Form 10QSB
period 1996-03-31
PENNICHUCK CORP
filed 1996-05-10
CIK 788885

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1996

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____ to _____.

                         Commission file number 0-18552

                             Pennichuck Corporation
       (Exact name of small business issuer as specified in its charter)

             New Hampshire                              02-0177370
      (State or other jurisdiction                   (I.R.S. Employer
    of incorporation or organization)              Identification  No.)

Four Water Street, Nashua, New Hampshire                   03061
(Address of principal executive offices)                (Zip Code)

                                 (603) 882-5191
                           (Issuer's telephone number)

                                 Not applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X       NO ___

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $1 Par Value--736,757 shares as of May 1, 1996

                                      INDEX

                     PENNICHUCK CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION                                     PAGE NUMBER

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets--
        March 31, 1996 and December 31, 1995 .................    3

        Condensed Consolidated Statements of Income--
        Three months ended March 31, 1996 and 1995 ...........    4

        Condensed Consolidated Statements of Cash Flows--
        Three months ended March 31, 1996 and 1995 ...........    5

        Notes to Condensed Consolidated Financial Statements--
        March 31, 1996 .......................................    6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations ........    7-10

PART II. OTHER INFORMATION

Item 1. Legal Proceedings ....................................    Not Applicable
Item 2. Changes in Securities ................................    Not Applicable
Item 3. Defaults upon Senior Securities ......................    Not Applicable
Item 4. Submission of Matters to a Vote
        of Security Holders ..................................    Not Applicable
Item 5. Other Information ....................................    Not Applicable
Item 6. Exhibits and Reports on Form 8-K .....................    11

SIGNATURES ...................................................    11


PART I.  Item 1.  FINANCIAL INFORMATION

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                March 31     December 31
                                                                1996         1995
                                                                ------------------------
                                                                    (In thousands)
                                                                     (Unaudited)

ASSETS
Property, Plant and Equipment
        Land ................................................    $   319    $   318
        Buildings ...........................................     15,302     15,173
        Equipment ...........................................     39,940     39,214
        Construction work in progress .......................        178        522
                                                                 -------    -------
                                                                  55,739     55,227
        Less accumulated depreciation .......................     14,002     13,781
                                                                 -------    -------
                                                                  41,737     41,446
Current Assets
        Cash ................................................        187        203
        Accounts receivable, net ............................      1,465      1,743
        Inventory ...........................................        218        220
        Other current assets ................................         89        404
                                                                 -------    -------
                                                                   1,959      2,570
Other Assets
        Land development costs  .............................      2,317      2,844
        Deferred charges, net ...............................      1,020        916
        Investment in real estate partnership    ............        114        117
                                                                 -------    -------
TOTAL ASSETS ................................................    $47,147    $47,893
                                                                 =======    =======

STOCKHOLDERS' EQUITY AND LIABILITIES
        Common stock-par value $1 per share .................    $   737    $   722
        Paid in capital .....................................      4,935      4,678
        Retained earnings ...................................      6,774      6,898
        Treasury stock, at cost .............................        (53)       (51)
                                                                 -------    -------
                                                                  12,393     12,247

Long Term Debt, less current portion ........................     20,299     20,881

Current Liabilities
        Current portion of long term debt ...................        131        147
        Accounts payable ....................................        231        586
        Accrued interest payable ............................        372        195
        Other accrued expenses  .............................        635        903
                                                                 -------    -------
                                                                   1,369      1,831
Other Liabilities
        Contributions in aid of construction ................      8,514      8,376
        Other liabilities and deferred credits ..............      4,572      4,558
                                                                 -------    -------
TOTAL STOCKHOLDERS' EQUITY & LIABILITIES ....................    $47,147    $47,893
                                                                 =======    =======

See notes to condensed consolidated financial statements.


PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                         Three Months Ended
                                                              March 31
                                                         -------------------
                                                          1996         1995
                                                         -------------------
                                                        (In thousands, except
                                                          per share amounts)

Revenues
        Water utility operations ....................    $2,353       $2,285
        Real estate operations and other ............       553           11
                                                         ------       ------
                                                          2,906        2,296
Operating expenses
        Water utility operations ....................     1,810        1,653
        Real estate operations and other ............       588           89
                                                         ------       ------
                                                          2,398        1,742

Operating income ....................................       508          554

        Other income (expense)  .....................        (1)           1
        Interest expense ............................      (421)        (423)
                                                         ------       ------

Income before income taxes ..........................        86          132

        Provision for income taxes ..................        30           50
                                                         ------       ------

Net income ..........................................    $   56       $   82
                                                         ======       ======

Net earnings per common share based on
 726,557 and 714,776 weighted average
 common shares in 1996 and 1995, respectively  ......    $  .08       $  .11
                                                         ======       ======

Dividends paid per common share  ....................    $  .25       $  .22
                                                         ======       ======

See notes to condensed consolidated financial statements


PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                     Three Months Ended
                                                          March 31
                                                   ----------------------
                                                     1996           1995
                                                   ----------------------
                                                       (In thousands)

CASH PROVIDED (USED) BY:

Operating Activities ...........................   $  1,051       $  920

Investing Activities:
        Purchase of property, plant and
         equipment and other assets ............      (729)         (312)
        Increase in contributions in aid of
         construction  .........................       166            30
        Increase (Decrease) in other ...........         1           (30)
                                                   -------        ------
                                                      (562)         (312)
Financing Activities:
        Payments on long-term debt .............    (8,598)           (4)
        Proceeds from issuance of long-term debt     8,000            --
        Payment of common dividends ............      (180)         (158)
        Decrease in note payable to bank .......        --          (495)
        Proceeds from dividend reinvestment plan
         and other .............................       273            15
                                                   -------        ------
                                                      (505)         (642)

(DECREASE) IN CASH .............................       (16)          (34)

CASH AT BEGINNING OF PERIOD ....................       203           198
                                                   -------        ------

CASH AT END OF PERIOD   ........................   $   187        $  164
                                                   =======        ======

Supplemental Cash Flow Information. Interest paid was $234,616 and $321,374 for the three months ended March 31, 1996 and 1995, respectively. No income taxes were paid in either of the three month periods ended March 31, 1996 and 1995.

See notes to condensed consolidated financial statements.


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 1996


NOTE A -- BACKGROUND

The financial statements include the accounts of Pennichuck Corporation (the "Company") and its wholly-owned subsidiaries, Pennichuck Water Works, Inc. ("Pennichuck"), The Southwood Corporation ("Southwood") and Pennichuck Water Service Corporation (the "Service Corporation"). All significant intercompany accounts have been eliminated in consolidation.

NOTE B -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The Balance Sheet amounts shown under the December 31, 1995 column have been derived from the audited financial statements of the Company as contained in its Annual Report to Shareholders. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 1995.


PART I. Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Liquidity and Financial Condition

The financial position of Pennichuck Corporation (the "Company") and its three wholly-owned operating subsidiaries, Pennichuck Water Works, Inc. ("Pennichuck"), The Southwood Corporation ("Southwood") and Pennichuck Water Service Corporation (the "Service Corporation") is shown in the accompanying CONDENSED CONSOLIDATED BALANCE SHEETS.

The Company's cash needs for operations, capital projects and dividends throughout the year are funded primarily by operating cash flow as supplemented by borrowings under a revolving credit agreement (the "agreement") with Fleet Bank-NH ("Fleet"). The agreement allows the Company to borrow up to $5.5 million at interest rates tied to Fleet's cost of funds or LIBOR, whichever is lower. At March 31, 1996, the Company had a 6.8%, $950,000 note outstanding under this credit facility maturing in June 1996 which may be automatically renewed at maturities ranging from 30 to 270 days. In addition, the Company had $730,000 outstanding under the revolving line of credit portion of the agreement, at Fleet's current base rate of 8.25%. Under the terms of the agreement, the maturity date of all amounts borrowed, or to be borrowed in the next 14 months, has been extended to May 31, 1997. As a result, outstanding bank borrowings at March 31, 1996 totaling $1,680,000 have been classified as "Long Term Debt" in the CONDENSED CONSOLIDATED BALANCE SHEETS.

Total indebtedness under the credit facility with Fleet decreased from $4,295,000 at December 31, 1995 to $1,680,000 at March 31, 1996. This decrease was principally due to (i) an $8 million refinancing in March 1996 of which $2,670,000 was applied against bank borrowings as discussed in the Company's 1995 ANNUAL REPORT TO SHAREHOLDERS, (ii) the receipt of $495,000 from a land sale during January 1996 and (iii) the receipt of $270,000 under the Company's dividend reinvestment and common stock purchase plan in February 1996. During the first quarter of 1996, however, the Company utilized its credit facility with Fleet to prepay $653,000 of principal previously outstanding on a mortgage note in order to take advantage of the recent decline in long term interest rates.

For the remainder of 1996, the Company's cash flow projections indicate that outstanding borrowings at various times of the year should not exceed $3.5 million and thus the Company has adequate credit availability to fund any unanticipated expenditures during 1996. The Company's consolidated capital budget for 1996 consists of $2.8 million for water utility projects and $400,000 for real estate capital expenditures, the total of which exceeds the $2.5 million and $2.4 million expended during 1995 and 1994, respectively. For the quarter ended March 31, 1996, Pennichuck invested $600,000 in capital projects, most of which relate to system improvements and upgrades.

Other changes in the Company's  financial position during the first quarter were
(i) a decrease of $315,000 in "Other Current Assets" resulting from prepaid property taxes which were fully amortized in the first quarter of 1996 and (ii) a decrease of $278,000 in accounts receivable reflecting the receipt of $150,000 as a contribution in aid of construction for a pumping station which was completed in December 1995.

In October 1995, the Company amended its dividend reinvestment plan to allow Pennichuck's residential customers and employees in New Hampshire to make initial investments in the Company's common stock and, thereafter to participate in the plan, as well as to allow for optional cash payments for existing shareholders. On February 15, 1996, the Company sold approximately $270,000 of common stock through initial investments and dividend reinvestments which has been added to the Company's consolidated common equity base. The proceeds from the plan investments were used to reduce outstanding bank borrowings during the quarter.

At March 31, 1996, consolidated retained earnings decreased to $6,774,000, or by $124,000 from the beginning of the year. This decline is due to a payout of $180,000 in common dividends on February 15, 1996 which exceeded the Company's consolidated net income of $56,000 for the first quarter. Due to the seasonal nature of the Company's water utility business, it is not uncommon for the Company's dividend payout to exceed its earnings in the first quarter of the calendar year. The Company's ability to pay common dividends is dependent on the level of its future earnings and the capital needs of its operating business units.

Results of Operations -- Three Months Ended March 31, 1996 Compared to Three
                         Months Ended March 31, 1995

For the three months ended March 31, 1996, consolidated net income was $56,000, or $.08 per share compared to $82,000, or $.11 per share for the same period in 1995. Consolidated revenues for the first quarter of 1996 increased to $2,906,000 from $2,296,000 last year. 1996 revenues reflect the receipt of approximately $500,000 from the sale of land by Southwood in January 1996; there were no such real estate revenues in the first quarter of 1995.

The Company's consolidated revenues are generally seasonal due to the overall significance of the water sales of Pennichuck as a percent of consolidated revenues. Water revenues are typically at their lowest point during the first and fourth quarters of the calendar year while water revenues in the second and third quarters tend to be greater as a result of increased water consumption during the late spring and summer months.

Water Utility Operations

Utility operating revenues for the three months ended March 31, 1996 increased to $2,353,000, a $70,000 increase over utility revenues for the same period in 1995. Revenues from billed consumption in 1996 were approximately 1% greater than in 1995 while unbilled revenues increased $38,000 reflecting a 4.3% increase in water pumpage during February and March 1996. Total water pumpage in Pennichuck's core system for the first quarter of 1996 was approximately 1 billion gallons compared to 965 million gallons in the first quarter of 1995.

During the past twelve months, Pennichuck's overall rate of return on its rate base, as defined, has been exceeding its allowed rate of return of 8.81% as authorized by the New Hampshire Public Utilities Commission (the "Commission"). For the twelve months ended March 31, 1996, Pennichuck's overall rate of return was 9.55% and as a result, Pennichuck has not filed for any rate relief with the Commission thus far during 1996.

Total operating expenses of Pennichuck were $1,810,000 for the three months ended March 31, 1996, or an increase of $157,000 over the same period last year. Operations and maintenance costs, which include water treatment and purification, distribution and administrative expenses, increased 6.9% -- from $1,085,000 in 1995 to $1,160,000 in 1996. Treatment and purification expenses increased $38,000 principally as a result of a 4.3% increase in pumpage volume and increased sludge removal fees payable to the City of Nashua. Administrative expenses increased approximately $28,000, or 5.4% over 1995 as a result of additional salaries, pension and post-retirement health benefits and public relations expenses.

Also included in Pennichuck's operating expenses are costs for property taxes to the various municipalities in which it owns and operates taxable property. In August 1995, Pennichuck reached a settlement agreement with Nashua and Merrimack, New Hampshire with respect to a re-assessment of its utility properties in those municipalities, resulting in a 23% increase over previous assessments. As a result, the first quarter of 1996 reflects a $60,000 increase in property taxes over the same quarter of 1995. Pennichuck expects that early in 1997 it will file with the Commission a petition to increase its water rates for the increased operating expenses discussed above and for investments in rate base which it has made since its last rate filing. Because rate proceedings may take up to a year, Pennichuck cannot at this time estimate when such increased water rates will take effect.

Real Estate and Other Operations

For the three months ended March 31, 1996, revenues from real estate and other activities were $553,000 compared to only $11,000 for the same period in 1995. The current year's real estate revenues include $495,000, net of sales commission, from the sale of a 19 acre parcel located in Southwood Business Park. That sale, which occurred in January 1996, reduces Southwood's property tax burden by $18,000 annually and leaves 13.5 acres remaining to be sold in that Business Park. There were no such real estate sales in the first quarter of 1995.

Real estate and other revenues in the first quarter of 1996 also include $28,000 of option income accrued by Southwood under a development option agreement which was entered into last September with a regional developer. Under the terms of that agreement, the developer will pay Southwood an annual option fee equal to the carrying costs associated with Southwood Corporate Park, principally property taxes and property maintenance costs, in exchange for the exclusive development rights of that Park. As lots are readied for development, the agreement provides for a per acre payment of $60,000 to Southwood. Currently, 47 acres in the Corporate Park lot are subject to this development agreement.

The operating expenses associated with the Company's real estate and other non-utility activities increased from $89,000 in the first quarter of 1995 to $588,000 in 1996. That increase includes infrastructure costs of $534,000 which were allocated to the aforementioned land sale in January 1996. Property taxes for the three months ended March 31, 1996 and 1995 were $43,000 and $60,000, respectively for Southwood; the decrease resulted from the two land sales in Southwood Corporate and Business Parks in August 1995 and in January 1996. Property taxes on those two parcels had been approximately $48,000 annually. For 1996, Southwood's property taxes are estimated to be $150,000, most of which relates to its two office parks. Approximately $130,000 of that amount is subject to reimbursement under the development option agreement discussed previously.


PART II. OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)  No exhibits are filed herewith.

(b) There were no reports on Form 8-K filed during the first quarter of 1996.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Pennichuck Corporation
                                        (Registrant)


Date: May 10, 1996                      /s/ Maurice L. Arel
                                            Maurice L. Arel, President and
                                            Principal Executive Officer


Date: May 10, 1996                      /s/ Charles J. Staab
                                            Charles J. Staab, Vice President,
                                            Treasurer and Principal Financial
                                            Officer