Form 10QSB
period 1996-06-30
PENNICHUCK CORP
filed 1996-08-13
CIK 788885

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to _________.


                      Commission file number    0-18552
                                               ---------

                           Pennichuck Corporation
      (Exact name of small business issuer as specified in its charter)


            New Hampshire                             02-0177370
     (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)             Identification No.)


   Four Water Street, Nashua, New Hampshire             03061
   (Address of principal executive offices)           (Zip Code)


                               (603) 882-5191
                         (Issuer's telephone number)


                               Not applicable
            (Former name, former address and former fiscal year,
                        if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            YES  [X]      NO  [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $1 Par Value--739,096 shares as of August 1, 1996

                                    INDEX

                   PENNICHUCK CORPORATION AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION                                           PAGE NUMBER

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets--June 30, 1996 and
         December 31, 1995                                               3

         Condensed Consolidated Statements of Income--Three months
         ended June 30, 1996 and 1995; Six months ended June 30, 1996
         and 1995                                                        4

         Condensed Consolidated Statements of Cash Flows--Six months
         ended June 30, 1996 and 1995                                    5

         Notes to Condensed Consolidated Financial Statements--
         June 30, 1996                                                   6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       7-12


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                               Not Applicable
Item 2.  Changes in Securities                                           Not Applicable
Item 3.  Defaults upon Senior Securities                                 Not Applicable
Item 4.  Submission of Matters to a Vote of Security Holders             13
Item 5.  Other Information                                               Not Applicable
Item 6.  Exhibits and Reports on Form 8-K                                13


SIGNATURES                                                               14

PART I.  Item 1.  FINANCIAL INFORMATION

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                               June 30                   December 31
                                                 1996     (In thousands)    1995
                                              -----------                -----------
                                              (Unaudited)

ASSETS
Property, Plant and Equipment
  Land                                          $   367                    $   318
  Buildings                                      15,650                     15,173
  Equipment                                      40,547                     39,214
  Construction work in progress                     105                        522
                                                ----------------------------------
                                                 56,669                     55,227
  Less accumulated depreciation                  14,283                     13,781
                                                ----------------------------------
                                                 42,386                     41,446
Current Assets
  Cash                                              219                        203
  Accounts receivable, net                        1,756                      1,743
  Inventory                                         221                        220
  Other current assets                              436                        404
                                                ----------------------------------
                                                  2,632                      2,570
Other Assets
  Land development costs                          2,302                      2,844
  Deferred charges, net                           1,040                        916
  Investment in real estate partnerships            368                        117
                                                ----------------------------------
TOTAL ASSETS                                    $48,728                    $47,893
                                                ==================================

STOCKHOLDERS' EQUITY AND LIABILITIES
  Common stock-par value $1 per share           $   742                    $   722
  Paid in capital                                 5,018                      4,678
  Retained earnings                               6,928                      6,898
  Treasury stock, at cost                           (53)                       (51)
                                                ----------------------------------
                                                 12,635                     12,247

Long Term Debt, less current portion             21,509                     20,881

Current Liabilities
  Current portion of long term debt                 131                        147
  Accounts payable                                  323                        586
  Accrued interest payable                          348                        195
  Other accrued expenses                            664                        903
                                                ----------------------------------
                                                  1,466                      1,831
Other Liabilities
  Contributions in aid of construction            8,533                      8,376
  Other liabilities and deferred credits          4,585                      4,558
                                                ----------------------------------
TOTAL STOCKHOLDERS' EQUITY & LIABILITIES        $48,728                    $47,893
                                                ==================================


See notes to condensed consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                  Quarter Ended        Six Months Ended
                                                     June 30               June 30
                                                ------------------    ------------------
                                                 1996       1995       1996       1995
                                                -------    -------    -------    -------
                                               (In thousands, except per share amounts and
                                                    weighted average number of shares)

Revenues
  Water utility operations                      $ 2,667    $ 2,744    $ 5,020    $ 5,029
  Real estate operations and other                   61         28        614         39
                                                ----------------------------------------
                                                  2,728      2,772      5,634      5,068
Operating expenses
  Water utility operations                        1,797      1,758      3,607      3,411
  Real estate operations and other                   (8)        29        580        118
                                                ----------------------------------------
                                                  1,789      1,787      4,187      3,529

Operating income                                    939        985      1,447      1,539

  Other income                                        5          3          4          4
  Interest (expense)                               (393)      (431)      (814)      (854)
                                                ----------------------------------------

Income before income taxes                          551        557        637        689

  Provision for income taxes                        207        214        237        264
                                                ----------------------------------------

Net income                                      $   344    $   343    $   400    $   425
                                                ========================================

Net income per common share                     $   .47    $   .48    $   .55    $   .59
                                                ========================================


Dividends paid per common share                 $   .26    $   .22    $   .51    $   .44
                                                ========================================


Weighted average number of shares outstanding   736,517    715,644    731,173    715,210
                                                ========================================


See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        Six Months Ended
                                                            June 30
                                                       ------------------
                                                        1996       1995
                                                       -------    -------
                                                         (In thousands)

CASH PROVIDED (USED) BY:

Operating Activities                                   $ 1,154    $   946

Investing Activities:
  Purchase of property, plant and equipment             (1,556)      (709)
  Receipt of Contributions in Aid of Construction          214         80
  (Increase) in partnership investments                   (252)         1
  (Increase) in other assets                              (145)      (113)
                                                       ------------------
                                                        (1,739)      (741)

Financing Activities:
  Payments on long-term debt                            (7,388)        (8)
  Proceeds from issuance of long-term debt               8,000         --
  Payment of common dividends                             (370)      (315)
  Increase in notes payable to bank                         --         40
  Proceeds from dividend reinvestment plan and other       359         28
                                                       ------------------
                                                           601       (255)

INCREASE (DECREASE) IN CASH                                 16        (50)

CASH AT BEGINNING OF PERIOD                                203        198
                                                       ------------------

CASH AT END OF PERIOD                                  $   219    $   148
                                                       ==================


Supplemental Cash Flow Information. Interest paid was $662,994 and $842,400 for the six months ended June 30, 1996 and 1995, respectively. Income taxes paid were $160,000 and $174,000 for the six months ended June 30, 1996 and 1995, respectively.


See notes to condensed consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 1996


NOTE A -- BACKGROUND

The financial statements include the accounts of Pennichuck Corporation (the "Company") and its wholly-owned subsidiaries, Pennichuck Water Works, Inc. ("Pennichuck"), The Southwood Corporation ("Southwood") and
Pennichuck Water Service Corporation ("PWSC"). All significant intercompany accounts have been eliminated in consolidation.


NOTE B -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The Balance Sheet amounts shown under the December 31, 1995 column have been derived from the audited financial statements of the Company as contained in its Annual Report to Shareholders. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 1995.

PART I.  Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition

The financial position of Pennichuck Corporation (the "Company") and its three wholly-owned operating subsidiaries, Pennichuck Water Works, Inc. ("Pennichuck"), The Southwood Corporation ("Southwood") and Pennichuck Water Service Corporation ("PWSC") is shown in the accompanying Condensed Consolidated Balance Sheets.

The Company's cash needs for operations, capital projects and dividends throughout the year are funded primarily by operating cash flow as supplemented by borrowings under a revolving credit agreement (the "agreement") with Fleet Bank-NH ("Fleet"). The agreement allows the Company to borrow up to $4.5 million at interest rates tied to Fleet's cost of funds or LIBOR, whichever is lower. At June 30, 1996, the Company had a 7.04%, $2,000,000 note outstanding under this credit facility maturing in September 1996, which note may be automatically renewed at maturities ranging from one to twenty months. In addition, the Company had $890,000 outstanding under the revolving line of credit portion of the agreement, at Fleet's current base rate of 8.25%. Under the terms of the agreement, the maturity date of all amounts borrowed, or to be borrowed in the next 23 months, has been extended to May 31, 1998. As a result, outstanding bank borrowings at June 30, 1996 totaling $2,890,000 have been classified as "Long Term Debt" in the Condensed Consolidated Balance Sheets.

Total indebtedness under the credit facility with Fleet decreased from $4,295,000 at December 31, 1995 to $2,890,000 at June 30, 1996. This
decrease was principally due to (i) an $8,000,000 refinancing in March 1996 of which $2,670,000 was applied against bank borrowings as discussed in the Company's 1995 Annual Report to Shareholders, (ii) the receipt of $495,000 from a land sale during January 1996 and (iii) the receipt of $357,000 under the Company's dividend reinvestment and common stock purchase plan in February and May 1996. In March 1996, however, the Company utilized its credit facility with Fleet to prepay $653,000 of principal previously outstanding on a mortgage note in order to take advantage of the recent decline in long-term interest rates.

For the second half of 1996, the Company's cash flow projections indicate that outstanding borrowings under the agreement at various times of the year should not exceed $3.5 million and that the Company has adequate credit availability to fund any unanticipated expenditures during the next twelve months. The Company's revised 1996 consolidated capital budget consists of $2,635,000 for water utility projects and $280,000 for real estate capital expenditures, the total of which exceeds the $2.5 million and $2.4 million expended for capital projects during 1995 and 1994, respectively. Through the six months ended June 30, 1996, Pennichuck has invested $1,540,000 in capital projects, principally for a new booster station in the northwest section of Nashua and other system improvements and upgrades.

Other changes in the Company's financial position during the first half of 1996 were (i) a decrease of $542,000 in "Land Development Costs" which relates to the infrastructure costs allocated to the sale of a 19 acre parcel of land in January 1996 and (ii) an increase of $251,000 in two real estate joint ventures in which Southwood and the Company are participating and discussed in further detail under "Results of Operations
- -- Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995, Real Estate Operations and Other." Also, at June 30, 1996, current liabilities were $1,466,000 representing a $365,000 decrease from the end of 1995. That decrease principally resulted from the repayment of $107,000 in customer deposits and advances and a payment in the amount of $75,000 to the City of Nashua as settlement for certain obligations relating to the zoning of Southwood Business Park.

In October 1995, the Company amended its dividend reinvestment plan to allow Pennichuck's residential customers and employees in New Hampshire to make initial investments in the Company's common stock and thereafter to participate in the plan, as well as to allow for optional cash payments by existing shareholders. On February 15 and May 15, 1996, the Company issued and sold approximately 20,000 new shares of common stock through initial investments, optional cash payments and dividend reinvestments. The effect of those new shares has been to add approximately $357,000 to the Company's consolidated common equity base. The proceeds from the plan investments were used to reduce outstanding bank borrowings during the quarter.

At June 30, 1996, consolidated retained earnings increased to $6,928,000, or by $30,000 from the beginning of the year, reflecting net income of $400,000 less payment of common dividends of $370,000 for the six months then ended. The Company's ability to pay common dividends is dependent on the level of its future earnings and the capital needs of its operating business units.


Results of Operations - - Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

For the six month period ended June 30, 1996, consolidated net income was $400,000, or $.55 per common share compared to $425,000, or $.59 per common share for the same period in 1995. Consolidated revenues thus far in 1996 were $5,634,000, or $566,000 more than last year. That increase occurred in the real estate activities of the Company principally as a result of the receipt of approximately $500,000 from the sale of land by Southwood in January 1996; there were no such real estate revenues in the first half of 1995. Pennichuck's water revenues were essentially flat for the comparable periods. The Company's consolidated revenues are generally seasonal due to the overall significance of the water sales of Pennichuck as a percent of consolidated revenues. Water revenues are typically at their lowest point during the first and fourth quarters of the calendar year while water revenues in the second and third quarters tend to be greater as a result of increased water consumption during the late spring and summer months.

Water Utility Operations

Utility operating revenues for the first half of 1996 totaled $5,020,000 or a $9,000 decrease from the same period in 1995. Water sales were essentially flat during the first half of 1996 compared to the same period in 1995. Billed consumption in Pennichuck's core system declined by 1.3%, which translates into approximately $36,000 of water sales. That decline is principally due to the cooler and damper spring experienced in 1996 as well as a decline in industrial consumption from 1995 to 1996. However, water sales in Pennichuck's satellite systems increased approximately $15,000 as a result of an 8.6% increase in the number of customers outside Pennichuck's core system.

Pennichuck has not filed for any rate relief since its last step adjustment on December 1, 1994. Presently, Pennichuck is contemplating filing for rate relief in early 1997 given its growth in rate base and increased operating costs, principally property taxes and sludge removal, over the past two years. Pennichuck's investment in rate base has increased from $27.9 million at the end of 1994 to $29.4 million at the end of June 1996 while property taxes payable to the City of Nashua and Town of Merrimack have increased by nearly $250,000, or 25%, over the same period.

The operating expenses of Pennichuck totaled $3,607,000 for the six months ended June 30, 1996, or an increase of $196,000 from the same period last year. Of that increase, $74,000 relates to property tax increases resulting from reassessments of Pennichuck's property in Nashua and Merrimack, New Hampshire. That increase became effective April 1, 1995. Pennichuck's treatment and production costs were $700,000 for the first half of 1996, representing a $76,000 increase over 1995 caused primarily by increases in chemical, sludge removal and labor costs. In February 1996, the City of Nashua increased the sludge disposal fee rate chargeable to Pennichuck from $1.31 per hundred cubic feet to $3.91 per hundred cubic feet resulting in a $23,000 increase in sludge fees for the first half of the year. Additionally, Pennichuck's depreciation expense increased by $31,000 reflecting the added investment in plant in service during 1995.

Water Service Operations

In an effort to expand its non-regulated, water-related business activities, the Company created a wholly-owned subsidiary, Pennichuck Water Service Corporation ("PWSC"), which entered into a joint venture with Weston & Sampson Services, Inc. ("WSS"), a regional water engineering firm, for the purpose of providing water-related operations and maintenance contract services to municipalities. Federal mandates under the Safe Drinking Water Act have made compliance difficult for municipalities, especially those with limited bonding ability. Contract operations and public-private partnerships provide viable alternatives for such municipalities. In May 1995, the joint venture of PWSC and WSS entered into a three year contract with the Town of Cohasset, Massachusetts to operate its water treatment plant and distribution system. While this single contract alone did not have a material impact on the Company's consolidated earnings during 1995 or in the first half of 1996, it is expected that the operations and maintenance contract alternative provides an opportunity for significant growth for the Company.


Real Estate and Other Operations

For the six months ended June 30, 1996 and 1995, revenues from real estate and other activities totaled $614,000 and $39,000, respectively. The current year's real estate revenues include $495,000, net of commission, from the sale of a 19 acre parcel located in Southwood Business Park. That sale, which occurred in January 1996, reduces Southwood's property tax burden by $18,000 annually. There were no such real estate sales during the same period in 1995.

Other revenues from real estate-related activities include approximately $49,000 of option fee income earned during the six months ended June 30, 1996. Under a development option agreement entered into last September with a regional developer, Southwood receives an annual option fee equal to the carrying costs associated with Southwood Corporate Park, principally property taxes and maintenance costs, in exchange for an option for the exclusive development rights for that Park. As lots are readied for development, the option agreement provides for a per acre payment of a minimum of $60,000 to Southwood. Presently, there are 47 acres in the Corporate Park subject to this agreement.

The operating expenses associated with the Company's real estate and other non-utility activities increased from $118,000 in 1995 to $580,000 in 1996. Of that increase, $534,000 relates to the infrastructure costs which were allocated to the aforementioned land sale in January 1996. Property taxes on Southwood's real estate holdings for the first six months of 1996 were $14,000 compared to $94,000 in same period of 1995. That decrease in expense resulted from the receipt of approximately $50,000 from the City of Nashua for an abatement filed last year by Southwood. That abatement sought to reduce the assessed values of property located in Southwood Corporate Park which previously had been assessed at $4.5 million. Under the terms of the abatement, the property within Southwood Corporate Park was re-assessed at $2.5 million for the tax year April 1, 1995 to March 31, 1996. Based on the new assessments, Southwood expects that its property taxes on the Corporate Park will be $75,000 to $80,000 for the current year. However, any property taxes paid on the Corporate Park will be subject to reimbursement under the development option agreement discussed above.For the second quarter ended June 30, 1996, consolidated net income was $344,000, or $.47 per common share compared to $343,000, or $.48 per share for the same quarter in 1995. The slight decline in earnings per share resulted from the effect of an additional 20,000 shares outstanding during the six months ended June 30, 1996 compared to the same period in 1995. Consolidated revenues for the second quarter of 1996 were $2,728,000 compared to $2,772,000 in 1995. As discussed below, that decline occurred primarily due to a reduction in water consumption in the utility operations.

Water Utility Operations

Operating revenues of Pennichuck, which are comprised primarily of water sales and fire protection charges, were $2,667,000 for the three months ended June 30, 1996, or $77,000 less than in 1995. Billed water consumption in Pennichuck's core system declined by nearly 20 million gallons, representing a 2% drop from last year. The decline in consumption is attributable to the damper weather conditions during the second quarter of 1996 compared to the same quarter in 1995. Rainfall in the second quarter of this year exceeded 14" compared to only 7.2" last year.

Total operating expenses relating to the water utility operations include operations and maintenance costs as well as depreciation and amortization, property and payroll taxes. The total of these expenses in the second quarter of 1996 was $1,797,000, an increase of $39,000, or 2.2% over the same period last year. Operations and maintenance expenses, comprised of production, treatment, distribution and administrative costs, increased by $56,000 over 1995, although that increase was offset by an additional $56,000 of overhead expenses which were capitalized on major construction projects during the quarter. Depreciation and property taxes on new investments made in 1995 resulted in an increase of $18,000 and $13,000, respectively, from the second quarter of 1995 to the second quarter of 1996. Production costs for sludge removal increased $20,000 for the quarter as a result of higher disposal fees charged by the City to Pennichuck as discussed earlier.

Real Estate and Other Operations

During the quarters ended June 30, 1996 and 1995, there were no real estate sales. The $33,000 increase in "Revenues from real estate operations and other" in the second quarter of 1996 is attributable to the option fee income earned under the aforementioned development option agreement.

In May 1996, NYNEX Corporation ("NYNEX"), a partner in 555 Aeyers Mills Associates, sold its one-half interest in that partnership to the Company for approximately $204,000 pursuant to the terms of the partnership agreement. NYNEX's decision to sell its interest was part of a corporate-wide plan to divest itself from real estate development activities. That partnership was originally formed to develop, construct and lease a 90,000 square foot commercial office building on a 6.75 acre site owned by the partnership in Southwood Corporate Park. That parcel is now included under the development option agreement discussed earlier.

In May 1996, Southwood entered into a joint venture, Bowers Pond LLP, with a local builder to develop a 21 lot residential subdivision in the City of Nashua. Under the terms of that agreement, Southwood, as a 50% partner, has sold the partnership approximately 15 acres of land in exchange for a $420,000, non-interest bearing note. As homes are constructed and sold to third parties, Southwood will receive principal payments on the note in the amount of $20,000 per lot and 50% of the profit on each home. To date, the partnership has received five purchase and sale agreements and those sales are expected to occur in the fourth quarter of 1996. Under generally accepted accounting principles, the note receivable from the partnership has been offset by the deferred gain on the sale of land to the partnership and any gains will be recorded as the homes are sold to third parties.

Real estate and other operating costs decreased $37,000 between the two quarterly periods, principally due to the receipt in May 1996 of approximately $50,000 in property tax abatements relating to the prior year. Furthermore, the assessed value of land in Southwood's Corporate and Business Parks was reduced by approximately $2 million, resulting in a quarterly decrease of $15,000 in property taxes. Other operating costs include property management expenses relating to Southwood Corporate and Business Parks and allocated management fees from the Company which did not change materially from the second quarter of 1995 to the second quarter of 1996.

PART II.  OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote Of Security Holders

(a)  On April 19, 1996, the Company held its Annual Meeting of
Shareholders to elect three directors and to ratify the appointment by the Board of Directors of the firm of Arthur Andersen LLP as independent accountants of the Company for the year ending December 31, 1996.

(b) The following three incumbent directors were re-elected to three year terms expiring at the Annual Meeting of Shareholders in 1999:

                               Number of Shareholders Voting --
                                 For      Against    Abstaining
                               -------    -------    ----------

   Hannah M. McCarthy          488,006       0         6,722
   Stephen J. Densberger       488,177       0         6,551
   Charles J. Staab            488,185       0         6,543

The continuing directors whose terms expire beyond the April 19, 1996 Annual Meeting date are:

   Maurice L. Arel          Joseph P. Bellavance
   Frank B. Clancy          Charles E. Clough
   Robert P. Keller         Davis P. Thurber

(c) By a vote of 491,794 shares FOR, 1,686 shares AGAINST and 1,248 shares ABSTAINING, the Board of Directors' appointment of Arthur Andersen LLP as the Company's independent accountants for the year ending
December 31, 1996, was ratified.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:


(a)  No exhibits are filed herewith.

(b) There were no reports on Form 8-K filed during the second quarter of 1996.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Pennichuck Corporation
                                   -----------------------------------------
                                   (Registrant)



Date: August 9, 1996               /s/ Maurice L. Arel
      ------------------           -----------------------------------------
                                   Maurice L. Arel, President and
                                   Principal Executive Officer




Date: August 9, 1996               /s/ Charles J. Staab
      ------------------           -----------------------------------------
                                   Charles J. Staab, Vice President,
                                   Treasurer and Principal Financial Officer