Form 10QSB
period 1996-09-30
PENNICHUCK CORP
filed 1996-11-13
CIK 788885

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _____.


Commission file number    0-18552


                             Pennichuck Corporation
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            New Hampshire                             02-0177370
--------------------------------------   ---------------------------------------
    (State or other jurisdiction                  (I.R.S. Employer
  of incorporation or organization)             Identification No.)


Four Water Street, Nashua, New Hampshire                     03061
-----------------------------------------      ---------------------------------
(Address of principal executive offices)                   (Zip Code)


                                 (603) 882-5191
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


                                 Not applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


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

        Common Stock, $1 Par Value--742,075 shares as of November 1, 1996

                                     INDEX

                    PENNICHUCK CORPORATION AND SUBSIDIARIES


                                                                                PAGE NUMBER
                                                                                -----------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets--September 30, 1996 and
         December 31, 1995                                                            3

         Condensed Consolidated Statements of Income--Three months ended
         September 30, 1996 and 1995; Nine months ended September 30, 1996
         and 1995                                                                     4

         Condensed Consolidated Statements of Cash Flows--Nine months ended
         September 30, 1996 and 1995                                                  5

         Notes to Condensed Consolidated Financial Statements--
         September 30, 1996                                                           6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                      7-13


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                      Not Applicable
Item 2.  Changes in Securities                                                  Not Applicable
Item 3.  Defaults upon Senior Securities                                        Not Applicable
Item 4.  Submission of Matters to a Vote of Security Holders                    Not Applicable
Item 5.  Other Information                                                      Not Applicable
Item 6.  Exhibits and Reports on Form 8-K                                            13


SIGNATURES                                                                           13

PART I.  Item 1.  FINANCIAL INFORMATION

                   PENNICHUCK CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                September 30     December 31
                                                    1996            1995
                                                ------------     -----------
ASSETS                                          (Unaudited)
                                                       (In thousands)

Property, Plant and Equipment
  Land                                            $    379         $    318
  Buildings                                         15,807           15,173
  Equipment                                         41,043           39,214
  Construction work in progress                        176              522
                                                    57,405           55,227
  Less accumulated depreciation                     14,584           13,781
                                                    42,821           41,446
Current Assets
  Cash                                                  50              203
  Accounts receivable, net                           1,840            1,743
  Inventory                                            230              220
  Other current assets                                  85              404
                                                     2,205            2,570
Other Assets
  Land development costs                             2,302            2,844
  Deferred charges, net                              1,038              916
  Investment in real estate partnerships               415              117
TOTAL ASSETS                                      $ 48,781         $ 47,893

STOCKHOLDERS' EQUITY AND LIABILITIES
  Common stock-par value $1 per share             $    745         $    722
  Paid in capital                                    5,068            4,678
  Retained earnings                                  7,112            6,898
  Treasury stock, at cost                              (53)             (51)
                                                    12,872           12,247

Long-Term Debt, less current portion                20,796           20,881

Current Liabilities
  Current portion of long-term debt                    818              147
  Accounts payable                                     212              586
  Accrued interest payable                             214              195
  Other accrued expenses                               668              903
                                                     1,912            1,831
Other Liabilities
  Contributions in aid of construction               8,600            8,376
  Other liabilities and deferred credits             4,601            4,558
TOTAL STOCKHOLDERS' EQUITY & LIABILITIES          $ 48,781         $ 47,893



See notes to condensed consolidated financial statements.

                   PENNICHUCK CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                     Quarter Ended         Nine Months Ended
                                                      September 30            September 30
                                                   ------------------      ------------------
                                                   1996       1995         1996       1995
                                                   -------    -------      -------    -------
                                                   (In thousands, except per share amounts)

Revenues
  Water utility operations                         $ 3,057    $ 3,184      $ 8,077    $ 8,213
  Real estate operations and other                      50        604          664        643
                                                     3,107      3,788        8,741      8,856
Operating expenses
  Water utility operations                           2,051      1,992        5,658      5,403
  Real estate operations and other                      42        482          622        600
                                                     2,093      2,474        6,280      6,003

Operating income                                     1,014      1,314        2,461      2,853

  Other income (expense)                                 4        (61)           8        (57)
  Interest expense                                     409        430        1,223      1,284

Income before income taxes                             609        823        1,246      1,512

  Provision for income taxes                           232        311          469        575

Net income                                         $   377    $   512      $   777    $   937


Net income per common share                        $   .51    $   .72      $  1.06    $  1.31


Dividends paid per common share                    $   .26    $   .22      $   .77    $   .66


Weighted average number of shares outstanding      740,514    715,474      734,132    715,760


See notes to condensed consolidated financial statements.

                   PENNICHUCK CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                         Nine Months Ended
                                                            September 30
                                                         ------------------
                                                          1996       1995
                                                         -------    -------
                                                           (In thousands)


CASH PROVIDED (USED) BY:

Operating Activities                                     $ 1,870    $ 2,187

Investing Activities:
  Purchase of property, plant and equipment               (2,308)    (1,400)
  Receipt of contributions in aid of construction            311        178
  (Increase) decrease in partnership investments            (298)         4
  (Increase) decrease in other assets                       (164)      (130)
                                                          (2,459)    (1,348)
Financing Activities:
  Payments on long-term debt                              (7,414)      (213)
  Proceeds from issuance of long-term debt                 8,000      4,645
  Increase (decrease) in notes payable to bank                --     (4,645)
  Payment of common dividends                               (563)      (472)
  Proceeds from dividend reinvestment plan & other           413         43
                                                             436       (642)

INCREASE (DECREASE) IN CASH                                 (153)       197

CASH AT BEGINNING OF PERIOD                                  203        198

CASH AT END OF PERIOD                                    $    50    $   395


     Supplemental Cash Flow Information. Interest paid was $1,195,000 and $1,245,000 for the nine months ended September 30, 1996 and 1995, respectively. Income taxes paid were $265,000 and $288,000 for the nine months ended September 30, 1996 and 1995, respectively.


See notes to condensed consolidated financial statements.

                    PENNICHUCK CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               September 30, 1996


NOTE A -- BACKGROUND

     The financial statements include the accounts of Pennichuck Corporation (the "Company") and its wholly-owned subsidiaries, Pennichuck Water Works, Inc. ("Pennichuck"), The Southwood Corporation ("Southwood") and Pennichuck Water Service Corporation ("PWSC"). All significant intercompany accounts have been eliminated in consolidation.


NOTE B -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The Balance Sheet amounts shown under the December 31, 1995 column have been derived from the audited financial statements of the Company as contained in its Annual Report to Shareholders. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 1995.

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

     The Company's cash needs for operations, capital projects, debt service and dividends throughout the year are funded primarily by operating cash flow as supplemented by borrowings under a revolving credit agreement (the "agreement") with Fleet Bank-NH ("Fleet"). The agreement allows the Company to borrow up to $4.5 million at interest rates tied to Fleet's cost of funds or LIBOR, whichever is lower. At September 30, 1996, the Company had $2,500,000 in notes outstanding under this credit facility, at interest rates ranging from 7.16% to 7.41%. These notes mature in December 1996 and may be automatically renewed at maturities ranging from one to seventeen months. In addition, the Company had $395,000 outstanding under the revolving line of credit portion of the agreement, at Fleet's current base rate of 8.25%. Under the terms of the agreement, the maturity date of all amounts borrowed, or to be borrowed in the next 20 months, has been extended to May 31, 1998. As a result, outstanding bank borrowings at September 30, 1996 totaling $2,895,000 have been classified as "Long Term Debt" in the Condensed Consolidated Balance Sheets.

     Total indebtedness under the credit facility with Fleet decreased from $4,295,000 at December 31, 1995 to $2,895,000 at September 30, 1996. This
decrease was principally due to (i) an $8,000,000 refinancing in March 1996 of which $2,670,000 was applied against bank borrowings as discussed in the Company's 1995 Annual Report to Shareholders, (ii) the receipt of $495,000 from a land sale during January 1996 and (iii) the receipt of $411,000 from the sale of Company common stock under its dividend reinvestment and common stock purchase plan in February, May and August 1996. In March 1996, however, the Company utilized its credit facility with Fleet to prepay $653,000 of principal previously outstanding on a mortgage note in order to take advantage of the recent decline in long-term interest rates.

     For the remainder of 1996, the Company's cash flow projections indicate that outstanding borrowings under the agreement at various times of the year should not exceed $3.5 million and that the Company should have adequate credit availability to fund any unanticipated expenditures during the next twelve months. The Company's revised 1996 consolidated capital budget consists of $2,804,000 for water utility projects and $298,000 for real estate capital expenditures, the total of which exceeds the $2.5 million and $2.4 million expended for capital projects during 1995 and 1994, respectively. Through the nine months ended September 30, 1996, Pennichuck has invested $2,128,000 in capital projects, net of $310,000 of contributions in aid of construction. These projects consist primarily of a new booster station in the northwest section of Nashua, relocation of mains to accommodate highway improvements in Nashua and routine system upgrades.

     Other changes in the Company's financial position during the first nine months of 1996 were (i) a decrease of $542,000 in "Land Development Costs" which reflects the removal of the infrastructure costs allocated to the sale of a 19 acre parcel of land in January 1996 and (ii) an increase of $298,000 in "Investment in real estate partnerships" in two real estate joint ventures in which Southwood and the Company are participating and discussed in further detail under "Results of Operations -- Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995, Real Estate Operations and Other." Also, at September 30, 1996, the "Current portion of long-term debt" includes $718,000 for a balloon payment on one of Pennichuck's outstanding notes due August 1, 1997. The decrease in "Other accrued expenses" relates principally to the repayment of $97,000 in customer deposits and advances and a payment in the amount of $75,000 to the City of Nashua as settlement for certain obligations relating to the zoning of Southwood Business Park.

     In October 1995, the Company amended its dividend reinvestment plan to allow Pennichuck's residential customers and employees in New Hampshire to make initial investments in the Company's common stock and thereafter to participate in the plan, as well as to allow for limited optional cash payments by existing shareholders. On February 15 , May 15 and August 15, 1996, the Company issued and sold approximately 23,000 new shares of common stock through initial investments, optional cash payments and dividend reinvestments. The effect of those new shares has been to add approximately $411,000 to the Company's consolidated common equity base. The proceeds from the plan investments were used to reduce outstanding bank borrowings during the quarter.

     At September 30, 1996, consolidated retained earnings increased to $7,112,000, or by $214,000 from the beginning of the year, reflecting net income of $777,000 less payment of common dividends of $563,000 for the nine months then ended. The Company's ability to pay common dividends is dependent on the level of its future earnings and the capital needs of its operating business units.


Results of Operations -- Nine Months Ended September 30, 1996 Compared to Nine
                         Months Ended September 30, 1995

     For the nine month period ended September 30, 1996, consolidated net income was $777,000, or $1.06 per common share compared to $937,000, or $1.31 per common share for the same period in 1995. Consolidated revenues thus far in 1996 were $8,741,000, or $115,000 less than last year. That revenue decrease occurred in the water utility operations of the Company principally as a result of a decline in billed consumption during the 1996 period. The Company's consolidated revenues are generally seasonal due to the overall significance of the water sales of Pennichuck as a percent of consolidated revenues. Water revenues are typically at their lowest point during the first and fourth quarters of the calendar year while water revenues in the second and third quarters tend to be greater as a result of increased water consumption during the late spring and summer months.

Water Utility Operations

     Utility operating revenues for the first nine months of 1996 totaled $8,077,000 or a $136,000 decrease from the same period in 1995, reflecting a 3.8% decline in billed consumption in Pennichuck's core system. That decline is principally due to the cooler and damper spring and summer experienced in 1996 as well as a decline in industrial consumption from 1995 to 1996. Year to date rainfall in 1996 was 36 inches, or nearly 48% more than in 1995. However, water sales in Pennichuck's satellite systems increased approximately $18,000 as a result of a 7.7% increase in the number of customers outside Pennichuck's core system.

     Pennichuck has not filed for any rate relief since its last step adjustment on December 1, 1994. Presently, Pennichuck is contemplating filing for rate relief in early 1997 given its growth in rate base and increased operating costs, principally property taxes and sludge removal, over the past two years. Pennichuck's investment in rate base has increased from $27.9 million at the end of 1994 to $29.3 million at the end of September 1996 while property taxes payable to the City of Nashua and Town of Merrimack have increased on an annual basis by nearly $250,000, or 25%, over the same period.

     The operating expenses of Pennichuck totaled $5,658,000 for the nine months ended September 30, 1996, an increase of $255,000 from the same period last year. Of that increase, $74,000 relates to property tax increases resulting from reassessments of Pennichuck's property in Nashua and Merrimack, New Hampshire. Those increases became effective April 1, 1995. Pennichuck's treatment and production costs were $1,313,000 for the nine months ended September 30, 1996, representing a $38,000 increase over 1995 caused primarily by increases in chemical, sludge removal and labor costs. In February 1996, the City of Nashua increased the sludge disposal fee rate chargeable to Pennichuck from $1.31 per hundred cubic feet to $3.91 per hundred cubic feet resulting in a $35,000 increase in sludge fees for the first nine months of the year. Increases in production costs, however, were offset by $52,000 in reduced electric costs as a result of a 3.2% decrease in 1996 pumpage. Distribution and maintenance expenses thus far in 1996 increased by $69,000 over last year reflecting additional gate valve maintenance and main repair costs experienced during the third quarter of 1996. Given the significant capital investment in rate base during 1995 and 1996, Pennichuck also experienced a $47,000 increase in depreciation over last year.

Water Service Operations

     In an effort to expand its non-regulated, water-related business activities, the Company created a wholly-owned subsidiary, Pennichuck Water Service Corporation ("PWSC"), which entered into a joint venture with Weston & Sampson Services, Inc. ("WSS"), a regional water engineering firm, for the purpose of providing water-related operations and maintenance contract services to municipalities. Federal mandates under the Safe Drinking Water Act have made compliance difficult for municipalities, especially those with limited bonding ability. Contract operations and public-private partnerships provide viable alternatives for such municipalities. In May 1995, the joint venture of PWSC and WSS entered into a three year contract with the Town of Cohasset, Massachusetts to operate its water treatment plant and distribution system. While this single contract alone did not have a material impact on the Company's consolidated earnings during 1995 or during the first nine months of 1996, it is expected that the operations and maintenance contract alternative provides an opportunity for growth in the Company's non-regulated operations.


Real Estate and Other Operations

     For the nine months ended September 30, 1996 and 1995, revenues from real estate and other activities totaled $664,000 and $643,000, respectively. The current year's real estate revenues include $495,000, net of commission, from the sale of a 19 acre parcel located in Southwood Business Park. That sale, which occurred in January 1996, reduces Southwood's property tax burden by $18,000 annually. In August 1995, Southwood sold a 9.9 acre parcel in its Corporate Park for $647,000, resulting in a pretax gain of $147,000.

     Other revenues from real estate-related activities during 1996 include approximately $66,000 of option fee income earned during the nine months ended September 30, 1996. Under a development option agreement entered into in September 1995 with a regional developer, Southwood receives an annual option fee equal to the carrying costs associated with Southwood Corporate Park, principally property taxes and maintenance costs, in exchange for an option for the exclusive development rights for that Park. As lots are readied for development, the option agreement provides for a per acre payment of a minimum of $60,000 to Southwood. Presently, there are 47 acres in the Corporate Park subject to this agreement.

     The operating expenses associated with the Company's real estate and other non-utility activities increased to $622,000 in 1996 from $600,000 in 1995. Those amounts include infrastructure costs of $520,00 and $415,000, respectively, which were allocated to the aforementioned land sales. Property taxes on Southwood's real estate holdings for the first nine months of 1996 were $35,000 compared to $139,000 in same period of 1995. That decrease in expense resulted from the receipt of approximately $50,000 from the City of Nashua for an abatement filed last year by Southwood. That abatement proceeding resulted in a reduction of the assessed values of property located in Southwood Corporate Park which previously had been assessed at $4.5 million. Under the terms of the abatement, the property within Southwood Corporate Park was re-assessed at $2.5 million for the tax year April 1, 1995 to March 31, 1996. Based on these new assessments, Southwood expects that its property taxes on the Corporate Park will be approximately $80,000 for the current year compared to $133,000 last year.

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

     Also in May 1996, Southwood entered into a joint venture, Bowers Pond LLP, with a local builder to develop a 21 lot residential subdivision in the City of Nashua. Under the terms of that agreement, Southwood, as a 50% partner, has sold the partnership approximately 15 acres of land in exchange for a $420,000, non-interest bearing note. As homes are constructed and sold to third parties, Southwood will receive principal payments on the note in the amount of $20,000 per lot and 50% of the profit on each home. To date, the partnership has entered into ten purchase and sale agreements and those sales are expected to occur in the fourth quarter of 1996. Under generally accepted accounting principles, the note receivable from the partnership has been offset by the deferred gain on the sale of land to the partnership and any gains will be recorded as the homes are sold to third parties.


Results of Operations -- Three Months Ended September 30, 1996 Compared to
                         Three Months Ended September 30, 1995

     For the third quarter ended September 30, 1996, consolidated net income was $377,000, or $.51 per share, compared to $512,000, or $.72 per common share for the same quarter in 1995.

Water Utility Operations

     Operating revenues of Pennichuck for the third quarter of 1996 were $3,057,000, or $127,000 less than in 1995 and are comprised primarily of water sales and fire protection charges. For the three months ended September 30, 1996, billed water consumption was 7.1% less than last year as a result of the increased amount of rainfall experienced in July and September 1996 compared to the same months in 1995. Total unbilled revenues, included under "Accounts receivable, net" in the Condensed Consolidated Balance Sheet at September 30, 1996 were $1,110,000 which will be billed and collected during the fourth quarter of 1996. Billed accounts receivable at September 30, 1996 were $729,000, of which 93% were less than 30 days outstanding.

     Total operating expenses relating to the water utility operations include operations and maintenance costs, depreciation and amortization, property and payroll taxes. The total of these expenses in the third quarter of 1996 was $2,051,000, an increase of $59,000, or 3%, from the same period in 1995. Of this amount, operations and maintenance ("O&M") expenses for the third quarter of 1996 were $1,440,000, representing a 4% increase from the same quarter in 1995. O&M expenses include costs for water treatment and purification, pumping and distribution, system maintenance, customer accounting and administration. The increase in O&M costs and other utility operating expenses relates principally to (i) $58,000 in additional gate valve and main repairs in Pennichuck's core distribution system and (ii) $39,000 in additional administrative costs for salaries, professional fees and public relations. The effect of these costs increases, however, was mitigated by a $39,000 decrease in treatment and production costs, principally due to the decrease in pumpage and consumption during the third quarter of 1996 compared to 1995. As a result of the decline in operating revenues and slight increase in operating expenses, Pennichuck's operating margin decreased from 37% in 1995 to 33% in 1996. This ratio represents the remaining amount of revenues available to cover interest on outstanding indebtedness, income taxes and payments of dividends to shareholders.

Real Estate and Other Operations

     During the third quarter of 1996, there were no major real estate sales as compared to the quarter ended September 30, 1995 during which Southwood sold a
9.9 acre parcel in its Corporate Park for $647,000. "Revenues -- Real estate operations and other" for the quarter ended September 30, 1996 includes approximately $20,000 of income earned under the option agreement with a regional developer and other income from non-regulated activities.

     Real estate and other operating costs decreased $400,000 between the two quarters, principally due to the removal of allocated infrastructure costs totaling $410,000 which relate to the sale of the 9.9 acre parcel of land in August 1995. Other operating costs include property taxes of $21,000 and certain property management expenses relating to Southwood Corporate and Business Parks and allocated management fees from the Company which did not change materially from 1995 to 1996.

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:

          (a)   There following exhibit is filed herewith:

          Exhibit Number     Exhibit Description
          --------------     -------------------

          Exhibit 10.10 Amendment Agreement dated July 31, 1996 to Amended and Restated Revolving Credit Agreement dated March 24, 1994 between Pennichuck Corporation and Fleet Bank-NH

          (b) There were no reports on Form 8-K filed during the third quarter of 1996.



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Pennichuck Corporation
                                          (Registrant)


Date: November 11, 1996                   /s/ Maurice L. Arel
                                          ------------------------------------
                                              Maurice L. Arel, President and
                                              Principal Executive Officer


Date: November 11, 1996                   /s/ Charles J. Staab
                                          ------------------------------------
                                              Charles J. Staab, Vice President,
                                              Treasurer and Principal Financial
                                              Officer