Form 10KSB
period 1996-12-31
PENNICHUCK CORP
filed 1997-03-28
CIK 788885

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      (Fee Required)

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934       (No Fee Required)

                       COMMISSION FILE NUMBER 0-18552

                            Pennichuck Corporation
               (Name of small business issuer in its charter)

          New Hampshire                             02-0177370
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)

Four Water Street, Nashua, New Hampshire               03061
(Address of principal executive offices)             (Zip Code)

                  Issuer's telephone number:  603-882-5191

       Securities registered under Section 12(b) of the Exchange Act:

                                             Name of each exchange
       Title of each class                    on which registered
              None                                    None

       Securities registered under Section 12(g) of the Exchange Act:

                  Common Stock (par value $1.00 per share)
                              (Title of class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No ____

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      State issuer's revenues for its most recent fiscal year.
$12,202,688

      The aggregate market value of the voting stock held by non-affiliates of the registrant based on the average of the closing bid and asked prices on March 7, 1997 of the Registrant's Common Stock as reported on the NASDAQ National Market System was $10,630,854. For purposes of this calculation, the "affiliates" of the registrant include its directors and executive officers.

      State the number of shares outstanding of each of the issuer's classes of common stock as of February 28, 1997:

                Common Stock, $1 Par Value - 747,666 shares

                     DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Annual Report to Shareholders for the year ended December 31, 1996 are incorporated by reference into Part II of Form 10-KSB.
      Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 1997 are incorporated by reference into Part III of Form 10-KSB.


                              TABLE OF CONTENTS

PART  I:

                                                                   Page
                                                                   ----

Item 1.      DESCRIPTION OF BUSINESS...........................      2

Item 2.      DESCRIPTION OF PROPERTIES.........................      5

Item 3.      LEGAL PROCEEDINGS ................................      7

Item 4.      SUBMISSION OF MATTERS TO A VOTE
              OF SECURITY HOLDERS .............................      7

PART II:

Item 5.      MARKET FOR COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS .....................      7

Item 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS ...      7

Item 7.      FINANCIAL STATEMENTS .............................      7

Item 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE ..........      7

PART III:

Item 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
              CONTROL PERSONS; COMPLIANCE WITH  SECTION 16(a)
              OF THE EXCHANGE ACT .............................      8

Item 10.     EXECUTIVE COMPENSATION............................      8

Item 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT ...........................      8

Item 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...      8

Item 13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
              AND REPORTS ON FORM 8-K..........................      9



PART I:

Item 1. DESCRIPTION OF BUSINESS

General Development of Business

      Pennichuck Corporation (the "Company") is a business corporation organized under the laws of the State of New Hampshire. The Company is a holding company, the principal purpose of which is to acquire an interest in or control of corporations or associations engaging in any lawful activities, including (i) corporations engaged in the business of gathering and distributing water and related businesses, and (ii) corporations engaged in the business of owning, developing and managing real estate.

      The Company has three wholly-owned operating subsidiaries:, (i) Pennichuck Water Works, Inc. ("Pennichuck") which furnishes water service in the City of Nashua, New Hampshire and portions of Amherst, Bedford, Derry, Epping, Hollis, Merrimack, Milford, and Plaistow, New Hampshire;, (ii) and The Southwood Corporation ("Southwood") a New Hampshire business corporation which presently owns, develops, and manages approximately 830 acres of real estate; and (iii) Pennichuck Water Service Corporation ("Service Corporation"), a New Hampshire business corporation which is involved in non-regulated, water-related services and operations. .

      The predecessor to the Company is Pennichuck Water Works, which was established in 1852. For 130 years prior to 1983, Pennichuck Water Works operated solely as a water utility company engaged in the business of supplying water service in Nashua, New Hampshire and certain areas contiguous to Nashua, subject to the jurisdiction of the New Hampshire Public Utilities Commission (the "Commission").

      In 1980, Pennichuck Water Works completed construction of a $7 million water treatment plant, thereby enabling it to consider other uses for approximately 1,340 acres of land which, for many years, it had held for watershed protection purposes. The following year, the New Hampshire Supreme Court, in an action brought by the City of Nashua (as plaintiff against Pennichuck Water Works), affirmed its previous rulings that any profits resulting from the sale of fixed capital should accrue to the benefit of the shareholders rather than the ratepayers. Principally as a result of these events, in early 1983, Pennichuck Water Works' shareholders voted to reorganize into a holding company whereby substantially all of its assets and liabilities would be transferred to two wholly-owned subsidiary corporations. In connection with the corporate reorganization, Pennichuck Water Works changed its name to "Pennichuck Corporation" and Pennichuck and Southwood were formed as the two new subsidiary corporations.

      Pennichuck, a public utility corporation, acquired by transfer substantially all of the utility assets of Pennichuck Water Works while major portions of the nonutility land were transferred to Southwood. The reorganization also was intended to facilitate opportunities for the Company to expand and diversify into related or unrelated business activities. The transfer of utility assets was substantially completed during 1984. The Service Corporation was formed in 1995 to engage in non-regulated, water-related services and operations.

Financial Information About Industry Segments

      The business segment data of the Company and its subsidiaries for the latest three years is presented in "Note G - Business Segment Information" in the Notes to the Consolidated Financial Statements included in Item 7 of this Form 10-KSB Report.

Narrative Description of Business

Pennichuck Water Works, Inc.

      Pennichuck is franchised to gather and distribute water in the City of Nashua, New Hampshire and in portions of the towns of Amherst, Bedford, Derry, Epping, Hollis, Merrimack, Milford and Plaistow, New Hampshire. Pennichuck has transmission mains which directly interconnect its core system in Nashua with the surrounding towns of Amherst, Hudson, Merrimack and Milford. Pennichuck's core system, which services 19,744 customers, accounts for 97 percent of Pennichuck's water revenues and 98 percent of its combined plant in service. Its franchises in the remaining towns consist of stand-alone satellite water systems serving 1,061 customers. The U.S. Census figures show an increase in population in Nashua from 41,000 in 1960 to approximately 80,000 in 1989. Pennichuck has no competition in its core franchise area. Currently, approximately 26 percent of its wateroperating revenues are derived from commercial and industrial customers and approximately 52 percent from residential customers, with the balance being derived from fire protection and other billings to municipalities, principally the City of Nashua.

      Pennichuck is engaged in business as a public utility, subject to the jurisdiction of the Commission. Pennichuck is regulated by the Commission with respect to its rates, securities issues and service. New
Hampshire law provides that Pennichuck is entitled to charge rates which permit it to earn a reasonable return on the cost of the property it employs in serving its customers, less accrued depreciation and contributed capital ("Rate Base"). The cost of capital permanently employed by a utility in its utility business marks the minimum rate of return which a utility is lawfully entitled to earn on its Rate Base. Pennichuck's currently approved water rates are based on a Commission order dated November 2, 1993 resulting from its latest approved rate case, as amended by a step increase granted in December 1994 discussed in the following paragraph. Pennichuck is authorized an overall rate of return of 8.81 percent on an approved rate base of $28,302,998.

      In January 1993, Pennichuck filed with the Commission for a rate increase of 24.48 percent, representing additional annual revenues of $1,960,000. On March 23, 1993 the Commission granted Pennichuck a temporary rate increase of 5.65 percent for consumption on or after April 1, 1993 until such time as final rates were approved. On November 2, 1993 the Commission approved an overall permanent rate increase of 13.8 percent representing additional annual revenues of $1,152,000. As part of the November 1993 rate case settlement, the Commission's report and order also stipulated for a step increase on December 1, 1994, provided that Pennichuck's actual overall rate of return, as adjusted for certain pro forma amounts, was not exceeding its allowed rate of return for the twelve months ended September 30, 1994. The amount of the step increase was based on significant new plant additions placed in service from October 1, 1993 to September 30, 1994 as well as certain cost increases incurred by Pennichuck during that period. On December 5, 1994, the Commission approved an overall step increase of 3.48 percent, or an additional annual revenue increase of $350,000, for service rendered on or after December 1, 1994.

      Pennichuck is subject to the water quality regulations promulgated by the United States Environmental Protection Agency ("EPA"). The EPA is required to periodically set new maximum contaminant levels for certain chemicals as required by the federal Safe Drinking Water Act ("SDWA"). The quality of Pennichuck's treated water currently meets or exceeds all standards set by the EPA and Pennichuck does not anticipate that any significant capital expenditures will be required in the next three years given the present water quality standards set by the SDWA. The reauthorization of the SDWA by Congress in 1996 may lead to stricter monitoring standards which may require additional operating costs for Pennichuck. It is expected that any additional monitoring and testing costs arising from EPA mandates should eventually be recouped through water rates.

The Southwood Corporation

      Southwood, the Company's real estate subsidiary, was organized for the purpose of owning, developing, selling and managing approximately 1,340 acres of undeveloped land in Nashua and Merrimack, New Hampshire. This land was formerly owned by Pennichuck Water Works for watershed protection purposes.

      1996, Southwood entered into a joint venture agreement with a local builder for the development of a 35 unit residential development in the northwestern part of Nashua. The partnership agreement provided that Southwood convey the related parcel of land to the partnership in exchange for a non-interest bearing note from the partnership secured by a second mortgage on the real estate conveyed. At December 31, 1996, Southwood received partial payments on the note reflecting the sale of 8 units to third party buyers during the fourth quarter of 1996. Southwood accounts for these real estate transactions using the cost recovery method in which the gain on sale of land to the partnership is deferred until lots are sold to third parties and any deferred gain is offset against the related note receivable balance.

      Since 1988, Southwood has been involved in the planning and development of two major office parks, Southwood Corporate Park and Southwood Business Park, located at Exit 8 on the F.E. Everett Turnpike in Nashua, New Hampshire. At the end of 1996, Southwood sold its last remaining lot in the Business Park to the State of New Hampshire, thereby concluding its real estate ownership interest in that park. Southwood, however, continues to own approximately 47 acres of land in the Corporate Park, which is zoned for commercial use.

      In July 1995, Southwood entered into an option agreement with a regional real estate developer for the remaining 47 acres of available land located in Southwood Corporate Park, including the parcel owned by 555 Aeyers Mills Associates. Under the terms of that agreement, the developer will pay to Southwood an option fee each year equal to the annual carrying costs associated with that land. The option agreement is for a minimum term of five years.

      In December 1990, Southwood sold a 50 percent interest in a 6.75 acre parcel of land in its Corporate Park to NYNEX Properties Company, Inc. ("NYNEX"). Simultaneously, both Southwood and NYNEX transferred their respective interests into a joint venture partnership, 555 Aeyers Mills Associates. The primary purpose of the partnership was to develop, construct and lease a 90,000 square foot office building once the commercial real estate market improved. However, the continued deterioration in the commercial real estate market during the early 1990's caused Southwood and 555 Aeyers Mills Associates to defer pursuing any development activities. Furthermore, as a result of NYNEX's recent decision to divest itself of any real estate development activities, the Company purchased NYNEX's 50 percent interest in the partnership, pursuant to the terms of the partnership agreement, in May 1996.

      Southwood also owns a 404 acre tract of land in northwest Nashua which is presently zoned park-industrial. It does not expect to commence development of this tract until such time as the demand for additional industrial and commercial floor space improves.

      Southwood presently has classified its investment in landholdings and related development costs as long-term "Deferred land costs" in the audited Consolidated Balance Sheet at December 31, 1996 included in Item 7 of this Form 10-KSB Report. The decision to retain long-term ownership and management or to implement a plan for periodic liquidation of its developable land will be dependent on prevailing real estate market conditions and future cash flow needs.

Pennichuck Water Service Corporation

      In April 1995, the Company formed Pennichuck Water Service Corporation ("Service Corporation"), a wholly-owned subsidiary, for the purpose of conducting its non-regulated, water-related activities. The contemplated activities include providing operations and maintenance contract services to municipalities, water testing and billing services. In 1995, the Service Corporation entered into a joint venture partnership with a regional water engineering firm to provide operations and maintenance contract services to the Town of Cohasset, Massachusetts.

Employees

      The Company and its subsidiaries employ 56 permanent employees and officers. Of these, there are 32 management and clerical employees who are non-union. The remaining employees are members of the United Steelworkers Union. The union contract, which was re-negotiated and completed in February 1997, has been extended through February 2002. In the opinion of management, employee relations are satisfactory.

Item 2. DESCRIPTION OF PROPERTIES

      The Company owns a three story, 11,616 square foot building located in downtown Nashua, New Hampshire which it and its subsidiaries occupy. The mortgage which was previously outstanding on this building was repaid in March 1996.

Water Supply Facilities

      Pennichuck's principal properties are located in Nashua, New Hampshire, with the exception of several source-of-supply land tracts which are located in the towns of Amherst, Merrimack and Hollis, New Hampshire. In addition, Pennichuck owns four impounding dams which are situated on the Nashua and Merrimack border.

      The location and general character of Pennichuck's principal plant and other materially important physical properties are as follows:

      1. Holt Pond, Bowers Pond, Harris Pond and Supply Pond, comprising Pennichuck's chief source of supply in Nashua and Merrimack, New Hampshire, together with approximately 672 acres of land located in Nashua and Merrimack which are owned and held for watershed and reservoir purposes.

      2. Four impounding dams which are situated on Pennichuck Brook in Nashua and Merrimack, New Hampshire.

      3. An Infilco Degremont treatment plant using physical chemical removal of suspended solids and sand filtration with a rated capacity of 35 million gallons per day, located in Nashua.

      4. A water intake plant and pumping facility located on the Merrimack River in Merrimack. This facility, a 20 million gallon per day supplemental water supply source, was completed on June 3, 1985. This plant provides additional water during dry summer periods and will provide a long-term supply for Pennichuck's service area.

      5.  Eight water storage reservoirs having a total storage capacity of
16.5 million gallons, 5 of which are located in Nashua, 2 in Amherst and 1 in Hollis, New Hampshire.

Water Distribution Facilities

      In addition to the above properties, as of December 31, 1996 there were approximately 348 miles of transmission and distribution mains of various sizes in streets located in Nashua, Merrimack, Amherst, Derry, Bedford and Plaistow, New Hampshire which bring water service to customers through 20,805 service connections. In addition to the pipeline which lies within the street line, as of December 31, 1996, Pennichuck owned 20,912 meters and 2,120 hydrants.

      Pennichuck also owns a separate building in Nashua which serves as an operations center and storage facility for its construction and maintenance activities.

Land Held for Future Development

      As discussed above in "ITEM 1. DESCRIPTION OF BUSINESS - General Development of Business," approximately 1,340 acres of the 2,012 total acres then owned by Pennichuck Water Works became available for alternate use upon the completion of Pennichuck's water treatment facility in 1980. Following Pennichuck Water Works' reorganization in 1984 into a holding company structure, approximately 1,088 acres were transferred to the Company's real estate development subsidiary, The Southwood Corporation. Since 1984, Southwood has sold approximately 288 acres of land to third parties or to participating joint ventures discussed earlier under "ITEM 1. DESCRIPTION OF BUSINESS - Narrative Description of Business -- The Southwood Corporation." The Company has transferred 499 acres of watershed protection land to Pennichuck since 1984 and currently holds 425 acres of land which has not been transferred to Pennichuck or Southwood due to access limitations which restrict the ability to subdivide and transfer that land. Of that acreage held by the Company, approximately 242 acres are available for buffer and alternate use..

      Based on vegetation, topographical, wetland and hydrological studies, Southwood has subdivided the remaining 800 acres into buffer (non-developable) and alternate use (developable) designations, resulting in an approximate breakout of 108 and 692 acres, respectively. Of the approximately 692 acres of alternate use land, 506 acres are located primarily in the northwestern section of City of Nashua, New Hampshire and 186 acres are located in the western and southerly portions of the Town of Merrimack, New Hampshire. The following table provides a breakout of the current approved zoning for Southwood's alternate use land:

                        Nashua, NH       Merrimack, NH       Total
                        ----------       -------------       -----

Residential              95                -                  95
Industrial              411              186                 597
                        ----------------------------------------

Total Alternate Use
   Acreage              506              186                 692
                        ========================================

      Presently, only 47 acres of Southwood's alternative-use land in the City of Nashua are available for immediate development, while the remainder of its landholding in both Nashua and Merrimack is classified as Current Use Status. In December 1995, Southwood filed for approximately $50,000 in abatements from the City of Nashua, which was received in May 1996. In addition, the assessed value of property located in Southwood Corporate Park was reduced by nearly $1.8 million during 1996 as a result of further negotiations with the City of Nashua.

Item 3. LEGAL PROCEEDINGS

      The Company and its subsidiaries, Pennichuck, Southwood and the Service Corporation, are not involved in any material litigation or other proceedings which, in management's opinion, would have an adverse effect on the business, the consolidated financial condition or the operating results of the Company and its subsidiaries.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of the fiscal year covered by this Report, there were no matters submitted to a vote of security holders.

PART II:

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      "Market & Dividend Information" on page 41 of the 1996 Pennichuck Corporation Annual Report to Shareholders is incorporated herein by reference. At the record date of March 7, 1997, there were 750 holders of record of shares of the Company's common stock. The Company's common stock trades on the Nasdaq National Market System under the symbol PNNW.

      Certain bond and note agreements involving Pennichuck require, among other things, restrictions on the payment or declaration of dividends by Pennichuck to the Company. Under Pennichuck's most restrictive covenant, cumulative common dividend payments or declarations by Pennichuck subsequent to December 31, 1989 are limited to cumulative net income earned after that date plus $1,000,000. At December 31, 1996, approximately $3,451,000 of Pennichuck's retained earnings was unrestricted for payment or declaration of common dividends to the Company.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

      The "Management's Discussion and Analysis of Financial Condition and Results of Operations" which appears on pages 15 to 22 of the 1996 Pennichuck Corporation Annual Report to Shareholders is incorporated herein by reference.

Item 7. FINANCIAL STATEMENTS

      The Consolidated Financial Statements of Pennichuck Corporation appearing on pages 24 to 28, together with the report thereon of Arthur Andersen LLP dated February 3, 1997 appearing on page 23, and the Quarterly Financial Data appearing on page 40 of the 1996 Pennichuck Corporation Annual Report to Shareholders are incorporated herein by reference.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes in or disagreements with the Company's accountants on any accounting matters or financial disclosures during the two most recent fiscal years.

PART III:

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      "Election of Directors" on pages 4 through 8 and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Securities Exchange Act of 1934 on page 8 of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders on April 18, 1997 are incorporated herein by reference.

Item 10. EXECUTIVE COMPENSATION

      "Executive Compensation" on pages 9 through 10 of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders on April 18, 1997 is incorporated herein by reference.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" on pages 2 through 4 of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders on April 18, 1997 is incorporated herein by reference.

      In determining which persons may be affiliates of the Company for the purpose of disclosing on the cover page of this Form 10-KSB Report the market value of voting shares held by non-affiliates, the Company has treated only the members of its Board of Directors and executive officers as affiliates and has excluded from the calculation all shares over which such affiliates acknowledge beneficial ownership. No determination has been made that any director or executive officer or person connected with a director or executive officer is an affiliate or that any other person is not an affiliate. The Company specifically disclaims any intention to characterize any person as being or not being an affiliate.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      "Certain Relationships and Related Transactions" on page 11 of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders on April 18, 1997 is incorporated herein by reference.

Item 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) List of financial statements and exhibits filed as part of this report:

      (1) The following Consolidated Financial Statements of Pennichuck Corporation and subsidiaries, included in the 1996 Annual Report to Shareholders for the year ended December 31, 1996, are incorporated by reference in Item 7:

                                                         Page Reference In -
                                                         --------------------------------
                                                         Annual
                                                         Shareholders         Form 10-KSB
                                                         Report               Report
                                                         ------------         -----------

      Report of Independent Public Accountants           23
      Consolidated Balance Sheets at
       December 31, 1996  and  1995                      24-25
      Consolidated Statements of Income for each of
       the years ended December 31, 1996, 1995
       and 1994                                          26
      Consolidated Statements of  Stockholders'
       Equity for each of the years ended December 31,
       1996, 1995, and 1994                              27
      Consolidated Statements of Cash Flows for each
       of the years ended December 31, 1996, 1995 and
       1994                                              28
      Notes to Consolidated Financial Statements         29-40

      (2) The Financial Statement Schedules for each of the years 1996, 1995 and 1994:

           Report of Independent Public Accountants
            on Schedules for the years ended
            December 31, 1996, 1995 and 1994                                  12

           I - Condensed Financial Information of Registrant                  13-15

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

      (3)  Exhibits Index:


      Exhibit Number    Description of Exhibit
      --------------    ----------------------

      3.1               Restated Articles of Incorporation of Pennichuck
                        Corporation (Filed as Exhibit 3.1 to the Company's
                        1990 Form 10-K Report and incorporated herein by reference)

      3.2 Articles of Amendment to the Articles of Incorporation of Pennichuck Corporation
                        (Filed as Exhibit 3.2 to the Company's 1994 Form 10-
                        KSB Report and incorporated herein by reference)

      3.3               Amended and Restated By-laws of Pennichuck
                        Corporation (Filed as Exhibit 3.3 to the Company's
                        1995 second quarter Form 10-QSB Report and incorporated herein by reference)

      10.1              1985 Stock Option Plan (Filed as Exhibit 10.1 to the
                        Company's registration statement on Form 10 filed in April 1990 and incorporated herein by reference)

      10.2              Deferred Compensation Program for Directors of
                        Pennichuck Corporation (Filed as Exhibit 10.2 to the
                        Company's registration statement on Form 10 filed in April 1990 and incorporated herein by reference)

      10.3              Amended Line of Credit Agreement dated October 2,
                        1991 between Pennichuck Corporation and Fleet Bank-
                        NH (Filed as Exhibit 10.7 to the Company's 1991 Form
                        10-K Report and incorporated herein by reference)

      10.4 Second Amendment dated March 23, 1994 to Line of Credit Agreement between Pennichuck Corporation and Fleet Bank-NH dated October 2, 1991 (Filed as
                        Exhibit 10.7 to the Company's 1994 first quarter
                        Form 10-QSB Report and incorporated herein by reference)

      10.5              Amended and Restated Revolving Credit Promissory
                        Note dated March 23, 1994 between Pennichuck
                        Corporation and Fleet Bank-NH (Filed as Exhibit 10.8 to the Company's 1994 second quarter Form 10-QSB
                        Report and incorporated herein by reference)

      10.6 Insurance Funded Deferred Compensation Agreement dated June 13, 1994 (Filed as Exhibit 10.9 to the
                        Company's 1994 second quarter Form 10-QSB Report and incorporated herein by reference)

      10.7              Amendment Agreement dated May 4, 1995 to Amended and
                        Restated Revolving Credit Agreement dated March 23,
                        1994 between Pennichuck Corporation and Fleet Bank-
                        NH (Filed as Exhibit 10.8 to the Company's 1995 second quarter From 10-QSB Report and incorporated herein by reference)

      10.8              1995 Incentive Stock Option Plan (Filed as Exhibit
                        10.9 to the Company's 1995 second quarter
                        Form 10-QSB Report and incorporated herein by reference)

      10.9 Amendment Agreement dated July 31, 1996 to Amended and Restated Revolving Credit Agreement dated March
                        24, 1994 between Pennichuck Corporation and Fleet
                        Bank-NH (Filed as Exhibit 10.10 to the Company's
                        1996 third quarter Form 10-QSB Report and incorporated herein by reference)

      13 1996 Annual Report to Shareholders (Furnished only for the information of the Securities and Exchange
                        Commission and is not deemed to be filed except for those portions which are expressly incorporated herein by reference)

      21                Subsidiaries of Pennichuck Corporation (Filed as
                        Exhibit 21 to the Company's 1995 Form 10-KSB Report and incorporated herein by reference)

      23                Consent of Arthur Andersen LLP (Included in this
                        Form 10-KSB Report)

      99                Dividend Reinvestment and Common Stock Purchase
                        Plan, as amended (Filed as Exhibit 4.1 to Post-
                        Effective Amendment No.1 to Registration Statement on Form S-3 filed on March 24, 1997 and incorporated herein by reference)

(b)  There were no reports on Form 8-K filed in the fourth quarter of 1996.



                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Pennichuck Corporation

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Pennichuck Corporation's Annual Report to shareholders incorporated by reference in this Form 10-KSB, and have issued our report thereon dated February 3, 1997. Our audits were made for the purpose of forming an opinion on those basic financial statements taken as a whole. The schedule listed in the attached index of this Form 10-KSB is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                       /s/ Arthur Andersen LLP
                                           Arthur Andersen LLP

Boston, Massachusetts
February 3, 1997



SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                           Pennichuck Corporation
                          Condensed Balance Sheets

                                                    December 31
                                            --------------------------
                                            1996           1995
                                            ----           ----
ASSETS

Current Assets:
  Cash                                      $   223,548    $   197,244
  Accounts Receivable                               214            138
  Refundable Income Taxes                        72,011         15,540
  Prepaid Expenses                               13,744         12,044
                                            --------------------------
      Total Current Assets                      309,517        224,966

Property and Equipment                        1,163,424      1,143,893
Less Allowances for Depreciation                482,958        462,711
                                            --------------------------
                                                680,466        681,182

Other Assets                                    219,424         81,979
Investment in Wholly-Owned Subsidiaries      15,542,982     14,526,793
Advances to (from) Wholly-Owned
 Subsidiaries                                    77,993       (526,078)
                                            --------------------------
                                            $16,830,382    $14,988,842
                                            ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable and Other Current
 Liabilities                                $    68,546    $   136,334

Long Term Debt                                3,195,000      2,262,374

Other Long Term Liabilities                     370,434        342,923

Stockholders' Equity                         13,196,402     12,247,211
                                            --------------------------
                                            $16,830,382    $14,988,842
                                            ==========================

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CON'T)

                           Pennichuck Corporation
                       Condensed Statements of Income

                                            Year Ended December 31
                                    ----------------------------------------
                                    1996              1995             1994
                                    ----              ----             ----

Operating Revenues                   $  148,297       $   88,729       $  89,648
Operating Expenses                       53,014           10,926         (23,632)
                                     -------------------------------------------
      Operating Income                   95,283           77,803         113,280
Interest Expense                        198,021          201,166         147,632
                                     -------------------------------------------
      Loss Before Income
      Taxes and Equity in Net
       Income of Subsidiaries          (102,738)        (123,363)        (34,352)
Federal income tax benefit               34,931           41,943          11,680
                                     -------------------------------------------
      Loss Before Equity
       in Earnings of Subsidiaries      (67,807)         (81,420)        (22,672)
Equity in Earnings of Subsidiaries    1,306,292        1,176,390         995,220
                                     -------------------------------------------
      NET INCOME                     $1,238,485       $1,094,970       $ 972,548
                                     ===========================================

                     Condensed Statements of Cash Flows

                                                Year Ended December 31
                                      -------------------------------------------
                                      1996            1995             1994
                                      ----            ----             ----

OPERATING ACTIVITIES                  $   188,521     $    76,889      $  (89,398)
                                      -------------------------------------------

INVESTING ACTIVITIES:
Equity Transfer to Subsidiary            (465,665)       (74,719)         (41,392)
Purchase of Equipment and
      Other Assets                       (223,649)       (37,742)         (31,851)
Preferred Stock Redemption Received
 From Subsidiary                               --             --          681,000
                                      -------------------------------------------
                                         (689,314)      (112,461)         607,757
                                      -------------------------------------------
FINANCING ACTIVITIES:
Increase(Decrease) in Notes Payable    (1,100,000)      (350,000)       1,295,000
Advances (to) from Subsidiaries         2,509,733      1,099,887         (422,392)
Repayment on Mortgage                    (653,057)       (15,769)         (14,346)
Payment of Dividends                     (755,767)      (651,570)        (567,531)
Preferred Stock Redemption                     --             --         (681,000)
Proceeds from dividend reinvestment       465,665         74,719           41,392
Other                                      60,523       (117,000)              --
                                      -------------------------------------------
                                          527,097         40,267         (348,877)

INCREASE IN CASH                           26,304          4,695          169,482
Cash at Beginning of Year                 197,244        192,549           23,067
                                      -------------------------------------------

CASH AT END OF YEAR                   $   223,548     $  197,244       $  192,549
                                      ===========================================

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CON'T)

                           Pennichuck Corporation
                   Notes to Condensed Financial Statements

NOTE A -- ACCOUNTING POLICIES

Basis of Presentation. In the parent-company-only financial statements, the Company's investment in its subsidiaries is stated at cost plus equity in undistributed earnings of its subsidiaries. Parent-company-only financial statements should be read in conjunction with the Company's Annual Report to Shareholders for the year ended December 31, 1996.

NOTE B -- LONG-TERM DEBT

Long-term debt consisted of the following:

                                                      December 31
                                                --------------------------
                                                1996            1995
                                                ----            ----

Unsecured notes payable and line of credit
 revolving loan facility with Fleet Bank-NH
 at rates ranging from 7.00% to 8.25% due
 May 31, 1998                                   $3,195,000      $1,625,000

Mortgage payable to Bank of New
 Hampshire, 9.50%, repaid in March 1996                 --         653,011
                                                --------------------------
                                                 3,195,000       2,278,011

Less current portion                                    --          15,637
                                                --------------------------

                                                $3,195,000      $2,262,374
                                                ==========================

NOTE C -- COMMON DIVIDENDS FROM SUBSIDIARIES

Common stock cash dividends paid to Pennichuck Corporation by its subsidiary, Pennichuck Water Works, Inc., were $755,767, $651,570 and $535,455, during 1996, 1995, and 1994, respectively. No dividends were declared or paid by Southwood in 1996, 1995 or 1994.


                                 SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Pennichuck Corporation
                                       (Registrant)

Date:  March 21,1997

By:    /s/ Charles J. Staab
       Charles J. Staab
       Vice President, Treasurer and Chief Financial Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature               Title                                 Date
     ---------               -----                                 ----

/s/  Maurice L. Arel         President and Director (Principal
     Maurice L. Arel         Executive Officer)                    March 7, 1997

/s/  Stephen J. Densberger   Executive Vice President
     Stephen J. Densberger   and Director                          March 7, 1997

/s/  Charles J. Staab        Vice President, Treasurer
     Charles J. Staab        Chief Financial Officer
                             and Director (Principal Financial
                             Officer)                              March 7, 1997

/s/  Bonalyn J. Hartley      Vice President and Controller
     Bonalyn J. Hartley      (Principal Accounting Officer)        March 7, 1997

/s/  Joseph A. Bellavance    Director                              March 7, 1997
     Joseph A. Bellavance

/s/  Frank B. Clancy         Director                              March 7, 1997
     Frank B. Clancy

/s/  Charles E. Clough       Director                              March 7, 1997
     Charles E. Clough

/s/  Robert P. Keller        Director                              March 7, 1997
     Robert P. Keller

/s/  Hannah M. McCarthy      Director                              March 7, 1997
     Hannah M. McCarthy

_______________________      Director                              ___________
     Davis P. Thurber