Form 10QSB
period 1997-03-31
PENNICHUCK CORP
filed 1997-05-01
CIK 788885

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____ to _____.


                       Commission file number   0-18552
                                                -------

                             Pennichuck Corporation
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


             New Hampshire                              02-0177370
---------------------------------------   -------------------------------------
     (State or other jurisdiction                    (I.R.S. Employer
   of incorporation or organization)               Identification  No.)


  Four Water Street, Nashua, New Hampshire                  03061
--------------------------------------------   --------------------------------
  (Address of principal executive offices)                (Zip Code)


                                 (603) 882-5191
-------------------------------------------------------------------------------
                          (Issuer's telephone number)


                                 Not applicable
-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


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

Common Stock, $1 Par Value--747,665 shares as of May 1, 1997



                                     INDEX

                    PENNICHUCK CORPORATION AND SUBSIDIARIES



PART I.   FINANCIAL INFORMATION                                                   PAGE NUMBER
-------------------------------                                                 ---------------

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets--March 31, 1997 and
          December 31, 1996                                                            3

          Condensed Consolidated Statements of Income--Three months ended
          March 31, 1997 and 1996                                                      4

          Condensed Consolidated Statements of Cash Flows--Three months
          ended March 31, 1997 and 1996                                                5

          Notes to Condensed Consolidated Financial Statements--March 31, 1997         6


Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                      7-10


PART II.  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings                                                     Not Applicable
Item 2.   Changes in Securities                                                 Not Applicable
Item 3.   Defaults upon Senior Securities                                       Not Applicable
Item 4.   Submission of Matters to a Vote of Security Holders                   Not Applicable
Item 5.   Other Information                                                     Not Applicable
Item 6.   Exhibits and Reports on Form 8-K                                             10


SIGNATURES                                                                             11
----------


PART I.  Item 1.  FINANCIAL INFORMATION

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                March 31                    December 31
                                                  1997      (In thousands)     1996
                                               ----------------------------------------
                                               (Unaudited)

ASSETS
Property, Plant and Equipment
  Land                                          $    378                     $    378
  Buildings                                       15,873                       15,847
  Equipment                                       42,161                       41,862
  Construction work in progress                      145                          150
                                                -------------------------------------
                                                  58,557                       58,237
  Less accumulated depreciation                   15,205                       14,899
                                                -------------------------------------
                                                  43,352                       43,338
Current Assets
  Cash                                               535                          261
  Accounts receivable, net                         1,420                        2,128
  Inventory                                          220                          225
  Other current assets                               146                          445
                                                -------------------------------------
                                                   2,321                        3,059
Other Assets
  Land development costs                           2,413                        2,413
  Deferred charges, net                            1,157                        1,106
  Investment in real estate partnerships             166                          154
                                                -------------------------------------
TOTAL ASSETS                                    $ 49,409                     $ 50,070
                                                =====================================

STOCKHOLDERS' EQUITY AND LIABILITIES
  Common stock-par value $1 per share           $    750                     $    748
  Paid in capital                                  5,143                        5,120
  Retained earnings                                7,290                        7,381
  Treasury stock, at cost                            (53)                         (53)
                                                -------------------------------------
                                                  13,130                       13,196

Long Term Debt, less current portion              20,550                       20,995

Current Liabilities
  Current portion of long term debt                  819                          819
  Accounts payable                                   129                          265
  Accrued interest payable                           351                          330
  Other accrued expenses                             661                          715
                                                -------------------------------------
                                                   1,960                        2,129
Other Liabilities
  Contributions in aid of construction             8,807                        8,794
  Other liabilities and deferred credits           4,962                        4,956
                                                -------------------------------------
TOTAL STOCKHOLDERS' EQUITY & LIABILITIES        $ 49,409                     $ 50,070
                                                =====================================


See notes to condensed consolidated financial statements.



PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                     Three Months Ended
                                                                         March 31
                                                           1997                             1996
                                                          ----------------------------------------
                                                          (In thousands, except per share amounts)

Revenues
  Water utility operations                                $ 2,392                          $ 2,353
  Real estate operations and other                            105                              553
                                                          ----------------------------------------
                                                            2,497                            2,906
Operating expenses
  Water utility operations                                  1,902                            1,810
  Real estate operations and other                             35                              588
                                                          ----------------------------------------
                                                            1,937                            2,398

Operating income                                              560                              508

  Other income (expense)                                        4                               (1)
  Interest expense                                           (407)                            (421)
                                                          ----------------------------------------

Income before income taxes                                    157                               86

  Provision for income taxes                                   54                               30
                                                          ----------------------------------------

Net income                                                $   103                          $    56
                                                          ========================================



Net earnings per common share based on 746,590 and
 726,557 weighted average common shares in 1997 and
 1996, respectively                                       $   .14                          $   .08
                                                          ========================================

Dividends paid per common share                           $   .26                          $   .25
                                                          ========================================


See notes to condensed consolidated financial statements



PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                     Three Months Ended
                                                                          March 31
                                                                    1997            1996
                                                                  --------        --------
                                                                       (In thousands)


CASH PROVIDED (USED) BY:

Operating Activities                                              $ 1,364         $ 1,051

Investing Activities:
  Purchase of property, plant and equipment and other assets         (500)           (729)
  Increase in contributions in aid of construction                     37             166
  Increase (Decrease) in other                                        (12)              1
                                                                  -----------------------
                                                                     (475)           (562)
Financing Activities:
  Payments on long-term debt                                                       (8,598)
  Proceeds from issuance of long-term debt                                          8,000
  Payment of common dividends                                        (194)           (180)
  Decrease in note payable to bank                                   (445)             --
  Proceeds from dividend reinvestment plan and other                   24             273
                                                                  -----------------------
                                                                     (615)           (505)

INCREASE (DECREASE) IN CASH                                           274             (16)

CASH AT BEGINNING OF PERIOD                                           261             203
                                                                  -----------------------

CASH AT END OF PERIOD                                             $   535         $   187
                                                                  =======================



Supplemental Cash Flow Information. Interest paid was $379,485 and $234,616 for the three months ended March 31, 1997 and 1996, respectively. No income taxes were paid in either of the three month periods ended March 31, 1997 and 1996.


See notes to condensed consolidated financial statements.



PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 1997


NOTE A -- BACKGROUND

The financial statements include the accounts of Pennichuck Corporation (the "Company") and its wholly-owned subsidiaries, Pennichuck Water Works, Inc. ("Pennichuck"), The Southwood Corporation ("Southwood") and Pennichuck Water Service Corporation (the "Service Corporation"). All significant intercompany accounts have been eliminated in consolidation.


NOTE B -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The Balance Sheet amounts shown under the December 31, 1996 column have been derived from the audited financial statements of the Company as contained in its Annual Report to Shareholders. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 1996.



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

The Company's cash needs for operations, capital projects and dividends throughout the year are funded primarily by operating cash flow as supplemented by borrowings under a revolving credit agreement (the "agreement") with Fleet Bank-NH ("Fleet"). The agreement allows the Company to borrow up to $4.5 million at interest rates tied to Fleet's cost of funds or LIBOR, whichever is lower. At March 31, 1997, the Company had $2,750,000 of notes outstanding under this credit facility maturing in various dates in April and June 1997 which may be automatically renewed at maturities ranging from 30 to 420 days. The average interest rate of those notes at March 31, 1997 was 7.09%. Under the terms of the agreement, the maturity date of all amounts borrowed, or to be borrowed in the next 14 months, has been extended to May 31, 1998. As a result, outstanding bank borrowings at March 31, 1997 totaling $2,750,000 have been classified as "Long Term Debt" in the Condensed Consolidated Balance Sheets.

Total indebtedness under the credit facility with Fleet decreased from $3,195,000 at December 31, 1996 to $2,750,000 at March 31, 1996. This decrease was principally due to the receipt of $535,000 received from the State of New Hampshire in January 1997 as payment for land acquired by the State under an eminent domain proceeding initiated last year. That amount was included under "Account receivable, net" at December 31, 1996.

The Company's consolidated capital budget for 1997 consists of $5.3 million for water utility projects, which significantly exceeds the $3.1 million and $2.5 million expended during 1996 and 1995, respectively. For the quarter ended March 31, 1997, Pennichuck invested $500,000 in capital projects and other assets, most of which relate to system improvements and upgrades. Since available short-term borrowings are not expected to be sufficient to fund all of its 1997 capital budget, Pennichuck intends to issue $4 million of tax exempt bonds on May 15, 1997, the proceeds from which will be used to fund a major portion of the 1997 capital program. The terms of that bond issue provide for a maturity date of April 15, 2022, with a fixed interest rate per annum of 6.30%. As of April 15, 1997, Pennichuck had received all necessary approvals for the issuance of those bonds.

The other major change in the Company's financial position during the first quarter was a decrease of $299,000 in "Other Current Assets" resulting from prepaid property taxes which were fully amortized in the first quarter of 1997.

At March 31, 1997, consolidated retained earnings decreased to $7,290,000, or by $91,000 from the beginning of the year. This decline is due to a payout of $194,000 in common dividends on February 15, 1997 which exceeded the Company's consolidated net income of $103,000 for the first quarter. Due to the generally seasonal nature of the Company's water utility business, it is not uncommon for the Company's dividend payout to exceed its earnings in the first quarter of the calendar year. The Company's ability to pay common dividends is dependent on the level of its future earnings and the capital needs of its operating business units.


Results of Operations -- Three Months Ended March 31, 1997 Compared to Three
                         Months Ended March 31, 1996

For the three months ended March 31, 1997, consolidated net income was $103,000, or $.14 per share compared to $56,000, or $.08 per share for the same period in 1996. Consolidated revenues for the first quarter decreased from $2,906,000 in 1996 to $2,497,000 in 1997. Last year's revenues reflect the receipt of approximately $500,000 from the sale of land by Southwood in January 1996 while there were no such real estate revenues in the first quarter of 1997.

The Company's consolidated revenues are generally seasonal due to the overall significance of the water sales of Pennichuck as a percent of consolidated revenues. Water revenues are typically at their lowest point during the first and fourth quarters of the calendar year while water revenues in the second and third quarters tend to be greater as a result of increased water consumption during the late spring and summer months. In addition, the Company's consolidated revenues may be significantly affected by sales of major real estate parcels which may occur from time to time.


Water Utility Operations
------------------------

Utility operating revenues for the three months ended March 31, 1997 increased to $2,392,000, or a 1.7% increase over the same period in 1996. Revenues from billed consumption in 1997 were approximately 3.4% greater than in 1996, attributable principally to an increase in commercial and industrial consumption.

During the past twelve months, Pennichuck's overall rate of return on its rate base, as defined, has fallen to 8.26%, which is below its allowed rate of return of 8.81% as authorized by the New Hampshire Public Utilities Commission (the "Commission"). That decline in the overall rate of return principally reflects (i) its added investment in rate base in the amount of approximately $1.9 million since its last rate increase, nearly all of which is non-revenue producing and (ii) increased operating costs totaling nearly $300,000 for property taxes and water treatment expenses. As a result of that decline, Pennichuck filed a Notice of Intent to File for Rate Relief with the Commission on March 31, 1997 with the actual filing expected to occur in May 1997. In its Notice of Intent to File, Pennichuck indicated an estimated rate increase of $1.8 million, or an 18% increase over existing rates. Because rate proceedings may take up to a year, Pennichuck cannot at this time estimate when such increased water rates will take effect.

Total operating expenses of Pennichuck were $1,902,000 for the three months ended March 31, 1997, or an increase of $92,000 over the same period last year. Operations and maintenance costs, which include water treatment and purification, distribution and administrative expenses, increased 4% -- from $1,338,000 in 1996 to $1,391,000 in 1997. Distribution expenses increased by $25,000 for additional labor wages and vehicle costs while administrative expenses increased approximately $27,000, or 5.1% over 1996 as a result of additional salaries, pension and other employee benefit costs. Other operating expenses, such as depreciation and property taxes, also increased by $20,000 and $28,000, respectively, as a result of Pennichuck's continued investment in operating assets during 1996 and the first quarter of 1997.

Real Estate and Other Operations
--------------------------------

For the three months ended March 31, 1997, revenues from real estate and other activities were $105,000 compared to $553,000 for the same period in 1996. Last year's revenues include approximately $495,000, net of sales commission, from the sale of a 19 acre parcel located in Southwood Business Park. There were no such sales of any parcels of land in the first quarter of 1997.

In April 1996, Southwood entered into a joint venture agreement with a local builder for the development of a 35 unit residential development in Nashua. Under the terms of the agreement, Southwood conveyed the related land parcel to the partnership in exchange for a non-interest bearing note from the partnership secured by a second mortgage on the real estate conveyed. For the three months ended March 31, 1997, Southwood has recorded $52,000 of revenues from this partnership which includes payments on the note reflecting the sale of two homes during the quarter.

Real estate and other revenues in the first quarter of 1997 and 1996 also include $26,000 and $28,000, respectively, of option income accrued by Southwood under a development option agreement which was entered into during 1995 with a regional developer. Under the terms of that agreement, the developer will pay Southwood an annual option fee equal to the carrying costs associated with Southwood Corporate Park, principally property taxes and property maintenance costs, in exchange for the exclusive development rights of that Park. As lots are readied for development, the agreement provides for a per acre payment to Southwood. Currently, 47 acres in the Corporate Park lot are subject to this development agreement.

The operating expenses associated with the Company's real estate and other non-utility activities decreased from $588,000 in the first quarter of 1996 to $35,000 in 1997. That decrease reflects infrastructure costs of $534,000 which were allocated to the aforementioned land sale occurring in January 1996. Property taxes for the three months ended March 31, 1997 and 1996 were $27,000 and $43,000, respectively for Southwood. That decrease resulted principally from a $1.8 million reduction in assessed values on land located in Southwood Corporate Park. In April 1996, Southwood and the City of Nashua re-negotiated the assessments of that Park resulting in an assessed value which more accurately reflects the current market value of that land. For 1997, Southwood's property taxes on all of its landholdings are estimated to be $93,000, most of which relates to its Corporate Park.

New Accounting Standard
-----------------------

The Company will be required to adopt Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share" for the year ending December 31, 1997. SFAS 128 replaces primary earnings per share with basic earnings per share. Basic earnings per share is calculated by dividing earnings available to common shareholders by weighted average shares outstanding. SFAS 128 also requires the presentation of diluted earnings per share, which is calculated similarly to full diluted earnings per share. If SFAS 128 had been adopted for the quarter ended March 31, 1997, basic earnings per share would be $.14 and diluted earnings per share would also be $.14.


PART II. OTHER INFORMATION


      Item 6. EXHIBITS AND REPORTS ON FORM 8-K:

      (a)   No exhibits are filed herewith.

      (b) There were no reports on Form 8-K filed during the first quarter of 1997.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Pennichuck Corporation
                                      (Registrant)



Date:  April 28, 1997                 /s/  Maurice L. Arel
       --------------------           -----------------------------------------
                                      Maurice L. Arel, President and
                                      Principal Executive Officer


Date:  April 28, 1997                 /s/  Charles J. Staab
       --------------------           -----------------------------------------
                                      Charles J. Staab, Vice President,
                                      Treasurer and Principal Financial Officer