Form 10QSB
period 1997-06-30
PENNICHUCK CORP
filed 1997-08-14
CIK 788885

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

                                 (Mark one)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1997

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

Common Stock, $1 Par Value--750,693 shares as of August 1, 1997


                                    INDEX

                   PENNICHUCK CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION                           PAGE NUMBER

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets--
          June 30, 1997 and December 31, 1996                 3

         Condensed Consolidated Statements of Income--
          Six months ended June 30, 1997 and 1996             4

         Condensed Consolidated Statements of Cash Flows--
          Six months ended June 30, 1997 and 1996             5

         Notes to Condensed Consolidated Financial
          Statements--June 30, 1997                           6

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations       7-11

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                    Not Applicable
Item 2.  Changes in Securities                                Not Applicable
Item 3.  Defaults upon Senior Securities                      Not Applicable
Item 4.  Submission of Matters to a Vote
          of Security Holders                                 12
Item 5.  Other Information                                    Not Applicable
Item 6.  Exhibits and Reports on Form 8-K                     12

SIGNATURES                                                    13


PART I.  Item 1.  FINANCIAL INFORMATION

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                            June 30                  December 31
                                            1997     (In thousands)  1996
                                            ---------------------------------
ASSETS                                      (Unaudited)

Property, Plant and Equipment
  Land                                      $   378                  $   378
  Buildings                                  16,234                   15,847
  Equipment                                  42,635                   41,862
  Construction work in progress               1,830                      150
                                            --------------------------------
                                             61,077                   58,237
  Less accumulated depreciation              15,469                   14,899
                                            --------------------------------
                                             45,608                   43,338
Current Assets
  Cash                                           31                      261
  Restricted cash                             2,437                       --
  Accounts receivable, net                    1,914                    2,128
  Inventory                                     239                      225
  Other current assets                          454                      445
                                            --------------------------------
                                              5,075                    3,059
Other Assets
  Land development costs                      2,413                    2,413
  Deferred charges, net                       1,361                    1,106
  Investment in real estate
   partnerships                                 173                      154
                                            --------------------------------
TOTAL ASSETS                                $54,630                  $50,070
                                            ================================

STOCKHOLDERS' EQUITY AND LIABILITIES
  Common stock-par value $1 per share       $   753                  $   748
  Paid in capital                             5,160                    5,120
  Retained earnings                           7,422                    7,381
  Treasury stock, at cost                       (53)                     (53)
                                            --------------------------------
                                             13,282                   13,196

Long Term Debt, less current portion         24,250                   20,995

Current Liabilities
  Current portion of long term debt             819                      819
  Accounts payable                            1,281                      265
  Accrued interest payable                      361                      330
  Other accrued expenses                        837                      715
                                            --------------------------------
                                              3,298                    2,129
Other Liabilities
  Contributions in aid of construction        8,816                    8,794
  Other liabilities and deferred credits      4,984                    4,956
                                            --------------------------------
TOTAL STOCKHOLDERS' EQUITY & LIABILITIES    $54,630                  $50,070
                                            ================================

See notes to condensed consolidated financial statements.


PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                            Quarter Ended            Six Months Ended
                                               June 30                   June 30
                                           1997        1996          1997        1996
                                           ------------------------------------------
                                           (In thousands, except per share amounts and
                                                weighted average number of shares)

Revenues
  Water utility operations                  $2,801      $2,667        $5,193      $5,020
  Real estate operations and other              94          61           199         614
                                            --------------------------------------------
                                             2,895       2,728         5,392       5,634
Operating expenses
  Water utility operations                   1,896       1,797         3,798       3,607
  Real estate operations and other              42          (8)           77         580
                                            --------------------------------------------
                                             1,938       1,789         3,875       4,187

Operating income                               957         939         1,517       1,447
  Other income (expense)                         6           5            10           4
  Interest expense                            (436)       (393)         (843)       (814)
                                            --------------------------------------------

Income before income taxes                     527         551           684         637

  Provision for income taxes                   201         207           255         237
                                            --------------------------------------------

Net income                                  $  326      $  344        $  429      $  400
                                            ============================================

Net income per common share                 $  .43      $  .47        $  .57      $  .55
                                            ============================================

Dividends paid per common share             $  .26      $  .26        $  .52      $  .51
                                            ============================================

Weighted average number of shares
 outstanding                              749,179      736,517       747,916     731,173
                                          ==============================================

See notes to condensed consolidated financial statements


PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                    Six Months Ended
                                                        June 30
                                                  1997         1996
                                                  --------------------
                                                    (In thousands)

CASH PROVIDED (USED) BY:

Operating Activities                              $ 2,499      $ 1,154
                                                  --------------------

Investing Activities:
  Purchase of property, plant and
   equipment                                       (2,933)      (1,556)
  Increase in contributions in aid of
   construction                                        84          214
Increase in partnership investment                    (19)        (252)
Increase in restricted cash                        (2,437)          --
Increase (Decrease) in other                         (336)        (145)
                                                  --------------------
                                                   (5,641)      (1,739)
                                                  --------------------
Financing Activities:
  Payments on long-term debt                         (745)      (7,388)
  Proceeds from issuance of long-term debt          4,000        8,000
  Payment of common dividends                        (388)        (370)
  Proceeds from dividend reinvestment plan
   and other                                           45          359
                                                  --------------------
                                                    2,912          601
                                                  --------------------

INCREASE (DECREASE) IN CASH                          (230)          16

CASH AT BEGINNING OF PERIOD                           261          203
                                                  --------------------

CASH AT END OF PERIOD                             $    31      $   219
                                                  ====================

Supplemental Cash Flow Information. Interest paid was $798,888 and $662,994 for the six months ended June 30, 1997 and 1996, respectively. Income taxes paid were $118,000 and $160,000 for the six months ended June 30, 1997 and 1996, respectively.

See notes to condensed consolidated financial statements.


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 1997


NOTE A -- BACKGROUND

The financial statements include the accounts of Pennichuck Corporation (the "Company") and its wholly-owned subsidiaries, Pennichuck Water Works, Inc. ("Pennichuck"), The Southwood Corporation ("Southwood") and Pennichuck Water Service Corporation (the "Service Corporation"). All significant intercompany accounts have been eliminated in consolidation.


NOTE B -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The Balance Sheet amounts shown under the December 31, 1996 column have been derived from the audited financial statements of the Company as contained in its Annual Report to Shareholders. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.


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

The Company's cash needs for operations, capital projects and dividends throughout the year are funded primarily by operating cash flow as supplemented by borrowings under a revolving credit agreement (the "agreement") with Fleet Bank-NH ("Fleet") and by long-term debt financings such as the $4 million tax exempt bond discussed below. The agreement allows the Company to borrow up to $4.5 million at interest rates tied to Fleet's cost of funds or LIBOR, whichever is lower. At June 30, 1997, the Company had $2,450,000 of notes outstanding under this credit facility maturing in August 1997 which may be automatically renewed at maturities ranging from one to twenty-three months. The average interest rate of those notes at June 30, 1997 was 7.34%. Under the terms of the agreement, the maturity date of all amounts borrowed, or to be borrowed in the next 23 months, has been extended to May 31, 1999. As a result, outstanding bank borrowings at June 30, 1997 totaling $2,450,000 are classified as "Long Term Debt" in the Condensed Consolidated Balance Sheets.

Total indebtedness under the credit facility with Fleet decreased from $3,195,000 at December 31, 1996 to $2,450,000 at June 30, 1997. This
decrease was principally due to the receipt of $535,000 received from the State of New Hampshire in January 1997 as payment for land acquired by the State under an eminent domain proceeding initiated last year. That amount was included under "Account receivable, net" at December 31, 1996.

The Company's consolidated capital budget for 1997 consists of $5.3 million for water utility projects, which significantly exceeds the $3.1 million and $2.5 million expended during 1996 and 1995, respectively. For the six months ended June 30, 1997, Pennichuck has invested $2,933,000 in capital projects, the most significant of which is a 6.5 million gallon water storage tank which is expected to be completed in mid-August 1997. In order to fund that project and several other major projects contemplated for 1997, Pennichuck issued a $4 million tax exempt bond on May 15, 1997. The terms of that bond issue provide for a maturity date of April 15, 2022, with a fixed interest rate per annum of 6.30%.

A portion of the proceeds from that tax exempt bond has been temporarily invested in short-term government securities until such time as they are needed to fund the related 1997 capital projects. As of June 30, 1997 approximately $2,437,000 of the proceeds were unexpended as shown under "Restricted cash" in the accompanying Condensed Consolidated Balance Sheet.

Construction work in progress increased to $1,830,000 at June 30, 1997 compared to $150,000 at the end of 1996. That increase principally reflects the costs incurred to date for the aforementioned water storage tank as well as certain other routine projects under construction at the end of the second quarter. Similarly, accounts payable increased by approximately $1 million during the same period reflecting outstanding liabilities for work completed but not paid on several construction projects underway at June 30, 1997.

At June 30, 1997, consolidated retained earnings increased to $7,422,000, or by $41,000 from the beginning of the year. This increase reflects net income of $429,000 for the six months ended June 30, 1997 less the payment of $388,000 for common dividends during that same period. The Company's ability to pay common dividends is dependent on the level of its future earnings and the capital needs of its operating business units.

Results of Operations - - Three Months Ended June 30, 1997
 Compared to Three Months Ended June 30, 1996

For the three months ended June 30, 1997, consolidated net income was $326,000, or $.43 per share compared to $344,000, or $.47 per share for the same period in 1996. Consolidated revenues for the second quarter increased from $2,728,000 in 1996 to $2,895,000 in 1997, principally as a result of increased water revenues generated by the Company's regulated utility operations.

The Company's consolidated revenues are generally seasonal due to the overall significance of the water sales of Pennichuck as a percent of consolidated revenues. Water revenues are typically at their lowest point during the first and fourth quarters of the calendar year while water revenues in the second and third quarters tend to be greater as a result of increased water consumption during the late spring and summer months. In addition, the Company's consolidated revenues may be significantly affected by sales of major real estate parcels which may occur from time to time (see discussion below).

Water Utility Operations

On May 28, 1997, Pennichuck filed a petition with the New Hampshire Public Utilities Commission ("NHPUC") to increase its rates by approximately 18 percent, which would result in additional annual revenues of $1,855,000. A petition to increase Pennichuck's rates was deemed necessary given that its actual overall rate of return on rate base at June 30, 1997 was 8.35%, or 46 basis points below its authorized return. That decline in the overall rate of return principally reflects (i) its added investment in rate base in the amount of approximately $1.9 million since its last rate increase, nearly all of which is non-revenue producing and (ii) increased operating costs totaling nearly $300,000 for property taxes and water treatment expenses. In addition, that return is projected to decline even further during 1997 as a result of Pennichuck's significant investment in rate base this year and increases in related operating costs. On August 4, 1997, the NHPUC approved Pennichuck's request for a 5.12% temporary rate increase; however, final resolution of the permanent rate case filing is not expected to occur until early in the first quarter of 1998 at which time the permanent rate increase, if any, may be more or less than the 5.12% temporary rate increase granted.

Utility operating revenues for the three months ended June 30, 1997 increased to $2,801,000, or a 5% increase over the same period in 1996. That change reflects a 1.8% increase in billed consumption over last year as well as an 8.2% increase in unbilled consumption compared to the same quarter in 1996. The increase in unbilled consumption results generally from the warmer and drier weather experienced in June 1997. Such unbilled revenues are expected be billed and collected during the third quarter of 1997.

Total operating expenses of Pennichuck were $1,896,000 for the three months ended June 30, 1997, or an increase of $101,000 over the same period last year. Of that increase, the most notable increases were $31,000 in sludge disposal fees, $50,000 for increased pumping and treatment costs and $26,000 and $12,000 for increased depreciation and property taxes, respectively, as a result of Pennichuck's continued investment in operating assets during 1996 and 1997.

Real Estate and Other Operations

Real estate and other revenues were $94,000 and $61,000 for the second quarter of 1997 and 1996, respectively; each includes $20,000 of option income accrued by Southwood under a development option agreement entered into during 1995 with a regional developer. Under the terms of that agreement, the developer pays Southwood an annual option fee equal to the carrying costs associated with Southwood Corporate Park, principally property taxes and property maintenance costs, in exchange for the exclusive development rights of that Park. As lots are readied for development, the agreement provides for a per acre payment to Southwood. Currently, 47 acres in the Corporate Park lot are subject to this development agreement.

In April 1996, Southwood entered into a joint venture agreement with a local builder for the development of a 35 unit residential development in Nashua. Under the terms of the agreement, Southwood conveyed the related land parcel to the partnership in exchange for a non-interest bearing note from the partnership secured by a second mortgage on the real estate conveyed. For the three months ended June 30, 1997, Southwood has recorded $26,000 of revenues from this partnership which includes payment on the note reflecting the sale of one home during the quarter.

The operating expenses associated with the Company's real estate and other non-utility activities increased $50,000 from the second quarter of 1996 to the second quarter of 1997. Last year's operating expenses reflect the receipt of approximately $50,000 in property tax abatements from the City of Nashua in May 1996, resulting principally from a $1.8 million reduction in assessed values on land located in Southwood Corporate Park. Earlier in 1996, Southwood and the City of Nashua re-negotiated the assessments of that Park resulting in an assessed value which more accurately reflects the current market value of that land.

Results of Operations - - Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

For the six month period ended June 30, 1997, consolidated net income was $429,000, or $.57 per common share compared to $400,000, or $.55 per common share for the same period in 1996. The year-to-date consolidated revenues in 1997 were $5,392,000, or $242,000 less than last year. That decrease is principally a result of the receipt of approximately $500,000 from the sale of land by Southwood in January 1996; there have been no such major real estate sales in the first half of 1997. Pennichuck's water revenues for 1997, however, increased by $173,000 over last year,

Water Utility Operations

Utility operating revenues for the first half of 1997 totaled $5,193,000, or a $173,000 increase over the same period in 1996, principally as a result of increased consumption of 2.5% primarily in Pennichuck's commercial and industrial accounts.

The operating expenses of Pennichuck increased by $191,000, or 5.3%, to $3,798,000 for the six months ended June 30, 1997. Of that increase, $50,000 relates to increased production costs for the reasons previously discussed as well as $40,000 for additional distribution maintenance costs incurred in the first and second quarters of 1997. Additionally, the amount of property taxes and depreciation expense recognized by Pennichuck for the first half of 1997 increased by $46,000 and $40,000, respectively, as a result of its investment in operating assets of $3.1 million during 1996 and $2.9 million thus far in 1997.

Real Estate and Other Operations

For the six months ended June 30, 1997 and 1996, revenues from real estate and other activities totaled $199,000 and $614,000, respectively. Last year's real estate revenues include $495,000, net of commission, from the sale of a 19 acre parcel located in Southwood Business Park. There have been no such major real estate sales during the same period in 1997. Other revenues from real estate-related activities during the six months ended June 30, 1997 and 1996 include approximately $46,000 and $49,000, respectively, of option fee income earned under the development option agreement for Southwood Corporate Park discussed earlier.

The operating expenses associated with the Company's real estate and other non-utility activities decreased from $580,000 in 1996 to $77,000 in 1997. Of that decrease, $534,000 relates to the infrastructure costs which were allocated to the aforementioned land sale in January 1996. Property taxes on Southwood's real estate holdings for the first six months of 1997 were $52,000 compared to $14,000 in same period of 1996. That increase in expense resulted from the receipt of approximately $50,000 in May 1996 from the City of Nashua for an abatement filed last year by Southwood. For 1997, Southwood's property taxes on all of its landholdings are estimated to be $93,000, most of which relates to its Corporate Park.

New Accounting Standards

      The Company will be required to adopt Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share" for the year ending December 31, 1997. SFAS 128 replaces primary earnings per share with basic earnings per share. Basic earnings per share is calculated by dividing earnings available to common shareholders by weighted average shares outstanding. SFAS 128 also requires the presentation of diluted earnings per share, which is calculated similarly to full diluted earnings per share. If SFAS 128 had been adopted for the six months ended June 30, 1997, basic earnings per share would be $.57 and diluted earnings per share would also be $.57.

      During the second quarter of 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." Although the adoption of these Statements is not required until fiscal years beginning after December 15, 1997, the Company does not believe that it will be materially affected by the new reporting standards set forth in those Statements.


PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote Of Security Holders

(a) On April 18, 1997, the Company held its Annual Meeting of Shareholders to elect three directors and to ratify the appointment by the Board of Directors of the firm of Arthur Andersen LLP as independent accountants of the Company for the year ending December 31, 1997.

(b) The following three incumbent directors were re-elected to three year terms expiring at the Annual Meeting of Shareholders in 2000:

                                         Number of Shareholders Voting --
                                         For                Withheld
                                         --------------------------------

Maurice L. Arel                          581,107            20,468
Joseph A. Bellavance                     581,762            19,813
Robert P. Keller                         581,633            19,941

The continuing directors whose terms expire beyond the April 18, 1997 Annual Meeting date are:

      Frank B. Clancy                       Charles E. Clough
      Stephen J. Densberger                 Hannah M. McCarthy
      Charles J. Staab                      Davis P. Thurber

(c) By a vote of 596,944 shares FOR, 314 shares AGAINST and 4,317 shares ABSTAINING, the Board of Directors' appointment of Arthur Andersen LLP as the Company's independent accountants for the year ending December 31, 1997 was ratified.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)  Exhibit 27   Financial Data Schedule

(b) There were no reports on Form 8-K filed during the second quarter of 1997.


SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Pennichuck Corporation
                                       (Registrant)



Date: August 13, 1997                  /s/ Maurice L. Arel
                                       Maurice L. Arel, President and
                                       Principal Executive Officer


Date: August 13, 1997                  /s/ Charles J. Staab
                                       Charles J. Staab, Vice President,
                                       Treasurer and Principal Financial
                                       Officer