Form 10QSB
period 1997-09-30
PENNICHUCK CORP
filed 1997-11-13
CIK 788885

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

(Mark one)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1997

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $1 Par Value--753,681 shares as of October 1, 1997


INDEX

PENNICHUCK CORPORATION AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION                                PAGE NUMBER

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets--
           September 30, 1997 and December 31, 1996                      3

          Condensed Consolidated Statements of Income--
           Nine months and quarter ended September 30, 1997 and 1996     4

          Condensed Consolidated Statements of Cash Flows--
           Nine months ended September 30, 1997 and 1996                 5

          Notes to Condensed Consolidated Financial Statements--
           September 30, 1997                                            6


Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations              7-12


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


PART I.  Item 1.  FINANCIAL INFORMATION

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                             September 30      December 31
                                             1997              1996
                                             ------------      -----------
                                                     (In thousands)
                                                       (Unaudited)

ASSETS
Property, Plant and Equipment
  Land                                       $   379           $   378
  Buildings and Structures                    18,287            15,847
  Equipment                                   43,096            41,862
  Construction work in progress                  633               150
                                             -------------------------
                                              62,395            58,237
  Less accumulated depreciation               15,793            14,899
                                             -------------------------
                                              46,602            43,338
Current Assets
  Cash                                           237               261
  Restricted cash                              1,252                --
  Accounts receivable, net                     2,030             2,128
  Inventory                                      215               225
  Other current assets                           107               445
                                               3,841             3,059
Other Assets
  Land development costs                       2,415             2,413
    Deferred charges, net                      1,545             1,106
    Investment in real estate partnerships       212               154
                                             -------------------------
TOTAL ASSETS                                 $54,615           $50,070
                                             =========================

STOCKHOLDERS' EQUITY AND LIABILITIES
  Common stock-par value $1 per share        $   756           $   748
  Paid in capital                              5,208             5,120
  Retained earnings                            7,798             7,381
  Treasury stock, at cost                        (53)              (53)
                                             -------------------------
                                              13,709            13,196

Long Term Debt, less current portion          24,725            20,995

Current Liabilities
  Current portion of long term debt              100               819
  Accounts payable                               842               265
  Accrued interest payable                       440               330
  Other accrued expenses                       1,119               715
                                             -------------------------
                                               2,501             2,129
Other Liabilities
  Contributions in aid of construction         8,803             8,794
  Other liabilities and deferred credits       4,877             4,956
                                             -------------------------
TOTAL STOCKHOLDERS' EQUITY & LIABILITIES     $54,615           $50,070
                                             =========================

See notes to condensed consolidated financial statements.


PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                 Quarter Ended           Nine Months Ended
                                                 September 30              September 30
                                               -----------------         -----------------
                                               1997        1996          1997        1996
                                               ----        ----          ----        ----
                                                (In thousands, except per share amounts)

Revenues
  Water utility operations                     $ 3,299     $ 3,057       $ 8,492     $ 8,077
  Real estate operations and other                 217          50           416         664
                                               ---------------------------------------------
                                                 3,516       3,107         8,908       8,741
Operating expenses
  Water utility operations                       2,100       2,051         5,898       5,658
  Real estate operations and other                  32          42           109         622
                                               ---------------------------------------------
                                                 2,132       2,093         6,007       6,280

Operating income                                 1,384       1,014         2,901       2,461

  Other income                                      24           4            34           8
  Interest expense                                 465         409         1,308       1,223
                                               ---------------------------------------------

Income before income taxes                         943         609         1,627       1,246

  Provision for income taxes                       364         232           619         469
                                               ---------------------------------------------

Net income                                     $   579     $   377       $ 1,008     $   777
                                               =============================================

Net income per common share                    $   .78     $   .51       $  1.35     $  1.06
                                               =============================================

Dividends paid per common share                $   .27     $   .26       $   .79     $   .77
                                               =============================================

Weighted average number of shares
 outstanding                                   752,262     740,514       749,377     734,132
                                               =============================================

See notes to condensed consolidated financial statements.


PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                       Nine Months Ended
                                                          September 30
                                                      --------------------
                                                      1997         1996
                                                         (In thousands)

CASH PROVIDED (USED) BY:

Operating Activities                                  $ 3,458      $ 1,870

Investing Activities:
  Purchase of property, plant and equipment            (4,280)      (2,308)
  (Increase) in restricted cash                        (1,252)          --
  Receipt of contributions in aid of construction         101          311
  (Increase) in partnership investments                   (58)        (298)
  (Increase) in other assets                             (509)        (164)
                                                      --------------------
                                                       (5,998)      (2,459)
Financing Activities:
  Payments on long-term debt                             (989)      (7,414)
  Proceeds from issuance of long-term debt              4,000        8,000
  Payment of common dividends                            (591)        (563)
  Proceeds from dividend reinvestment plan & other         96          413
                                                      --------------------
                                                        2,516          436

(DECREASE) IN CASH                                        (24)        (153)

CASH AT BEGINNING OF PERIOD                               261          203
                                                      --------------------

CASH AT END OF PERIOD                                 $   237      $    50
                                                      ====================

Supplemental Cash Flow Information. Interest paid was $1,182,000 and $1,195,000 for the nine months ended September 30, 1997 and 1996, respectively. Income taxes paid were $217,000 and $265,000 for the nine months ended September 30, 1997 and 1996, respectively.

See notes to condensed consolidated financial statements.


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 1997


NOTE A -- BACKGROUND

The financial statements include the accounts of Pennichuck Corporation (the "Company") and its wholly-owned subsidiaries, Pennichuck Water Works, Inc. ("Pennichuck"), The Southwood Corporation ("Southwood") and Pennichuck Water Service Corporation (the "Service Corporation"). All significant intercompany accounts have been eliminated in consolidation.


NOTE B -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The Balance Sheet amounts shown under the December 31, 1996 column have been derived from the audited financial statements of the Company as contained in its Annual Report to Shareholders. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.


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

The Company's cash needs for operations, capital projects and dividends throughout the year are funded primarily by operating cash flow as supplemented by borrowings under a revolving credit agreement (the "agreement") with Fleet Bank-NH ("Fleet") and by long-term debt financings such as the $4 million tax exempt bond discussed below. The agreement allows the Company to borrow up to $4.5 million at interest rates tied to Fleet's cost of funds or LIBOR, whichever is lower. At September 30, 1997, the Company had $2,925,000 of notes outstanding under this credit facility which matured in October 1997 and were subsequently renewed to December 1997. Thereafter, such notes may be automatically renewed at maturities ranging from one to eighteen months. The average interest rate of those notes at September 30, 1997 was 7.37%. Under the terms of the agreement, the maturity date of all amounts borrowed, or to be borrowed in the next 20 months, has been extended to May 31, 1999. As a result, outstanding bank borrowings at September 30, 1997 totaling $2,925,000 are classified as "Long Term Debt" in the Condensed Consolidated Balance Sheets.

Total indebtedness under the credit facility with Fleet decreased from $3,195,000 at December 31, 1996 to $2,925,000 at June 30, 1997. This
decrease was principally due to the receipt of $535,000 received from the State of New Hampshire in January 1997 as payment for land acquired by the State under an eminent domain proceeding initiated last year; substantially all of those proceeds were used to reduce short-term indebtedness.

The Company's consolidated capital budget for 1997 consists of $5.3 million for water utility projects, which significantly exceeds the $3.1 million and $2.5 million expended during 1996 and 1995, respectively. For the nine months ended September 30, 1997, Pennichuck has invested $4,179,000 in capital projects, net of contributions in aid of construction. One of the most significant capital projects thus far in 1997 has been the construction of a 6.5 million gallon water storage tank which was completed in August 1997. In order to fund that project and several other major projects in 1997 and 1998, Pennichuck issued a $4 million tax exempt bond on May 15, 1997. The terms of that bond issue provide for a maturity date of April 15, 2022, with a fixed interest rate per annum of 6.30%.

A portion of the proceeds from that tax exempt bond has been temporarily invested in short-term government securities until such time as they are needed to fund the related 1997 and 1998 capital projects. As of September 30, 1997 approximately $1,252,000 of the proceeds were unexpended as shown under "Restricted cash" in the accompanying Condensed Consolidated Balance Sheet.

Other major changes in the Company's financial condition were (i) a decrease in other current assets of $338,000 resulting from the amortization of prepaid property taxes on December 31, 1996, (ii) an increase of $439,000 in deferred charges, of which $220,000 related to issuance expenses of the aforementioned $4 million bond and (iii) an increase of $577,000 in accounts payable reflecting the retainage and other charges payable on construction work in progress at September 30, 1997.

At September 30, 1997, consolidated retained earnings increased to $7,798,000, or $417,000 from the beginning of the year. This increase reflects net income of $1,008,000 for the nine months ended September 30, 1997 less the payment of $591,000 for common dividends during that same period. The Company's ability to pay common dividends is dependent on the level of its future earnings and the capital needs of its operating business units.

Results of Operations - - Three Months Ended September 30, 1997 Compared to
                          Three Months Ended September 30, 1996

For the three months ended September 30, 1997, consolidated net income was $579,000, or $.78 per share compared to $326,000, or $.51 per share for the same period in 1996 for reasons discussed in further detail below. Consolidated revenues for the third quarter increased from $3,107,000 in 1996 to $3,526,000 in 1997, not only as a result of increased water revenues generated by the Company's regulated utility operations but also as a result of increased real estate revenues.

Due to the overall significance of water sales of Pennichuck as a percent of consolidated revenues, the Company's consolidated revenues are generally seasonal and therefore may vary significantly from quarter to quarter. Water revenues are typically at their lowest point during the first and fourth quarters of the calendar year while water revenues in the second and third quarters tend to be greater as a result of increased water consumption during the late spring and summer months. In addition, the Company's consolidated revenues may be significantly affected by sales of major real estate parcels which may occur from time to time (see discussion below).

Water Utility Operations

On May 28, 1997, Pennichuck filed a petition with the New Hampshire Public Utilities Commission ("NHPUC") to increase its rates by approximately 18 percent, which would result in additional annual revenues of $1,855,000. A petition to increase Pennichuck's rates was deemed necessary given that its actual overall rate of return on rate base at September 30, 1997 was 8.58%, or 23 basis points below its authorized return. It is anticipated that the decline in the overall rate of return will continue given the $2,634,000 of additions to rate base that Pennichuck has made thus far in 1997, most of which is non-revenue producing. That decline in the overall rate of return also has been affected by increased operating costs totaling nearly $300,000 for property taxes and water treatment expenses. On August 4, 1997, the NHPUC approved Pennichuck's request for a 5.12% temporary rate increase for service rendered on or after August 18, 1997; however, final resolution of the permanent rate case filing is not expected to occur until early in the first quarter of 1998 at which time the permanent rate increase, if any, may be more or less than the 5.12% temporary rate increase already granted.

Utility operating revenues for the three months ended September 30, 1997 increased to $3,299,000, or a 7.9% increase over the same period in 1996. That change reflects a 9.2% increase in billed consumption over last year as well as a portion of the 5.12% temporary rate increase which went into effect in August 1997. The increase in billed consumption resulted generally from the warmer and drier weather experienced in June and July of 1997.

Total operating expenses of Pennichuck were $2,100,000 for the three months ended September 30, 1997, or an increase of $49,000, or 2.4% over the same period last year. Of that increase, the most notable increases were $55,000 in power, chemical and other production costs reflecting the increased water usage during the quarter. Other cost increases during the third quarter of 1997 were $36,000 and $14,000 in depreciation and property taxes, respectively, as a result of Pennichuck's continued investment in operating assets during 1996 and 1997.

Real Estate and Other Operations

Real estate and other revenues were $217,000 and $50,000 for the third quarter of 1997 and 1996, respectively; each includes approximately $25,000 of option income accrued by Southwood under a development option agreement entered into during 1995 with a regional developer. Under the terms of that agreement, the developer pays Southwood an annual option fee equal to the carrying costs associated with Southwood Corporate Park, principally property taxes and property maintenance costs, in exchange for the exclusive development rights of that Park. As lots are readied for development, the agreement provides for a per acre payment to Southwood. Currently, 47 acres in the Corporate Park lot are subject to this development agreement.

In April 1996, Southwood entered into a joint venture agreement, known as Bowers Pond LLC, with a local builder for the development of a 33 unit residential development in Nashua. For the three months ended September 30, 1997, Southwood has recorded $156,000 of revenues from this partnership, reflecting the sale of 6 lots and homes during the third quarter.

The operating expenses associated with the Company's real estate and other non-utility activities decreased slightly from $42,000 in the third quarter of 1996 to $32,000 in the third quarter of 1997. Real estate and other non-utility expenses in the third quarter of 1997 and 1996 generally consisted of property taxes on Southwood's landholdings which did not change materially from quarter to quarter.

Results of Operations - - Nine Months Ended September 30, 1997 Compared to
                          Nine Months Ended September 30, 1996

For the nine month period ended September 30, 1997, consolidated net income increased to $1,008,000, or $1.35 per common share from $777,000, or $1.06 per common share for the same period in 1996. The year-to-date consolidated revenues in 1997 were $8,908,000, or $167,000 more than last year for reasons discussed below. The improvement in consolidated revenues and net income occurred primarily as a result of the financial performance experienced during the third quarter of 1997.

Water Utility Operations

Utility operating revenues for the first nine months of 1997 totaled $8,492,000, or a $415,000 increase over the same period in 1996. That increase is principally the result of an additional $415,000 in utility revenues, reflecting a 5.3% increase in overall consumption and a 2.1% increase in Pennichuck's larger commercial and industrial accounts.

The operating expenses of Pennichuck increased by $240,000, or 4.2%, to $5,898,000 for the nine months ended September 30, 1997. Nearly half of that increase, or $121,000, relates to increased production costs for the reasons previously discussed. The remainder of the increase in utility operating costs relate to $82,000 of additional depreciation and $54,000 of additional property taxes recognized by Pennichuck for the first nine months of 1997 as a result of its investment in operating assets of $3.1 million during 1996 and $4.3 million thus far in 1997.

Real Estate and Other Operations

For the nine months ended September 30, 1997 and 1996, revenues from real estate and other activities totaled $416,000 and $664,000, respectively. Last year's real estate revenues include $495,000, net of commission, from the sale of a 19 acre parcel located in Southwood Business Park. There have been no such major real estate sales during the same period in 1997. However, during 1997, Southwood has recorded approximately $340,000 of revenues generated through its 50% interest in Bowers Pond LLC, a residential joint venture with a local builder. Other revenues from real estate-related activities during the nine months ended September 30, 1997 and 1996 include approximately $72,000 and $66,000, respectively, of option fee income earned under the development option agreement for Southwood Corporate Park discussed earlier.

The operating expenses associated with the Company's real estate and other non-utility activities decreased from $622,000 in 1996 to $109,000 in 1997. Of that decrease, $534,000 relates to the infrastructure costs which were allocated to the aforementioned land sale in January 1996. Property taxes on Southwood's real estate holdings for the first nine months of 1997 increased to $75,000 from $35,000 for same period in 1996. That increase in expense resulted from the receipt of approximately $50,000 in May 1996 from the City of Nashua for an abatement filed last year by Southwood. For 1997, Southwood's property taxes on all of its landholdings are estimated to be $93,000, most of which relates to its Corporate Park.

Recent Developments

On September 17, 1997, the Company signed a merger agreement with Pittsfield Aqueduct Company ("Pittsfield"), a privately-owned water utility located in Pittsfield, New Hampshire serving approximately 650 customers. Pittsfield's revenues for 1997 are estimated to be $220,000 and its total assets as of September 30, 1997 were approximately $2.1 million. Under this agreement, the Company would acquire all of the outstanding common stock of Pittsfield in exchange for common stock of the Company. The acquisition is expected to be accounted for using the pooling of interests method. The merger is subject to final approval by Pittsfield's shareholders and the New Hampshire Public Utilities Commission as well as subject to the findings of the Company's due diligence review. This merger is expected to close on or about December 31, 1997.

Additionally, on November 5, 1997, the Company signed an Agreement of Purchase and Sale of Assets with the Town of Hudson, New Hampshire ("Hudson") whereby the Company will purchase certain water utility assets located outside of Hudson. Hudson recently received Commission regulatory approval to acquire all of the operating water utility assets of Consumers New Hampshire Water Company ("Consumers"). However, final acquisition by Hudson is subject to a town vote scheduled in January 1998. At the time of closing between Hudson and Consumers, the Company will purchase from Hudson all of Consumers' former operating water utility assets outside of Hudson for approximately $7.5 million. The closing is expected to occur in March or April of 1998. The Company's obligation to purchase these assets is subject to Commission approval including certain ratemaking concessions acceptable to the Company. Currently, the Company is evaluating various sources of long-term capital with which to finance this purchase, although the Company may utilize an interim, short-term credit facility to initially finance the purchase these assets.

New Accounting Standards

The Company will be required to adopt Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share" for the year ending December 31, 1997. SFAS 128 replaces primary earnings per share with basic earnings per share. Basic earnings per share is calculated by dividing earnings available to common shareholders by weighted average shares outstanding. SFAS 128 also requires the presentation of diluted earnings per share, which is calculated similarly to full diluted earnings per share. If SFAS 128 had been adopted for the nine months ended September 30, 1997, basic earnings per share would be $1.35 and diluted earnings per share would also be $1.35.

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


PART II. OTHER INFORMATION
Item 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)  No exhibits are filed herewith.

(b) There were no reports on Form 8-K filed during the third quarter of 1997.


                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Pennichuck Corporation
                                       (Registrant)



Date: November 12, 1997                /s/ Maurice L. Arel
                                           Maurice L. Arel, President and
                                           Principal Executive Officer


Date: November 12, 1997                /s/ Charles J. Staab
                                           Charles J. Staab, Vice President,
                                           Treasurer and Principal Financial
                                           Officer