Form 10KSB
period 1997-12-31
PENNICHUCK CORP
filed 1998-03-26
CIK 788885

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 199697

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 0-18552


                             Pennichuck Corporation
                 (Name of small business issuer in its charter)


           New Hampshire                              02-0177370
    (State or other jurisdiction of      (I.R.S.Employer Identification No.)
     incorporation or organization)


Four Water Street, Nashua, New Hampshire                03061
(Address of principal executive offices)              (Zip Code)


                    Issuer's telephone number: 603-882-5191


        Securities registered under Section 12(b) of the Exchange Act:

                                                 Name of each exchange
          Title of each class                    on which registered
          -------------------                    ---------------------

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

                              Yes  [X]     No  [ ]

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.   [ ]

      State issuer's revenues for its most recent fiscal year. $11,840,700

      The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing bid price on February 27, 1998 of the Registrant's Common Stock as reported on the Over-the-Counter Bulletin Board System was $16,864,302. For purposes of this calculation, the "affiliates" of the registrant include its directors and executive officers.

      State the number of shares outstanding of each of the issuer's classes of common stock as of February 27, 1998:

                  Common Stock, $1 Par Value - 809,894 shares


                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Annual Report to Shareholders for the year ended December 31, 1997 are incorporated by reference into Part II of Form 10-KSB.

      Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 17, 1998 are incorporated by reference into Part III of Form 10-KSB.


                               TABLE OF CONTENTS

PART I:                                                                      Page
                                                                             ----

Item 1.   DESCRIPTION OF BUSINESS..........................................    2

Item 2.   DESCRIPTION OF PROPERTIES........................................    5

Item 3.   LEGAL PROCEEDINGS................................................    7

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............    7

PART II:

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........    7

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS............................................    7

Item 7.   FINANCIAL STATEMENTS.............................................    8

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE.............................................    8

PART III:

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.................    8

Item 10. EXECUTIVE COMPENSATION............................................    8

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....    8

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................    8

Item 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...    9


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

      The Company has five wholly-owned operating subsidiaries: (i) Pennichuck Water Works, Inc. ("Pennichuck") which furnishes water service in the City of Nashua, New Hampshire and portions of Amherst, Bedford, Derry, Epping, Hollis, Merrimack, Milford, and Plaistow, New Hampshire; (ii) The Southwood Corporation ("Southwood") a New Hampshire business corporation which presently owns, develops, and manages approximately 800 acres of real estate; (iii) Pennichuck Water Service Corporation ("Service Corporation"), a New Hampshire business corporation which is involved in non-regulated, water-related services and operations; (iv) Pittsfield Aqueduct Company, Inc. ("Pittsfield") which is franchised to furnish water service in the town of Pittsfield, New Hampshire; and (v) Pennichuck East Utility, Inc. ("PEU") which is presently seeking a franchise to furnish water service in the New Hampshire towns of Litchfield, Londonderry, Windham, Pelham, Hooksett and Atkinson. As discussed more fully below, Pittsfield was acquired in a stock for stock exchange on January 30, 1998 and PEU was created in February 1998 to conduct the water utility operations previously provided by another water company franchised to do business in those portions of southern New Hampshire.

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

      Pennichuck, a public utility corporation, acquired by transfer substantially all of the utility assets of Pennichuck Water Works while major portions of the non-utility land were transferred to Southwood. The reorganization also was intended to facilitate opportunities for the Company to expand and diversify into related or unrelated business activities. The transfer of utility assets was substantially completed during 1984. The Service Corporation was formed in 1995 to engage in non-regulated, water-related services and operations.

Recent Acquisitions

      On January 30, 1998, the Company acquired all of the outstanding common stock of Pittsfield in exchange for 49,118 common shares of the Company. This acquisition is intended to be accounted for using the pooling-of-interest method and accordingly, the Company's historical financial data provided in future reports will be restated to include Pittsfield data. Pittsfield had been a privately-owned water utility serving approximately 650 customers in the town of Pittsfield, New Hampshire. Pittsfield's total assets are approximately $2.1 million and its operating revenues for 1998 are expected to be approximately $450,000.

      On November 5, 1997, the Company entered an Agreement of Purchase and Sale of Assets with the Town of Hudson, New Hampshire (the "Town") whereby the Company has agreed to purchase from the Town certain water utility assets located outside its municipal jurisdiction for $7.5 million. These assets, in addition to the utility assets located within the Town, are expected to be purchased by the Town on or about March 30, 1998 from an investor-owned water utility currently serving the Town and certain surrounding communities. Those assets to be purchased by the Company will be transferred into PEU. As a result of this purchase, the Company expects to add approximately 3,600 customers to its existing customer base and annual revenues from these added customers is estimated to be $2.3 million. All regulatory approvals relating to this transaction have not yet been received at this time.

      The combined effect of these two transactions is expected to have a material impact on the operating results of the Company. The combined annual revenues of Pittsfield and PEU are estimated to be approximately $2.7 million, or 23% of the Company's consolidated revenues for 1997, while the addition of 4,250 new customers from these new franchise areas represents a 20% increase in the Company's water utility customer base. These acquisitions are consistent with the Company's long-term, strategic plan to expand its franchise and operating activities outside of Pennichuck's core franchise area of Nashua, New Hampshire.

Financial Information About Industry Segments

      The business segment data of the Company and its subsidiaries for the latest three years is presented in "Note H - Business Segment Information" in the Notes to the Consolidated Financial Statements included in Item 7 of this Form 10-KSB Report.

Narrative Description of Business

Pennichuck Water Works, Inc.
----------------------------

      Pennichuck is franchised to gather and distribute water in the City of Nashua, New Hampshire and in portions of the towns of Amherst, Bedford, Derry, Epping, Hollis, Merrimack, Milford and Plaistow, New Hampshire. Pennichuck has transmission mains which directly interconnect its core system in Nashua with the surrounding towns of Amherst, Hudson, Merrimack and Milford. Pennichuck's core system, which services 19,972 customers, accounts for 97 percent of Pennichuck's water revenues and 96 percent of its combined plant in service. Its franchises in the remaining towns consist of stand-alone satellite water systems serving 1,065 customers. Pennichuck has no competition in its core franchise area. Currently, approximately 25 percent of its water revenues are derived from commercial and industrial customers and approximately 54 percent from residential customers, with the balance being derived from fire protection and other billings to municipalities, principally the City of Nashua.

      Pennichuck is engaged in business as a public utility, subject to the jurisdiction of the Commission. Pennichuck is regulated by the Commission with respect to its rates, securities issues and service. New Hampshire law provides that Pennichuck is entitled to charge rates which permit it to earn a reasonable return on the cost of the property it employs in serving its customers, less accrued depreciation and contributed capital ("Rate Base"). The cost of capital permanently employed by a utility in its utility business marks the minimum rate of return which a utility is lawfully entitled to earn on its Rate Base. Pennichuck's currently approved water rates are based on a recent Commission order in March 1998 resulting from its latest approved rate case. Pursuant to that order, Pennichuck is authorized an overall rate of return of
8.34 percent on an approved rate base of approximately $34,610,000.

      Pennichuck is subject to the water quality regulations promulgated by the United States Environmental Protection Agency ("EPA"). The EPA is required to periodically set new maximum contaminant levels for certain chemicals as required by the federal Safe Drinking Water Act ("SDWA"). The quality of Pennichuck's treated water currently meets or exceeds all standards set by the EPA and Pennichuck does not anticipate that any significant capital expenditures for regulatory compliance will be required in the next three years given the present water quality standards set by the SDWA. The reauthorization of the SDWA by Congress in 1996 may lead to stricter monitoring standards which may require additional operating costs for Pennichuck. It is expected that any additional monitoring and testing costs arising from EPA mandates should eventually be recouped through water rates.

The Southwood Corporation
-------------------------

      Southwood, the Company's real estate subsidiary, was organized for the purpose of owning, developing, selling and managing approximately 1,340 acres of undeveloped land in Nashua and Merrimack, New Hampshire. This land was formerly owned by Pennichuck Water Works for watershed protection purposes.

      1996, Southwood entered into a joint venture agreement with a local builder for the development of a 46 unit residential development in the northwestern part of Nashua. The partnership agreement provided that Southwood convey the related parcel of land to the partnership in exchange for a non-interest bearing note from the partnership secured by a second mortgage on the real estate conveyed. At December 31, 1997, Southwood received partial payments on the note reflecting the sale of 16 units to third party buyers during 1997. Southwood accounts for these real estate transactions using the cost recovery method in which the gain on sale of land to the partnership is deferred until lots are sold to third parties and any deferred gain is offset against the related note receivable balance.

      Since 1988, Southwood has been involved in the planning and development of two major office parks, Southwood Corporate Park and Southwood Business Park, located at Exit 8 on the F.E. Everett Turnpike in Nashua, New Hampshire. At the end of 1996, Southwood sold its last remaining lot in the Business Park to the State of New Hampshire, thereby concluding its real estate ownership interest in that park. Southwood, however, continues to own approximately 47 acres of land in the Corporate Park which is zoned for commercial use. In July 1995, Southwood entered into an option agreement with a regional real estate developer for the remaining 47 acres of available land located in Southwood Corporate Park. Under the terms of that agreement, the developer pays to Southwood an option fee each year equal to the annual carrying costs associated with that land. The option agreement is for a minimum term of five years.

      Southwood also owns a 404 acre tract of land in northwest Nashua which is presently zoned for park-industrial use. In September 1997, Southwood and the same developer who holds the aforementioned option agreement formed Westwood Park LLC ("Westwood"), a limited liability corporation, for the purpose of developing that tract of land. Under the terms of the LLC agreement, Southwood will contribute that tract of land into the corporation in exchange for a 60 percent ownership interest. The decision to proceed with the development of this tract was made given the strong demand for commercial and industrial space reflecting the improvement in the local and economy. However, it is Westwood's intention to defer any infrastructure construction activities until it has closed on the first sale of land to a certain third party, the proceeds from which will be used to fund a portion of the infrastructure construction costs.

      Southwood presently has classified its investment in landholdings and related development costs as long-term "Deferred land costs" in the audited Consolidated Balance Sheet at December 31, 1997 included in Item 7 of this Form 10-KSB Report. The decision to retain long-term ownership and management or to implement a plan for periodic liquidation of its developable land will be dependent on prevailing real estate market conditions and future cash flow needs.

Pennichuck Water Service Corporation
------------------------------------

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

Employees
---------

      The Company and its subsidiaries employ 57 permanent employees and officers. Of these, there are 32 management and clerical employees who are non-union. The remaining employees are members of the United Steelworkers Union. The union contract, which was re-negotiated and completed in February 1997, has been extended through February 2002. In the opinion of management, employee relations are satisfactory.

Item 2. DESCRIPTION OF PROPERTIES

      The Company owns a three story, 11,616 square foot building located in downtown Nashua, New Hampshire which it and its subsidiaries occupy. Except as noted in "Footnote G - Subsequent Events" on page 42 of the Consolidated Financial Statements of Pennichuck Corporation, there are no mortgages or encumbrances on the Company's or its subsidiaries' properties.

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

            5. Ten water storage reservoirs having a total storage capacity of
      23.1 million gallons, 6 of which are located in Nashua, 2 in Amherst, 1 in Bedford and 1 in Hollis, New Hampshire.

Water Distribution Facilities

      In addition to the above properties, as of December 31, 1997 there were approximately 351 miles of transmission and distribution mains of various sizes in streets located in Nashua, Merrimack, Amherst, Derry, Bedford and Plaistow, New Hampshire which bring water service to customers through 21,037 service connections. In addition to the pipeline which lies within the street line, as of December 31, 1997, Pennichuck owned 21,145 meters and 2,124 hydrants.

      Pennichuck also owns a separate building in Nashua which serves as an operations center and storage facility for its construction and maintenance activities.

Land Held for Future Development

      As discussed above in "ITEM 1. DESCRIPTION OF BUSINESS - General Development of Business," approximately 1,340 acres of the 2,012 total acres then owned by Pennichuck Water Works became available for alternate use upon the completion of Pennichuck's water treatment facility in 1980. Following Pennichuck Water Works' reorganization in 1984 into a holding company structure, approximately 1,088 acres were transferred to the Company's real estate development subsidiary, The Southwood Corporation. Since 1984, Southwood has sold approximately 288 acres of land to third parties or to participating joint ventures discussed earlier under "ITEM 1. DESCRIPTION OF BUSINESS - Narrative Description of Business -- The Southwood Corporation." The Company has transferred 499 acres of watershed protection land to Pennichuck since 1984 and currently holds 425 acres of land which has not been transferred to Pennichuck or Southwood due to access limitations which restrict the ability to subdivide and transfer that land. Of that acreage held by the Company, approximately 242 acres are available for buffer and alternate use.

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

                                  Nashua, NH    Merrimack, NH    Total
                                  ----------    -------------    -----

Residential                            55             87          142
Industrial                            451             99          550
                                      -------------------------------
Total Alternate Use Acreage           506            186          692
                                      ===============================

      Presently, 47 acres of Southwood's alternative-use land in the City of Nashua are available for immediate development while 404 acres are contemplated for eventual development by Westwood over the next 5 to 10 years. The remainder of Southwood's landholdings in both Nashua and Merrimack is classified under Current Use status. In December 1995, Southwood filed for approximately $50,000 in abatements from the City of Nashua, which was received in May 1996. In addition, the assessed value of property located in Southwood Corporate Park was reduced by nearly $1.8 million during 1996 as a result of further negotiations with the City of Nashua.

Item 3. LEGAL PROCEEDINGS

      The Company and its subsidiaries are not involved in any material litigation or other proceedings which, in management's opinion, would have an adverse effect on the business, the consolidated financial condition or the operating results of the Company and its subsidiaries.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of the fiscal year covered by this Report, there were no matters submitted to a vote of security holders.

PART II:

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      "Market & Dividend Information" on page 46 of the 1997 Pennichuck Corporation Annual Report to Shareholders is incorporated herein by reference. At the record date of March 11, 1998, there were 768 holders of record of shares of the Company's common stock. The Company's common stock presently trades on the Over-the-Counter Bulletin Board System under the symbol PNNW.

      Certain bond and note agreements involving Pennichuck require, among other things, restrictions on the payment or declaration of dividends by Pennichuck to the Company. Under Pennichuck's most restrictive covenant, approximately $3,745,000 of Pennichuck's retained earnings was unrestricted for payment or declaration of common dividends to the Company at December 31, 1997.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The "Management's Discussion and Analysis of Financial Condition and Results of Operations" which appears on pages 15 to 26 of the 1997 Pennichuck Corporation Annual Report to Shareholders is incorporated herein by reference.

Item 7. FINANCIAL STATEMENTS

      The Consolidated Financial Statements of Pennichuck Corporation appearing on pages 28 to 32, together with the report thereon of Arthur Andersen LLP dated February 3, 1998 appearing on page 27, and the Quarterly Financial Data appearing on page 45 of the 1997 Pennichuck Corporation Annual Report to Shareholders are incorporated herein by reference.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes in or disagreements with the Company's accountants on any accounting matters or financial disclosures during the two most recent fiscal years.

PART III:

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      "Election of Directors" on pages 3 through 7, and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 8, of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders on April 17, 1998 are incorporated herein by reference.

Item 10. EXECUTIVE COMPENSATION

           "Executive Compensation" on pages 9 and 10 of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders on April 17, 1998 is incorporated herein by reference.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" on pages 2 and 3 of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders on April 17, 1998 is incorporated herein by reference.

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

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      "Certain Relationships and Related Transactions" on page 11 of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders on April 17, 1998 is incorporated herein by reference.

Item 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


      (a) List of financial statements and exhibits filed as part of this report:

      (1) The following Consolidated Financial Statements of Pennichuck Corporation and subsidiaries, included in the 1997 Annual Report to Shareholders for the year ended December 31, 1997, are incorporated by reference in Item 7:

                                                            Page Reference In -

                                                                    Annual
                                                                 Shareholders     Form 10-KSB
                                                                    Report          Report
                                                                 ------------     -----------

            Report of Independent Public Accountants                  27

            Consolidated Balance Sheets at December 31, 1997
             and 1996                                               28-29

            Consolidated Statements of Income for each of
             the years ended December 31, 1997, 1996 and 1995         30

            Consolidated Statements of Stockholders' Equity
             for each of the years ended December 31, 1997,
             1996, and 1995                                           31

            Consolidated Statements of Cash Flows for each of
             the years ended December 31, 1997, 1996 and 1995         32

            Notes to Consolidated Financial Statements              33-45

      (2) The Financial Statement Schedules for each of the years 1997, 1996 and 1995:

            Report of Independent Public Accountants on
             Schedules for the years ended December 31, 1997,
             1996 and 1995                                                            12

            I - Condensed Financial Information of Registrant                       13-15


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

                  3.2         Articles of Amendment to the Articles of Incorporation
                              of Pennichuck Corporation (Filed as Exhibit 3.2 to the
                              Company's 1994 Form 10-KSB Report and incorporated
                              herein by reference)

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

                 10.2         Deferred Compensation Program for Directors of
                              Pennichuck Corporation (Included in this Form 10-KSB
                              Report)

                 10.3         Amended Line of Credit Agreement dated October 2, 1991
                              between Pennichuck Corporation and Fleet Bank-NH (Filed
                              as Exhibit 10.7 to the Company's 1991 Form 10-K Report
                              and incorporated herein by reference)

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

                 10.5         Amended and Restated Revolving Line of Credit Loan
                              Agreement dated March 23, 1994 between Pennichuck
                              Corporation and Fleet Bank-NH (Filed as Exhibit 10.8 to
                              the Company's 1994 second quarter Form 10-QSB Report
                              and incorporated herein by reference)

                 10.6         Insurance Funded Deferred Compensation Agreement dated
                              June 13, 1994 (Filed as Exhibit 10.9 to the Company's
                              1994 second quarter Form 10-QSB Report and incorporated
                              herein by reference)

                 10.7         Amendment Agreement dated May 4, 1995 to Amended and
                              Restated Revolving Line of Credit Loan Agreement dated
                              March 23, 1994 between Pennichuck Corporation and Fleet
                              Bank-NH (Filed as Exhibit 10.8 to the Company's 1995
                              second quarter From 10-QSB Report and incorporated
                              herein by reference)

                 10.8         1995 Incentive Stock Option Plan (Filed as Exhibit 10.9
                              to the Company's 1995 second quarter Form 10-QSB Report
                              and incorporated herein by reference)

                 10.9         Amendment Agreement dated July 31, 1996 to Amended and
                              Restated Revolving Line of Credit Loan Agreement dated
                              March 23, 1994 between Pennichuck Corporation and Fleet
                              Bank-New Hampshire (Filed as Exhibit 10.10 to the
                              Company's 1996 third quarter Form 10-QSB Report and
                              incorporated herein by reference)

                 13           1997 Annual Report to Shareholders (Furnished only for
                              the information of the Securities and Exchange
                              Commission and is not deemed to be filed except for
                              those portions which are expressly incorporated herein
                              by reference)

                 21 Subsidiaries of Pennichuck Corporation (Included in this Form 10-KSB Report)

                 99           Dividend Reinvestment and Common Stock Purchase Plan,
                              as amended (Filed as Exhibit 4.1 to Post-Effective
                              Amendment No.1 to Registration Statement on Form S-3
                              filed on March 24, 1997 and incorporated herein by
                              reference)

      (b) There were no reports on Form 8-K filed in the fourth quarter of 1997.



                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Pennichuck Corporation

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Pennichuck Corporation's Annual Report to shareholders incorporated by reference in this Form 10- KSB, and have issued our report thereon dated February 3, 1998. Our audits were made for the purpose of forming an opinion on those basic financial statements taken as a whole. The schedule listed in the attached index of this Form 10-KSB is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP

Boston, Massachusetts
February 3, 1998



          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            Pennichuck Corporation
                           Condensed Balance Sheets


                                                           December 31
                                                   ----------------------------
                                                       1997            1996
                                                   ------------    ------------

ASSETS

Current Assets:
  Cash                                             $    366,560    $    223,548
  Accounts Receivable                                     4,695             214
  Refundable Income Taxes                                13,011          72,011
  Prepaid Expenses                                       45,480          13,744
                                                   ----------------------------
      Total Current Assets                              429,746         309,517

Property and Equipment                                1,163,424       1,163,424
Less Allowances for Depreciation                        503,346         482,958
                                                   ----------------------------
                                                        660,078         680,466


Other Assets                                            212,413         219,424
Investment in Wholly-Owned Subsidiaries              16,260,847      15,542,982
Advances to (from) Wholly-Owned Subsidiaries            342,723          77,993
                                                   ----------------------------
                                                   $ 17,905,807    $ 16,830,382
                                                   ============================



LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable and Other Current Liabilities     $     78,412    $     68,546

Long Term Debt                                        3,680,000       3,195,000

Other Long Term Liabilities                             314,117         370,434

Stockholders' Equity                                 13,833,278      13,196,402
                                                   ----------------------------
                                                   $ 17,905,807    $ 16,830,382
                                                   ============================



      SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CON'T)

                            Pennichuck Corporation
                        Condensed Statements of Income


                                                                   Year Ended December 31
                                                          -----------------------------------------
                                                             1997           1996           1995
                                                          -----------    -----------    -----------

Operating Revenues                                        $    60,698    $   148,297    $    88,729
Operating Expenses                                            (46,026)        53,014         10,926
                                                          -----------------------------------------
  Operating Income                                            106,724         95,283         77,803
Interest Expense                                              189,208        198,021        201,166
                                                          -----------------------------------------
  Loss Before Income Taxes and Equity in Net Income
   of Subsidiaries                                            (82,484)      (102,738)      (123,363)
Federal income tax benefit                                     28,045         34,931         41,943
                                                          -----------------------------------------
  Loss Before Equity in Earnings of Subsidiaries              (54,439)       (67,807)       (81,420)
Equity in Earnings of Subsidiaries                          1,344,530      1,306,292      1,176,390
                                                          -----------------------------------------
       NET INCOME                                         $ 1,290,091    $ 1,238,485    $ 1,094,970
                                                          =========================================


                      Condensed Statements of Cash Flows


                                                                   Year Ended December 31
                                                          -----------------------------------------
                                                             1997           1996           1995
                                                          -----------    -----------    -----------

OPERATING ACTIVITIES                                      $   (50,760)   $   188,521    $    76,889
                                                          -----------------------------------------

INVESTING ACTIVITIES:
Equity Transfer to Subsidiary                                (162,185)      (465,665)       (74,719)
Purchase of Equipment and Other Assets                             --       (223,649)       (37,742)
                                                          -----------------------------------------
                                                             (162,185)      (689,314)      (112,461)
                                                          -----------------------------------------

FINANCING ACTIVITIES:
Increase(Decrease) in Notes Payable                           485,000     (1,100,000)      (350,000)
Advances (to) from Subsidiaries                               524,120      2,509,733      1,099,887
Repayment on Mortgage                                              --       (653,057)       (15,769)
Payment of Dividends                                         (794,625)      (755,767)      (651,570)
Proceeds from dividend reinvestment                           162,185        465,665         74,719
Other, net                                                    (20,723)        60,523       (117,000)
                                                          -----------------------------------------
                                                              355,957        527,097         40,267
INCREASE IN CASH                                              143,012         26,304          4,695
Cash at Beginning of Year                                     223,548        197,244        192,549
                                                          -----------------------------------------
CASH AT END OF YEAR                                       $   366,560    $   223,548    $   197,244
                                                          =========================================



      SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CON'T)

                            Pennichuck Corporation
                    Notes to Condensed Financial Statements


NOTE A -- ACCOUNTING POLICIES

Basis of Presentation. In the parent-company-only financial statements, the Company's investment in its subsidiaries is stated at cost plus equity in undistributed earnings of its subsidiaries. Parent-company-only financial statements should be read in conjunction with the Company's Annual Report to Shareholders for the year ended December 31, 1997.


NOTE B -- LONG-TERM DEBT

Long-term debt consisted of the following:

                                                                 December 31
                                                          -------------------------
                                                             1997           1996
                                                          -----------    ----------

Unsecured notes payable and line of credit revolving
 loan facility with Fleet Bank-NH at rates ranging
 from 7.44% to 8.50% due May 31, 1999                     $3,680,000     $3,195,000
                                                          =========================


NOTE C -- COMMON DIVIDENDS FROM SUBSIDIARIES

Common stock cash dividends paid to Pennichuck Corporation by its subsidiary, Pennichuck Water Works, Inc., were $794,625, $755,767 and $651,570 during 1997, 1996, and 1995, respectively. No dividends were declared or paid by the Company's other subsidiaries in 1997, 1996 or 1995.



                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Pennichuck Corporation
                                     ----------------------
                                          (Registrant)

Date:  March 26 ,1998
      ----------------

By: /s/ Charles J. Staab
    ----------------------------------------------------------
        Charles J. Staab
        Vice President, Treasurer and Chief Financial Officer


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



            Signature                                   Title                              Date
---------------------------------     -------------------------------------------     --------------

/s/ Maurice L. Arel                   President and Director (Principal Executive     March 26, 1998
---------------------------------     Officer)
    Maurice L. Arel

/s/ Stephen J. Densberger             Executive Vice President and Director           March 26, 1998
---------------------------------
    Stephen J. Densberger

/s/ Charles J. Staab                  Vice President, Treasurer Chief Financial       March 26, 1998
---------------------------------     Officer and Director (Principal Financial
    Charles J. Staab                  Officer)

/s/ Bonalyn J. Hartley                Vice President and Controller(Principal         March 26, 1998
---------------------------------     Accounting Officer)
    Bonalyn J. Hartley

/s/ Joseph A. Bellavance              Director                                        March 26, 1998
---------------------------------
    Joseph A. Bellavance

                                      Director                                        March __, 1998
---------------------------------
    Frank B. Clancy

/s/ Charles E. Clough                 Director                                        March 26, 1998
---------------------------------
    Charles E. Clough

/s/ Robert P. Keller                  Director                                        March 26, 1998
---------------------------------
    Robert P. Keller

/s/ Hannah M. McCarthy                Director                                        March 26, 1998
---------------------------------
    Hannah M. McCarthy

/s/ Davis P. Thurber                  Director                                        March 26, 1998
---------------------------------
    Davis P. Thurber