Form 10QSB
period 1998-03-31
PENNICHUCK CORP
filed 1998-05-13
CIK 788885

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-QSB


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1998

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

Common Stock, $1 Par Value-809,894 shares as of May 1, 1998


                                    INDEX

                   PENNICHUCK CORPORATION AND SUBSIDIARIES




PART I.    FINANCIAL INFORMATION                                            PAGE NUMBER

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets--March 31, 1998 and
           December 31, 1997                                                       3

           Condensed Consolidated Statements of Income--Three months
           ended March 31, 1998 and 1997                                           4

           Condensed Consolidated Statements of Cash Flows--Three months
           ended March 31, 1998 and 1997                                           5

           Notes to Condensed Consolidated Financial Statements--March
           31, 1998                                                                6


Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                            7-11


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                               Not Applicable
Item 2.    Changes in Securities                                           Not Applicable
Item 3.    Defaults upon Senior Securities                                 Not Applicable
Item 4.    Submission of Matters to a Vote of Security Holders             Not Applicable
Item 5.    Other Information                                               Not Applicable
Item 6.    Exhibits and Reports on Form 8-K                                       11

SIGNATURES                                                                        11


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                   PENNICHUCK CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     March 31      December 31
                                                       1998           1997
                                                    -----------    -----------
                                                    (Unaudited)    (Restated)
                                                          (In thousands)

ASSETS

Property, Plant and Equipment
  Land                                                $   425        $   424
  Buildings                                            19,603         19,545
  Equipment                                            45,509         45,408
  Construction work in progress                           438            140
                                                      ----------------------
                                                       65,975         65,517
  Less accumulated depreciation                        16,913         16,561
                                                      ----------------------
                                                       49,062         48,956
                                                      ----------------------

Current Assets
  Cash                                                    268            448
  Restricted cash                                         633            906
  Accounts receivable, net                              1,907          1,755
  Inventory                                               223            208
  Other current assets                                    143            497
                                                      ----------------------
                                                        3,174          3,814
                                                      ----------------------

Other Assets
  Land development costs                                2,407          2,408
  Deferred charges, net                                 1,844          1,750
  Investment in real estate partnerships                  352            310
                                                      ----------------------
TOTAL ASSETS                                          $56,839        $57,238
                                                      ======================

STOCKHOLDERS' EQUITY AND LIABILITIES
  Common stock-par value $1 per share                 $   813        $   808
  Paid in capital                                       5,326          5,251
  Retained earnings                                     8,577          8,582
  Treasury stock, at cost                                 (59)           (53)
                                                      ----------------------
                                                       14,657         14,588
                                                      ----------------------

Long Term Debt, less current portion                   26,105         26,578
                                                      ----------------------

Current Liabilities
  Current portion of long term debt                       100            100
  Accounts payable                                        279            411
  Accrued interest payable                                449            351
  Other accrued expenses                                  947            922
                                                      ----------------------
                                                        1,775          1,784
                                                      ----------------------

Other Liabilities
  Contributions in aid of construction                  8,980          8,980
  Other liabilities and deferred credits                5,322          5,308
                                                      ----------------------
TOTAL STOCKHOLDERS' EQUITY & LIABILITIES              $56,839        $57,238
                                                      ======================


See notes to condensed consolidated financial statements.



                   PENNICHUCK CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                            Three Months Ended
                                                                 March 31
                                                           --------------------
                                                            1998        1997
                                                           ------    ----------
                                                                     (Restated)
                                                           (In thousands, except
                                                             per share amounts)

Revenues
  Water utility operations                                 $2,816      $2,445
  Real estate operations and other                            100         105
                                                           ------------------
                                                            2,916       2,550

Operating expenses
  Water utility operations                                  2,042       1,923
  Real estate operations and other                             25          35
                                                           ------------------
                                                            2,067       1,958

Operating income                                              849         592

  Other income                                                 16           4
  Interest expense                                           (490)       (410)

Income before income taxes                                    375         186

  Provision for income taxes                                  139          65

Net income                                                 $  236      $  121
                                                           ------------------



Net earnings per common share based on 806,987 and
 796,018 weighted average common shares in 1998
 and 1997, respectively                                    $  .29      $  .15

Dividends paid per common share                            $  .30      $  .24


See notes to condensed consolidated financial statements



                   PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                  Three Months Ended
                                                                       March 31
                                                                 --------------------
                                                                  1998        1997
                                                                 ------    ----------
                                                                          (Restated)
                                                                    (In thousands)

CASH PROVIDED (USED) BY:

Operating Activities
  Net income                                                     $  236      $  121
Adjustments to reconcile net income to net cash provided by
   operating activities:
    Depreciation and amortization                                   369         313
    Deferred income taxes                                            22          23
    Change in working capital                                       179         933
                                                                 ------------------
                                                                    806       1,390
                                                                 ------------------

Investing Activities:
  Purchase of property, plant and equipment and other assets       (611)       (756)
  Increase in contributions in aid of construction                   32          37
  Increase (Decrease) in other                                      231         (12)
                                                                 ------------------
                                                                   (348)       (731)
                                                                 ------------------

Financing Activities:
  Payments on long-term debt                                       (818)       (132)
  Proceeds from issuance of long-term debt                          ---         339
  Payment of common dividends                                      (241)       (194)
  Increase (Decrease) in note payable to bank                       345        (445)
  Proceeds from dividend reinvestment plan and other                 76          24
                                                                 ------------------
                                                                   (638)       (408)
                                                                 ------------------

INCREASE (DECREASE) IN CASH                                        (180)        251

CASH AT BEGINNING OF PERIOD                                         448         346
                                                                 ------------------

CASH AT END OF PERIOD                                            $  268      $  597
                                                                 ==================


Supplemental Cash Flow Information. Interest paid was $383,755 and $382,816 for the three months ended March 31, 1998 and 1997, respectively. No income taxes were paid in either of the three month periods ended March 31, 1998 and 1997.


See notes to condensed consolidated financial statements.



                   PENNICHUCK CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               March 31, 1998


NOTE A -- BACKGROUND

The financial statements include the accounts of Pennichuck Corporation (the "Company") and its wholly-owned subsidiaries, Pennichuck Water Works, Inc. ("Pennichuck"), Pittsfield Aqueduct Company, Inc. ("Pittsfield"), Pennichuck East Utility, Inc. ("PEU"), The Southwood Corporation ("Southwood") and Pennichuck Water Service Corporation (the "Service Corporation"). All significant intercompany accounts have been eliminated in consolidation.


NOTE B -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The Balance Sheet amounts shown under the
December 31, 1997 column have been derived from the audited financial statements of the Company as contained in its Annual Report to Shareholders as restated to reflect the acquisition of Pittsfield which is discussed in Note C below. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 1997.


NOTE C -- ACQUISITION OF PITTSFIELD AQUEDUCT COMPANY

On January 30, 1998, the Company acquired all of the outstanding common stock of Pittsfield Aqueduct Company in exchange for 49,428 common shares of the Company. This acquisition has been accounted for using the pooling-of-interests method and accordingly, the historical consolidated 1997 financial statements have been restated to include the effect of Pittsfield Aqueduct Company's operating results for the quarter ended March 31, 1997 and financial condition at December 31, 1997. However, the Company's consolidated financial statements did not change materially as a result of the inclusion of Pittsfield Aqueduct Company's financial data for the periods presented.


PART I.  FINANCIAL INFORMATION
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Financial Condition

The financial position of Pennichuck Corporation (the "Company") and its wholly-owned operating subsidiaries, Pennichuck Water Works, Inc.
("Pennichuck"), Pittsfield Aqueduct Company, Inc. ("Pittsfield"),
Pennichuck East Utility, Inc. ("Pennichuck East"), The Southwood
Corporation ("Southwood") and Pennichuck Water Service Corporation (the "Service Corporation") is shown in the accompanying Condensed
Consolidated Balance Sheets.

The Company's cash needs for operations, capital projects and dividends throughout the year are funded primarily by operating cash flow as supplemented by borrowings under a revolving credit agreement (the "agreement") with Fleet Bank-NH ("Fleet"). The agreement allows the Company to borrow up to $4.5 million at interest rates tied to Fleet's cost of funds or LIBOR, whichever is lower. At March 31, 1998, the Company had $4,025,000 of notes outstanding under this credit facility which matured in April 1998 and the average interest rate of those notes was 7.35%. Under the terms of the agreement, the maturity date of all amounts borrowed, or to be borrowed in the next 14 months, has been extended to May 31, 1999. As a result, outstanding bank borrowings at March 31, 1998 totaling $4,025,000 have been classified as "Long Term Debt" in the Condensed Consolidated Balance Sheets.

During the first quarter of 1998, the Company refinanced $800,000 of a $1.1 million mortgage note issued by Pittsfield to a local bank. The Company utilized its revolving credit facility with Fleet to refinance that mortgage repayment and the remaining balance on that mortgage was subsequently refinanced in April 1998. Furthermore, on April 24, 1998, the Company refinanced $1.5 million of outstanding indebtedness under its revolving credit facility into a seven year note. The terms of that note provide for payment of interest only for seven years at a fixed rate of 6.50% and is secured by, among other things, the guarantees of Southwood and the Service Corporation.

Total long-term indebtedness decreased by $473,000 during the first quarter of 1998 principally due to (i) the $806,000 of cash flow generated from operating activities and (ii) from the utilization of $180,000 and $273,000 of unrestricted and restricted cash, respectively, used to fund certain capital projects undertaken in February and March of 1998.

The Company's consolidated capital budget for 1998 consists of approximately $3.3 million for water utility projects, which is significantly less than the $5.1 expended during 1997. For the quarter ended March 31, 1998, Pennichuck invested $611,000 in capital projects and other assets, the most significant of which was $300,000 for the purchase and installation of certain varidrive pumps in Pennichuck's water treatment facility. For the remainder of 1998, the Company expects that internally generated funds, together with available short-term borrowings, will be sufficient to fund its planned capital expenditures.

The other major change in the Company's financial position during the first quarter was a decrease of $354,000 in "Other Current Assets" resulting from prepaid property taxes which were fully amortized in the first quarter of 1998.

At March 31, 1998, consolidated retained earnings decreased slightly to $8,577,000, or by $5,000 from the beginning of the year. This decline is due to a payout of $241,000 in common dividends which exceeded the Company's consolidated net income of $236,000 for the first quarter. Due to the generally seasonal nature of the Company's water utility business, it is not uncommon for the Company's dividend payout to exceed its earnings in the first quarter of the calendar year. The Company's ability to pay common dividends is dependent on the level of its future earnings and the capital needs of its operating business units.


Results of Operations -- Three Months Ended March 31, 1998 Compared to
                         Three Months Ended March 31, 1997

For the three months ended March 31, 1998, consolidated net income was $236,000, or $.29 per share compared to $121,000, or $.15 per share for the same period in 1997, which period has been restated to reflect the acquisition of Pittsfield. Consolidated revenues for the first quarter increased 14.3% from $2,550,000 in 1997 to $2,916,000 in 1998. This increase resulted from the water utility operations of the Company's subsidiaries as discussed below.

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

Water Utility Operations

The Company's water utility operations include the activities of Pennichuck and Pittsfield, both of which are regulated by the New Hampshire Public Utilities Commission (the "Commission"). For the three months ended March 31, 1998, approximately 96.6% and 3.4% of the total utility operating revenues of $2,816,000 were generated by Pennichuck and Pittsfield, respectively. That total represents a 15.2% increase over the same period in 1997, reflecting (i) an increase in Pennichuck's consumption and water rates during the first quarter of 1998 compared to the first quarter of 1997 and (ii) an increase in Pittsfield's core water rates for the same periods. Billed consumption in Pennichuck's core system for the first three months of 1998 was approximately 6.9% greater than last year as a result of increased consumption by Pennichuck's commercial and industrial customers.

In addition, the utility revenues of Pennichuck for the three months ended March 31, 1998 reflect an additional $175,000 resulting from an overall rate increase of 5.1% which was granted by the Commission in August 1997. Subsequently, on March 25, 1998, the Commission also approved an additional rate increase of 11.7% for water bills rendered on or after April 1, 1998, thus concluding the rate case filed by Pennichuck in May 1997. The annualized effect of the combined 16.8% rate increase is estimated to be $1.7 million. Utility revenues of Pittsfield for the first quarter in 1998 increased by approximately $43,000, or 81%, over the same period in 1997 principally as a result of a 101% rate increase approved by the Commission effective for service rendered on or after October 31, 1997. That rate increase was granted by the Commission to enable Pittsfield to recover the capital and operating costs associated with a new treatment facility which became operational in October 1997.

Total operating expenses of the water utility operations were $2,042,000 for the three months ended March 31, 1998, or an increase of $119,000 over the same period last year. Of that increase, depreciation expense alone accounted for $48,000 as a result of Pennichuck's and Pittsfield's continued investment in operating assets of $5.97 million during 1997. Production and treatment costs increased by $40,000 between the two periods principally due to the increased pumpage realized in Pennichuck's core system and the addition of Pittsfield's water treatment facility.

Real Estate and Other Operations

For the three months ended March 31, 1998, revenues from real estate and other activities were $100,000 which was not materially different from the same period in 1997.

In April 1996, Southwood entered into a joint venture agreement with a local builder for the development of a 46 unit residential development in Nashua. Under the terms of the agreement, Southwood conveyed the related land parcel to the partnership in exchange for a non-interest bearing note from the partnership secured by a second mortgage on the real estate conveyed. For the three months ended March 31, 1998 and 1997, Southwood has recorded $52,000 of revenues from this partnership which includes payments on the note reflecting the sale of two homes during each of those quarters.

Real estate and other revenues in the first quarter of 1998 and 1997 also include $21,000 and $26,000, respectively, of option income accrued by Southwood under a development option agreement which was entered into during 1995 with a regional developer. Under the terms of that agreement, the developer will pay Southwood an annual option fee equal to the carrying costs associated with Southwood Corporate Park, principally property taxes and property maintenance costs, in exchange for the exclusive development rights of that Park. As lots are readied for development, the agreement provides for a per acre payment to Southwood. Currently, 47 acres in the Corporate Park lot are subject to this development agreement.

The operating expenses associated with the Company's real estate and other non-utility activities decreased from $35,000 in the first quarter of 1997 to $25,000 in 1998. Property taxes for the three months ended March 31, 1998 and 1997 were $19,000 and $27,000, respectively for Southwood and for calendar year 1998, Southwood's property taxes on all of its landholdings are estimated to be $93,000, most of which relates to its Corporate Park.

Subsequent Event

On April 9, 1998, the Company acquired certain water utility assets from the Town of Hudson, New Hampshire (the "Town") for $7.5 million pursuant to an Agreement of Purchase and Sale of Assets dated November 5, 1997. This purchase immediately followed the Town's acquisition of those assets (in addition to certain water utility assets located within the Town) from an investor-owned water utility which previously served the Town and surrounding communities. The Company acquired these water utility assets through a new, wholly-owned subsidiary, Pennichuck East Utility, Inc. ("Pennichuck East") which is a regulated water utility. As a result of this purchase, the Company expects to add approximately 3,600 new customers to its existing customer base and annual revenues from these added customers is estimated to be $2.3 million.

The water utility assets acquired by the Company and Pennichuck East consist principally of water transmission and distribution mains, hydrants, wells, pump stations and pumping equipment, water services and meters, vehicles and a certain tract of land and building serving as the previous utility's administrative office. The assets are located in the New Hampshire towns of Litchfield, Pelham, Windham, Londonderry, Derry, Raymond and Hooksett, an area adjacent to the service franchise served by the Company's principal operating subsidiary, Pennichuck.

In order to finance this purchase from the Town, the Company and Pennichuck East obtained bank loans from Fleet Bank-NH. Under a separate swap agreement between the Company, Pennichuck East, Fleet and Fleet National Bank, the $7.5 million financing has been structured as two separate notes, in the principal amounts of $3 million and $4.5 million, with maturities of 2 and 7 years and fixed interest rates of 6.20% and 6.50%, respectively. These notes are secured by, among other things, the operating assets of Pennichuck East.


PART II.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K:

The following exhibit is filed herewith:

Exhibit Number   Exhibit Description
--------------   -------------------

Exhibit 10.10 Amendment Agreement dated March 18, 1998 to Amended and Restated Revolving Credit Agreement dated March 24, 1994 between Pennichuck Corporation and Fleet Bank-New Hampshire

(b)  There were no reports on Form 8-K filed during the first quarter of 1998.



                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Pennichuck Corporation
                                        (Registrant)


Date: May 11, 1998                      /s/ Maurice L. Arel
                                        Maurice L. Arel, President and
                                        Principal Executive Officer


Date: May 11, 1998                      /s/ Charles J. Staab
                                        Charles J. Staab, Vice President,
                                        Treasurer and Principal Financial
                                        Officer