Form 10QSB
period 1998-06-30
PENNICHUCK CORP
filed 1998-08-13
CIK 788885

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

(Mark one)

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1998

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from _____ to _____.


                       Commission file number 0-18552

                           Pennichuck Corporation
-------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

          New Hampshire                                  02-0177370
-------------------------------------------------------------------------------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                   Identification  No.)

Four Water Street, Nashua, New Hampshire                  03061
-------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

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
YES    X      NO
    -------      -------

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $1 Par Value--812,537 shares as of August 1, 1998


                                    INDEX

                   PENNICHUCK CORPORATION AND SUBSIDIARIES


PART I.    FINANCIAL INFORMATION                              PAGE NUMBER
--------------------------------                              -----------

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets--
           June 30, 1998 and December 31, 1997                    3

           Condensed Consolidated Statements of Income--
           Three and six months ended June 30, 1998 and 1997      4

           Condensed Consolidated Statements of Cash Flows--
           Six months ended June 30, 1998 and 1997                5

           Notes to Condensed Consolidated Financial Statements--
           June 30, 1998                                          6-7


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations          8-13


PART II.   OTHER INFORMATION
----------------------------

Item 1.    Legal Proceedings                                      Not Applicable
Item 2.    Changes in Securities                                  Not Applicable
Item 3.    Defaults upon Senior Securities                        Not Applicable
Item 4.    Submission of Matters to a Vote
           of Security Holders                                    14
Item 5.    Other Information                                      Not Applicable
Item 6.    Exhibits and Reports on Form 8-K                       15


SIGNATURES                                                        15


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                            June 30     December 31
                                             1998          1997
                                            -----------------------
                                          (Unaudited)    (Restated)
ASSETS                                          (In thousands)

Property, Plant and Equipment
  Land                                      $ 1,330       $   424
  Buildings                                  22,268        19,545
  Equipment                                  52,624        45,408
  Construction work in progress                 248           140
                                            ---------------------
                                             76,470        65,517
  Less accumulated depreciation              19,528        16,561
                                            ---------------------
                                             56,942        48,956
Current Assets
  Cash                                          134           448
  Restricted cash                             1,906           906
  Accounts receivable, net                    2,444         1,755
  Inventory                                     372           208
  Other current assets                          553           497
                                            ---------------------
                                              5,409         3,814
Other Assets
  Land development costs                      2,456         2,408
  Deferred charges, net                       2,025         1,750
  Investment in real estate partnerships        736           310
                                            ---------------------
TOTAL ASSETS                                $67,568       $57,238
                                            =====================

STOCKHOLDERS' EQUITY AND LIABILITIES
  Common stock-par value $1 per share       $   815       $   808
  Paid in capital                             5,393         5,251
  Retained earnings                           8,859         8,582
  Treasury stock, at cost                       (59)          (53)
                                            ---------------------
                                             15,008        14,588
Minority Interest                               273            --
Long Term Debt, less current portion         34,380        26,578

Current Liabilities
  Current portion of long term debt             100           100
  Accounts payable                              392           411
  Accrued interest payable                      384           351
  Other accrued liabilities                   2,459           922
                                            ---------------------
                                              3,335         1,784
Other Liabilities
  Contributions in aid of construction        9,121         8,980
  Other liabilities and deferred credits      5,451         5,308
                                            ---------------------
TOTAL STOCKHOLDERS' EQUITY & LIABILITIES    $67,568       $57,238
                                            =====================


See notes to condensed consolidated financial statements.


PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                             Quarter Ended             Six Months Ended
                                                June 30                     June 30
                                       -------------------------    -----------------------
                                        1998      1997(Restated)     1998    1997(Restated)
                                       ----------------------------------------------------
                                             (In thousands, except per share amounts
                                              and weighted average number of shares)

Revenues
  Water utility operations              $3,694         $2,853       $6,510        $5,298
  Real estate operations and other         279             94          379           199
                                         3,973          2,947        6,889         5,497
Operating expenses
  Water utility operations               2,452          1,944        4,494         3,867
  Real estate operations and other         110             42          135            77
                                        ------------------------------------------------
                                         2,562          1,986        4,629         3,944

Operating income                         1,411            961        2,260         1,553

  Other income                               9              6           25            10
  Interest expense                        (592)          (440)      (1,082)         (850)
                                        ------------------------------------------------

Income before income taxes                 828            527        1,203           713

  Provision for income taxes               318            200          457           265

Net income                              $  510         $  327       $  746        $  448
                                        ------------------------------------------------


Basic earnings per common share         $  .62         $  .41       $  .91        $  .56
                                        ------------------------------------------------

Diluted earnings per common share       $  .62         $  .41       $  .90        $  .56
                                        ------------------------------------------------

Dividends paid per common share         $  .28         $  .25       $  .58        $  .53
                                        ------------------------------------------------

Weighted average number of shares
 outstanding for computing earnings
 per share:
  Basic                                819,884        797,374      817,877       796,626
                                       =================================================

  Diluted                              829,659        805,011      825,208       804,263
                                       =================================================


See notes to condensed consolidated financial statements


PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                   Six Months Ended
                                                        June 30
                                              -------------------------
                                               1998      1997(Restated)
                                              -------------------------
                                                    (In thousands)

CASH PROVIDED (USED) BY:

Operating Activities
  Net income                                  $   746        $  448
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization                 828           639
    Deferred income taxes                          45            47
    Change in working capital                   1,046         1,387
                                              ---------------------
                                                2,665         2,521
Investing Activities:
  Purchase of property, plant and
   equipment and other assets                  (9,536)       (3,687)
  Increase in contributions in aid of
   construction                                   208            84
  Increase in restricted cash and other        (1,107)       (2,456)
                                              (10,435)       (6,059)
Financing Activities:
  Payments on long-term debt                   (1,159)         (877)
  Proceeds from issuance of long-term debt      8,961         4,486
  Payment of common dividends                    (469)         (394)
  Proceeds from dividend reinvestment
   plan and other                                 123            45
                                              ---------------------
                                                7,456         3,260

(DECREASE) IN CASH                               (314)         (278)

CASH AT BEGINNING OF PERIOD                       448           346
                                              ---------------------

CASH AT END OF PERIOD                         $   134        $   68
                                              ---------------------


Supplemental Cash Flow Information. Interest paid was $954,987 and $805,800 for the six months ended June 30, 1998 and 1997, respectively. Income taxes paid were $169,000 and $118,00 for the six month periods ended June 30, 1998 and 1997.

See notes to condensed consolidated financial statements.


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 1998

NOTE A -- BACKGROUND

The financial statements include the accounts of Pennichuck Corporation (the "Company") and its wholly-owned subsidiaries, Pennichuck Water Works, Inc. ("Pennichuck"), Pittsfield Aqueduct Company, Inc. ("Pittsfield"), Pennichuck East Utility, Inc. ("Pennichuck East"), The Southwood Corporation ("Southwood") and Pennichuck Water Service Corporation (the "Service Corporation"). All significant intercompany accounts have been eliminated in consolidation.

NOTE B -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The Balance Sheet amounts shown under the December 31, 1997 column have been derived from the audited financial statements of the Company as contained in its Annual Report to Shareholders as restated to reflect the acquisition of Pittsfield which is discussed in Note C below, and as such are unaudited. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 1997.

Diluted earnings per share were computed by dividing actual net income by the adjusted weighted average number of shares of common stock outstanding which include the effect of any dilutive unexercised stock options.

NOTE C -- ACQUISITION OF PITTSFIELD AQUEDUCT COMPANY

On January 30, 1998, the Company acquired all of the outstanding common stock of Pittsfield Aqueduct Company in exchange for 49,428 common shares of the Company. This acquisition has been accounted for using the pooling-of-interests method and accordingly, the historical consolidated 1997 financial statements have been restated to include the effect of Pittsfield Aqueduct Company's operating results for the quarter and six months ended June 30, 1997 and the financial condition at December 31, 1997. However, the Company's consolidated financial statements did not change materially as a result of the inclusion of Pittsfield Aqueduct Company's financial data for the periods presented.

NOTE D -- PURCHASE OF WATER UTILITY ASSETS

On April 9, 1998, the Company acquired certain water utility assets from the Town of Hudson, New Hampshire (the "Town") for $7.5 million pursuant to an Agreement of Purchase and Sale of Assets dated November 5, 1997. This purchase immediately followed the Town's acquisition of those assets (in addition to certain water utility assets located within the Town) from an investor-owned water utility which previously served the Town and surrounding communities. The Company acquired these water utility assets through a new, wholly-owned subsidiary, Pennichuck East Utility, Inc. which is a regulated water utility. As a result of this purchase, the Company has added approximately 3,600 new customers to its existing customer base and annual revenues from these added customers is estimated to be $2.3 million. The effect of this acquisition is reflected in the results of operations for the quarter ended June 30, 1998.

The water utility assets acquired by Pennichuck East consist principally of water transmission and distribution mains, hydrants, wells, pump stations and pumping equipment, water services and meters, vehicles and a certain tract of land and building serving as the previous utility's administrative office. The assets are located in the New Hampshire towns of Litchfield, Pelham, Windham, Londonderry, Derry, Raymond and Hooksett, areas which are adjacent to the service franchise served by the Company's principal operating subsidiary, Pennichuck.

In order to finance this purchase from the Town, the Company and Pennichuck East obtained bank loans from the Company's bank, Fleet Bank-NH. Under a separate swap agreement between the Company, Pennichuck East, Fleet Bank-NH and Fleet National Bank, the $7.5 million financing has been structured as two separate notes, in the principal amounts of $3 million and $4.5 million, with maturities of 2 and 7 years and fixed interest rates of 6.20% and 6.50%, respectively. These notes are secured by, among other things, the operating assets of Pennichuck East.

NOTE E -- SUBSEQUENT EVENT

On August 7, 1998, the Company's Board of Directors declared a stock dividend payable on September 1, 1998 to shareholders of record on August 18, 1998 in the amount of one share of common stock, par value $1.00, for each two shares of common stock, par value $1.00, held by such shareholders of record. Upon distribution, the Company's retained earnings will be charged for the aggregate par value of the shares issued as a dividend and such aggregate par value will be transferred to the Company's common stock account.


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

The Company's cash needs for operations, capital projects and dividends throughout the year are funded primarily by operating cash flow as supplemented by borrowings under a revolving credit agreement (the "agreement") with Fleet Bank-NH ("Fleet"). The agreement allows the Company to borrow up to $4.5 million at interest rates tied to Fleet's cost of funds or LIBOR, whichever is lower. At June 30, 1998, the Company had $3,641,000 of notes outstanding under this credit facility and the average interest rate of those notes was 7.44%. Under the terms of the agreement as amended in April 1998, the maturity date of all amounts borrowed, or to be borrowed in the next 14 months, has been extended to June 30, 2000. As a result, outstanding bank borrowings under this agreement at June 30, 1998 totaling $3,641,000 have been classified as "Long Term Debt" in the Condensed Consolidated Balance Sheets.

During the first half of 1998, the Company refinanced $800,000 of a $1.1 million mortgage note issued by Pittsfield to a local bank. The Company utilized its revolving credit facility with Fleet to refinance that mortgage repayment and the remaining balance on that mortgage was subsequently refinanced in April 1998. Furthermore, on April 24, 1998, the Company refinanced $1.5 million of outstanding indebtedness under its revolving credit facility into a seven year note. The terms of that note provide for payment of interest only for seven years at a fixed rate of 6.50% and is secured by, among other things, the guarantees of Southwood and the Service Corporation.

As discussed in Note D to the Condensed Consolidated Financial Statements, the Company funded its acquisition of Pennichuck East's assets through the issuance of two bank loans totaling $7.5 million. Those loans of $4.5 million and $3.0 million are for terms of 7 years and 2 years, respectively and are classified as "Long term Debt" in the Condensed Consolidated Balance Sheet at June 30, 1998. In connection with these two notes, the Company executed certain interest rate swap agreements under which the interest rates on the notes are fixed at 6.20% and 6.50%, respectively, for the term on the notes.

The Company's revised consolidated capital budget for 1998 consists of approximately $4.0 million for water utility projects, which is significantly less than the $5.1 expended during 1997. For the first half of 1998, Pennichuck invested $1,650,000 in capital projects and other assets, excluding the purchase of water utility assets by Pennichuck East. For the remainder of 1998, the Company expects that internally generated funds, together with available short-term borrowings, will be sufficient to fund its planned capital expenditures.

The Company's Consolidated Condensed Balance Sheet at June 30, 1998 also reflects a minority interest of $273,000 representing a 40 percent interest held by a third party in Westwood Park LLC ("Westwood"), a real estate development venture. Southwood owns the remaining 60 percent majority interest in Westwood whose financial statements have been included in the accompanying consolidated financial statements at June 30, 1998. In May 1998, Westwood sold a tract of land to a third party for approximately $1.3 million. Under the terms of that sale, Westwood is obligated to use the sales proceeds to construct the necessary access road and infrastructure for the purchaser. Accordingly, the cash from this sale is reflected in "Restricted Cash" and the obligation for the estimated road and infrastructure cost is included in "Other Accrued Liabilities" at June 30, 1998. No gain on the sale of this tract of land has been recognized pending the final completion of the road and infrastructure required under the terms of the purchase and sale agreement.

At June 30, 1998, consolidated retained earnings increased to $8,859,000, or by $277,000 from the beginning of the year. This change reflects the net income earned for the six months ended June 30, 1998 of $746,000 less $469,000 of common dividends paid in the first half of 1998. The Company's ability to pay common dividends is dependent on the level of its future earnings and the capital needs of its operating business units.

Results of Operations -- Three Months Ended June 30, 1998 Compared to Three
                         Months Ended June 30, 1997

For the three months ended June 30, 1998, consolidated net income was $510,000, or $.62 per share compared to $327,000, or $.41 per share for the same period in 1997. Consolidated revenues for the second quarter increased from $2,947,000 in 1997 to $3,973,000 in 1998, principally as a result of increased water revenues generated by the Company's regulated utility operations, including Pennichuck East and Pittsfield.

The Company's consolidated revenues are generally seasonal due to the overall significance of the water sales of Pennichuck, Pennichuck East and Pittsfield as a percent of consolidated revenues. Water revenues are typically at their lowest point during the first and fourth quarters of the calendar year while water revenues in the second and third quarters tend to be greater as a result of increased water consumption during the late spring and summer months. In addition, the Company's consolidated revenues may be significantly affected by sales of major real estate parcels which may occur from time to time (see discussion below).

Water Utility Operations
------------------------

Utility operating revenues for the three months ended June 30, 1998 increased to $3,694,000, or a 29.5% increase over the same period in 1997. Of that increase, $538,000 relates to water revenues generated by the Company's newly-created operating subsidiary, Pennichuck East, which serves approximately 3,600 customers in southern New Hampshire. The remainder of the increase relates to the positive effect of a 16.77% overall rate increase granted to Pennichuck during the past twelve months by the New Hampshire Public Utilities Commission (the "Commission"). Billed consumption in Pennichuck's core system for the quarter ended June 30, 1998 increased slightly by 2.2% over the same quarter in 1997.

Total utility operating expenses, which include production, distribution system maintenance, administrative, depreciation and taxes other than income taxes, were $2,452,000 for the three months ended June 30, 1998, or an increase of $508,000 over the same period last year. Of that increase, approximately $339,000 relates to the additional operating costs associated with Pennichuck East. Due to the establishment of Pennichuck East, Pennichuck has added eight employees to meet the increased operational requirements resulting from not only Pennichuck East but also the operation and maintenance contract with the Town of Hudson, New Hampshire discussed below. In addition to these increased wage and benefit costs of approximately $80,000 for the quarter, depreciation expense for Pennichuck increased $85,000 reflecting a change in Pennichuck's overall composite depreciation rate from 2.15% to 2.44% as approved by the Commission effective April 1, 1998.

Real Estate
-----------

Included under "Revenues - Real estate operations and other" are real estate revenues of $131,000 and $50,000 for the second quarter of 1998 and 1997, respectively. In each of those quarters, Southwood has recorded approximately $20,000 of option fee income earned under a development option agreement entered into during 1995 with a regional developer. Under the terms of that agreement, the developer pays Southwood an annual option fee equal to the carrying costs associated with Southwood Corporate Park, principally property taxes and property maintenance costs, in exchange for the exclusive development rights of that Park. As lots are readied for development, the agreement provides for a per acre payment to Southwood. Currently, 47 acres in the Corporate Park lot are subject to this development agreement.

Southwood entered into a joint venture known as Bowers Pond LLC with a local builder for the development of a 46 unit residential development in April 1996. Under the terms of the agreement, Southwood conveyed the related land parcel to the partnership in exchange for a non-interest bearing note from the partnership secured by a second mortgage on the real estate conveyed. For the three months ended June 30, 1998 and 1997, Southwood has recorded $104,000 and $26,000 of revenues from this partnership which includes payments on the note reflecting the sale of four homes and one home during the second quarter of 1998 and 1997, respectively. As of June 30, 1998, 30 homes have been constructed and sold to third party buyers.

The operating expenses associated with the Company's real estate activities for the second quarter of 1998 were approximately $39,000, or $8,000 greater than in 1997. Real estate expenses are comprised chiefly of property taxes totaling $19,000 and $24,000 for the three months ended June 30, 1998 and 1997, respectively. The remaining real estate costs during the second quarters of 1998 and 1997 consist principally of allocated Southwood land costs associated with the Bowers Pond LLC land sales.

Contract Operations
-------------------

In April 1998, the Service Corporation entered into a five year contract with the Town of Hudson, New Hampshire ("Hudson") whereby the Service Corporation will provide certain operations and maintenance functions for Hudson in exchange for an annual fee. The results of operations for the three months ended June 30, 1998 include approximately $117,000 of revenues from this contract and operating expenses for the Service Corporation were $76,000 which include costs incurred under this contract and the sundry other activities of the Service Corporation.

Results of Operations -- Six Months Ended June 30, 1998 Compared to Six
                         Months Ended June 30, 1997

For the six month period ended June 30, 1998, consolidated net income was $746,000, or $.91 per common share compared to $448,000, or $.56 per common share for the same period in 1997. The year-to-date consolidated revenues in 1998 were $6,889,000, representing nearly a $1.4 million, or 25.3%, increase over last year. As discussed below, that increase in operating revenues is principally attributable to the Company's utility operations which now include the operating activities of Pennichuck, Pennichuck East and Pittsfield.

Water Utility Operations
------------------------

Utility operating revenues for the first half of 1998 totaled $6,510,000, or a $1,212,000 increase over the same period in 1997. Of that increase, approximately $574,000 relates to the 16.77% rate increase granted to Pennichuck and effective in the past year by the Commission as well as a 4.4% increase in billed consumption over 1997. As mentioned, Pennichuck East generated $538,000 during 1998 and Pittsfield revenues increased from $105,000 in 1997 to $207,000 thus far in 1998. The 97% increase in
Pittsfield's revenues is attributable to 101% rate increase approved by the Commission in December 1997 principally due to the increased costs associated with a $900,000 treatment facility constructed in October 1997.

The utility operating expenses increased by $627,000 or 16.2%, to $4,494,000 for the six months ended June 30, 1998. That increase is primarily comprised of (i) $339,000 relating to the addition of Pennichuck East during the second quarter of 1998, (ii) $134,000 of additional depreciation expense recognized by Pennichuck for the first half of 1998 as a result of the increase in its composite depreciation rate discussed earlier and its $5.97 million investment in plant assets during 1997 and (iii) $106,000 of additional production and administrative costs incurred in the first half of 1998 over the first half of 1997.

Real Estate and Other Operations
--------------------------------

For the six months ended June 30, 1998 and 1997, revenues from real estate and other activities totaled $379,000 and $199,000, respectively. Of those amounts, approximately $207,000 and $129,000 relate to real estate revenues earned by Southwood during the comparative periods. Southwood revenues thus far in 1998 include (i) $156,000 in partnership revenues earned through its Bowers Pond LLC joint venture, representing the sale of six homes and (ii) $42,000 of option fee income earned under its development option agreement discussed earlier. For the six months ended June 30, 1997, revenues from those activities were $78,000 and $46,000, respectively.

Revenues from other operating activities during the six months ended June 30, 1998 include $130,000 for contract operations performed by the Service Corporation and $14,000 for miscellaneous lease and rental income. For the same period in 1997, revenues of the Service Corporation were approximately $39,000 consisting of $30,000 in contract operations income and $9,000 of sundry revenues.

The operating expenses associated with the Company's real estate and other non-utility activities increased from $77,000 in 1997 to $135,000 in 1998. Principally all of that increase relates to the additional operating costs incurred by the Service Corporation in connection with the aforementioned contract operations agreement with the Town of Hudson. The remaining expenses related primarily to property taxes on Southwood's real estate holdings which for the first six months of 1998 were $38,000 compared to $51,000 in same period of 1997.

Year 2000 Issue
---------------

The Company has performed an exhaustive review of its hardware and software systems in order to determine the level of readiness to meet the next millenium. Because the Company owns some operating assets which pre-date 1900, it has been aware of the potential Year 2000 problem well before the recent publicity and in fact, 8 digit dates have been a requirement for all in-house software developed since 1987. The Year 2000 issue has also been addressed and included in all computer migration and upgrades since 1990.

As part of our project planning, the Company identified mission-critical applications and implemented a 5 year plan in early 1994 to replace or upgrade for both hardware and software. The Company's central computer platform, consisting primarily of its minicomputer servers, is not completely Year 2000 ready. However, those servers that are not Year 2000 ready are expected to be retired and replaced with Year 2000 ready servers within the next 12 months.

Additionally, all of the Company's software applications have been evaluated to identify any Year 2000 problems, their importance to Company operations and efficiencies to be gained with newer and updated software. A software development schedule was created based on this risk assessment with the most critical applications being implemented first. At this time, the Company's NT network, financial accounting, billing, customer service information and meter management, human resources and SCADA management systems are Year 2000 ready. The Company's remaining software systems for work orders, inventory control, and various maintenance programs are 90% compliant and are expected to be fully ready by the end of 1998.

The Company is currently in the process of identifying all external vendors who provide and/or require date dependent information to ensure that they are capable of being in compliance with the Year 2000 issue. Once identified, the Company will be contacting each vendor to determine their Year 2000 status. For any vendors who are determined to be critical to the Company's operation, it will develop a disaster recovery plan containing alternative actions plans in the event of vendor non-compliance. The Company anticipates having all critical resource alternative plans in place by May 1999.


PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote Of Security Holders

(a) On April 17, 1998, the Company held its Annual Meeting of Shareholders to elect three directors and to ratify the appointment by the Board of Directors of the firm of Arthur Andersen LLP as independent accountants of the Company for the year ending December 31, 1998.

(b) The following incumbent director was re-elected to a three year term expiring at the Annual Meeting of Shareholders in 2001:


                                     Number of Shareholders Voting --
                                           For         Withheld
                                         ----------------------

Charles E. Clough                        630,175         3,741


The following new directors were elected to three year terms expiring at the Annual Meeting of Shareholders in 2001:


                                     Number of Shareholders Voting --
                                           For         Withheld
                                         ----------------------
John R. Kreick                           626,790         7,125
Martha E. O'Neill                        630,259         3,657


The continuing directors whose terms expire beyond the April 17, 1998 Annual Meeting date are:

Maurice L. Arel              Joseph A. Bellavance
Stephen J. Densberger        Hannah M. McCarthy
Charles J. Staab             Robert P. Keller

(c) By a vote of 632,918 shares FOR, 660 shares AGAINST and 338 shares ABSTAINING, the Board of Directors' appointment of Arthur Andersen LLP as the Company's independent accountants for the year ending December 31, 1998 was ratified.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K:

      (a)  The following exhibits are filed herewith:

      Exhibit Number   Exhibit Description
      --------------   -------------------

      Exhibit 10.11 Loan Agreement dated April 8, 1998 between Pennichuck Corporation, Pennichuck East Utility, Inc. and Fleet Bank-NH

      Exhibit 10.12 Amendment Agreement dated April 24, 1998 to Loan Agreement dated April 8, 1998 between Pennichuck Corporation, Pennichuck East Utility, Inc., The Southwood Corporation, Pennichuck Water Service Corporation and Fleet Bank-NH

      (b) The following reports on Form 8-K and Form 8-KA were filed during the second quarter of 1998:

      Form 8-K Filed April 24, 1998, for the acquisition of certain water utility assets as shown in Exhibit 28.3 of that report

      Form 8-KA        Filed June 19, 1998, relating to the financial
                       statements for the Form 8-K filed April 24, 1998


                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Pennichuck Corporation
                                  --------------------------
                                  (Registrant)


Date: August 13, 1998             /s/ Maurice L. Arel
      ---------------             --------------------------
                                  Maurice L. Arel, President and
                                  Principal Executive Officer


Date: August 13, 1998             /s/ Charles J. Staab
      ---------------             --------------------------
                                  Charles J. Staab, Vice President,
                                  Treasurer and Principal Financial Officer