Form 10QSB
period 1998-09-30
PENNICHUCK CORP
filed 1998-11-03
CIK 788885

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1998

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

Common Stock, $1.00 Par Value -- 1,221,523 shares as of October 1, 1998

                                    INDEX

                   PENNICHUCK CORPORATION AND SUBSIDIARIES

PART I.      FINANCIAL INFORMATION                             PAGE NUMBER
----------------------------------                             -----------

Item 1.      Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets-
             September 30, 1998 and December 31, 1997               3

             Condensed Consolidated Statements of Income-
             Nine months and quarter ended
             September 30, 1998 and 1997                            4

             Condensed Consolidated Statements of Cash Flows-
             Nine months ended September 30, 1998 and 1997          5

             Notes to Condensed Consolidated Financial
             Statements-September 30, 1998                          6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations          7-13

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                      Not Applicable
Item 2.      Changes in Securities                                  Not Applicable
Item 3.      Defaults upon Senior Securities                        Not Applicable
Item 4.      Submission of Matters to a Vote of Security Holders    Not Applicable
Item 5.      Other Information                                      Not Applicable
Item 6.      Exhibits and Reports on Form 8-K                       14

SIGNATURES                                                          14

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                          September 30                December 31
                                              1998     (In thousands)     1997
                                        -----------------------------------------
ASSETS                                    (Unaudited)                  (Restated)

Property, Plant and Equipment
  Land                                      $ 1,330                    $   424
  Buildings                                  22,288                     19,539
  Equipment                                  53,225                     45,415
  Construction work in progress                 511                        139
                                             77,354                     65,517
  Less accumulated depreciation              19,963                     16,561
                                            ----------------------------------
                                             57,391                     48,956

Current Assets
  Cash                                          529                        448
  Restricted cash                               875                        906
  Accounts receivable, net                    2,823                      1,755
  Inventory                                     360                        208
  Other current assets                          102                        497
                                            ----------------------------------
                                              4,689                      3,814

Other Assets
  Land development costs                      2,305                      2,408
  Deferred charges, net                       2,187                      1,752
  Investment in real estate
   partnerships                                 419                        310
                                            ----------------------------------
TOTAL ASSETS                                $66,991                    $57,240
                                            ==================================

STOCKHOLDERS' EQUITY AND LIABILITIES
  Common stock-par value $1 per share       $ 1,226                    $ 1,213
  Paid in capital                             5,407                      5,230
  Retained earnings                           9,293                      8,199
  Treasury stock, at cost                       (59)                       (53)
                                            ----------------------------------
                                             15,867                     14,589
Minority Interest                               314                         --
Long Term Debt, less current portion         33,451                     26,578

Current Liabilities
  Current portion of long term debt             100                        100
  Accounts payable                              404                        408
  Accrued interest payable                      481                        351
  Other accrued liabilities                   1,782                        927
                                            ----------------------------------
                                              2,767                      1,786

Other Liabilities
  Contributions in aid of construction        9,113                      8,979
  Other liabilities and deferred credits      5,479                      5,308
                                            ----------------------------------
TOTAL STOCKHOLDERS' EQUITY & LIABILITIES    $66,991                    $57,240
                                            ==================================

See notes to condensed consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                           Quarter Ended         Nine Months Ended
                                           September 30            September 30
                                        -------------------------------------------
                                         1998        1997        1998         1997
                                         ----        ----        ----         ----
                                                  (restated)               (restated)
                                          (In thousands, except per share amounts)

Revenues
  Water utility operations              $4,626      $3,355      $11,136      $8,652
  Real estate operations and other       1,778         217        2,157         416
                                        -------------------------------------------
                                         6,404       3,572       13,293       9,068

Operating expenses
  Water utility operations               2,700       2,129        7,194       5,995
  Real estate operations and other       1,319          32        1,454         109
                                        -------------------------------------------
                                         4,019       2,161        8,648       6,104

Operating income                         2,385       1,411        4,645       2,964

  Other income                               4          24           29          35
  Interest expense                        (599)       (475)      (1,681)     (1,325)
                                        -------------------------------------------
Income before income taxes               1,790         960        2,993       1,674

  Provision for income taxes               700         371        1,157         637
                                        -------------------------------------------

Net income before minority interest      1,090         589        1,836       1,037

Minority interest in Westwood
 Park, LLC                                 (41)         --          (41)         --
                                        -------------------------------------------

Net income                              $1,049      $  589      $ 1,795      $1,037
                                        ===========================================

Net income per common share:
  Basic                                 $  .85      $  .49      $  1.46      $  .87
  Diluted                               $  .84      $  .48      $  1.44      $  .86

Dividends paid per common share         $  .19      $  .17      $   .57      $  .51
Weighted average number of shares
  Outstanding:
    Basic                            1,233,797   1,202,535    1,229,604   1,198,207
    Diluted                          1,248,460   1,215,957    1,242,801   1,212,273

See notes to condensed consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         Nine Months Ended
                                                           September 30
                                                       ----------------------
                                                        1998           1997
                                                        ----           ----
                                                                    (restated)
                                                           (in thousands)

CASH PROVIDED (USED) BY:

Operating Activities                                   $ 2,705        $ 3,009

Investing Activities:
  Purchase of property, plant and equipment             (9,767)        (5,218)
  (Increase) decrease in restricted cash                    31         (1,252)
  Receipt of contributions in aid of construction          234            101
  (Increase) decrease in partnership investments           210            (62)
                                                       ----------------------
                                                        (9,292)        (6,431)
Financing Activities:
  Payments on long-term debt                            (2,339)        (1,121)
  Proceeds from issuance of long-term debt               9,212          5,035
  Increase in minority interest                            314             --
  Payment of common dividends                             (701)          (597)
  Proceeds from dividend reinvestment plan & other         182             96
                                                       ----------------------
                                                         6,668          3,413

INCREASE (DECREASE) IN CASH                                 81             (8)

CASH AT BEGINNING OF PERIOD                                448            346
                                                       ----------------------

CASH AT END OF PERIOD                                  $   529        $   338
                                                       ======================

Supplemental Cash Flow Information. Interest paid was $1,335,000 and $1,191,000 for the nine months ended September 30, 1998 and 1997, respectively. Income taxes paid were $414,000 and $226,000 for the nine months ended September 30, 1998 and 1997, respectively.See notes to condensed consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1998

NOTE A - BACKGROUND

      The financial statements include the accounts of Pennichuck Corporation (the "Company") and its wholly-owned subsidiaries, Pennichuck Water Works, Inc. ("Pennichuck"), Pennichuck East Utility, Inc. ("Pennichuck East"), Pittsfield Aqueduct Company, Inc. ("Pittsfield"), Pennichuck Water Service Corporation (the "Service Corporation") and the Southwood Corporation ("Southwood"). All significant intercompany accounts have been eliminated in consolidation.

NOTE B - BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The Balance Sheet amounts shown under the December 31, 1997 column have been derived from the audited financial statements of the Company as contained in its Annual Report to Shareholders as restated for the merger with Pittsfield, which is discussed in Note C below, and as such are unaudited. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

      Diluted earnings per share were computed by dividing actual net income by the adjusted weighted average number of shares of common stock which include the effect of any dilutive unexercised stock options.

NOTE C - RESTATEMENT FOR MERGER WITH PITTSFIELD

      On January 30, 1998, we merged with Pittsfield by exchanging 49,428 of our shares for substantially all of the outstanding common stock of Pittsfield. We used the pooling-of-interests method to account for this merger. This methodology requires us to add Pittsfield's historical financial statements with our historical financial statements for all periods which are shown prior to January 30, 1998. All of the previous financial reports that we have issued have been restated to include the effect of Pittsfield for those years.

PART I. Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

      In Management's Discussion and Analysis we explain the general financial condition and the results of operations for the Company and its operating subsidiaries including:

      *  What factors affect our business,
      * What our earnings and costs were in the first nine months of 1998 and 1997 as well as during the third quarter of 1998 and 1997,
      * Why those earnings and costs were different from the year before,
      *  Where our earnings come from,
      *  How all of this affects our overall financial condition,
      * What our expenditures for capital projects are expected to be in 1998 and
      * Where cash will come from to pay for this year's capital expenditures.

      As you read Management's Discussion and Analysis, please refer to our Condensed Consolidated Financial Statements contained in this Report.

Results of Operations

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

      In this section, we discuss the factors that affected our earnings for the first nine months of 1998 and 1997. Our consolidated revenues are generally seasonal due to the overall significance of the water sales of our water utility business as a percent of consolidated revenues. Water revenues are typically at their lowest point during the first and fourth quarters of the calendar year. However, water revenues in the second and third quarters tend to be greater because of increased water consumption by our residential customers during the late spring and summer months. In addition, our consolidated revenues are significantly affected by sales of major real estate parcels which may occur from time to time (see discussion below).

      For the nine month period that ended on September 30, 1998, our consolidated net income was nearly $1.8 million, or $1.46 per common share compared to $1.04 million, or $.87 per common share for the same period in 1997. The consolidated revenues from all of our business activities thus far in 1998 were $13.3 million, representing a $4.23 million, or 46.6%, increase over last year. As we discuss below, that increase in consolidated operating revenues is principally attributable to:

      * our water utility operations which now include the operating activities of Pennichuck and our two new subsidiaries, Pennichuck East and Pittsfield and
      * a major land sale which occurred in the third quarter of 1998.

Water Utility Operations

      The operating revenues from our water utility operations totaled $11.1 million for the first nine months of 1998. Compared to the same period in 1997, this represents a $2.5 million increase in water revenues. There are several reasons for that increase:

      * First, our largest water utility, Pennichuck, was granted a permanent rate increase of approximately 16.8% by the New Hampshire Public Utilities Commission ("NHPUC") effective on April 1, 1998. Beginning on that date, we were authorized to increase our rates on water billings to our customers. Through the first nine months of 1998, our water utility revenues include approximately $950,000 relating to that rate increase.

      * Second, Pittsfield's revenues more than doubled from $160,000 in 1997 to $352,000 thus far in 1998. The 120% increase in Pittsfield's revenues resulted from a 101% rate increase which was approved by the NHPUC in December 1997. We were granted that increase in rates principally to allow us to recover the costs associated with a $900,000 water treatment facility completed in October 1997.

      * The third major factor affecting our increased water revenues was the addition of our newly created water subsidiary, Pennichuck East. Pennichuck East was formed in April 1998 and serves approximately 3,600 customers in southern New Hampshire. Pennichuck East contributed approximately $1,236,000 in water revenues during its first six months of operations in 1998.

Our actual expenses of operating our water utility business include such broad categories as:

      *  water treatment and purification,
      *  pumping and other distribution system functions,
      *  general and administrative functions,
      *  depreciation on existing operating assets,
      *  taxes other than income taxes.

      On a combined basis, those utility operating expenses increased by $1.2 million to $7.2 million for the nine months ended September 30, 1998. The principal reasons for that increase were:

      * $691,000 relating to the addition of Pennichuck East during the second and third quarters of 1998,
      * $210,000 of additional depreciation expense resulting from a higher composite depreciation rate which we began using on April 1, 1998 (from 2.15% to 2.44%) and nearly $6 million of new plant assets, and
      * $156,000 of additional water treatment and miscellaneous administrative expenses incurred in the nine months of 1998 over the same period in 1997.

Contract Operations

      In April 1998, the Service Corporation signed a five year contract with the neighboring Town of Hudson, New Hampshire ("Hudson"). We will provide certain operations and maintenance functions for Hudson in exchange for a fixed monthly fee as agreed upon by us and Hudson. So far in 1998, revenues from this contract and other non-regulated operating activities have totaled $295,000. For the same period in 1997, revenues from our Service Corporation were approximately $57,000 consisting of $43,000 from contract operations and $14,000 from sundry leases and rents.

Real Estate Operations

      For the nine months ended September 30, 1998 and 1997, we recognized revenues from our real estate business activities of $1.82 million and $312,000, respectively. Real estate revenues in the third quarter of 1998 include $1.3 million from the sale of land by Westwood Park LLC ("Westwood"), of which Southwood is a 60% owner. In addition, Southwood has recognized $442,000 in revenues earned through its Bowers Pond LLC joint venture and $66,000 of option fee income earned under a development option agreement with a regional developer.

      The operating expenses associated with our real estate activities have increased from $107,000 in 1997 to $1.23 million in 1998. Of that increase, approximately $1.1 million relates to the allocable land and infrastructure costs for the major land parcel that we sold in the third quarter of 1998. The remaining expenses are primarily for property taxes on Southwood's real estate holdings which for the first nine months of 1998 were $57,000 compared to $75,000 in same period of 1997.

Results of Operations -- Three Months Ended September 30, 1998
                         Compared to Three Months Ended September 30,
                         1997

      For the three month period which ended on September 30, 1998, our consolidated net income was $1.05 million or $.85 per share compared to $589,000, or $.49 per share in 1997. Our consolidated revenues for the third quarter in 1998 increased substantially from $3.57 million in 1997 to $6.4 million in 1998 for the reasons that we discuss below.

Water Utility Operations
      Our water utility operations in 1998 now include not only Pennichuck and Pittsfield but also Pennichuck East. For the third quarter in 1998, our water utility revenues have increased to $4.6 million or nearly 38 percent over the same quarter last year. The factors which contributed to that revenue growth were principally:

      *  additional water revenues of nearly $700,000 from Pennichuck
         East,
      * approximately $480,000 from the rate increase which was approved for Pennichuck by the NHPUC effective April 1, 1998 and
      * $43,000 from a 101% rate increase which was approved for Pittsfield in December 1997.

      The combined operating expenses of all of our utility operations for the three months which ended on September 30, 1998 totaled $2.7 million, or $571,000 more than last year. This increase reflects $350,000 for the additional costs that we incurred for the operations of Pennichuck East. The remainder of the increased costs related principally to Pennichuck's operations resulting from:

      * additional depreciation expense and property taxes on new property which we placed in service since the third quarter of 1997 and
      * additional water treatment and purification costs incurred in the operation of our treatment facility.

Real Estate and Contract Operations

      Revenues that we recorded from our unregulated activities, such as real estate and contract operations, increased significantly from $217,000 in the third quarter of 1997 to nearly $1.8 million in the third quarter of 1998. That increase is made up of:

      * $1.3 million resulting from a major land sale made by Westwood in September 1998,
      *  $130,000 from the sale of additional homes by Bowers Pond LLC and
      * $139,000 from contract revenues under our new operations contract with the Town of Hudson.

      The operating expenses associated with our real estate and other non-regulated activities increased by nearly $1.3 million - the principal component of which is approximately $1.1 million for the allocable land and infrastructure cost for Westwood's major land sale. The remainder of our increased costs for unregulated activities were primarily due to additional contract operations costs and additional general corporate costs.

Liquidity and Financial Condition

      In the following paragraphs, we discuss the financial condition of the Company and its wholly-owned subsidiaries. This discussion focuses primarily on the changes in our consolidated balance sheet accounts from December 31, 1997 to September 30, 1998 and on the adequacy of capital needed for our business activities.

      The primary source of cash which we need for normal operating activities, capital projects and dividend payments to our shareowners is the operating cash flow which we generate from day to day activities. However, during those periods where operating cash flow is not sufficient, we borrow funds under a revolving loan facility (the "Loan Agreement") with our bank, Fleet Bank-NH ("Fleet"). The Loan Agreement allows us to borrow up to $4.5 million at interest rates tied to Fleet's cost of funds or LIBOR, whichever is lower. At September 30, 1998, we had borrowed $2.5 million under the Loan Agreement and the average interest rate of those borrowings was 6.93%. The maturity date of all amounts borrowed under the Loan Agreement, or to be borrowed in the next 14 months, is June 30, 2000. As a result, we have classified our outstanding bank borrowings at September 30, 1998 under the caption of "Long Term Debt" in the Condensed Consolidated Balance Sheets.

      During the first quarter of 1998, we refinanced a $1.1 million mortgage note issued by Pittsfield to a local bank using the Loan Agreement. On April 24, 1998, we refinanced $1.5 million of outstanding indebtedness under the Loan Agreement into a seven year note. The note is payable interest only for seven years at a fixed rate of 6.50% and is secured by, among other things, the guarantees of Southwood and the Service Corporation.

      We purchased Pennichuck East's assets with the proceeds of two bank loans totaling $7.5 million. Those loans of $4.5 million and $3.0 million are for terms of 7 years and 2 years, respectively, and are classified as "Long term Debt" in the Condensed Consolidated Balance Sheet at September 30, 1998. In connection with these two notes, we entered into certain interest rate swap agreements which fix the interest rates at 6.50% and 6.20%, respectively, for the term on these notes.

      Our capital expenditures totaled $6.0 million and $3.2 million in 1997 and 1996, respectively. For 1998, we expect that our total expenditures for capital projects will be approximately $3.6 million. Practically all of our planned capital expenditures in 1998 are for projects relating to our water utility business. Those projects include:

      * the replacement of 8,800 linear feet of pre-1900 distribution mains,
      * the addition of more efficient motor starters on Pennichuck's major electric pumps at its treatment plant,
      *  the reconstruction of one of Pennichuck's dams, and
      * the relocation of distribution mains to accommodate ongoing State highway construction projects.

The remaining items in the Company's 1998 capital budget reflect expenditures for ongoing, routine investment in new meters, services, distribution mains and hydrants.

      For the first nine months of 1998, we have invested $2.65 million in capital projects. That amount does not include the purchase of $7.5 million of water utility assets by Pennichuck East in April 1998. For the rest of 1998, we expect that the cash flow from our normal operating activities, together with available short-term borrowings from our bank, will be sufficient to fund the remaining planned capital expenditures.

      The Condensed Consolidated Balance Sheet at September 30, 1998 also reflects a line item captioned "Minority interest" totaling $314,000. This represents a 40% interest held by a third party in Westwood Park LLC ("Westwood"), a real estate development venture. Southwood owns the remaining 60% majority interest in Westwood, whose financial statements are included in the accompanying consolidated financial statements at September 30, 1998. In May 1998, Westwood sold a tract of land to a third party for approximately $1.3 million. The terms of that sale required Westwood to use the sales proceeds to construct the necessary access road and infrastructure for the purchaser. We have recorded the unexpended cash from this sale in the line item captioned "Restricted Cash" at September 30, 1998.

Year 2000 Issue

      We have performed an exhaustive review of our hardware and software systems in order to determine the level of readiness to meet the next millenium. Because we own some operating assets which pre-date 1900, we have been aware of the potential Year 2000 problem well before the recent publicity and in fact, 8 digit dates have been a requirement for all in-house software developed since 1987. The Year 2000 issue has also been addressed and included in all computer migration and upgrades since 1990.

      As part of our Year 2000 project planning, the Company identified mission-critical applications and implemented a 5 year plan in early 1994 to replace or upgrade both hardware and software. Our central computer platform, consisting primarily of minicomputer servers, is not completely Year 2000 ready. However, those servers that are not year 2000 ready are expected to be retired and replaced with Year 2000 ready servers within the next 12 months.

      Additionally, all of our software applications have been evaluated to identify any Year 2000 problems, their importance to our operations and efficiencies to be gained with newer and updated software. A software development schedule has been created based on this risk assessment with the most critical applications being implemented first. At this time, our NT network, financial accounting, billing, customer service information and meter management, human resources and SCADA management systems are Year 2000 ready. Our remaining software systems for work orders, inventory control, and various maintenance programs are 90% compliant and are expected to be fully ready by the end of 1998.

      We are currently in the process of identifying all external vendors who provide and/or require date dependent information and those customers who are material to our operations to ensure that they will be in compliance with the Year 2000 issue. Once identified, we will contact each vendor and significant customer to determine its Year 2000 status. For any vendors or customers who are determined to be critical to our operations, we will develop a disaster recovery plan containing alternative action plans in the event of vendor non-compliance. We anticipate having all critical resource alternative plans in place by May 1999.

New Accounting Standards

     We adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" for the year ended December 31, 1997. This accounting statement replaces primary earnings per share with basic earnings per share. Basic earnings per share is calculated by dividing earnings available to common shareholders by the weighted average shares outstanding. SFAS No. 128 also requires us to present diluted earnings per share, which is calculated similarly to fully-diluted earnings per share.

      During the second quarter of 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Although adoption of these two Statements is not required until fiscal years beginning after December 15, 1997, we do not believe that our Company will be materially affected by the new reporting standards set forth in those Statements.

      In June 1998, the Financial Accounting Standards Board also issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging
Activities." Although SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, we have not yet evaluated or determined the impact, timing or method of adoption of this accounting statement.

PART II. OTHER INFORMATION
Item 6. EXHIBITS AND REPORTS ON FORM 8-K:

      (a)  No exhibits are filed herewith.

      (b) The following report on Form 8-K was filed during the third quarter of 1998:

            Press release announcing the Company's three for two stock split filed on August 20, 1998

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Pennichuck Corporation
                                       (Registrant)

Date: November 2, 1998                 /s/ Maurice L. Arel
                                       Maurice L. Arel, President and
                                       Principal Executive Officer

Date: November 2, 1998                 /s/ Charles J. Staab
                                       Charles J. Staab, Vice President,
                                       Treasurer and Principal Financial
                                       Officer