Form 10KSB
period 1998-12-31
PENNICHUCK CORP
filed 1999-03-26
CIK 788885

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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
                              (Title of class)

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   Yes   X   No
               -----    -----

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      State issuer's revenues for its most recent fiscal year.
$17,394,794

      The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sales price on March 1, 1999 of the Registrant's Common Stock as reported on the Nasdaq National Market System was $33,293,329. For purposes of this calculation, the "affiliates" of the registrant include its directors and executive officers.

      State the number of shares outstanding of each of the issuer's classes of common stock as of March 1, 1999:

                Common Stock, $1 Par Value - 1,722,009 shares

                     DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Annual Report to Shareholders for the year ended December 31, 1998 are incorporated by reference into Part II of Form 10-KSB.

      Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 1999 are incorporated by reference into
Part III of Form 10-KSB.


                              TABLE OF CONTENTS

PART  I:                                                               Page

Item 1.     DESCRIPTION OF BUSINESS................................     2

Item  2.    DESCRIPTION OF PROPERTIES..............................     4

Item  3.    LEGAL PROCEEDINGS .....................................     6

Item  4.    SUBMISSION OF MATTERS TO A VOTE
             OF SECURITY HOLDERS...................................     6

PART II:

Item  5.    MARKET FOR COMMON EQUITY AND
             RELATED STOCKHOLDER MATTERS...........................     6

Item  6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........     7

Item  7.    FINANCIAL STATEMENTS...................................     7

Item  8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE................     7

PART III:

Item  9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
             CONTROL PERSONS; COMPLIANCE WITH  SECTION 16(a)
             OF THE EXCHANGE ACT...................................     8

Item  10.   EXECUTIVE COMPENSATION.................................     8

Item  11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT.................................     8

Item  12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........     8

Item  13.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES
             AND REPORTS ON FORM 8-K...............................     9


PART I:

Item 1. DESCRIPTION OF BUSINESS

Overview

      We are a holding company based in Nashua, New Hampshire. Our principal operating subsidiaries are engaged primarily in the collection, storage, treatment, distribution and sale of potable water throughout southern and central New Hampshire. These subsidiary corporations - Pennichuck Water Works, Inc. ("Pennichuck"), Pennichuck East Utility, Inc. ("Pennichuck East") and Pittsfield Aqueduct Company, Inc. ("Pittsfield"), are each engaged in business as a regulated public utility, subject to the jurisdiction of the New Hampshire Public Utilities Commission (the" NHPUC"). We collectively serve approximately 24,300 residential and 2,000 commercial and industrial customers. We were formed in 1983 following the reorganization of Pennichuck Water Works, which was first established in 1852, into a dedicated water utility. At the same time several tracts of land, formerly held for watershed protection purposes, were transferred to The Southwood Corporation ("Southwood"). Southwood is involved in the development of commercial and residential real estate. We also conduct non-regulated, water-related management services and contract operations through another subsidiary, Pennichuck Water Service Corporation (the "Service Corporation").

Our Water Business

      Pennichuck is franchised by the NHPUC to gather and distribute water in the City of Nashua, New Hampshire and in portions of the towns of Amherst, Bedford, Derry, Epping, Hollis, Merrimack, Milford and Plaistow, New Hampshire. Pennichuck has transmission mains which directly interconnect its core system in Nashua with the surrounding towns of Amherst, Hudson, Merrimack and Milford. Our core system, which services over 20,000 customers, accounts for 97% of Pennichuck's revenues and 96% of its combined plant in service. Its franchises in the remaining towns consist of stand-alone satellite water systems serving 1,065 customers. Pennichuck has no competition in its core franchise area. Currently, approximately 25% of its water revenues are derived from commercial and industrial customers and approximately 54% from residential customers, with the balance being derived from fire protection and other billings to municipalities, principally the City of Nashua.

      Pennichuck East was organized in 1998 to acquire certain water utility assets from the Town of Hudson, New Hampshire ("Hudson"), following its acquisition of those assets from an investor-owned water utility which previously served Hudson and surrounding communities. Pennichuck East is franchised to gather and distribute water in the New Hampshire towns of Litchfield, Pelham, Windham, Londonderry, Derry, Raymond and Hooksett, which are areas adjacent to the service franchise served by Pennichuck.
The water utility assets owned by Pennichuck East consist principally of water transmission and distribution mains, hydrants, wells, pump stations and pumping equipment, water services and meters, easements and certain tracts of land. Pennichuck East serves approximately 3,600 customers and annual revenues are estimated to be $2.3 million.

      Pittsfield serves approximately 650 customers in and around
Pittsfield, New Hampshire with annual revenues of approximately $443,000.

Regulation

      Our water utilities are regulated by the NHPUC with respect to their water rates, securities issues and service. New Hampshire law provides that utilities are entitled to charge rates which permit them to earn a reasonable return on the cost of the property employed in serving its customers, less accrued depreciation and contributed capital ("Rate Base"). The cost of capital permanently employed by a utility in its utility business marks the minimum rate of return which a utility is lawfully entitled to earn on its Rate Base. Pennichuck's currently approved water rates are based on a March 1998 NHPUC order resulting from its latest approved rate case. Pennichuck is authorized an overall rate of return of 8.34% on an approved rate base of approximately $34.61 million. Pennichuck East is authorized an overall rate of return of 8.37% on an approved rate base of approximately $7.5 million. Pittsfield is authorized an overall rate of return of approximately ten percent on an approved rate base of approximately $1.6 million.

      Our utilities are subject to the water quality regulations issued by the United States Environmental Protection Agency ("EPA"). The EPA is required to periodically set new maximum contaminant levels for certain chemicals as required by the federal Safe Drinking Water Act ("SDWA"). The quality of our treated water currently meets or exceeds all standards set by the EPA and we do not anticipate that any significant capital expenditures for regulatory compliance will be required in the next three years given the present water quality standards set by the SDWA. The reauthorization of the SDWA by Congress in 1996 may lead to stricter monitoring standards which may require additional operating costs for the Company. It is expected that any additional monitoring and testing costs arising from EPA mandates should eventually be recouped through water rates.

Other Operations

      The Company formed the Service Corporation to conduct its non-regulated, water-related activities. Its activities include providing contract operations and maintenance, water testing and billing services to municipalities. In 1998, the Service Corporation entered into a long-term agreement with the Town of Hudson to provide operations and maintenance contract services to the Town with respect to the water utility assets it acquired from an investor-owned water utility.

      Southwood, the Company's real estate subsidiary, was organized for the purpose of owning, developing, selling and managing approximately 1,340 acres of undeveloped land in Nashua and Merrimack, New Hampshire formerly owned by Pennichuck Water for watershed protection purposes.

      Since 1988, Southwood has been involved in the planning and development of two major office parks, Southwood Business Park and Southwood Corporate Park, located in Nashua, New Hampshire. At the end of 1996, Southwood sold its last remaining lot in the Southwood Business Park to the State of New Hampshire. Southwood still owns approximately 47 acres of land in the Southwood Corporate Park which is zoned for commercial use. In July 1995, Southwood entered into an option agreement with a regional real estate developer ("the Developer") for the remaining acreage in Southwood Corporate Park. Under that agreement, the Developer pays to Southwood an option fee each year equal to the annual carrying costs associated with that land. The option agreement is for a minimum term of five years. In September 1997, Southwood and the Developer formed Westwood Park LLC ("Westwood"), to develop a 404 acre tract of land in northwest Nashua presently zoned for park-industrial use. Southwood conveyed the land to Westwood in exchange for a 60% interest in Westwood.

      In April 1996, Southwood entered into a joint venture known as Bowers Pond LLC ("Bowers") for the development of a 46 unit residential development. Under the terms of the joint venture agreement, Southwood conveyed the related land parcel to Bowers in exchange for a non-interest bearing note secured by a second mortgage on the real estate conveyed. Southwood holds a 50% interest in this joint venture. As of December 31, 1998, 43 homes had been constructed and sold; the remaining 3 lots are subject to purchase contracts and are scheduled to close in the first quarter of 1999. Southwood has also recently formed a joint venture to develop and build another residential development, Heron Cove, an 87-unit, single-family community located in Merrimack, New Hampshire. The construction and sale of these units are not expected to begin until the first quarter of 1999.

Financial Information About Industry Segments

      The business segment data of our Company and its subsidiaries for the latest three years is presented in "Note J - Business Segment Information" in the Notes to the Consolidated Financial Statements included in Item 7 of this Form 10-KSB Report.

Employees

      We employ 66 permanent employees and officers. Of these, there are 34 management and clerical employees who are non-union. The remaining employees are members of the United Steelworkers Union. Our current union contract, which was re-negotiated and completed in February 1997, has been extended through February 2002. In the opinion of management, employee relations are satisfactory.


Item 2. DESCRIPTION OF PROPERTIES

Office Buildings

      The Company owns a three story, 11,616 square foot building located in downtown Nashua, New Hampshire which it and its subsidiaries occupy. We also own a separate building in Nashua which serves as an operations center and storage facility for our construction and maintenance activities. Except as noted in "Note H- Acquisition" on page 43 of the Consolidated Financial Statements of Pennichuck Corporation, there are no mortgages or encumbrances on our properties.

Water Supply Facilities

      Pennichuck's principal properties are located in Nashua, New Hampshire, with the exception of several source-of-supply land tracts which are located in the neighboring towns of Amherst, Merrimack and Hollis, New Hampshire. In addition, Pennichuck owns four impounding dams which are situated on the Nashua and Merrimack border.

      The location and general character of Pennichuck's principal plant and other materially important physical properties are as follows:

      1. Holt Pond, Bowers Pond, Harris Pond and Supply Pond and related impounding dams comprise the chief source of water supply in Nashua and Merrimack, New Hampshire.

      2. An Infilco Degremont treatment plant using physical chemical removal of suspended solids and sand filtration with a rated capacity of 35 million gallons per day, located in Nashua, New Hampshire.

      3. A water intake plant and pumping facility located on the Merrimack River in Merrimack. This 20 million gallon per day supplemental water supply source provides an additional source of water during dry summer periods and will provide a long-term supply for Pennichuck's service area.

      4. Approximately 672 acres of land located in Nashua and Merrimack which are owned and held for watershed and reservoir purposes.

      5.  Ten water storage reservoirs having a total storage capacity of
23.1 million gallons, six of which are located in Nashua, two in Amherst, one in Bedford and one in Hollis, New Hampshire.

      The source of supply for Pennichuck East is a well system owned by the Town of Hudson in Litchfield, New Hampshire. Pennichuck East has entered into a long-term water supply agreement to obtain water from this well system.

      Pittsfield owns Berry Pond located in the vicinity of its water treatment facility in Pittsfield, New Hampshire, which serves as its source of supply.

Water Distribution Facilities

      The distribution facilities of our regulated water companies consist of the following:

                                Pennichuck     Pennichuck East     Pittsfield
                                ----------     ---------------     ----------

Transmission & Distribution
 Mains (in miles)                    354              103               13
Services                          21,422            3,766              623
Meters                            21,598            3,766              620
Hydrants                           2,135              335               70

Land Held for Future Development

      Following Pennichuck Water Works' reorganization in 1984 into a holding company structure, approximately 1,088 acres were transferred to Southwood. Since 1984, Southwood has sold or transferred approximately 779 acres of land to third parties or to participating joint ventures. The Company has transferred 499 acres of watershed protection land to Pennichuck since 1984 and currently holds 425 acres of land which have not been transferred to Pennichuck or Southwood due to access limitations which restrict the ability to subdivide and transfer that land. Of that acreage, approximately 242 acres are available for buffer and alternate use.

      Based on vegetation, topographical, wetland and hydrological studies, Southwood has subdivided its remaining 309 acres into buffer (non-developable) and alternate use (developable) designations, resulting in an approximate breakout of 108 and 201 acres, respectively. Of the approximately 201 acres of alternate use land, 102 acres are located primarily in the northwestern section of City of Nashua, New Hampshire and 99 acres are located in the western and southerly portions of the Town of Merrimack, New Hampshire. The following table summarizes of the current approved zoning for Southwood's alternate use land:

                                Nashua, NH     Merrimack, NH     Total
                                ----------     -------------     -----

Residential                         55              --             55
Industrial                          47              99            146
                                   ---              --            ---
Total Alternate Use Acreage        102              99            201
                                   ===              ==            ===

      Presently, 47 acres of Southwood's alternative-use land in the City of Nashua are available for immediate development. The remainder of Southwood's landholdings in both Nashua and Merrimack are classified under "Current Use" status, which means that we pay property taxes based on the property's actual use and not its highest or best use.

Item 3. LEGAL PROCEEDINGS

      The Company and its subsidiaries are not involved in any material litigation or other proceedings which, in management's opinion, would have an adverse effect on the business, the consolidated financial condition or the operating results of the Company and its subsidiaries.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of the fiscal year covered by this Report, we had no matters which were submitted to a vote of security holders.

PART II:

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      "Market & Dividend Information" on page 46 of the 1998 Pennichuck Corporation Annual Report to Shareholders is incorporated herein by reference. At the record date of March 11, 1999, there were 785 holders of record of shares of the Company's common stock. The Company's common stock presently trades on the Nasdaq National Market System under the symbol "PNNW."

      Certain bond and note agreements involving Pennichuck require, among other things, restrictions on the payment or declaration of dividends by Pennichuck to the Company. Under Pennichuck's most restrictive covenant, approximately $4,382,000 of Pennichuck's retained earnings was unrestricted for payment or declaration of common dividends to the Company at December 31, 1998.

      As discussed in "Note F - Stock Based Compensation Plans" in the Notes to the Consolidated Financial Statements included in Item 7 of this Form 10-KSB Report, the Company maintains a stock option plan for the benefit of its officers and key employees. Under the plan, incentive stock options may be granted to acquire shares of the Company's common stock, $1.00 par value, at an exercise price equal to the closing sale price of the Company's common stock on the date of grant. During the 1996 fiscal year, 510 shares of common stock were sold pursuant to the exercise of options; during the 1997 fiscal year, 1,575 shares of common stock were sold pursuant to the exercise of options; and, during the 1998 fiscal year, 6,378 shares of common stock were sold pursuant to the exercise of options under the plan. The offer and sale of shares of common stock under the plan is exempt from the registration requirements of the Securities Act of 1933, as amended ("Act"), pursuant to Section 3(a)(11) thereof, as (i) the Company is incorporated under the laws of and does business within the State of New Hampshire, and (ii) all employees receiving and exercising stock option grants are residents of the State of New Hampshire. The shares acquired pursuant to such exercise are restricted from transfer for one year following the date of acquisition.

      The Company filed a registration statement under the Act on Form S-2 (Commission File No. 333-65527) with respect to 483,000 shares of its common stock; the offering was declared effective on November 17, 1998.
The shares were sold in a firm commitment underwriting through Edward D. Jones & Co., L.P., as representative of the several underwriters of the offering. The aggregate price of the offering amount registered was $11,350,500; 483,000 shares were sold at an offering price of $19.50 per share resulting in an aggregate offering price of amount sold of $9,418,500. The Company incurred total offering expenses estimated to be $616,000, consisting of underwriting discounts and commissions of $471,000, listing fees of $39,000, and other expenses (including legal, accounting, and printing/mailing) of $106,000. None of such expenses were paid directly or indirectly to directors or officers of the Company or to any affiliate of the Company or to any person owning ten (10) percent or more of any class of equity security of the Company. The net offering proceeds to the Company from the offering were approximately $8.8 million; of this amount, $4.5 million was used to repay outstanding interim bank debt and the remainder has been invested in short term securities to fund the Company's capital improvement projects and to support operating cash flow needs of the Company. None of such net proceeds were paid directly or indirectly to directors or officers of the Company or to any affiliate of the Company or to any person owning ten (10) percent or more of any class of equity security of the Company.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The "Management's Discussion and Analysis of Financial Condition and Results of Operations" which appears on pages 17 to 26 of the 1998 Pennichuck Corporation Annual Report to Shareholders is incorporated herein by reference.

Item 7. FINANCIAL STATEMENTS

      The Consolidated Financial Statements of Pennichuck Corporation appearing on pages 28 to 32, together with the report thereon of Arthur Andersen LLP dated January 26, 1999 appearing on page 27, and the Quarterly Financial Data appearing on page 45 of the 1998 Pennichuck Corporation Annual Report to Shareholders are incorporated herein by reference.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes in or disagreements with the Company's accountants on any accounting matters or financial disclosures during the two most recent fiscal years.

PART III:

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      "Election of Directors" on pages 3 through 7, and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 8, of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders on April 16, 1999 are incorporated herein by reference.

Item 10. EXECUTIVE COMPENSATION

      "Executive Compensation" on pages 11 and 12 of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders on April 16, 1999 is incorporated herein by reference.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" on pages 2 and 3 of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders on April 16, 1999 is incorporated herein by reference.

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

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      "Certain Relationships and Related Transactions" on page 13 of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders on April 16, 1999 is incorporated herein by reference.

Item 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) List of financial statements and exhibits filed as part of this report:

      (1) The following Consolidated Financial Statements of Pennichuck Corporation and subsidiaries, included in the 1998 Annual Report to Shareholders for the year ended December 31, 1998, are incorporated by reference in Item 7:

                                                                       Page Reference In -
                                                                      Annual
                                                                   Shareholders     Form 10-KSB
                                                                      Report          Report
                                                                   ------------     -----------

      Report of Independent Public Accountants                        27

      Consolidated Balance Sheets at
       December 31, 1998 and 1997                                     28-29

      Consolidated Statements of Income for each of
       the years ended December 31, 1998, 1997
       and 1996                                                       30

      Consolidated Statements of  Stockholders'
       Equity for each of the years ended December 31,
       1998, 1997, and 1996                                           31

      Consolidated Statements of Cash Flows for each
       of the years ended December 31, 1998, 1997 and
       1996                                                           32

      Notes to Consolidated Financial Statements                      33-45

      (2) The Financial Statement Schedules for each of the years 1998, 1997 and 1996:

            Report of Independent Public Accountants
             on Schedules for the years ended
             December 31, 1998, 1997 and 1996                                          13

             I - Condensed Financial Information of Registrant                         14-16

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3)   Exhibit Index:
      --------------

Exhibit
Number      Description of Exhibit
-------     ----------------------

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

   3.3      Amended and Restated Bylaws of Pennichuck
            Corporation (Filed as Exhibit 3.3 to
            the Company's 1995 second quarter
            Form 10-QSB Report and incorporated
            herein by reference)

  10.1      1985 Stock Option Plan (Filed as Exhibit 10.1
            to the Company's registration statement on Form 10 filed in April 1990 and incorporated herein by reference)

  10.2      Deferred Compensation Program for Directors of
            Pennichuck Corporation (Filed as Exhibit 10.2 to the
            Company's 1997 Form 10-KSB Report and incorporated herein by reference)

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

  10.7      Amendment Agreement dated May 4, 1995 to Amended and
            Restated Revolving Line of Credit Loan Agreement dated
            March 23, 1994 between Pennichuck Corporation and Fleet
            Bank-NH (Filed as Exhibit 10.8 to the Company's 1995 second quarter Form 10-QSB Report and incorporated herein by reference)

  10.8 1995 Incentive Stock Option Plan (Filed as Exhibit 10.9 to the Company's 1995 second quarter Form 10-QSB Report and incorporated herein by reference)

  10.9 Amendment Agreement dated July 31, 1996 to Amended and Restated Revolving Line of Credit Loan Agreement dated
            March 23, 1994 between Pennichuck Corporation and
            Fleet Bank-NH (Filed as Exhibit 10.10 to the
            Company's 1996 third quarter Form 10-QSB Report and incorporated herein by reference)

 10.10 Amendment Agreement dated March 18, 1998 to Amended and Restated Revolving Line of Credit Loan Agreement dated
            March 23, 1994 between Pennichuck Corporation and Fleet
            Bank-NH (Filed as Exhibit 10.10 to the Company's 1998 first quarter Form 10-QSB report and incorporated herein by reference)

 10.11      Loan Agreement dated April 8, 1998 between Pennichuck
            Corporation, Pennichuck East Utility, Inc. and Fleet Bank-
            NH (Filed as Exhibit 10.11 to the Company's 1998 second quarter Form 10-QSB report and incorporated herein by reference)

 10.12      Amendment Agreement dated April 24, 1998 to Loan
            Agreement dated April 8, 1998 between Pennichuck
            Corporation, Pennichuck East Utility, Inc., The Southwood
            Corporation, Pennichuck Water Service Corporation and
            Fleet Bank-NH (Filed as Exhibit 10.12 to the Company's
            1998 second quarter Form 10-QSB report and incorporated herein by reference)

 10.13      Employment Agreement by and between Pennichuck Corporation and
            Maurice L. Arel (Included in this Form 10-KSB Report)


 13         1998 Annual Report to Shareholders
            (Furnished only for the information of the Securities and Exchange Commission and is not deemed to be filed except for those portions which are expressly incorporated herein by reference)

 21         Subsidiaries of Pennichuck Corporation
            (Filed as Exhibit 21 to the Company's 1997 Form 10-KSB and incorporated herein by reference)

 23         Consent of Arthur Andersen LLP
            (Included in this Form 10-KSB Report)

 99 Dividend Reinvestment and Common Stock Purchase Plan, as amended (Filed as Exhibit 4.1 to Post-Effective Amendment No. 1
            to Registration Statement on Form S-3 filed on March 24, 1997 and incorporated herein by reference)


(b)   There were no reports on Form 8-K filed in the fourth quarter of 1998.

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Pennichuck Corporation

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Pennichuck Corporation's Annual Report to shareholders incorporated by reference in this Form 10-KSB, and have issued our report thereon dated January 26, 1999. Our audits were made for the purpose of forming an opinion on those basic financial statements taken as a whole. The schedule listed in the attached index of this Form 10-KSB is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP

Boston, Massachusetts
January 26, 1999


SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           Pennichuck Corporation
                          Condensed Balance Sheets

                                                           December 31
                                                      1998            1997
                                                      ----            ----

ASSETS

Current Assets:                                    $ 3,587,240     $   366,560
  Accounts Receivable                                                    4,695
  Refundable Income Taxes                              146,057          13,011
  Prepaid Expenses                                       9,915          45,480
                                                   ---------------------------
      Total Current Assets                           3,743,212         429,746

Property and Equipment                               1,233,493       1,163,424
Less Allowances for Depreciation                       524,614         503,346
                                                   ---------------------------
                                                       708,879         660,078

Other Assets                                           252,958         212,413
Investment in Wholly-Owned Subsidiaries             21,940,924      16,260,847
Advances to Wholly-Owned Subsidiaries                   53,750         342,723
                                                   ---------------------------
                                                   $26,699,723     $17,905,807
                                                   ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable and Other Current Liabilities     $   141,921     $    78,412

Long Term Debt                                       1,500,000       3,680,000

Other Long Term Liabilities                            307,558         314,117

Stockholders' Equity                                24,750,244      13,833,278
                                                   ---------------------------
                                                   $26,699,723     $17,905,807
                                                   ===========================


                           Pennichuck Corporation
                       Condensed Statements of Income

                                                   Year Ended December 31
                                             1998           1997           1996
                                             ----           ----           ----

Operating Revenues                        $   76,309     $   60,698     $  148,297
Operating Expenses                           (29,079)       (46,026)        53,014
                                          ----------------------------------------
      Operating Income                        47,230        106,724         95,283
Interest Expense                             144,116        189,208        198,021
                                          ----------------------------------------
      Loss Before Income
       Taxes and Equity in Net Income
       of Subsidiaries                       (96,886)       (82,484)      (102,738)
Federal income tax benefit                    32,941         28,045         34,931
                                          ----------------------------------------
      Loss Before Equity
       in Earnings of Subsidiaries           (63,945)       (54,439)       (67,807)
Equity in Earnings of Subsidiaries         2,169,998      1,344,530      1,306,292
                                          ----------------------------------------
      NET INCOME                          $2,106,053     $1,290,091     $1,238,485
                                          ========================================

                     Condensed Statements of Cash Flows

                                                    Year Ended December 31
                                             1998             1997           1996
                                             ----             ----           ----

OPERATING ACTIVITIES                      $   (41,727)     $ (50,760)     $   188,521
                                          -------------------------------------------

INVESTING ACTIVITIES:
Equity Transfer to Subsidiary              (2,825,736)      (162,185)        (465,665)
Purchase of Equipment and
 Other Assets                                (147,401)           ---         (223,649)
                                          -------------------------------------------
                                           (2,973,137)      (162,185)        (689,314)
                                          -------------------------------------------
FINANCING ACTIVITIES:
Increase(Decrease) in Notes Payable        (6,680,000)       485,000       (1,100,000)
Proceeds from issuance of Equity, net       8,802,337            ---              ---
Proceeds from long-term borrowings          4,500,000            ---              ---
Advances (to) from Subsidiaries               288,973        536,920        2,519,333
Repayment on Mortgage                             ---            ---         (653,057)
Payment of Dividends                         (970,196)      (807,425)        (765,367)
Proceeds from dividend reinvestment
 and other, net                               281,631        141,462          526,188
                                          -------------------------------------------
                                                             355,957          527,097
INCREASE IN CASH                            3,220,680        143,012           26,304
Cash at Beginning of Year                     366,560        223,548          197,244
                                          -------------------------------------------
CASH AT END OF YEAR                       $ 3,587,240      $ 366,560      $   223,548
                                          ===========================================

                           Pennichuck Corporation
                   Notes to Condensed Financial Statements

NOTE A -- ACCOUNTING POLICIES

Basis of Presentation. In the parent-company-only financial statements, the Company's investment in its subsidiaries is stated at cost plus equity in undistributed earnings of its subsidiaries. Parent-company-only financial statements should be read in conjunction with the Company's Annual Report to Shareholders for the year ended December 31, 1998.

NOTE B -- LONG-TERM DEBT

Long-term debt consisted of the following:

                                                    December 31
                                                1998         1997
                                                ----         ----

Unsecured notes payable and line of credit
 revolving loan facility with Fleet Bank-NH
 at rates ranging from 7.44% to 8.50% due
 June 30, 2000                                  $ ---     $3,680,000
                                                =====     ==========

NOTE C -- COMMON DIVIDENDS FROM SUBSIDIARIES

Common stock cash dividends paid to Pennichuck Corporation by its subsidiaries were as follows:

                                              1998         1997         1996
                                              ----         ----         ----

      Pennichuck Water Works, Inc.          $945,181     $794,625     $755,767

      Pittsfield Aqueduct Company, Inc.       12,800       12,800        9,600

      Pennichuck East Utility, Inc.           12,215         ----          ---
                                            ----------------------------------

            TOTAL                           $970,196     $807,425     $765,367
                                            ==================================


                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Pennichuck Corporation
                           ----------------------
                                (Registrant)

                            Date:  March 26 ,1999
                                   --------------

                          By: /s/ Charles J. Staab
                              --------------------
                                  Charles J. Staab
                                  Vice President, Treasurer and Chief
                                   Financial Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                               Title                             Date
        ---------                               -----                             ----

/s/ Maurice L. Arel           President and Director (Principal
------------------------      Executive Officer)                             March 16, 1999
    Maurice L. Arel

/s/ Stephen J. Densberger     Executive Vice President
-------------------------     and Director                                   March 16, 1999
    Stephen J. Densberger

/s/ Charles J. Staab          Vice President, Treasurer
-------------------------     Chief Financial Officer
    Charles J. Staab          and Director (Principal Financial Officer)     March 16, 1999

/s/ Bonalyn J. Hartley        Vice President and Controller
-------------------------     (Principal Accounting Officer)                 March 17, 1999
    Bonalyn J. Hartley

/s/ Joseph A. Bellavance      Director                                       March 17, 1999
-------------------------
    Joseph A. Bellavance

/s/ Charles E. Clough         Director                                       March 16, 1999
-------------------------
    Charles E. Clough

/s/ Robert P. Keller          Director                                       March 20, 1999
-------------------------
    Robert P. Keller

/s/ John R. Kreick            Director                                       March 17, 1999
-------------------------
    John R. Kreick

/s/ Hannah M. McCarthy        Director                                       March 20, 1999
-------------------------
    Hannah M. McCarthy

/s/ Martha E. O'Neill         Director                                       March 21, 1999
-------------------------
    Martha E. O'Neill