Form 10QSB
period 1999-03-31
PENNICHUCK CORP
filed 1999-05-10
CIK 788885

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

(Mark one)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1999

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

      For the transition period from       to      .
                                     -----    -----


                       Commission file number 0-18552
                                              -------

                           Pennichuck Corporation
  -------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

            New Hampshire                            02-0177370
  -------------------------------------------------------------------------
    (State or other jurisdiction                  (I.R.S. Employer
  of incorporation or organization)              Identification No.)

           Four Water Street, Nashua, New Hampshire         03061
  -------------------------------------------------------------------------
          (Address of principal executive offices)       (Zip Code)

                               (603) 882-5191
  -------------------------------------------------------------------------
                         (Issuer's telephone number)

                               Not applicable
  -------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

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

Common Stock, $1 Par Value-1,722,767 shares as of May 1, 1999


                                    INDEX

                   PENNICHUCK CORPORATION AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION                                     PAGE NUMBER
-------------------------------                                     -----------

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets--
          March 31, 1999 and December 31, 1998                     3

          Condensed Consolidated Statements of Income--
          Three months ended March 31, 1999 and 1998               4

          Condensed Consolidated Statements of Cash Flows--
          Three months ended March 31, 1999 and 1998               5

          Notes to Condensed Consolidated Financial Statements--
          March 31, 1999                                           6


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations            7-11


PART II.  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings                                        Not Applicable
Item 2.   Changes in Securities                                    Not Applicable
Item 3.   Defaults upon Senior Securities                          Not Applicable
Item 4.   Submission of Matters to a Vote
          of Security Holders                                      Not Applicable
Item 5.   Other Information                                        Not Applicable
Item 6.   Exhibits and Reports on Form 8-K                         11


SIGNATURES                                                         12
----------


PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                              March 31                    December 31
                                                1999      (In thousands)     1998
                                             ----------------------------------------
                                             (Unaudited)

ASSETS
Property, Plant and Equipment
  Land                                         $   999                      $   999
  Buildings                                     22,351                       22,248
  Equipment                                     53,958                       53,104
  Construction work in progress                    182                          296
                                               ------------------------------------
                                                77,490                       76,647
  Less accumulated depreciation                 18,707                       18,258
                                               ------------------------------------
                                                58,783                       58,389

Current Assets
  Cash                                           4,329                        3,602
  Accounts receivable, net                       2,287                        2,331
  Inventory                                        317                          320
  Other current assets                             163                          522
                                               ------------------------------------
                                                 7,096                        6,775

Other Assets
  Land development costs                         2,982                        3,029
  Deferred charges, net                          2,174                        2,170
  Investment in real estate partnerships           453                          475
                                               ------------------------------------
TOTAL ASSETS                                   $71,488                      $70,838
                                               ====================================

STOCKHOLDERS' EQUITY AND LIABILITIES
  Common stock-par value $1 per share          $ 1,726                      $ 1,714
  Paid in capital                               13,946                       13,821
  Retained earnings                              9,413                        9,335
  Treasury stock, at cost                          (63)                         (59)
                                               ------------------------------------
                                                25,022                       24,811
Minority Interest                                  299                          314
Long Term Debt, less current portion            28,019                       28,002

Current Liabilities
  Current portion of long term debt                183                          183
  Accounts payable                                 504                          568
  Accrued interest payable                         471                          350
  Other accrued expenses                         1,203                        1,180
                                               ------------------------------------
                                                 2,361                        2,281

Other Liabilities
  Contributions in aid of construction           9,863                        9,509
  Other liabilities and deferred credits         5,924                        5,921
                                               ------------------------------------
TOTAL STOCKHOLDERS' EQUITY & LIABILITIES       $71,488                      $70,838
                                               ====================================


See notes to condensed consolidated financial statements.


PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                Three Months Ended
                                                                     March 31
                                                              1999             1998
                                                            --------------------------
                                                     (In thousands, except per share amounts)

Revenues
  Water utility operations                                     $3,563           $2,816
  Real estate and other operations                                329              100
                                                               -----------------------
                                                                3,892            2,916
Operating expenses
  Water utility operations                                      2,552            2,042
  Real estate and other operations                                163               25
                                                               -----------------------
                                                                2,715            2,067

Operating income                                                1,177              849

  Other income                                                     44               16
  Interest expense                                               (503)            (490)
                                                               -----------------------

Income before income taxes                                        718              375

  Provision for income taxes                                      277              139
                                                               -----------------------

Net income before minority interest                               441              236

Minority interest in (loss) of Westwood Park LLC                  (15)              --
                                                               -----------------------

Net Income                                                     $  456           $  236
                                                               =======================

Net earnings per common share:
  Basic                                                        $  .26           $  .19
  Diluted                                                      $  .26           $  .19

Weighted average common shares:
  Basic                                                     1,735,307        1,226,146
  Diluted                                                   1,750,916        1,232,012

Dividends paid per common share                                $  .22           $  .19
                                                               =======================


See notes to condensed consolidated financial statements


PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                               Three Months Ended
                                                    March 31
                                                 1999      1998
                                               ------------------
                                                 (In thousands)

CASH PROVIDED (USED) BY:
Operating Activities
  Net income                                    $  456     $ 236
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization                  498       369
    Deferred income taxes                           23        22
    Change in working capital                      464       179
                                                ----------------
                                                 1,441       806

Investing Activities:
  Purchase of property, plant and
   equipment and other assets                     (913)     (611)
  Increase in contributions in aid of
   construction                                    385        32
  Increase in other                                 42       231
                                                ----------------
                                                  (486)     (348)
Financing Activities:
  Payments on long-term debt                       (17)     (818)
  Proceeds from issuance of long-term debt          34        --
  Payment of common dividends                     (378)     (241)
  Increase in notes payable to bank                 --       345
  Proceeds from dividend reinvestment plan
   and other                                       133        76
                                                ----------------
                                                  (228)     (638)

INCREASE (DECREASE) IN CASH                        727      (180)

CASH AT BEGINNING OF PERIOD                      3,602       448
                                                ----------------

CASH AT END OF PERIOD                           $4,329     $ 268
                                                ================


Supplemental Cash Flow Information. Interest paid was $370,175 and $383,755 for the three months ended March 31, 1999 and 1998, respectively. No income taxes were paid in either of the three month periods ended March 31, 1999 and 1998.

See notes to condensed consolidated financial statements.


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 1999


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


NOTE B -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The Balance Sheet amounts shown under the December 31, 1998 column have been derived from the audited financial statements of the Company as contained in its Annual Report on Form 10-KSB filed with the Securities and Exchange Commission and its Annual Report to Shareholders.


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

During the first quarter of 1999, our cash needs for operations, capital projects and dividends were funded primarily by the operating cash flow from our subsidiaries. We were able to generate approximately $1.44 million in consolidated operating cash flow for the three months ended March 31, 1999, consisting of net income and non-cash charges of $977,000 and working capital of $464,000. Typically, our cash needs are at their lowest point of the year during the first quarter since construction activity for our water utilities and the related capital expenditures do not normally begin until the second quarter. For the quarter ended March 31, 1999, our Company's cash and cash equivalents on hand increased by $727,000 to $4.33 million, which is currently held in short-term money market investments. These funds represent the unexpended proceeds from a $9.4 million public equity offering which we completed in late November 1998. We expect to use this cash to fund any future acquisitions and to fund any cash flow deficiencies in 1999 and 2000 which may result from our continued investment in capital projects.

We also maintain a revolving credit agreement (the "agreement") with Fleet Bank-NH ("Fleet"). The agreement allows us to borrow up to $4.5 million at interest rates tied to Fleet's cost of funds or LIBOR, whichever is lower. At March 31, 1999, there were no borrowings outstanding under this agreement.

The Company's consolidated capital budget for 1999 consists of approximately $4.4 million for various projects of our three operating utilities. Of that amount, we expect to spend

      (i)    $1.18 million for replacement of our aging infrastructure,
      (ii)   $1.9 million for new distribution lines and storage,
      (iii)  $760,000 for water treatment and supply, and
      (iv) the remainder on technology-related upgrades to our operating and administrative systems.

So far in 1999, we have spent approximately $900,000, of which $385,000 has been in the form of contributions in aid of construction from area developers. We believe that our operating cash flow, together with a portion of available short-term investments, will be sufficient to fund our 1999 capital expenditure program, dividend and principal payments.

Besides the change in our cash accounts from December 31, 1998 to March 31, 1999, the other major change in our financial position was a decrease of $359,000 in "Other Current Assets" resulting from prepaid property taxes which were amortized and charged against our earnings during the first quarter of 1999.

At March 31, 1999, consolidated retained earnings increased slightly to $9,413,000, or by $78,000 from the beginning of the year. This increase is due to consolidated net income of $456,000 earned during the first quarter less a payout of $378,000 in common dividends.


Results of Operations -- Three Months Ended March 31, 1999 Compared to Three
                         Months Ended March 31, 1998

For the three months ended March 31, 1999, our consolidated net income was $456,000 compared to $236,000 for the same period in 1998. Basic and diluted earnings per common share were $.26 for the first quarter of 1999 and $.19 for the first quarter of 1998. All of the 1998 per share amounts have been restated to reflect a three for two stock split which we completed in September 1998; 1999 per share amounts include the impact of the 483,000 common shares issued in November 1998 in our public offering. Our consolidated revenues for the first quarter of 1999 increased 33.5% from $2,916,000 in 1998 to $3,892,000 in 1999. This increase resulted primarily from the water utility operations of the Company's subsidiaries as discussed below.

Our consolidated revenues are generally seasonal due to the overall significance of the water sales of Pennichuck, Pennichuck East and Pittsfield as a percent of consolidated revenues. Water revenues are typically at their lowest point during the first and fourth quarters of the calendar year while water revenues in the second and third quarters tend to be greater as a result of increased water consumption during the late spring and summer months. In addition, our consolidated revenues may be significantly affected by sales of major real estate parcels which may occur from time to time.

Water Utility Operations
------------------------

The Company's water utility operations include the activities of Pennichuck, Pennichuck East and Pittsfield, each of which is regulated by the New Hampshire Public Utilities Commission (the "Commission"). For the three months ended March 31, 1999, approximately 82%, 15% and 3% of the total utility operating revenues of $3,563,000 were generated by Pennichuck, Pennichuck East and Pittsfield, respectively. Total water utility revenues for 1999 represents a 26.5% increase, or $747,000, over the same period in 1998, principally due to:

      (i) a 16.8% permanent rate increase granted to Pennichuck for bills rendered on or after April 1, 1998,
      (ii) the additional revenues of $567,000 from Pennichuck East which began its operations on April 9, 1998, and
      (iii) a modest increase of 1.4% in Pennichuck's billed consumption to its core franchise system customers.

The total operating expenses of our water utility operations were $2,552,000 for the three months ended March 31, 1999, or an increase of $510,000 over the quarter ended March 31, 1998. Our water utilities' operating costs increased because of :

      (i) the additional operating costs associated with Pennichuck East which were $334,000 for the first quarter of 1999,
      (ii) approximately $121,000 of additional depreciation and amortization expense resulting from an increase in Pennichuck's composite depreciation rate from 2.15% to 2.44%, and
      (iii) a $25,000 quarterly increase in fees charged by the City of Nashua for the disposal of our treatment plant residual by-products.

For the three months ended March 31, 1999, the combined operating income of our three water utilities was $1.01 million, an increase of $237,000 from the same quarter in 1998. Of that increase, $178,000 relates to the addition of Pennichuck East in April 1998. Thus far in 1999, approximately 80%, 18% and 2% of the combined utilities' operating income have been provided by Pennichuck, Pennichuck East and Pittsfield, respectively.

Real Estate and Other Operations

--------------------------------

For the three months ended March 31, 1999, revenues from our real estate activities and revenues from our other activities were $185,000 and $144,000, respectively.

Nearly one half, or $87,000, of our real estate revenues for the first quarter of 1999 were provided by the sale of homes through our two residential joint ventures in which Southwood is a 50% owner. Those two joint ventures, Bowers Pond LLC and Heron Cove LLP, were formed for the construction and sale of 46 and 87 homes, respectively. Under the terms of the partnership agreements, Southwood conveyed the related land parcels to the partnerships in exchange for non-interest bearing notes from the partnerships secured by a second mortgage on the real estate conveyed. As of March 31, 1999, only one lot remained to be sold in our Bowers Pond joint venture. Our Heron
Cove residential joint venture began construction of homes in the fourth quarter of 1998 and as of March 31, 1999, three homes have been sold and sixteen additional homes are under purchase and sale agreements pending completion of construction.

We also sold a one-half interest in a land parcel to a local developer which resulted in a $72,000 pretax gain for Southwood in the first quarter of 1999. Subsequently, we conveyed our remaining interest in that land parcel to a limited liability corporation - Heron Cove Office Park I ("HECOP I") in which Southwood is a 50% owner. HECOP I is constructing a 39,000 square foot office building which will be partially occupied by the local developer and the remaining space is expected to be leased to third parties.

Other operating revenues of $144,000 for the quarter ended March 31, 1999 were $120,000 greater than the same quarter in 1998. These revenues consist chiefly of fees charged by our Service Corporation under various operations and billing contracts with local municipalities as well as rental income from several tower leases. The 1999 increase over 1998 resulted primarily from an operations and maintenance contract entered into with the Town of Hudson, New Hampshire in April 1998.

Other Matters - Year 2000 Issue

We have performed an exhaustive review of our hardware and software systems in order to determine the level of readiness to meet the next millennium. Because we own some operating assets which pre-date 1900, we have been aware of the potential Year 2000 problem well before the recent publicity and in fact, 8 digit dates have been a requirement for all in-house software developed since 1987. The Year 2000 issue has also been addressed and included in all computer migration and upgrades since 1990.

As part of our Year 2000 project planning, we identified mission-critical applications and implemented a 5 year plan in early 1994 to replace or upgrade both hardware and software. Our central computer platform, consisting primarily of minicomputer servers, is not completely Year 2000 ready. However, those servers that are not Year 2000 ready are expected to be retired and replaced with Year 2000 ready servers during 1999.

Additionally, all of our software applications have been evaluated to identify any Year 2000 problems, their importance to our operations and efficiencies to be gained with newer and updated software. A software development schedule has been created based on this risk assessment with the most critical applications being implemented first. At this time, our NT network, financial accounting, billing, customer service information and meter management, human resources and SCADA management systems are Year 2000 ready. Our remaining software systems for work orders, inventory control, and various maintenance programs are 90% compliant and are expected to be fully ready by the end of 1999.

We have identified and contacted all external vendors who provide and/or require date dependent information and those customers who are material to our operations to ensure that they will be in compliance with the Year 2000 issue. For any vendors or customers who are determined to be critical to our operations, we are developing a disaster recovery plan containing alternative actions plans in the event of vendor non-compliance. We anticipate having all critical resource alternative plans in place during the third quarter of 1999.


PART II. OTHER INFORMATION
Item 6. EXHIBITS AND REPORTS ON FORM 8-K:

      (a) The following exhibit is filed herewith:

      Exhibit Number    Exhibit Description
      --------------    -------------------

      Exhibit 10.14     Form of Change of Control Agreement by and between
                        Pennichuck Corporation and executive officers
                        (Stephen J. Densberger, Charles J. Staab, Bonalyn
                        J. Hartley and Donald L. Ware) each  dated January
                        8, 1999


      (b) There were no reports on Form 8-K filed during the first quarter of 1999.


                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Pennichuck Corporation
                                       ----------------------
                                       (Registrant)


Date: May 13, 1999                     /s/ Maurice L. Arel
      ------------                     -------------------
                                       Maurice L. Arel, President and
                                       Principal Executive Officer


Date: May 13, 1999                     /s/ Charles J. Staab
      ------------                     --------------------
                                       Charles J. Staab, Vice President,
                                       Treasurer and Principal Financial
                                       Officer