Form 10QSB
period 1999-06-30
PENNICHUCK CORP
filed 1999-08-11
CIK 788885

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

(Mark one)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----  EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1999

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

      For the transition period from ________ to ________.


                       Commission file number 0-18552
                                              -------

                           Pennichuck Corporation
----------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

          New Hampshire                              02-0177370
----------------------------------------------------------------------------
   (State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization)                Identification No.)

         Four Water Street, Nashua, New Hampshire          03061
----------------------------------------------------------------------------
         (Address of principal executive offices)       (Zip Code)

                               (603) 882-5191
----------------------------------------------------------------------------
                          (Issuer's telephone number)

                               Not applicable
----------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $1 Par Value-1,730,080 shares as of August 2, 1999

Transitional Small Business Disclosure Format (Check One):

Yes  [   ]  No  [ X ]
      ---        ---

                                    INDEX

                   PENNICHUCK CORPORATION AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION                                     PAGE NUMBER
---------------------------------                                     -----------

Item 1.     Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets--
            June 30, 1999 and December 31, 1998                       3

            Condensed Consolidated Statements of Income--
            Three and six months ended June 30, 1999 and 1998         4

            Condensed Consolidated Statements of Cash Flows--
            Six months ended June 30, 1999 and 1998                   5

            Notes to Condensed Consolidated Financial Statements--
            June 30, 1999                                             6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations             7-13


PART II.    OTHER INFORMATION
-----------------------------

Item 1.     Legal Proceedings                                         Not Applicable
Item 2.     Changes in Securities                                     13
Item 3.     Defaults upon Senior Securities                           Not Applicable
Item 4.     Submission of Matters to a Vote
            of Security Holders                                       13-14
Item 5.     Other Information                                         Not Applicable
Item 6.     Exhibits and Reports on Form 8-K                          14


SIGNATURES                                                            14
----------



PART I.     FINANCIAL INFORMATION
Item 1.     FINANCIAL STATEMENTS

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                              June 30                        December 31
                                               1999        (In thousands)       1998
                                            --------------------------------------------
ASSETS                                      (Unaudited)

Property, Plant and Equipment
  Land                                        $   999                          $   999
  Buildings                                    22,318                           22,248
  Equipment                                    55,338                           53,104
  Construction work in progress                   287                              296
                                              ----------------------------------------
                                               78,942                           76,647
  Less accumulated depreciation                18,853                           18,258
                                              ----------------------------------------

                                               60,089                           58,389
Current Assets
  Cash                                          2,864                            3,602
  Accounts receivable, net                      2,951                            2,331
  Inventory                                       341                              320
  Other current assets                            121                              522
                                              ----------------------------------------

                                                6,277                            6,775
Other Assets
  Land development costs                        2,931                            3,029
  Deferred charges, net                         2,183                            2,170
  Investment in real estate partnerships          567                              475
                                              ----------------------------------------
TOTAL ASSETS                                  $72,047                          $70,838
                                              ========================================


STOCKHOLDERS' EQUITY AND LIABILITIES
  Common stock-par value $1 per share         $ 1,733                          $ 1,714
  Paid in capital                              14,042                           13,821
  Retained earnings                             9,794                            9,335
  Treasury stock, at cost                        (100)                             (59)
                                              ----------------------------------------

                                               25,469                           24,811

Minority Interest                                 296                              314
Long Term Debt, less current portion           28,057                           28,002

Current Liabilities
  Current portion of long term debt               183                              183
  Accounts payable                                503                              568
  Accrued interest payable                        367                              350
  Other accrued liabilities                     1,037                            1,180
                                              ----------------------------------------

                                                2,090                            2,281
Other Liabilities
  Contributions in aid of construction         10,197                            9,509
  Other liabilities and deferred credits        5,938                            5,921
                                              ----------------------------------------


TOTAL STOCKHOLDERS' EQUITY & LIABILITIES      $72,047                          $70,838
                                              ========================================


See notes to condensed consolidated financial statements.


PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                 Quarter Ended               Six Months Ended
                                                    June 30                      June 30
                                             ------------------------    ------------------------
                                                1999          1998          1999          1998
                                                ----          ----          ----          ----
                                                   (In thousands, except per share amounts
                                                   and weighted average number of shares)

Revenues
  Water utility operations                   $    4,284    $    3,694    $    7,847    $    6,510
  Real estate operations and other                  426           279           755           379
                                             ----------------------------------------------------
                                                  4,710         3,973         8,602         6,889

Operating expenses
  Water utility operations                        2,832         2,452         5,384         4,494
  Real estate operations and other                  156           110           319           135
                                             ----------------------------------------------------

                                                  2,988         2,562         5,703         4,629

Operating income                                  1,722         1,411         2,899         2,260

  Other income                                       45             9            89            25
  Interest expense                                 (510)         (592)       (1,013)       (1,082)
                                             ----------------------------------------------------


Income before income taxes                        1,257           828         1,975         1,203

  Provision for income taxes                        483           318           760           457
                                             ----------------------------------------------------


Net income before minority interest                 774           510         1,215           746

Minority interest in (loss) Westwood Park            (3)           --           (18)           --
                                             ----------------------------------------------------


Net income                                   $      777    $      510    $    1,233    $      746
                                             ====================================================

Earnings per common share:
  Basic                                      $      .45    $      .42    $      .71    $      .61
  Diluted                                    $      .44    $      .41    $      .70    $      .60

Weighted average common shares:
  Basic                                       1,740,363     1,229,826     1,736,663     1,226,816
  Diluted                                     1,755,105     1,244,489     1,751,405     1,237,812

Dividends paid per common share              $      .23    $      .19    $      .45    $      .38
                                             ====================================================



See notes to condensed consolidated financial statements


PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                              Six Months Ended
                                                  June 30
                                               1999      1998
                                               ---------------
                                                (In thousands)

CASH PROVIDED (USED) BY:

Operating Activities
  Net income                                  $1,233   $   746
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization              1,028       828
    Deferred income taxes                         45        45
    Change in working capital                   (445)     (455)
                                              ----------------
                                               1,861     1,164

Investing Activities:
  Purchase of property, plant and
   equipment and other assets                 (2,783)   (9,536)
  Increase in contributions in aid of
   construction                                  757       208
  (Increase) in other                            (52)   (1,107)
                                                  ------------
                                              (2,078)  (10,435)

Financing Activities:
  Payments on long-term debt                     (17)   (1,159)
  Proceeds from issuance of long-term debt        72    10,462
  Payment of common dividends                   (774)     (469)
  Proceeds from dividend reinvestment plan
   and other                                     198       123
                                              ----------------
                                                (521)    8,957

(DECREASE) IN CASH                              (738)     (314)

CASH AT BEGINNING OF PERIOD                    3,602       448
                                              ----------------

CASH AT END OF PERIOD                         $2,864   $   134
                                              ================


Supplemental Cash Flow Information. Interest paid was $895,000 and $955,000 for the six months ended June 30, 1999 and 1998, respectively. Income taxes paid were $242,000 and $169,00 for the six month periods ended June 30, 1999 and 1998, respectively.

See notes to condensed consolidated financial statements.


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 1999

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

NOTE B -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The Balance Sheet amounts shown under the December 31, 1998 column have been derived from the audited financial statements of the Company as contained in its Annual Report on Form 10-KSB filed with the Securities and Exchange Commission as restated to reflect the acquisition of Pittsfield which is discussed in Note G to such financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended December 31, 1998.

NOTE C - EARNINGS PER SHARE

Diluted earnings per share were computed by dividing actual net income by the adjusted weighted average number of shares of common stock which include the effect of dilutive unexercised stock options.

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

During the first half of 1999, our cash needs for operations, capital projects and dividends were funded primarily by the operating cash flow from our subsidiaries. We were able to generate approximately $1.86 million in consolidated operating cash flow for the six months ended June 30, 1999, consisting of net income and non-cash charges of $2,306,000 less $445,000 of working capital required during that period. Typically, our cash needs peak during the second and third quarters due to capital expenditures related to the construction activity of our water utilities. At June 30, 1999, our Company's cash and cash equivalents on hand decreased by $738,000 to $2.86 million, which is currently held in short-term money market investments. These funds represent the unexpended proceeds from a $9.4 million public equity offering which we completed in late November 1998. We expect to use this cash to fund any future acquisitions and any cash flow deficiencies in 1999 and 2000 which may result from our continued investment in capital projects.

We also maintain a revolving credit agreement (the "agreement") with Fleet Bank-NH ("Fleet"). The agreement, as amended, allows us to borrow up to $2.5 million at interest rates tied to Fleet's cost of funds or LIBOR, whichever is lower. At June 30, 1999, there were no borrowings outstanding under this agreement.

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

So far in 1999, we have spent approximately $2,735,000, of which $757,000 has been in the form of contributions in aid of construction from area developers. We believe that our operating cash flow, together with a portion of available short-term investments, will be sufficient to fund our 1999 capital expenditure program, cash dividends and required principal payments.

Besides the change in our cash accounts from December 31, 1998 to June 30, 1999, other major changes in our financial position were (i) an increase of $620,000 in "Accounts receivable" reflecting increase billed and unbilled revenues as further explained in "Results of Operations" below and (ii) a decrease of $401,000 in "Other current assets" resulting from prepaid property taxes which were amortized and charged against our earnings during the first quarter of 1999.

At June 30, 1999, consolidated retained earnings increased to $9,794,000, or by $459,000 from the beginning of the year. This increase is due to consolidated net income of $1,233,000 earned during the first six months of 1999 less a payout of $774,000 in common dividends.

Results of Operations --  Three Months Ended June 30, 1999 Compared to
                          Three Months Ended June 30, 1998

For the three months ended June 30, 1999, consolidated net income was $777,000, or $.45 per share compared to $510,000, or $.42 per share for the same period in 1998. For 1999, the basic and diluted earnings per share calculations include the additional 483,000 new common shares which were issued by the Company in its November 1998 common equity offering. Consolidated revenues for the second quarter increased from $3,973,000 in 1998 to $4,710,000 in 1999, principally as a result of increased water revenues generated by the Company's regulated utility operations during May and June 1999.

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

Water Utility Operations
------------------------

Utility operating revenues for the three months ended June 30, 1999 increased to $4,284,000, or a 16% increase over the same period in 1998 as shown in the table below broken out by each of our regulated water utilities:


                      1999          1998        Change
                      ----          ----        ------

Pennichuck         $3,448,000    $3,044,000    $404,000
Pennichuck East       728,000       539,000     189,000
Pittsfield            108,000       111,000     ( 3,000)
                   -------------------------------------
Total              $4,284,000    $3,694,000    $590,000
                   ====================================


The increase in water revenues reflects the hotter and drier than normal weather conditions which we experienced in June 1999 compared to June 1998. The average daily temperature within Pennichuck's core franchise area was 84? in June 1999 which was 10? hotter than the same month last year. The unusually high temperatures and the lack of any significant rainfall in June 1999 resulted in a 51% increase in Pennichuck's average daily pumpage -- from 14 million gallons in June 1998 to 21.2 million gallons in June 1999.

During the second quarter of 1999, none of our water companies had any rate proceedings pending before the New Hampshire Public Utilities Commission.

Total utility operating expenses, which include production, distribution system maintenance, administrative, depreciation and taxes other than income taxes, were $2,832,000 for the three months ended June 30, 1999, or an increase of $380,000 over the same period last year. Of that increase, approximately $150,000 relates to the additional production and treatment costs incurred by our water utilities as a result of the increased demands on their systems caused by the hotter and drier weather experienced in June 1999. Pumpage at our principal treatment facility in Nashua increased nearly 21% from the second quarter of 1998 to the second quarter of 1999.

During 1998, our three water utilities invested nearly $3.7 million in new operating assets. As a result of this additional investment, their combined expenses for depreciation and property taxes increased by $76,000 and $64,000, respectively, in the second quarter of 1999 over the same period in 1998.

Real Estate Operations and Other
--------------------------------

Revenues from our real estate activities and other activities (principally contract operations) were $269,000 and $138,000, respectively, for the three months ended June 30, 1999. For the same period last year, real estate and other revenues were $131,000 and $132,000, respectively.

Of our real estate revenues for the second quarter of 1999, $243,000 was provided by the sale of homes through our two residential joint ventures in which Southwood is a 50% owner. Those two joint ventures, Bowers Pond LLC and Heron Cove LLP, were formed for the construction and sale of 46 and 87 homes, respectively. Under the terms of the partnership agreements, Southwood conveyed the related land parcels to the partnerships in exchange for non-interest bearing notes from the partnerships secured by a second mortgage on the real estate conveyed. As of June 30, 1999, all 46 homes in our Bowers Pond joint venture had been sold.

Our Heron Cove residential joint venture began construction of homes in the fourth quarter of 1998 and as of June 30, 1999, thirteen homes had been sold and sixteen additional homes are under purchase and sale agreements pending completion of construction.

Other operating revenues of $138,000 for the quarter ended June 30, 1999 did not change significantly from the same quarter in 1998. These revenues consist chiefly of fees charged by our Service Corporation under various operations and billing contracts with local municipalities as well as rental income from several tower leases.

The operating expenses associated with our real estate and other activities for the second quarter of 1999 were approximately $156,000, or $46,000 greater than in 1998. Real estate expenses during the second quarter of 1999 were $31,000, comprised chiefly of property taxes and allocated cost of sales from Southwood's residential joint venture activities. Expenses relating to our contract operations for the three months ended June 30, 1999 were approximately $125,000, or nearly $60,000 more than last year due to increased intercompany charges from the Company.


Results of Operations --  Six Months Ended June 30, 1999 Compared to Six
                          Months Ended June 30, 1998

For the six month period ended June 30, 1999, consolidated net income was $1,233,000, compared to $746,000 for the same period in 1998. On a per share basis, basic earnings per share increased to $.71 for the six months ended June 30, 1999 from $.61 last year. For 1999, the basic and diluted earnings per share calculations include the additional 483,000 new common shares which were issued by the Company in its November 1998 common equity offering.

The year-to-date consolidated revenues in 1999 were $8,602,000, representing a $1.7 million, or 24.9%, increase over last year. As discussed below, the increase is principally attributable to growth in each of the Company's utility, real estate and contract operations.

Water Utility Operations
------------------------

Utility operating revenues for the first half of 1999 totaled $7,847,000, or a $1,337,000 increase over the same period in 1998. For the six months ended June 30, 1999, approximately 81%, 16% and 3% of the total utility operating revenues were generated by Pennichuck, Pennichuck East and Pittsfield, respectively.

The principal reasons for that revenue growth were:

      * additional billed revenues of $556,000 from Pennichuck East which began its operations in April 1998,
      * additional billed revenues of approximately $450,000 from a 16.8% rate increase granted to Pennichuck which became effective on April 1, 1998 and
      * additional unbilled revenues of $201,000 resulting from a 21% increase in water pumpage within Pennichuck's core system due to the unusually hot and dry month of June 1999.

The utility operating expenses increased by $890,000, or 19.8%, to $5,384,000 for the six months ended June 30, 1999. That increase is primarily comprised of (i) $240,000 of operations and maintenance costs relating to the addition of Pennichuck East during the second quarter of 1998, (ii) $189,000 of additional depreciation expense and $243,000 of additional property taxes recognized by our three utilities for the first half of 1999 as a result of their $3.7 million investment in plant assets during 1998 and (iii) approximately $150,000 of additional production and treatment costs incurred in the first half of 1999 due to the increased pumpage in June 1999 discussed earlier.

Real Estate and Other Operations
--------------------------------

For the six months ended June 30, 1999 and 1998, revenues from real estate and other activities totaled $755,000 and $379,000, respectively. Of those amounts, approximately $417,000 and $207,000 relate to real estate revenues earned by Southwood during the comparative periods. Southwood revenues thus far in 1999 include (i) $354,000 in partnership revenues earned through its Heron Cove and Bowers Pond joint ventures, and (ii) $42,000 of option fee income earned under a development option agreement with a regional developer. For the six months ended June 30, 1998, revenues from those activities were $156,000 and $42,000, respectively.

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

Southwood is also a 60% owner of Westwood Park LLC ("Westwood"), a joint venture with a regional developer, formed in 1998. Westwood currently owns approximately 378 acres of land in Nashua which is currently zoned for commercial and industrial use. Westwood's operating loss for the first six months of 1999 was $44,000, resulting primarily from real estate taxes and interest on an outstanding construction loan.

Revenues from other operating activities during the six months ended June 30, 1999 include $248,000 for contract operations performed by the Service Corporation and $12,000 for miscellaneous lease and rental income. For the same period in 1998, revenues of the Service Corporation were approximately $144,000 consisting of $117,000 in contract operations income and $27,000 of sundry revenues. The 1999 increase over 1998 resulted primarily from an operations and maintenance contract entered into with the Town of Hudson, New Hampshire in April 1998.

The operating expenses associated with the Company's real estate and other non-utility activities increased from $135,000 in 1998 to $319,000 in 1999. Principally all of that increase relates to the additional operating costs incurred by the Service Corporation in connection with the aforementioned contract operations agreement with the Town of Hudson. The remaining expenses related primarily to property taxes on Southwood's real estate holdings which for the first six months of 1998 were $37,000 compared to $38,000 in same period of 1998.

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

As part of our project planning, the Company identified mission-critical applications and implemented a 5 year plan in early 1994 to replace or upgrade for both hardware and software. The Company's central computer platform, consisting primarily of its minicomputer server, is completely Year 2000 ready. Additionally, all of the Company's software applications have been evaluated to identify any Year 2000 problems, their importance to Company operations and efficiencies to be gained with newer and updated software. A software development schedule was created based on this risk assessment with the most critical applications being implemented first. At this time, the Company's NT network, financial accounting, billing, customer service information and meter management, human resources and SCADA management systems are Year 2000 ready. In July 1999, the Company's remaining software systems for work orders, inventory control, and various maintenance programs were upgraded and are now 100% compliant.

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

PART II.  OTHER INFORMATION
Item 2.   Changes in Securities

The Company maintains a stock option plan for the benefit of its officers and key employees. Under the plan, incentive stock options may be granted to acquire shares of the Company's common stock, $1.00 par value, at an exercise price equal to the closing sale price of the Company's common stock on the date of the grant. During the period covered by this report, options were exercised to acquire 2,234 shares under the plan. The offer and sale of shares of common stock under the plan is exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(11) thereof, as (i) the Company is incorporated under the laws of New Hampshire and (ii) all employees receiving and exercising stock option grants are residents of the State of New Hampshire. The shares acquired pursuant to such exercise are restricted from transfer for one year following the date of acquisition.

Item 4.   Submission of Matters to a Vote of Security Holders

(a) On April 16, 1999, the Company held its Annual Meeting of Shareholders to elect three directors; to ratify the appointment by the Board of Directors of the firm of Arthur Andersen LLP as independent accountants of the Company for the year ending December 31, 1999; and to act upon a proposal to amend the Company's Articles of Incorporation to increase the number of authorized common shares from 2.4 million to 5 million.

(b) The following incumbent directors were re-elected to a three year term expiring at the Annual Meeting of Shareholders in 2002:


                            Number of Shareholders Voting --
                               For                Withheld
                               ---                --------

Stephen J. Densberger       1,440,321                7,022
Hannah M. McCarthy          1,432,259               15,084
Charles J. Staab            1,436,186               11,156


The continuing directors whose terms expire beyond the April 16, 1999 Annual Meeting date are:

Maurice L. Arel          Joseph A. Bellavance
Charles E. Clough        Robert P. Keller
John R. Kreick           Martha E. O'Neill


(c) By a vote of 1,431,390 shares FOR, 11,880 shares AGAINST and 4,072 shares ABSTAINING, the Board of Directors' appointment of Arthur Andersen LLP as the Company's independent accountants for the year ending December 31, 1999 was ratified.

(d) By a vote of 1,312,439 shares FOR, 111,580 shares AGAINST and 23,323 shares ABSTAINING, the proposal to amend the Company's Articles of Incorporation to increase the number of authorized common shares from 2.4 million to 5 million was approved.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K:

      (a) Exhibits -The following exhibit is filed herewith:

          Exhibit Number    Exhibit Description
          --------------    -------------------

          Exhibit 3.4 Articles of Amendment to the Articles of Incorporation of Pennichuck Corporation

      (b) There were no reports filed on Form 8-K during the second quarter of 1999.


                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Pennichuck Corporation
                                       ----------------------
                                       (Registrant)


Date: August 11, 1999                  /s/ Maurice L. Arel
      ---------------                  -------------------
                                       Maurice L. Arel, President and
                                       Principal Executive Officer


Date: August 11, 1999                  /s/ Charles J. Staab
      ---------------                  --------------------
                                       Charles J. Staab, Vice President,
                                       Treasurer and Principal Financial
                                       Officer