Form 10QSB
period 1999-09-30
PENNICHUCK CORP
filed 1999-11-10
CIK 788885

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

(Mark one)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1999

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

      For the transition period from _____ to _____.
                                     -----    -----


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

Common Stock, $1.00 Par Value -- 1,739,223 shares as of November 1, 1999


                                    INDEX

                   PENNICHUCK CORPORATION AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION                                        PAGE NUMBER
-------------------------------                                        -----------

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets--
          September 30, 1999 and December 31, 1998                     3

          Condensed Consolidated Statements of Income--
          Nine months and quarter ended September 30, 1999 and 1998    4

          Condensed Consolidated Statements of Cash Flows--
          Nine months ended September 30, 1999 and 1998                5

          Notes to Condensed Consolidated Financial Statements--
          September 30, 1999                                           6


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                7-13


PART II.  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings                                            Not Applicable
Item 2.   Changes in Securities                                        13
Item 3.   Defaults upon Senior Securities                              Not Applicable
Item 4.   Submission of Matters to a Vote
          of Security Holders                                          Not Applicable
Item 5.   Other Information                                            Not Applicable
Item 6.   Exhibits and Reports on Form 8-K                             14

SIGNATURES                                                             14
----------

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                            September 30                      December 31
                                                1999        (In thousands)       1998
                                            ---------------------------------------------
                                            (Unaudited)

ASSETS
Property, Plant and Equipment
  Land                                         $   999                          $   999
  Buildings and equipment                       78,683                           75,352
  Construction work in progress                    471                              296
                                               ----------------------------------------
                                                80,153                           76,647
  Less accumulated depreciation                 19,380                           18,258
                                               ----------------------------------------
                                                60,773                           58,389

Current Assets
  Cash and cash equivalents                      3,392                            3,602
  Accounts receivable, net                       2,868                            2,331
  Inventory                                        322                              320
  Other current assets                              91                              522
                                               ----------------------------------------
                                                 6,673                            6,775

Other Assets
  Land development costs                         3,557                            3,029
  Deferred charges, net                          2,229                            2,170
  Investment in real estate partnerships           408                              475
                                               ----------------------------------------
TOTAL ASSETS                                   $73,640                          $70,838
                                               ========================================

STOCKHOLDERS' EQUITY AND LIABILITIES
  Common stock-par value $1 per share          $ 1,743                          $ 1,714
  Paid in capital                               14,195                           13,821
  Retained earnings                             10,266                            9,335
  Treasury stock, at cost                         (172)                             (59)
                                               ----------------------------------------
                                                26,032                           24,811
Minority Interest                                  299                              314
Long Term Debt, less current portion            28,014                           28,002

Current Liabilities
  Current portion of long term debt                183                              183
  Accounts payable                                 425                              568
  Accrued interest payable                         463                              350
  Other accrued liabilities                      1,626                              766
                                               ----------------------------------------
                                                 2,697                            1,867

Other Liabilities
  Contributions in aid of construction          10,113                            9,509
  Other liabilities and deferred credits         6,485                            6,335
                                               ----------------------------------------
TOTAL STOCKHOLDERS' EQUITY & LIABILITIES       $73,640                          $70,838
                                               ========================================

See notes to condensed consolidated financial statements.


PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                             Quarter Ended          Nine Months Ended
                                              September 30              September 30
                                         ----------------------    ----------------------
                                            1999         1998         1999         1998
                                         ------------------------------------------------
                                             (In thousands, except per share amounts)

Revenues
  Water utility operations                  $4,794       $4,626      $12,641      $11,136
  Real estate operations and other             337        1,778        1,092        2,157
                                            ---------------------------------------------
                                             5,131        6,404       13,733       13,293

Operating expenses
  Water utility operations                   3,067        2,700        8,451        7,194
  Real estate operations and other             167        1,319          486        1,454
                                            ---------------------------------------------
                                             3,234        4,019        8,937        8,648

Operating income                             1,897        2,385        4,796        4,645

  Interest and other income                     41            4          130           29
  Interest expense                            (506)        (599)      (1,519)      (1,681)
                                            ---------------------------------------------

Income before income taxes                   1,432        1,790        3,407        2,993

  Provision for income taxes                   559          700        1,319        1,157
                                            ---------------------------------------------

Net income before minority interest            873        1,090        2,088        1,836

Minority interest in income (loss) of            3           41          (15)          41
  Westwood Park, LLC
                                            ---------------------------------------------

Net income                                  $  870       $1,049      $ 2,103      $ 1,795
                                            =============================================

Net income per common share:
  Basic                                     $  .50       $  .85      $  1.21      $  1.46
  Diluted                                   $  .50       $  .84      $  1.20      $  1.44

Weighted average number of
 shares outstanding:
  Basic                                  1,749,252    1,233,797    1,740,983    1,229,604
  Diluted                                1,759,287    1,248,460    1,751,018    1,242,801

Dividends paid per common share             $  .23       $  .19      $   .68      $   .57


See notes to condensed consolidated financial statements.


PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                              Nine Months Ended
                                                 September 30
                                              -----------------
                                               1999       1998
                                              -----------------
                                                (in thousands)

CASH PROVIDED (USED) BY:
Operating Activities                          $2,103     $1,795
  Net income
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization             1,544      1,306
     Deferred income taxes                        68         68
     Change in working capital                   781        287
                                              -----------------
                                               4,496      3,456

Investing Activities:
  Purchase of property, plant and
   equipment and other assets                 (4,395)   (10,518)
  Increase in contributions in aid of
   construction                                  766        234
  (Increase) decrease in other                  (208)       555
                                              -----------------
                                              (3,837)    (9,729)

Financing Activities:
  Payments on long-term debt                     (82)    (1,159)
  Proceeds from issuance of long-term debt        94      8,032
  Payment of common dividends                 (1,172)      (701)
  Proceeds from dividend reinvestment plan
   and other                                     291        182
                                              -----------------
                                                (869)     6,354

(DECREASE) IN CASH                              (210)        81

CASH AT BEGINNING OF PERIOD                    3,602        448
                                              -----------------

CASH AT END OF PERIOD                         $3,392     $  529
                                              =================


Supplemental Cash Flow Information. Interest paid was $1,362,000 and $1,335,000 for the nine months ended September 30, 1999 and 1998, respectively. Income taxes paid were $632,000 and $414,000 for the nine months ended September 30, 1999 and 1998, respectively.

See notes to condensed consolidated financial statements.


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1999


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The Balance Sheet amounts shown under the December 31, 1998 column have been derived from the audited financial statements of the Company as contained in its Annual Report to Shareholders. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.


NOTE B - EARNINGS PER SHARE

Diluted earnings per share were computed by dividing actual net income by the adjusted weighted average number of shares of common stock which include the effect of any dilutive unexercised stock options.


PART I. Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Liquidity and Financial Condition

The financial position of Pennichuck Corporation (the "Company") and its wholly-owned operating subsidiaries, Pennichuck Water Works, Inc. ("Pennichuck"), Pittsfield Aqueduct Company, Inc. ("Pittsfield"), Pennichuck East Utility, Inc. ("Pennichuck East"), Pennichuck Water Service Corporation (the "Service Corporation") and The Southwood Corporation ("Southwood") is shown in the accompanying Condensed Consolidated Balance Sheets.

During the first nine months of 1999, our cash needs for operations, capital projects and dividends were funded primarily by the operating cash flow from our subsidiaries. We were able to generate approximately $4.5 million in consolidated operating cash flow for the nine months ended September 30, 1999, consisting of net income and non-cash charges of $3.7 million plus $781,000 of working capital generated during that period. Typically, our cash needs peak during the second and third quarters due to capital expenditures related to the construction activity of our water utilities. At September 30, 1999, our Company's cash and cash equivalents on hand decreased by $210,000 to $3.39 million, which is currently held in short-term money market investments. These funds represent the unexpended proceeds from a $9.4 million public equity offering which we completed in late November 1998. We expect to use this cash to fund any future acquisitions and any cash flow deficiencies during the remainder of 1999 and in 2000 which may result from our continued investment in capital projects.

We also maintain a revolving credit agreement (the "agreement") with Fleet Bank-NH ("Fleet"). The agreement, as amended, allows us to borrow up to $2.5 million at interest rates tied to Fleet's cost of funds or LIBOR, whichever is lower. At September 30, 1999, there were no borrowings outstanding under this agreement.

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

So far in 1999, we have added approximately $3.96 million in new plant, of which $764,000 has been in the form of contributions in aid of construction from area developers. We believe that our operating cash flow, together with a portion of available short-term investments, will be sufficient to fund our remaining 1999 capital expenditure program, cash dividends and required principal payments.

Besides the change in our cash accounts from December 31, 1998 to September 30, 1999, other major changes in our financial position were (i) an increase of $537,000 in "Accounts receivable" reflecting increased billed and unbilled revenues as further explained in "Results of Operations" below,
(ii) a decrease of $431,000 in "Other current assets" resulting from prepaid property taxes which were amortized and charged against our earnings during 1999 and (iii) an increase of $860,000 in "Other current liabilities" comprised principally of $498,000 of accrued property and income taxes and $110,000 of additional retainage amounts due on construction projects at September 30, 1999.

At September 30, 1999, consolidated retained earnings increased to $10.27 million, or by $931,000 from the beginning of the year. This increase is due to consolidated net income of $2.1 million earned during the first nine months of 1999 less a payout of $1.17 million in common dividends.

Results of Operations -- Three Months Ended September 30, 1999 Compared to
                         Three Months Ended September 30, 1998

For the three months ended September 30, 1999, consolidated net income was $870,000, or $.50 per share compared to $1.05 million, or $.85 per share for the same period in 1998. For 1999, the basic and diluted earnings per share calculations include the dilutive effect of an additional 483,000 new common shares which were issued by the Company in its November 1998 common equity offering. Consolidated revenues for the third quarter decreased from $6.4 million in 1998 to $5.13 million in 1999, principally as a result of a major land sale in September 1998 by one of our real estate development partnerships as discussed further below.

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

Water Utility Operations
------------------------

Utility operating revenues for the three months ended September 30, 1999 increased to $4.79 million or a 3.6% increase over the same period in 1998 as shown in the table below broken out by each of our regulated water utilities:


                         1999           1998         Change
                         ----           ----         ------

Pennichuck            $3,964,000      3,783,000      181,000
Pennichuck East          724,000        698,000       26,000
Pittsfield               106,000        145,000      (39,000)
                      --------------------------------------
      Total           $4,794,000     $4,626,000     $168,000
                      ======================================

The increase in water revenues in the third quarter of 1999 over the same quarter last year is generally attributable to:

      * additional revenues of $154,000 within Pennichuck's core system reflecting increased consumption during the quarter,
      * a 6.4% increase in the number of community system customers which provided an additional $51,000 of water revenues and
      *  an increase of $27,000 in other operating revenues

Offsetting the revenue increases in Pennichuck and Pennichuck East, however, was a 27% decline in utility revenues from our Pittsfield subsidiary. That decline resulted from a 4% decrease in rates effective in December 1998 and an overall decline in consumption during the quarter of approximately 4.4%. During the third quarter of 1999, none of our water companies had any rate proceedings pending before the New Hampshire Public Utilities Commission.

Total utility operating expenses, which include production, distribution system maintenance, administrative, depreciation and taxes other than income taxes were $3.07 million for the three months ended September 30, 1999, or an increase of $367,000 over the same period last year. That increase in comprised chiefly of:

      * $96,000 of additional property taxes resulting from our utilities' investment of approximately $3.7 million in new plant during 1998,
      * $47,000 of additional depreciation expense related to last year's plant additions,
      * $35,000 of additional electric costs incurred at Pennichuck's supplemental Merrimack River pumping facility needed to maintain the adequacy of its source of supply and
      * $90,000 of increased general and administrative costs resulting primarily from wage and benefit increases over last year.

Real Estate Operations and Other
--------------------------------

Revenues from our real estate and other activities (principally contract operations) were $179,000 and $160,000, respectively, for the three months ended September 30, 1999. For the same period last year, real estate and other revenues were $1.61million and $163,000, respectively. Last year's real estate revenues included $1.38 million from the sale of land by Westwood Park LLC ("Westwood"), of which Southwood is a 60% owner.

Of our real estate revenues for the third quarter of 1999, $175,000 was provided by the sale of nine homes through our residential joint venture, known as Heron Cove LLC ("Heron Cove") in which Southwood is a 50% owner. Heron Cove was formed for the construction and sale of 87 homes and under the terms of the partnership agreement, Southwood has conveyed its ownership in the land to the partnership in exchange for a non-interest bearing note from the partnership secured by a second mortgage on the real estate conveyed. As of September 30, 1999, twenty three homes had been sold and the partnership has purchase and sale agreements for the construction and sale of 12 additional homes.

Other operating revenues of $160,000 for the quarter ended September 30, 1999 did not change significantly from the same quarter in 1998. These revenues consist chiefly of fees charged by our Service Corporation under various operations and billing contracts with local municipalities as well as rental income from several tower leases.

The operating expenses associated with our real estate and other activities for the third quarter of 1999 were approximately $167,000, or $1.15 million less than in 1998. Of that decrease, approximately $1.1 million relates to the allocable land and infrastructure costs for the major land parcel that Westwood sold in the third quarter of 1998. Real estate expenses during the third quarter of 1999 were $12,000, comprised chiefly of property taxes and allocable charges from the Company. Expenses relating to our contract and other operations for the three months ended September 30, 1999 were approximately $124,000.

Results of Operations -- Nine Months Ended September 30, 1999 Compared to
                         Nine Months Ended September 30, 1998

For the nine month period ended September 30, 1999, consolidated net income increased 17% to $2.1 million from $1.79 million for the same period in 1998. Basic earnings per share, however, decreased to $1.21 for the nine months ended September 30, 1999 from $1.46 last year. For 1999, the basic and diluted earnings per share calculations include the dilutive effect of an additional 483,000 new common shares which were issued by the Company in its November 1998 common equity offering.

The year-to-date consolidated revenues in 1999 were $13.73 million, representing a $440,000, or 3.3%, increase over last year. As discussed below, the increase is principally attributable to growth in each of the Company's utility operations.

Water Utility Operations
------------------------

Utility operating revenues for the first nine months of 1999 totaled $12.64 million -- a $1.5 million increase over the same period in 1998. For the nine months ended September 30, 1999, approximately 82%, 16% and 2% of the total utility operating revenues were generated by Pennichuck, Pennichuck East and Pittsfield, respectively.

The principal reasons for our utility revenue growth were:

      * additional revenues of $556,000 in 1999 from Pennichuck East which began its operations in April 1998,
      * additional billed revenues of approximately $450,000 from a 16.8% rate increase granted to Pennichuck which became effective on April 1, 1998 and
      * additional revenues of approximately $700,000 resulting from a 6% increase in water consumption within Pennichuck's core and community systems due to the unusually hot and dry months of June and July 1999.

The utility operating expenses increased by $1.26 million, or 17.5%, to $8.45 million for the nine months ended September 30, 1999. That increase is primarily comprised of (i) $240,000 of operations and maintenance costs relating to the addition of Pennichuck East which began operations in April 1998, (ii) $236,000 of additional depreciation expense and $339,000 of additional property taxes recognized by our three utilities for the first nine months of 1999 as a result of their $3.7 million investment in plant assets during 1998 and (iii) approximately $284,000 of additional production and treatment costs incurred during 1999 due to the increased pumpage discussed earlier. The combined utility operating expenses as a percentage of combined utility revenues increased from 64.6% to 66.9% for the nine months ended September 30, 1998 and 1999, respectively.

Real Estate and Other Operations
--------------------------------

For the nine months ended September 30, 1999 and 1998, revenues from real estate and other activities totaled $1.1 million and $2.16 million, respectively. Of those amounts, approximately $640,000 and $1.82 million relate to real estate revenues earned during the comparative periods. Southwood revenues thus far in 1999 include (i) $529,000 in partnership revenues earned through its residential joint ventures and (ii) $66,000 of option fee income earned under a development option agreement with a regional developer. We also sold a one-half interest in a land parcel to a local developer which resulted in a $72,000 pretax gain for Southwood in the first quarter of 1999. Subsequently, we conveyed our remaining interest in that land parcel to a limited liability corporation - Heron Cove Office Park I ("HECOP I") in which Southwood is a 50% owner. HECOP I owns a 39,000 square foot office building which is partially occupied by a local developer and the remaining space is expected to be leased to third parties.

As discussed earlier, last year's real estate revenues include approximately $1.38 million from the sale of a major tract of land by Westwood, a commercial development joint venture with a regional developer formed in 1998. Westwood currently owns approximately 378 acres of land in Nashua which is zoned for commercial and industrial use. Westwood's operating loss for the first nine months of 1999 was $23,000, resulting primarily from real estate taxes and interest on an outstanding construction loan.

Revenues from other operating activities during the nine months ended September 30, 1999 include $388,000 for contract operations performed by the Service Corporation and $64,000 for miscellaneous lease and rental income. For the same period in 1998, revenues of the Service Corporation were approximately $335,000 consisting of $270,000 in contract operations income and $65,000 of sundry revenues. The 1999 increase over 1998 resulted primarily from an operations and maintenance contract entered into with the Town of Hudson, New Hampshire in April 1998.

The operating expenses associated with our real estate and other non-utility activities decreased from $1.45 million in 1998 to $486,000 in 1999. Of that decrease, $1.1 million relates to the allocated land and development costs associated with the 1998 Westwood land sale discussed earlier. The non-utility operating costs thus far in 1999 are principally comprised of (i) $311,000 for contract operations and other services, (ii) $56,000 of property taxes on Southwood's landholdings and (iii) $74,000 for property management and other costs associated with Southwood's real estate activities.

Other Accounting Issues

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

As part of our project planning, the Company identified mission-critical applications and implemented a 5 year plan in early 1994 to replace or upgrade for both hardware and software. The Company's central computer platform, consisting primarily of its minicomputer server, is completely Year 2000 ready. Additionally, all of the Company's software applications have been evaluated to identify any Year 2000 problems, their importance to Company operations and efficiencies to be gained with newer and updated software. A software development schedule was created based on this risk assessment with the most critical applications being implemented first. At this time, the Company's NT network, financial accounting, work order and inventory, billing, customer service information and meter management, human resources and SCADA management systems are Year 2000 ready.

We have identified and contacted all external vendors who provide and/or require date dependent information and those customers who are material to our operations to ensure that they will be in compliance with the Year 2000 issue. For any vendors or customers who are determined to be critical to our operations, we have developed a disaster recovery plan containing alternative actions plans in the event of vendor non-compliance. We anticipate having all critical resource alternative plans in place by the end of 1999.

PART II. OTHER INFORMATION
Item 2. CHANGES IN SECURITIES:

The Company maintains a stock option plan for the benefit of its officers and key employees. Under the plan, incentive stock options may be granted to acquire shares of the Company's common stock, $1.00 par value, at an exercise price equal to the closing sale price of the Company's common stock on the date of the grant. During the period covered by this report, 14,625 shares of common stock were sold pursuant to the exercise of options under the plan. The offer and sale of shares of common stock under the plan is exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(11) thereof, as (i) the Company is incorporated under the laws of and does business within the State of New Hampshire and (ii) all employees receiving and exercising stock option grants are residents of the State of New Hampshire. The shares acquired pursuant to such exercise are restricted from transfer for one year following the date of acquisition.


PART II. OTHER INFORMATION
Item 6. EXHIBITS AND REPORTS ON FORM 8-K:

      (a) Exhibit 10.15  Amendment Agreement dated August 24, 1999 to
                         Amended and Restated Revolving Line of Credit Agreement dated March 23, 1994 between Pennichuck Corporation, Pennichuck Water Works, Inc. and Fleet Bank-NH

      (b) No reports on Form 8-K were filed during the third quarter of 1999.


                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Pennichuck Corporation
                                       ------------------------------
                                       (Registrant)


Date: November 10, 1999                /s/ Maurice L. Arel
      -----------------                ------------------------------
                                       Maurice L. Arel, President and
                                       Principal Executive Officer


Date: November 10, 1999                /s/ Charles J. Staab
      -----------------                ------------------------------
                                       Charles J. Staab, Vice President,
                                       Treasurer and Principal Financial
                                       Officer


12