Form 10KSB
period 1999-12-31
PENNICHUCK CORP
filed 2000-03-22
CIK 788885

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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
                              (Title of class)

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.    Yes    X     No
                  ----      ----

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB.    [X]

      State issuer's revenues for its most recent fiscal year.
$17,809,258

      The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sales price on March 3, 2000 of the Registrant's Common Stock as reported on the Nasdaq National Market System was $34,937,000. For purposes of this calculation, the "affiliates" of the registrant include its directors and executive officers.

      State the number of shares outstanding of each of the issuer's classes of common stock as of March 3, 2000:

                Common Stock, $1 Par Value - 1,752,000 shares

                     DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Annual Report to Shareholders for the year ended December 31, 1999 are incorporated by reference into Part II of Form 10-KSB.

      Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2000 are incorporated by reference into
Part III of Form 10-KSB.


                              TABLE OF CONTENTS

PART  I:                                                            Page


Item 1.  DESCRIPTION OF BUSINESS                                      2

Item 2.  DESCRIPTION OF PROPERTIES                                    4

Item 3.  LEGAL PROCEEDINGS                                            6

Item 4.  SUBMISSION OF MATTERS TO A VOTE
          OF SECURITY HOLDERS                                         6

PART II:

Item 5.  MARKET FOR COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS                                 6

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS               7

Item 7.  FINANCIAL STATEMENTS                                         7

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE                      7

PART III:

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
          CONTROL PERSONS; COMPLIANCE WITH  SECTION 16(a)
           OF THE EXCHANGE ACT                                        7

Item 10. EXECUTIVE COMPENSATION                                       8

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT                                       8

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               8

Item 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K                                     9


PART I:

Item 1.  DESCRIPTION OF BUSINESS

Overview

      Pennichuck Corporation (the "Company") is a holding company based in Nashua, New Hampshire. Its principal operating subsidiaries are engaged primarily in the collection, storage, treatment, distribution and sale of potable water throughout southern and central New Hampshire. These subsidiary corporations - Pennichuck Water Works, Inc. ("Pennichuck"), Pennichuck East Utility, Inc. ("Pennichuck East") and Pittsfield Aqueduct Company, Inc. ("Pittsfield"), are each engaged in business as a regulated public utility, subject to the jurisdiction of the New Hampshire Public Utilities Commission (the" NHPUC"). They collectively serve approximately 24,300 residential and 2,000 commercial and industrial customers. The Company was formed in 1983 following the reorganization of Pennichuck Water Works, which was first established in 1852, into a dedicated water utility. At the same time several tracts of land, formerly held for watershed protection purposes, were transferred to The Southwood Corporation ("Southwood"). Southwood is involved in the development of commercial and residential real estate. The Company also conducts non-regulated, water-related management services and contract operations through another subsidiary, Pennichuck Water Service Corporation (the "Service Corporation").

Our Water Business

      Pennichuck is franchised by the NHPUC to gather and distribute water in the City of Nashua, New Hampshire and in portions of the towns of Amherst, Bedford, Derry, Epping, Hollis, Merrimack, Milford and Plaistow, New Hampshire. Pennichuck has transmission mains which directly interconnect its core system in Nashua with the surrounding towns of Amherst, Hudson, Merrimack and Milford. Its core system, which services over 21,100 customers, accounts for 98% of Pennichuck's revenues and 96% of its combined plant in service. Its franchises in the remaining towns consist of stand-alone satellite water systems serving nearly
1,400 customers. Pennichuck has no competition in its core franchise area. Currently, approximately 27% of its water revenues are derived from commercial and industrial customers and approximately 57% from residential customers, with the balance being derived from fire protection and other billings to municipalities, principally the City of Nashua.

      Pennichuck East was organized in 1998 to acquire certain water utility assets from the Town of Hudson, New Hampshire ("Hudson"), following its acquisition of those assets from an investor-owned water utility which previously served Hudson and surrounding communities. Pennichuck East is franchised to gather and distribute water in the New Hampshire towns of Litchfield, Pelham, Windham, Londonderry, Derry, Raymond and Hooksett, which are areas adjacent to the service franchise served by Pennichuck.
The water utility assets owned by Pennichuck East consist principally of water transmission and distribution mains, hydrants, wells, pump stations and pumping equipment, water services and meters, easements and certain tracts of land. Pennichuck East serves approximately 3,900 customers and annual revenues were approximately $2.6 million for calendar year 1999.

      Pittsfield was acquired by the Company in 1998 and serves approximately 615 customers in and around Pittsfield, New Hampshire with annual revenues of approximately $423,000.

Regulation

      The Company's water utilities are regulated by the NHPUC with respect to their water rates, securities issues and service. New Hampshire law provides that utilities are entitled to charge rates which permit them to earn a reasonable return on the cost of the property employed in serving its customers, less accrued depreciation and contributed capital ("Rate Base"). The cost of capital permanently employed by a utility in its utility business marks the minimum rate of return which a utility is lawfully entitled to earn on its Rate Base. Pennichuck's current water rates are based on a March 1998 NHPUC order resulting from its latest approved rate case. Pennichuck is authorized an overall rate of return of 8.34% on an approved rate base of approximately $34.61 million. Pennichuck East is authorized an overall rate of return of 8.37% on an approved rate base of approximately $7.5 million. Pittsfield is authorized an overall rate of return of approximately 10% on an approved rate base of approximately $1.6 million.

      The Company's water utilities are subject to the water quality regulations issued by the United States Environmental Protection Agency ("EPA"). The EPA is required to periodically set new maximum contaminant levels for certain chemicals as required by the federal Safe Drinking Water Act ("SDWA"). The quality of the Company's water utilities' treated water currently meets or exceeds all standards set by the EPA and management does not anticipate that any significant capital expenditures for regulatory compliance will be required in the next three years given the present water quality standards set by the SDWA. The reauthorization of the SDWA by Congress in 1996 has led to stricter monitoring standards which require additional operating costs for the Company. It is expected that these additional monitoring and testing costs arising from EPA mandates should eventually be recouped through water rates.

Other Operations

      The Company formed the Service Corporation to conduct its non-regulated, water-related activities. Its activities include providing contract operations and maintenance, water testing and billing services to municipalities. In 1998, the Service Corporation entered into a long-term agreement with the Town of Hudson to provide operations and maintenance contract services to the Town with respect to the water utility assets it acquired from an investor-owned water utility. In addition, the Service Corporation is involved in laboratory analysis and sundry activities.

      Southwood, the Company's real estate subsidiary, was organized for the purpose of owning, developing, selling and managing approximately 1,340 acres of undeveloped land in Nashua and Merrimack, New Hampshire formerly owned by Pennichuck Water Works for watershed protection purposes.

      Since 1988, Southwood has been involved in the planning and development of Southwood Corporate Park, a 65 acre commercially-zoned land parcel located in Nashua, New Hampshire. Over the past ten years, Southwood has sold two lots of 8 and 10 acres in 1988 and 1995, respectively. In July 1995, Southwood entered into an option agreement with a regional real estate developer ("the Developer") for the remaining acreage in Southwood Corporate Park. Under that agreement, the Developer pays to Southwood an option fee each year equal to the annual carrying costs associated with that land. The option agreement is for a minimum term of five years. In September 1997, Southwood and the Developer formed Westwood Park LLC ("Westwood"), to develop a 404 acre tract of land in northwest Nashua presently zoned for park-industrial use. Southwood conveyed the land to Westwood in exchange for a 60% interest in Westwood.

      Southwood is also a 50% partner in Heron Cove Office Park LLC ("HECOP I"), a limited liability corporation formed in January 1999 to construct and own a 39,000 square foot office building located in Merrimack, New Hampshire. As of December 31, 1999, approximately 16,000 square feet of space had been leased and the remainder is expected to be leased in the second quarter of 2000.

      In October 1997, Southwood entered into a joint venture known as Heron Cove LLC ("Heron Cove") for the development of an 87 unit, single-family community located in Merrimack, New Hampshire. Under the terms of the joint venture agreement, Southwood conveyed the related land parcel to Heron Cove in exchange for a non-interest bearing note secured by a second mortgage on the real estate conveyed. Southwood holds a 50% interest in this joint venture. As of December 31, 1999, 30 units had been constructed and sold to third parties and 14 lots were subject to purchase contracts.

Financial Information About Industry Segments

      The business segment data of the Company and its subsidiaries for the latest three years is presented in "Note I - Business Segment Information" in the Notes to the Consolidated Financial Statements included in Item 7 of this Form 10-KSB Report.

Employees

      The Company employs 71 permanent employees and officers. Of these, there are 40 management and clerical employees who are non-union. The remaining employees are members of the United Steelworkers Union. The current union contract, which was re-negotiated and completed in February 1997, has been extended through February 2002. In the opinion of management, employee relations are satisfactory.

Item 2.  DESCRIPTION OF PROPERTIES

Office Buildings

      The Company owns and occupies a three story, 11,616 square foot building located in downtown Nashua, New Hampshire. It also owns a separate building in Nashua which serves as an operations center and storage facility for its construction and maintenance activities. Except as noted in "Note
H - Acquisition" on page 47 of the Consolidated Financial Statements of Pennichuck Corporation, there are no mortgages or encumbrances on our properties.

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

      Pittsfield owns Berry Pond located in the vicinity of its water treatment facility in Pittsfield, New Hampshire, which serves as its primary source of supply.

Water Distribution Facilities

      The distribution facilities of the Company's regulated water companies consist of the following:

                                  Pennichuck   Pennichuck East   Pittsfield
                                  -----------------------------------------

Transmission & Distribution
 Mains (in miles)                     364            104             13
Services                           22,035          3,936            624
Meters                             22,013          3,914            625
Hydrants                            2,174            339             70


Land Held for Future Development

      Following Pennichuck Water Works' reorganization in 1984 into a holding company structure, approximately 1,088 acres were transferred to Southwood. Since 1984, Southwood has sold or transferred approximately 783 acres of land to third parties or to participating joint ventures. The Company has transferred 499 acres of watershed protection land to Pennichuck since 1984 and currently holds 425 acres of land which have not been transferred to Pennichuck or Southwood due to access limitations which restrict the ability to subdivide and transfer that land. Of that acreage, approximately 242 acres are available for buffer and alternate use.

      Based on vegetation, topographical, wetland and hydrological studies, Southwood has subdivided its remaining 305 acres into buffer (non-developable) and alternate use (developable) designations, resulting in an approximate breakout of 108 and 197 acres, respectively. Of the approximately 197 acres of alternate use land, 102 acres are located primarily in the northwestern section of City of Nashua, New Hampshire and 95 acres are located in the western and southerly portions of the Town of Merrimack, New Hampshire. The following table summarizes of the current approved zoning for Southwood's alternate use land:

                                   Nashua, NH    Merrimack, NH     Total
                                   -------------------------------------

Residential                            55             --             55
Industrial                             47             95            142
Total Alternate Use Acreage           102             95            197


      Presently, 47 acres of Southwood's alternative-use land in the City of Nashua are available for immediate development. The remainder of Southwood's landholdings in both Nashua and Merrimack are classified under "Current Use" status, resulting in an assessment that is based on the property's actual use and not its highest or best use.

Item 3.  LEGAL PROCEEDINGS

      The Company and its subsidiaries are not involved in any material litigation or other proceedings which, in management's opinion, would have an adverse effect on the business, the consolidated financial condition or the operating results of the Company and its subsidiaries.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of the fiscal year covered by this Report, no matters were submitted to a vote of security holders.

PART II:

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      "Market & Dividend Information" on page 50 of the 1999 Pennichuck Corporation Annual Report to Shareholders is incorporated herein by reference. At the record date of March 13, 2000, there were nearly 800 holders of record of shares of the Company's common stock. The Company's common stock presently trades on the Nasdaq National Market System under the symbol "PNNW."

      Certain bond and note agreements involving Pennichuck require, among other things, restrictions on the payment or declaration of dividends by Pennichuck to the Company. Under Pennichuck's most restrictive covenant, approximately $4,899,000 of Pennichuck's retained earnings was unrestricted for payment or declaration of common dividends to the Company at December 31, 1999.

      As discussed in "Note F - Stock Based Compensation Plans" in the Notes to the Consolidated Financial Statements included in Item 7 of this Form 10-KSB Report, the Company maintains a stock option plan for the benefit of its officers and key employees. Under the plan, incentive stock options may be granted to acquire shares of the Company's common stock, $1.00 par value, at an exercise price equal to the closing sale price of the Company's common stock on the date of grant. The following table provides the number of shares of common stock that were sold pursuant to the exercise of options:


    Calendar            Number of Shares Sold Pursuant
      Year                To the Exercise of Options
    --------------------------------------------------

      1997                          1,575
      1998                          6,378
      1999                         10,006


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

Each of the independent members of the Company's Board of Directors received 100 shares of common stock in December 1999 as additional compensation for services rendered as directors; one of such directors received such compensation in the form of common share equivalents pursuant to a deferred compensation agreement. The transfer of these shares to the Company's directors is exempt from the registration requirements of the Act pursuant to Section 4(2) thereof, the private placement exemption; as such, the transfer of the shares is restricted.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

      The "Management's Discussion and Analysis of Financial Condition and Results of Operations" which appears on pages 19 to 28 of the 1999 Pennichuck Corporation Annual Report to Shareholders is incorporated herein by reference.

Item 7.  FINANCIAL STATEMENTS

      The Consolidated Financial Statements of Pennichuck Corporation appearing on pages 30 to 34 together with the report thereon of Arthur Andersen LLP dated February 2, 2000 appearing on page 29, and the Quarterly Financial Data appearing on page 49 of the 1999 Pennichuck Corporation Annual Report to Shareholders are incorporated herein by reference.

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

PART III:

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      "Election of Directors" on pages 4 to 8 and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 8, of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders on April 20, 2000 are incorporated herein by reference.

Item 10.  EXECUTIVE COMPENSATION

      "Executive Compensation" on pages 15 to 17 of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders on April 20, 2000 is incorporated herein by reference.


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" on pages 2 through 4 of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders on April 20, 2000 is incorporated herein by reference.

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

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      "Certain Relationships and Related Transactions" on page 17 of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders on April 20, 2000 is incorporated herein by reference.

Item 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) List of financial statements and exhibits filed as part of this report:

(1) The following Consolidated Financial Statements of Pennichuck Corporation and subsidiaries, included in the 1999 Annual Report to Shareholders for the year ended December 31, 1999, are incorporated by reference in Item 7:


                                                         Page Reference In -

                                                        Annual
                                                     Shareholders     Form 10-KSB
                                                        Report          Report
                                                     ----------------------------

Report of Independent Public Accountants                  29

Consolidated Balance Sheets at
 December 31, 1999 and 1999                               30-31

Consolidated Statements of Income for each of
 the years ended December 31, 1999, 1998 and
  and 1997                                                32

Consolidated Statements of  Stockholders'
 Equity for each of the years ended December 31,
  1999, 1998, and 1997                                    33

Consolidated Statements of Cash Flows for each
 of the years ended December 31, 1999, 1998 and
  1997                                                    34

Notes to Consolidated Financial Statements                35-49

(2)   The Financial Statement Schedules for
      each of the years 1999, 1998 and 1997:

Report of Independent Public Accountants
 on Schedules for the years ended
  December 31, 1999, 1998 and 1997                                       13

I - Condensed Financial Information of Registrant                        14-16

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

 3.4 Articles of Amendment to the Articles of Incorporation of Pennichuck Corporation (Filed as Exhibit 3.4 to the
            Company's 1999 second quarter Form 10-QSB Report and incorporated herein by reference)

10.1        Deferred Compensation Program for Directors of
            Pennichuck Corporation (Filed as Exhibit 10.2 to the
            Company's 1997 Form 10-KSB Report and incorporated herein by reference)

10.2 Amended Line of Credit Agreement dated October 2, 1991 between Pennichuck Corporation and Fleet Bank-NH
            (Filed as Exhibit 10.7 to the Company's 1991 Form 10-K
            Report and incorporated herein by reference)

10.3        Second Amendment dated March 23, 1994 to Line of
            Credit Agreement between Pennichuck Corporation and Fleet Bank-NH dated October 2, 1991 (Filed as
            Exhibit 10.7 to the Company's 1994 first quarter
            Form 10-QSB Report and incorporated herein by reference)

10.4        Amended and Restated Revolving Line of Credit Loan
            Agreement dated March 23, 1994 between Pennichuck
            Corporation and Fleet Bank-NH (Filed as Exhibit 10.8 to the Company's 1994 second quarter Form 10-QSB
            Report and incorporated herein by reference)

10.5 Insurance Funded Deferred Compensation Agreement dated June 13, 1994 (Filed as Exhibit 10.9 to the
            Company's 1994 second quarter Form 10-QSB Report and incorporated herein by reference)

10.6        Amendment Agreement dated May 4, 1995 to Amended and
            Restated Revolving Line of Credit Loan Agreement dated
            March 23, 1994 between Pennichuck Corporation and Fleet
            Bank-NH (Filed as Exhibit 10.8 to the Company's 1995 second quarter Form 10-QSB Report and incorporated herein by reference)

10.7 1995 Incentive Stock Option Plan (Filed as Exhibit 10.9 to the Company's 1995 second quarter Form 10-QSB Report and incorporated herein by reference)

10.8 Amendment Agreement dated July 31, 1996 to Amended and Restated Revolving Line of Credit Loan Agreement dated
            March 23, 1994 between Pennichuck Corporation and
            Fleet Bank-NH (Filed as Exhibit 10.10 to the
            Company's 1996 third quarter Form 10-QSB Report and incorporated herein by reference)

10.9 Amendment Agreement dated March 18, 1998 to Amended and Restated Revolving Line of Credit Loan Agreement dated
            March 23, 1994 between Pennichuck Corporation and Fleet
            Bank-NH (Filed as Exhibit 10.10 to the Company's 1998 first quarter Form 10-QSB report and incorporated herein by reference)

10.10       Loan Agreement dated April 8, 1998 between Pennichuck
            Corporation, Pennichuck East Utility, Inc. and Fleet Bank-
            NH (Filed as Exhibit 10.11 to the Company's 1998 second quarter Form 10-QSB report and incorporated herein by reference)

10.11       Amendment Agreement dated April 24, 1998 to Loan
            Agreement dated April 8, 1998 between Pennichuck
            Corporation, Pennichuck East Utility, Inc., The Southwood
            Corporation, Pennichuck Water Service Corporation and
            Fleet Bank-NH (Filed as Exhibit 10.12 to the Company's
            1998 second quarter Form 10-QSB report and incorporated herein by reference)

10.12 Employment Agreement by and between Pennichuck Corporation and Maurice L. Arel (Filed as Exhibit 10.13 to the Company's
            1998 Form 10-KSB Report and incorporated herein by reference)

10.13       Form of Change of Control Agreement by and between  Pennichuck
            Corporation and executive officers (Stephen J. Densberger,
            Charles J. Staab, Bonalyn J. Hartley and Donald L. Ware) each dated January 8, 1999 (Filed as Exhibit 10.14 to the Company's
            1999 first quarter Form 10-QSB Report and incorporated herein by reference)

10.14       Amendment Agreement dated August 24, 1999 to Amended and
            Restated Revolving Line of Credit Agreement dated March 23,
            1994 between Pennichuck Corporation, Pennichuck Water Works,
            Inc. and Fleet Bank-NH (Filed as Exhibit 10.15 to the Company's
            1999 third quarter Form 10-QSB Report and incorporated herein by reference)

13          1999 Annual Report to Shareholders
            (Furnished only for the information of the Securities and Exchange Commission and is not deemed to be filed except for those portions which are expressly incorporated herein by reference)

21          Subsidiaries of Pennichuck Corporation
            (Filed as Exhibit 21 to the Company's 1997 Form 10-KSB Report and incorporated herein by reference)

23          Consent of Arthur Andersen LLP
            (Included in this Form 10-KSB Report)

27 Financial Data Schedule (included only in the electronic filing of this Form 10-KSB Report)

99 Dividend Reinvestment and Common Stock Purchase Plan, as amended (Filed as Exhibit 4.1 to Post-Effective Amendment No. 1
            to Registration Statement on Form S-3 filed on March 24, 1997 and incorporated herein by reference)

(b) There were no reports on Form 8-K filed in the fourth quarter of 1999.

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Pennichuck Corporation

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Pennichuck Corporation's Annual Report to shareholders incorporated by reference in this Form 10-KSB, and have issued our report thereon dated February 2, 2000. Our audits were made for the purpose of forming an opinion on those basic financial statements taken as a whole. The schedule listed in the attached index of this Form 10-KSB is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP

Boston, Massachusetts
February 2, 2000


SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           Pennichuck Corporation
                          Condensed Balance Sheets

                                                         December 31
                                                     1999           1998
                                                     -------------------
ASSETS

Current Assets:
  Cash                                           $ 2,229,943    $ 3,587,240
  Accounts Receivable
   Refundable Income Taxes                           237,950        146,057
  Prepaid Expenses                                     8,651          9,915
                                                 --------------------------
      Total Current Assets                         2,476,544      3,743,212

Property and Equipment                             1,250,801      1,233,493
Less Allowances for Depreciation                     546,930        524,614
                                                 --------------------------
                                                     703,871        708,879

Other Assets                                           8,119        252,958
Investment in Subsidiaries                        24,980,440     22,055,599
                                                 --------------------------
                                                 $28,168,974    $26,760,648
                                                 ==========================


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable and Other Current Liabilities   $   117,229    $   141,921

Long Term Debt                                     1,500,000      1,500,000

Other Long Term Liabilities                          294,436        307,558

Stockholders' Equity                              26,257,309     24,811,169
                                                 --------------------------
                                                 $28,168,974    $26,760,648
                                                 ==========================

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CON'T)

                           Pennichuck Corporation
                       Condensed Statements of Income

                                                 Year Ended December 31

                                             1999         1998         1997
                                          ------------------------------------

Operating Revenues                        $   56,764   $   76,309   $   60,698
Operating Expenses                               ---      (29,079)     (46,026)
                                          ------------------------------------
  Operating Income                            56,764       47,230      106,724
Interest Income & Other                      181,459
Interest (Expense)                           (39,979)    (144,116)    (189,208)
                                          ------------------------------------
  Income (Loss) Before Income
   Taxes and Equity in Net Income
    of Subsidiaries                          198,244      (96,886)     (82,484)
Federal Income Tax (Provision) Benefit       (77,871)      32,941       28,045
                                          ------------------------------------
  Income (Loss) Before Equity
   in Earnings of Subsidiaries               120,373      (63,945)     (54,439)
Equity in Earnings of Subsidiaries         2,495,292    2,169,998    1,344,530
                                          ------------------------------------
      NET INCOME                          $2,615,665   $2,106,053   $1,290,091
                                          ====================================

                     Condensed Statements of Cash Flows

                                                   Year Ended December 31
                                              1999          1998          1997
                                          ----------------------------------------

OPERATING ACTIVITIES                      $    62,010   $   (41,727)   $   (50,760)
                                          ----------------------------------------

INVESTING ACTIVITIES:
Equity Transfer to Subsidiary                (429,550)   (2,812,937)      (162,185)
Net Decrease (Increase) in Property
 and Equipment and Other Assets               179,768      (147,401)           ---
                                          ----------------------------------------
                                             (249,782)   (2,960,338)      (162,185)
                                          ----------------------------------------
FINANCING ACTIVITIES:
Increase(Decrease) in Notes Payable                      (6,680,000)       485,000
Proceeds from Issuance of Equity, net                     8,802,337            ---
Proceeds from Long-term Borrowings                        4,500,000            ---
Advances (to) from Subsidiaries                             288,973        536,920
Payment of Dividends                       (1,590,041)     (970,196)      (807,425)
Proceeds from Dividend Reinvestment
 and Other, net                               420,516       281,631        141,462
                                          ----------------------------------------
                                           (1,169,525)    6,222,745        355,957
(DECREASE)INCREASE IN CASH                 (1,357,297)    3,220,680        143,012
Cash at Beginning of Year                   3,587,240       366,560        223,548
                                          ----------------------------------------
CASH AT END OF YEAR                       $ 2,229,943   $ 3,587,240    $   366,560
                                          ----------------------------------------

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CON'T)

                           Pennichuck Corporation
                   Notes to Condensed Financial Statements

NOTE A -- ACCOUNTING POLICIES

Basis of Presentation. In the parent-company-only financial statements, the Company's investment in its subsidiaries is stated at cost plus equity in undistributed earnings of its subsidiaries. Parent-company-only financial statements should be read in conjunction with the Company's Annual Report to Shareholders for the year ended December 31, 1999.

NOTE B -- COMMON DIVIDENDS FROM SUBSIDIARIES

Common stock cash dividends paid to Pennichuck Corporation by its subsidiaries were as follows:

                                            1999        1998        1997
                                         ----------------------------------

    Pennichuck Water Works, Inc.         $1,521,587    $945,181    $794,625

    Pittsfield Aqueduct Company, Inc.           ---      12,800      12,800

    Pennichuck East Utility, Inc.            68,454      12,215        ----
                                         ----------------------------------
          TOTAL                          $1,590,041    $970,196    $807,425
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

                                       Pennichuck Corporation
                                       ----------------------
                                       (Registrant)

                                       Date: March 20, 2000
                                             --------------

                                       By: /s/ Charles J. Staab
                                               ------------------
                                               Charles J. Staab
                                               Vice President, Treasurer
                                               and Chief Financial Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                            Title                                 Date
--------------------------------------------------------------------------------------------

/s/ Maurice L. Arel            President and Director (Principal
-------------------            Executive Officer)                             March 20, 2000
    Maurice L. Arel

/s/ Stephen J. Densberger      Executive Vice President
-------------------------      and Director                                   March 20, 2000
    Stephen J. Densberger

/s/ Charles J. Staab           Vice President, Treasurer
---------------------          Chief Financial Officer
    Charles J. Staab           and Director (Principal Financial Officer)     March 20, 2000

/s/ Bonalyn J. Hartley         Vice President and Controller
----------------------         (Principal Accounting Officer)                 March 20, 2000
    Bonalyn J. Hartley

/s/ Joseph A. Bellavance       Director                                       March 20, 2000
------------------------
    Joseph A. Bellavance

/s/ Charles E. Clough          Director                                       March 20, 2000
----------------------
    Charles E. Clough

/s/ Robert P. Keller           Director                                       March 20, 2000
--------------------
    Robert P. Keller

/s/ John R. Kreick             Director                                       March 20, 2000
------------------
    John R. Kreick

/s/ Hannah M. McCarthy         Director                                       March 20, 2000
-----------------------
    Hannah M. McCarthy

/s/ Martha E. O'Neill          Director                                       March 20, 2000
---------------------
    Martha E. O'Neill