Form 10QSB
period 2000-03-31
PENNICHUCK CORP
filed 2000-05-10
CIK 788885

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)

    X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2000

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____ to _____.

Commission file number 0-18552

                              Pennichuck Corporation

(Exact name of small business issuer as specified in its charter)

New Hampshire (State or other jurisdiction of incorporation or organization)	02-0177370 (I.R.S. Employer Identification No.)
Four Water Street, Nashua, New Hampshire (Address of principal executive offices)	03061 (Zip Code)

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

Common Stock, $1 Par Value--1,752,111 shares as of May 1, 2000

INDEX

PENNICHUCK CORPORATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION	PAGE NUMBER
Item 1. Item 2. PART II. Item 1. Item 2. Item 3. Item 4. Item 5. Item 6.

Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets--
March 31, 2000 and December 31, 1999

Condensed Consolidated Statements of Income--
Three months ended March 31, 2000 and 1999

Condensed Consolidated Statements of Cash Flows--
Three months ended March 31, 2000 and 1999

Notes to Condensed Consolidated Financial Statements--
March 31, 2000

Management's Discussion and Analysis of
Financial Condition and Results of Operations

OTHER INFORMATION

Legal Proceedings
Changes in Securities
Defaults upon Senior Securities
Submission of Matters to a Vote
of Security Holders
Other Information
Exhibits and Reports on Form 8-K

		3 4 5 6 7-10 Not Applicable Not Applicable Not Applicable 10 Not Applicable 11
SIGNATURES		12

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31 2000 (Unaudited)	December 31 1999
(In thousands)

ASSETS
Property, Plant and Equipment
    Land
    Buildings
    Equipment
    Construction work in progress

    Less accumulated depreciation

Current Assets
    Cash
    Accounts receivable, net
    Inventory
    Other current assets

Other Assets
    Land development costs
    Deferred charges, net
    Investment in real estate partnerships
TOTAL ASSETS

STOCKHOLDERS' EQUITY AND LIABILITIES
Stockholders' Equity:
    Common stock-par value $1 per share
    Paid in capital
    Retained earnings
    Treasury stock, at cost

Minority Interest
Long Term Debt, less current portion

Current Liabilities
    Current portion of long term debt
    Accounts payable
    Accrued interest payable
    Other accrued expenses

Other Liabilities
    Contributions in aid of construction
    Other liabilities and deferred credits
TOTAL STOCKHOLDERS' EQUITY & LIABILITIES

$ 1,012 22,707 60,503 363 84,585 20,611 3,974 2,262 2,237 303 495 5,297 3,825 2,449 502 $76,047 $ 1,767 14,565 10,401 (358) 26,375 288 27,206 1,089 485 304 671 2,549 12,218 7,411 $76,047	$ 998 22,248 58,620 955 83,071 20,066 63,005 2,438 2,509 312 739 5,998 3,753 2,430 395 $75,581 $ 1,761 14,458 10,361 (323) 26,257 295 27,223 1,043 479 383 1,225 3,130 11,300 7,376 $75,581

See notes to condensed consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three Months Ended March 31
2000	1999
(In thousands, except per share amounts)

Revenues
    Water utility operations
    Real estate and other operations

Operating expenses
    Water utility operations
    Real estate and other operations

Operating income

    Other income
    Interest expense

Income before income taxes

    Provision for income taxes

Net income before minority interest

Minority interest in (loss) of Westwood Park LLC

Net Income

Net earnings per common share:
    Basic
    Diluted

Weighted average common shares:
    Basic
    Diluted

Dividends paid per common share

$3,640 495 4,135 2,720 218 2,938 1,197 40 (500) 737 283 454 (6) $ 460 $ .26 $ .26 1,765,342 1,770,260 $ .24	$3,563 329 3,892 2,552 163 2,715 1,177 44 (503) 718 277 441 (15) $ 456 $ .26 $ .26 1,735,307 1,750,916 $ .22

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three Months Ended March 31
2000	1999
(In thousands)

CASH PROVIDED (USED) BY:

Operating Activities
    Net income
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
        Depreciation and amortization
        Deferred income taxes
        Change in working capital

Investing Activities:
    Purchase of property, plant and
      equipment and other assets
    Increase in contributions in aid of
      construction
    (Decrease) Increase in other

Financing Activities:
    Payments on long-term debt
    Proceeds from issuance of long-term debt
    Payment of common dividends
    Proceeds from dividend reinvestment plan
      and other

(DECREASE) INCREASE IN CASH

CASH AT BEGINNING OF PERIOD

CASH AT END OF PERIOD

$ 460 552 23 (102) 933 (1,668) 967 (95) (796) (17) 46 (420) 78 (313) (176) 2,438 $ 2,262	$ 456 498 23 464 1,441 (913) 385 42 (486) (17) 34 (378) 133 (228) 727 3,602 $ 4,329

Supplemental Cash Flow Information. Interest paid was $553,712 and $370,175 for the three months ended March 31, 2000 and 1999, respectively. No income taxes were paid in either of the three month periods ended March 31, 2000 and 1999.

See notes to condensed consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2000

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

NOTE B -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The Balance Sheet amounts shown under the December 31, 1999 column have been derived from the audited financial statements of the Company as contained in its Annual Report on Form 10-KSB filed with the Securities and Exchange Commission and its Annual Report to Shareholders.

PART I. FINANCIAL INFORMATION
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity and Financial Condition

During the first quarter of 2000, our cash needs for operations, capital projects and dividends were funded through a combination of operating cash flow and available short term investments. Our operating subsidiaries generated approximately $933,000 in consolidated operating cash flow for the three months ended March 31, 2000, consisting of net income and non-cash charges of $1,035,000, less working capital requirements of $102,000. For the quarter ended March 31, 2000, our Company's cash and cash equivalents on hand decreased by $176,000 to $2.26 million, which is currently held in short-term money market investments. These funds represent the unexpended proceeds from a $9.4 million public equity offering which we completed in late November 1998. We expect to use this cash to fund any future acquisitions and to fund any cash flow deficiencies in 2000 and 2001 which may result from our continued investment in capital projects. Typically, our cash needs are at their lowest point of the year during the first quarter since construction activity for our water utilities and the related capital expenditures do not normally begin until the second quarter.

We also maintain a revolving credit agreement (the "agreement") with Fleet Bank-NH ("Fleet"). The agreement allows us to borrow up to $2.5 million at interest rates tied to Fleet's cost of funds or LIBOR, whichever is lower. At March 31, 2000, there were no borrowings outstanding under this agreement.

The Company's consolidated capital budget for 2000 consists of approximately $4.8 million for various projects of our three operating utilities. Of that amount, we expect to spend

(i)	$1.75 million for replacement of our aging infrastructure,
(ii)	$1.11 million for new interconnection and distribution lines,
(iii)	$1.03 million for pumping and storage improvements, and
(iv)	the remainder on technology-related upgrades to our operating and administrative systems as well as routine capital investments.

So far in 2000, we have spent approximately $701,000, which is net of $967,000 of contributions in aid of construction from area towns and developers. We believe that our operating cash flow, together with a portion of available short-term investments, will be sufficient to fund our 2000 capital expenditure program, dividend and principal payments.

Besides the change in our cash accounts from December 31, 1999 to March 31, 2000, the other major changes in our financial position were (i) a decrease of $359,000 in "Other Current Assets" resulting from prepaid property taxes which were amortized and charged against our earnings during the first quarter of 2000 and (ii) a decrease of $554,000 in other accrued expenses, principally due to payments of retainage amounts on outstanding construction contracts and other miscellaneous accruals.

At March 31, 2000, consolidated retained earnings increased slightly to $10,401,000, or by $40,000 from the beginning of the year. This increase is due to consolidated net income of $460,000 earned during the first quarter less a payout of $420,000 in common dividends.

Results of Operations - -	Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

For the three months ended March 31, 2000, our consolidated net income was $460,000 slightly more than the $456,000 for the same period in 1999. Basic and diluted earnings per common share were $.26 for the first quarter of 2000 and 1999. Our consolidated revenues for the first quarter of 1999 increased from $3,892,000 in 1999 to $4,135,000 in 2000. As discussed below, this increase of 6.2% reflects revenue growth in each of the Company's principal lines of business, particularly in our real estate operations, which were partially offset, however, by an increase in our utility expenses.

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

Water Utility Operations

The Company's water utility operations include the activities of Pennichuck, Pennichuck East and Pittsfield, each of which is regulated by the New Hampshire Public Utilities Commission (the "Commission"). For the three months ended March 31, 2000, approximately 81%, 15% and 4% of the total utility operating revenues of $3,639,000 were generated by Pennichuck, Pennichuck East and Pittsfield, respectively. The contribution percentage of each utility in 2000 was not materially different from the same quarter in 1999.

Total water utility revenues for 2000 represents a 2.2% increase, or $77,000, over the same period in 1999, principally due to:

(i)	a 2% increase in the number of customers serviced in Pennichuck's core system, and
(ii)	an increase of 3.9% in Pennichuck's and Pennichuck East's community water system customers.

During 1999 and the first quarter of 2000, none of the Company's water utility subsidiaries had any rate cases pending before the Commission.

The total operating expenses of our water utility operations were $2,720,000 for the three months ended March 31, 2000, or an increase of $168,000, or 6.6%, over the quarter ended March 31, 1999. Our water utilities' operating costs increased because of :

(i)	approximately $67,000 in additional depreciation expense resulting from an increase in Pennichuck's investment in plant investment in 1998 and 1999, and
(ii)

a $171,000 increase in operations and maintenance expenses principally due to higher labor and benefit costs for five new employees and higher chemical costs incurred at our primary treatment facility.

For the three months ended March 31, 2000, the combined operating income of our three water utilities was $920,000, an decrease of $90,000 from the same quarter in 1999. Thus far in 2000, approximately 73%, 22% and 5% of the combined utilities' operating income have been provided by Pennichuck, Pennichuck East and Pittsfield, respectively.

Real Estate and Other Operations

For the three months ended March 31, 2000, revenues from our real estate activities and revenues from our other activities were $317,000 and $178,000, respectively.

Nearly two thirds, or $205,000, of our real estate revenues for the first quarter of 2000 were provided by the sale of homes through our Heron Cove LLC residential joint venture compared to $35,000 in the same quarter in 1999. That joint venture, in which Southwood is a 50% owner, was formed for the construction and sale of 87 homes in Merrimack, New Hampshire.

Heron Cove LLC, which began construction of homes in the fourth quarter of 1998, has sold thirty homes during calendar year 1999 and eight homes as of March 31, 2000.

Southwood also sold a one-half interest in a land parcel to a local developer which resulted in a $100,000 pretax gain for Southwood in the first quarter of 2000. Subsequently, we conveyed our remaining interest in that land parcel to a limited liability corporation - Heron Cove Office Park II ("HECOP II") in which Southwood is a 50% owner. HECOP II is constructing a 42,000 square foot office building which is expected to be leased to third parties later during 2000.

Other operating revenues of $178,000 for the quarter ended March 31, 2000 were $34,000 greater than the same quarter in 1999. These revenues consist chiefly of fees charged by our Service Corporation under various operations and billing contracts with local municipalities as well as rental income from several tower leases. The increase in 2000 revenues over 1999 resulted primarily from additional work performed by the Service Corporation under an operations and maintenance contract with the Town of Hudson, New Hampshire.

PART II. OTHER INFORMATION
Item 2. Changes in Securities

The Company maintains a stock option plan for the benefit of its officers and key employees. Under the plan, incentive stock options may be granted to acquire shares of the Company's common stock, $1.00 par value, at an exercise price equal to the closing sale price of the Company's common stock on the date of the grant. During the period covered by this report, options were exercised to acquire 3,976 shares under the plan. The offer and sale of shares of common stock under the plan is exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(11) thereof, as (i) the Company is incorporated under the laws of New Hampshire and (ii) all employees receiving and exercising stock option grants are residents of the State of New Hampshire. The shares acquired pursuant to such exercise are restricted from transfer for one year following the date of acquisition.

Item 4. Submission of Matters to a Vote of Security Holders

(a) On April 20, 2000, the Company held its Annual Meeting of Shareholders to elect three directors; to ratify the appointment by the Board of Directors of the firm of Arthur Andersen LLP as independent accountants of the Company for the year ending December 31, 2000; to act upon a proposal to amend the Company's Articles of Incorporation to increase the number of authorized common shares from 5 million to 11.5 million; and to act upon a proposal to approve the 2000 Stock Option Plan.

(b) The following incumbent directors were re-elected to a three year term expiring at the Annual Meeting of Shareholders in 2003:

Number of Shareholders Voting --
	For	Withheld
Maurice L. Arel Joseph A. Bellavance Robert P. Keller	1,471,352 1,476,150 1,466,761	35,825 31,028 40,417

The continuing directors whose terms expire beyond the April 20, 2000 Annual Meeting date are:

Charles E. Clough John R. Kreick Martha E. O'Neill	Stephen J. Densberger Hannah M. McCarthy Charles J. Staab

(c) By a vote of 1,496,898 shares FOR, 6,511 shares WITHHELD and 3,767 shares ABSTAINING, the Board of Directors' appointment of Arthur Andersen LLP as the Company's independent accountants for the year ending December 31, 2000 was ratified.

(d) By a vote of 1,399,519 shares FOR, 91,440 shares WITHHELD and 16,218 shares ABSTAINING, the proposal to amend the Company's Articles of Incorporation to increase the number of authorized common shares from 5 million to 11.5 million was approved.

(e) By a vote of 946,843 shares FOR, 136,782 shares WITHHELD and 20,252 shares ABSTAINING, the 2000 Stock Option Plan was approved

Item 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)	Exhibits filed herewith: None
(b)	There were no reports on Form 8-K filed during the first quarter of 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 10, 2000 Date: May 10, 2000

Pennichuck Corporation
(Registrant)

/s/ Maurice L. Arel
Maurice L. Arel, President and
Principal Executive Officer

/s/ Charles J. Staab
Charles J. Staab, Vice President,
Treasurer and Principal Financial
Officer