Form 10QSB
period 2000-06-30
PENNICHUCK CORP
filed 2000-08-09
CIK 788885

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB

(Mark one)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

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

Common Stock, $1 Par Value-1,754,631 shares as of August 1, 2000


                                    INDEX

                   PENNICHUCK CORPORATION AND SUBSIDIARIES


PART I.    FINANCIAL INFORMATION                                      PAGE NUMBER
--------------------------------                                      -----------

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets--
           June 30, 2000 and December 31, 1999                        3

           Condensed Consolidated Statements of Income--
           Three and six months ended June 30, 2000 and 1999          4

           Condensed Consolidated Statements of Cash Flows--
           Six months ended June 30, 2000 and 1999                    5

           Notes to Condensed Consolidated Financial
           Statements--June 30, 2000                                  6


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations              7-12


PART II.   OTHER INFORMATION
----------------------------

Item 1.    Legal Proceedings                                          Not Applicable
Item 2.    Changes in Securities                                      12
Item 3.    Defaults upon Senior Securities                            Not Applicable
Item 4.    Submission of Matters to a Vote
           of Security Holders                                        Not Applicable
Item 5.    Other Information                                          Not Applicable
Item 6.    Exhibits and Reports on Form 8-K                           12

SIGNATURES                                                            13
----------



PART I.    FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                              June 30                        December 31
                                               2000        (In thousands)       1999
                                            --------------------------------------------
                                            (Unaudited)

ASSETS
Property, Plant and Equipment
  Land                                        $ 1,012                          $   998
  Buildings                                    22,927                           22,498
  Equipment                                    61,041                           58,620
  Construction work in progress                   561                              955
                                              ----------------------------------------
                                               85,541                           83,071
  Less accumulated depreciation                21,192                           20,066
                                              ----------------------------------------
                                               64,349                           63,005

Current Assets
  Cash                                            827                            2,438
  Accounts receivable, net                      2,684                            2,509
  Notes receivable                                838                               --
  Inventory                                       306                              312
  Other current assets                            151                              739
                                              ----------------------------------------
                                                4,806                            5,998

Other Assets
  Land development costs                        3,801                            3,753
  Deferred charges, net                         2,479                            2,430
  Investment in real estate partnerships          638                              395
                                              ----------------------------------------
TOTAL ASSETS                                  $76,073                          $75,581
                                              ========================================

STOCKHOLDERS' EQUITY AND LIABILITIES
  Common stock-par value $1 per share         $ 1,770                          $ 1,761
  Paid in capital                              14,633                           14,458
  Retained earnings                            10,577                           10,361
  Treasury stock, at cost                        (358)                            (323)
                                              ----------------------------------------
                                               26,622                           26,257
Minority Interest                                 279                              295
Long Term Debt, less current portion           27,154                           27,223

Current Liabilities
  Current portion of long term debt             1,121                            1,043
  Accounts payable                                446                              479
  Accrued interest payable                        369                              383
  Other accrued liabilities                       443                            1,225
                                              ----------------------------------------
                                                2,379                            3,130
Other Liabilities
  Contributions in aid of construction         12,255                           11,300
  Other liabilities and deferred credits        7,384                            7,376
                                              ----------------------------------------
TOTAL STOCKHOLDERS' EQUITY & LIABILITIES      $76,073                         $ 75,581
                                              ========================================



See notes to condensed consolidated financial statements.


PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                      Quarter Ended            Six Months Ended
                                                         June 30                   June 30
                                                  ----------------------    ----------------------
                                                    2000         1999         2000         1999
                                                    ----         ----         ----         ----
                                                      (In thousands, except per share amounts
                                                       and weighted average number of shares)

Revenues
  Water utility operations                        $   3,941    $   4,284    $   7,581    $   7,847
  Real estate operations and other                      512          426        1,007          755
                                                  ------------------------------------------------
                                                      4,453        4,710        8,588        8,602
Operating expenses
  Water utility operations                            2,852        2,832        5,572        5,384
  Real estate operations and other                      218          156          436          319
                                                  ------------------------------------------------
                                                      3,070        2,988        6,008        5,703

Operating income                                      1,383        1,722        2,580        2,899

  Other income                                           50           45           90           89
  Interest expense                                     (500)        (510)      (1,000)      (1,013)
                                                  ------------------------------------------------

Income before income taxes                              933        1,257        1,670        1,975

  Provision for income taxes                            347          483          630          760
                                                  ------------------------------------------------

Net income before minority interest                     586          774        1,040        1,215

Minority interest in (loss) Westwood Park, LLC          (10)          (3)         (16)         (18)
                                                  ------------------------------------------------

Net income                                        $     596    $     777    $   1,056    $   1,233
                                                  ================================================

Earnings per common share:
  Basic                                           $     .34    $     .45    $     .60    $     .71
  Diluted                                         $     .34    $     .44    $     .60    $     .70

Weighted average common shares:
  Basic                                           1,768,947    1,740,363    1,767,112    1,736,663
  Diluted                                         1,774,818    1,755,105    1,772,983    1,751,405

Dividends paid per common share                   $     .24    $     .23    $     .48    $     .45



See notes to condensed consolidated financial statements


PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                               Six Months Ended
                                                    June 30
                                                2000       1999
                                              ------------------
                                                (In thousands)

CASH PROVIDED (USED) BY:

Operating Activities
  Net income                                  $ 1,056    $ 1,233
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization               1,119      1,028
    Deferred income taxes                          45         45
    Change in working capital                  (1,208)      (445)
                                              ------------------
                                                1,012      1,861

Investing Activities:
  Purchase of property, plant and
   equipment and other assets                  (2,666)    (2,783)
  Increase in contributions in aid of
   construction                                   991        757
  (Increase) in other                            (266)       (52)
                                              ------------------
                                               (1,941)    (2,078)
Financing Activities:
  Payments on long-term debt                      (82)       (17)
  Proceeds from issuance of long-term debt         91         72
  Payment of common dividends                    (840)      (774)
  Proceeds from dividend reinvestment plan
   and other                                      149        198
                                              ------------------
                                                 (682)      (521)
(DECREASE) IN CASH                             (1,611)      (738)

CASH AT BEGINNING OF PERIOD                     2,438      3,602
                                              ------------------

CASH AT END OF PERIOD                         $   827    $ 2,864
                                              ==================



Supplemental Cash Flow Information. Interest paid was $929,000 and $895,000 for the six months ended June 30, 2000 and 1999, respectively. Income taxes paid were $284,000 and $242,000 for the six month periods ended June 30, 2000 and 1999 respectively.

See notes to condensed consolidated financial statements.


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2000

NOTE A -- BACKGROUND

      The financial statements include the accounts of Pennichuck Corporation (the "Company") and its wholly-owned subsidiaries, Pennichuck Water Works, Inc. ("Pennichuck"), Pennichuck East Utility, Inc. ("Pennichuck East"), Pittsfield Aqueduct Company, Inc. ("Pittsfield"), The Southwood Corporation ("Southwood") and Pennichuck Water Service Corporation (the "Service Corporation"). All significant intercompany accounts have been eliminated in consolidation.

NOTE B -- BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The Balance Sheet amounts shown under the December 31, 1999 column have been derived from the audited financial statements of the Company as contained in its Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended December 31, 1999.

NOTE C - EARNINGS PER SHARE

      Diluted earnings per share were computed by dividing actual net income by the adjusted weighted average number of shares of common stock which include the effect of dilutive unexercised stock options.

PART I.  FINANCIAL INFORMATION
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity and Financial Condition

      During the first half of 2000, our cash needs for operations, capital projects and dividends were funded primarily through a combination of the operating cash flow from our subsidiaries and available cash. Our operating cash flow for the six months ended June 30, 2000 was derived principally from net income of $1.06 million, non-cash charges of $1.16 million offset by $1.21 million of working capital required during that period. At June 30, 2000, the Company's cash and cash equivalents on hand had decreased by $1.61 million from the beginning of the year. That decrease in our cash balance is due to (i) nearly $750,000 of property tax and debt service payments made by our subsidiaries on June 30, 2000 and (ii) nearly $838,000 which was loaned to one of our unconsolidated real estate joint ventures as discussed further in this report. During July 2000, approximately $450,000 was repaid on those notes receivable by the real estate joint venture.

      We also maintain a revolving credit agreement (the "agreement") with Fleet Bank-NH ("Fleet"). The agreement, as amended, allows us to borrow up to $2.5 million at interest rates tied to Fleet's cost of funds or LIBOR, whichever is lower. At June 30, 2000, there were no borrowings outstanding under this agreement.

      The Company's consolidated capital budget for 2000 consists of approximately $4.8 million, practically all of which relates to various projects of our three operating water utilities. Our capital projects for this year are expected to be for the following:

      (i)    $1.18 million for replacement of our aging infrastructure,
      (ii)   $1.9 million for new distribution lines and storage,
      (iii)  $760,000 for water treatment and supply, and
      (iv) the remainder on technology-related upgrades to our operating and administrative systems.

      So far in 2000, we have recorded approximately $2.49 million of additions to "Property, Plant and Equipment," of which nearly $1 million has been in the form of contributions in aid of construction. We believe that our operating cash flow for the second half of 2000, together with available short-term investments, will be sufficient to fund our remaining 2000 capital expenditure program, cash dividends and required principal payments.

      Besides the change in our cash accounts from December 31, 1999 to June 30, 2000, other major changes in our financial position were (i) a decrease of $588,000 in "Other current assets" resulting from prepaid property taxes which were amortized and charged against our earnings during the first quarter of 2000 and (ii) a decrease of $782,000 in "Other accrued liabilities" principally due to payments of retainage amounts on outstanding construction contracts and other miscellaneous accruals.

Liquidity and Financial Condition (Continued)

      The "Notes receivable" balance of $838,000 at June 30, 2000 represents amounts loaned by the Company to a certain real estate partnership in which Southwood is a 50% owner. The loans to the partnership are for the infrastructure development and construction of 7 homes in Nashua, New Hampshire and are secured by a mortgage on the land.

Results of Operations -- Three Months Ended June 30, 2000 Compared to
                         Three Months Ended June 30, 1999

      For the three months ended June 30, 2000, consolidated net income was $596,000, or $.34 per share compared to $777,000, or $.45 per share for the same period in 1999. Consolidated revenues for the second quarter decreased from $4.71 million in 1999 to $4.45 million in 2000. The reduction in consolidated net income and revenues was principally a result of decreased water sales in Pennichuck and Pennichuck East during May and June 2000 partially offset by an increase in real estate activity, as discussed in further detail below.

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

Water Utility Operations
------------------------

      Utility operating revenues for the three months ended June 30, 2000 decreased to $3.94 million, or an 8% decrease from the same period in 1999 as shown in the table below broken out by each of our regulated water utilities:


                    June 30, 2000    June 30, 1999      Change
                    -------------    -------------      ------

Pennichuck           $3,226,000       $3,448,000      $(222,000)
Pennichuck East         610,000          728,000       (118,000)
Pittsfield              105,000          108,000         (3,000)
                     ------------------------------------------
Total                $3,941,000       $4,284,000      $(343,000)
                     ==========================================

      The decrease in water revenues of $343,000 reflects the damper and cooler conditions in the second quarter of 2000 compared to the unusually hotter and drier conditions during the same period last year as indicated by the following statistics for the respective quarters ended June 30:


                                    2000           1999          Change
                                    ----           ----          ------

      Rainfall (inches)             16.8            7.0           9.7
      Average Maximum Temperature   67.7 Degrees   71.7 Degrees    (4 Degrees)

      The effect of the above changes in weather conditions from 1999 to 2000 was to reduce Pennichuck's pumpage from 16.3 million gallons per day for the second quarter of 1999 to 13.4 million gallons per day for 2000 -- a decrease of 17.7%.

      The adverse effect of the decline in pumpage and consumption, however, was partially offset by a 2.2% increase in new customers within Pennichuck and Pennichuck East from June 1999 to June 2000. None of our water companies had any rate proceedings pending before the New Hampshire Public Utilities Commission during the three months ended June 30, 2000 or 1999.

      Total utility operating expenses, which include production, distribution system maintenance, administration, depreciation and taxes other than income taxes, were $2.85 million for the three months ended June 30, 2000, which was approximately the same level as last year. Although total production and treatment costs decreased by $65,000 as a result of the aforementioned decline in pumpage, our utilities did experience a similar increase in depreciation expense and property taxes reflecting their increased investment in operating assets during 1999 and 2000.

Real Estate Operations and Other
--------------------------------

      Revenues from our real estate activities and other activities (principally contract operations) were $345,000 and $167,000, respectively, for the three months ended June 30, 2000. For the same period last year, real estate and other revenues were $313,000 and $113,000, respectively.

      Of our real estate revenues for the second quarter of 2000, $262,000 was provided by the 11 sale of homes through a residential joint venture in which Southwood is a 50% owner. Under the terms of the partnership agreement, Southwood conveyed the related land parcels to the partnership in exchange for a non-interest bearing note secured by a second mortgage on the real estate conveyed. Of the 87 homes expected to be built and sold by the partnership, 49 homes have been sold since sales activities began in early 1999 and 25 additional homes are currently under purchase and sale agreements pending completion of construction.

      Other operating revenues of $167,000 for the quarter ended June 30, 2000 consisted chiefly of fees charged by our Service Corporation under various operations and billing contracts as well as rental income from several tower leases. The $54,000 increase in 2000 revenues over 1999 resulted primarily from additional contract work billed by the Service Corporation under an operations contract with a local municipality.

      Operating expenses associated with our real estate and other activities for the second quarter of 2000 were approximately $218,000, or $62,000 greater than last year. This increase resulted principally from additional direct contract maintenance expenses and increased intercompany charges from the Company during the second quarter of 2000.

Results of Operations -- Six Months Ended June 30, 2000 Compared to Six Months
                         Ended June 30, 1999

      For the six months ended June 30, 2000, consolidated net income was $1.06 million, compared to $1.23 million for the same period in 1999. On a per share basis, basic earnings per share decreased to $.60 for the six months ended June 30, 2000 from $.71 last year. The year-to-date consolidated revenues in 2000 were $8.59 million, a slight decrease from last year. Although consolidated revenues did not change materially from 1999 to 2000, there was a significant change in revenues among our principal business segments as discussed in this report.

Water Utility Operations
------------------------

      Utility operating revenues for the first half of 2000 totaled $7.58 million, or a $266,000 decrease from the same period in 1999. For the six months ended June 30, 2000, water pumpage within Pennichuck's core system was 8.32% less than last year. As explained earlier, all of that decrease resulted during the second quarter of 2000 due to the damper and cooler weather conditions experienced in May and June of this year. The table below summarizes the change in utility revenues for each of our water utilities:


                      2000          1999         Change
                      ----          ----         ------

Pennichuck         $6,177,000    $6,360,000    $(183,000)
Pennichuck East     1,173,000     1,285,000     (112,000)
Pittsfield            231,000       202,000       29,000
                   -------------------------------------
Total              $7,581,000    $7,847,000    $(266,000)
                   =====================================

      For the six months ended June 30, 2000, the utility operating expenses increased by $188,000, or 3.5%, to $5,572,000. That increase is primarily comprised of

      * $83,000 of additional depreciation expense recognized by our three utilities for the first half of 2000 as a result of their $4.7 million net investment in plant assets during 1999,
      * approximately $46,000 of lower capitalized general and administrative costs in 2000 and
      * a $42,000 increase in special fees and services incurred by Pennichuck during the first half of this year.

      As a result of Pennichuck's capital investment in the past three years and increases in related operating costs, its overall return on investment ("ROI") has begun to decline. For the trailing twelve months ended June 30, 2000, its ROI was 7.89% which is 45 basis points below its authorized ROI of 8.34%. At this time, it appears likely that management will be filing a rate case with the New Hampshire Public Utilities Commission in early 2001 to recover, through increased water rates, its return on new investment and additional operating costs incurred since its last rate case in 1997.

Real Estate and Other Operations
--------------------------------

      For the six months ended June 30, 2000 and 1999, revenues from real estate and other activities totaled $1,007,000 and $755,000, respectively. Of those amounts, approximately $661,000 and $461,000 relate to real estate revenues earned by Southwood during the comparative periods. The $200,000 increase in Southwood's revenues thus far in 2000 has resulted principally from home sales generated by a residential real estate venture in which Southwood is a 50% owner.

      In the first quarter of 2000, Southwood sold a one-half interest in a land parcel to a local developer which resulted in a $100,000 pretax gain. Subsequently, we conveyed our remaining interest in that land parcel to a limited liability corporation - Heron Cove Office Park II ("HECOP II") in which Southwood is a 50% owner. HECOP II is constructing a 42,000 square foot office building, of which approximately 40,000 square feet is subject to either signed, long-term lease agreements or letters of intent to lease with third parties. A similar sale occurred in the first quarter of 1999 in which Southwood sold a one half interest in a land parcel to the same local developer which resulted in a $72,000 pretax gain. That land was also conveyed to a limited liability corporation - Heron Cove Office Park I ("HECOP I") which owns and leases a 39,000 square foot office building.

      Revenues from other operating activities during the six months ended June 30, 2000 include $346,000 for contract operations and other services performed by the Service Corporation which is a $52,000 increase from the same period in 1999. The increase in 2000 over last year resulted primarily from additional services and fees charged by the Service Corporation under an operations and maintenance contract with a local municipality.

PART II.   OTHER INFORMATION
Item 2.    Changes in Securities

      The Company maintains a stock option plan for the benefit of its officers and key employees. Under the plan, incentive stock options may be granted to acquire shares of the Company's common stock, $1.00 par value, at an exercise price equal to the closing sale price of the Company's common stock on the date of the grant. During the period covered by this report, options were exercised to acquire 225 shares under the plan. The offer and sale of shares of common stock under the plan is exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(11) thereof, as (i) the Company is incorporated under the laws of New Hampshire and (ii) all employees receiving and exercising stock option grants are residents of the State of New Hampshire. The shares acquired pursuant to such exercise are restricted from transfer for one year following the date of acquisition.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K:

      (a)  Exhibits filed herewith:

           Exhibit 3.5 Articles of Amendment to the Articles of Incorporation authorizing the increase in the aggregate number of authorized common shares of the Company from 5 million shares to 11.5 million shares

           Exhibit 3.6 Articles of Amendment to the Articles of Incorporation designating a Series A Junior Participating Preferred Stock

      (b) The following report on Form 8-K was filed during the second quarter of 2000:

           Form 8-K Filed on April 21, 2000 for the adoption of a Shareholders' Rights Agreement


                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Pennichuck Corporation
                                       ----------------------
                                       (Registrant)


Date: August 8, 2000                   /s/ Maurice L. Arel
      --------------                   -------------------
                                       Maurice L. Arel, President and
                                       Principal Executive Officer


Date: August 8, 2000                   /s/ Charles J. Staab
      --------------                   --------------------
                                       Charles J. Staab, Vice President,
                                       Treasurer and Principal Financial
                                       Officer