Form 10QSB
period 2000-09-30
PENNICHUCK CORP
filed 2000-11-09
CIK 788885

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____ to _____.


                       Commission file number 0-18552

                           Pennichuck Corporation
---------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

              New Hampshire                          02-0177370
---------------------------------------------------------------------------
   (State or other jurisdiction                   (I.R.S. Employer
 of incorporation or organization)               Identification No.)

Four Water Street, Nashua, New Hampshire                03061
---------------------------------------------------------------------------
 (Address of principal executive offices)             (Zip Code)

                               (603) 882-5191
---------------------------------------------------------------------------
                         (Issuer's telephone number)

                               Not applicable
---------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $1.00 Par Value -- 1,757,946 shares as of November 1, 2000


                                    INDEX

                   PENNICHUCK CORPORATION AND SUBSIDIARIES

                                                                PAGE NUMBER
                                                                -----------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets--
         September 30, 2000 and December 31, 1999                    3

         Condensed Consolidated Statements of Income--
         Nine months and quarter ended September 30, 2000
         and 1999                                                    4

         Condensed Consolidated Statements of Cash Flows--
         Nine months ended September 30, 2000 and 1999               5

         Notes to Condensed Consolidated Financial
         Statements--September 30, 2000                              6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations              7-12

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                    Not Applicable
Item 2.  Changes in Securities                                      13
Item 3.  Defaults upon Senior Securities                      Not Applicable
Item 4.  Submission of Matters to a Vote
         of Security Holders                                  Not Applicable
Item 5.  Other Information                                          13
Item 6.  Exhibits and Reports on Form 8-K                           14

SIGNATURES                                                          14


PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                September 30    December 31
                                                    2000           1999
                                                ------------    -----------
                                                       (In thousands)
                                                         (Unaudited)

ASSETS
Property, Plant and Equipment
  Land                                            $ 1,180        $   998
  Buildings                                        22,962         22,498
  Equipment                                        63,826         58,620
  Construction work in progress                       374            955
                                                  ----------------------
                                                   88,342         83,071
  Less accumulated depreciation                    21,867         20,066
                                                  ----------------------
                                                   66,475         63,005

Current Assets
  Cash and cash equivalents                         2,017          2,438
  Accounts receivable, net                          2,855          2,509
  Note receivable                                     248            ---
  Inventory                                           354            312
  Other current assets                                198            739
                                                  ----------------------
                                                    5,672          5,998

Other Assets
  Land development costs                            3,384          3,753
  Deferred charges, net                             2,662          2,430
  Investment in real estate partnerships              645            395
                                                  ----------------------
TOTAL ASSETS                                      $78,838        $75,581
                                                  ======================

STOCKHOLDERS' EQUITY AND LIABILITIES
  Common stock-par value $1 per share             $ 1,770        $ 1,761
  Paid in capital                                  14,634         14,458
  Retained earnings                                11,305         10,361
  Treasury stock, at cost                            (291)          (323)
                                                  ----------------------
                                                   27,418         26,257
Minority Interest                                     380            295
Long Term Debt, less current portion               27,154         27,223

Current Liabilities
  Current portion of long term debt                   548          1,043
  Accounts payable                                    468            479
  Accrued interest payable                            461            383
  Other accrued liabilities                         1,906          1,225
                                                  ----------------------
                                                    3,383          3,130

Other Liabilities
  Contributions in aid of construction             13,084         11,300
  Other liabilities and deferred credits            7,419          7,376
                                                  ----------------------
TOTAL STOCKHOLDERS' EQUITY & LIABILITIES          $78,838        $75,581
                                                  ======================

See notes to condensed consolidated financial statements.


PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                             Quarter Ended              Nine Months Ended
                                             September 30                  September 30
                                         -------------------           -------------------
                                         2000           1999           2000           1999
                                         ----           ----           ----           ----
                                               (In thousands, except per share amounts)

Revenues
  Water utility operations            $   4,573      $   4,794      $  12,154      $  12,641
  Real estate operations and other        1,372            337          2,379          1,092
                                      ------------------------------------------------------
                                          5,945          5,131         14,533         13,733
Operating expenses
  Water utility operations                3,035          3,067          8,607          8,451
  Real estate operations and other          394            167            830            486
                                      ------------------------------------------------------
                                          3,429          3,234          9,437          8,937

Operating income                          2,516          1,897          5,096          4,796

  Interest and other income                  44             41            134            130
  Interest expense                         (496)          (506)        (1,496)        (1,519)
                                      ------------------------------------------------------

Income before income taxes                2,064          1,432          3,734          3,407

  Provision for income taxes                813            559          1,443          1,319
                                      ------------------------------------------------------

Net income before minority interest       1,251            873          2,291          2,088

Minority interest in income (loss)
 of Westwood Park, LLC                      101              3             85            (15)
                                      ------------------------------------------------------

Net income                            $   1,150      $     870      $   2,206      $   2,103
                                      ======================================================

Net income per common share:
  Basic                               $     .65      $     .50      $    1.25      $    1.21
  Diluted                             $     .64      $     .50      $    1.24      $    1.20

Weighted average number of shares
 Outstanding:
  Basic                               1,772,280      1,749,252      1,768,831      1,740,983
  Diluted                             1,777,789      1,759,287      1,774,340      1,751,018

Dividends paid per common share       $     .24      $     .23      $     .72      $     .68

See notes to condensed consolidated financial statements.


PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         Nine Months Ended
                                                           September 30
                                                         -----------------
                                                         2000         1999
                                                         ----         ----
                                                           (in thousands)

CASH PROVIDED (USED) BY:

Operating Activities
  Net income                                           $ 2,206      $ 2,103
  Adjustments to reconcile net income to net
   net cash provided by operating activities:
  Depreciation and amortization                          2,010        1,544
  Deferred income taxes                                     68           68
  Change in working capital                                712          781
                                                       --------------------
                                                         4,996        4,496
Investing Activities:
  Purchase of property, plant and
   equipment and other assets                           (5,425)      (4,395)
  Increase in contributions in aid of
   construction                                          1,869          766
  (Increase) decrease in other                            (251)        (208)
                                                       --------------------
                                                        (3,807)      (3,837)

Financing Activities:
  Payments on long-term debt                              (577)         (82)
  Proceeds from issuance of long-term debt                  13           94
  Payment of common dividends                           (1,262)      (1,172)
  Proceeds from dividend reinvestment plan
   and other                                               216          291
                                                       --------------------
                                                        (1,610)        (869)

(DECREASE) IN CASH                                        (421)        (210)

CASH AT BEGINNING OF PERIOD                              2,438        3,602
                                                       --------------------

CASH AT END OF PERIOD                                  $ 2,017      $ 3,392
                                                       ====================

Supplemental Cash Flow Information. Interest paid was $1,373,000 and $1,362,000 for the nine months ended September 30, 2000 and 1999, respectively. Income taxes paid were $509,000 and $632,000 for the nine months ended September 30, 2000 and 1999, respectively.

See notes to condensed consolidated financial statements.


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2000

NOTE A -- BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The Balance Sheet amounts shown under the December 31, 1999 column have been derived from the audited financial statements of the Company as contained in its Annual Report to Shareholders. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

NOTE B - EARNINGS PER SHARE

      Diluted earnings per share were computed by dividing actual net income by the adjusted weighted average number of shares of common stock which include the effect of any dilutive unexercised stock options.

NOTE C - SUBSEQUENT EVENT

      On October 26, 2000, Westwood Park LLC ("Westwood"), in which Southwood has a 60% ownership interest, entered into a purchase and sale agreement for the sale of approximately 56 acres of land in Nashua, New Hampshire. Under the terms of this agreement, Westwood will receive $5 million, less closing costs, in exchange for a fee simple interest in the land parcel. Southwood's portion of the after-tax gain from this sale is estimated to amount to an additional $.55 to $.65 per common share during the fourth quarter of 2000. This sale is subject to customary conditions and is expected to close in late November 2000.


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

      The Company's operating cash flow for the first nine months of 2000 was nearly $5.0 million. Operating cash flow was used to fund approximately $3.18 million of new rate base investment made by its water utility subsidiaries, net of contributions in aid of construction and customer advances. Typically, the Company's cash needs peak during the second and third quarters due to capital expenditures related to the construction activity of its water utilities. Overall, the Company experienced a negative cash flow of $421,000 from the beginning of 2000, principally as a result of the aforementioned rate base investment and an additional $1.84 million paid out for common dividends and principal payments on outstanding loan obligations. This shortfall in cash flow was covered by advances from the Company's short-term investments which at September 30, 2000 totaled $1.97 million. The following table provides the year-to-date cash in (out) flow by business segment:

                                                  In Millions
                                                  -----------

      Water utility operations                     $(1.465)
      Real estate and other                          1.044
                                                   -------
      Net Cash Flow                                $ (.421)
                                                   =======

      To supplement any deficiencies in cash flow, the Company also maintains a revolving credit agreement with a local bank which allows it to borrow up to $2.5 million at interest rates tied to the lower of the bank's cost of funds or LIBOR. At September 30, 2000, there were no borrowings outstanding under this agreement.

      For calendar year 2000, the Company's consolidated capital budget amounts to approximately $4.8 million, practically all of which relates to various projects of its three operating utilities. Of that amount, the Company expects to spend

      (i)    $1.18 million for replacement of aging infrastructure,
      (ii)   $1.9 million for new distribution lines and storage,
      (iii)  $760,000 for water treatment and supply, and
      (iv) the remainder on technology-related upgrades to its operating and administrative systems.

      Thus far in 2000, the Company has invested approximately $5.04 million in new utility plant, of which $1.87 million has been in the form of contributions in aid of construction from area developers. Operating cash flow for the remainder of 2000, together with available short-term investments, should be sufficient to fund the remaining 2000 capital expenditure program, cash dividends and required principal payments.

      Besides the change in its cash position from December 31, 1999 to September 30, 2000, other major changes in the Company's financial position were (i) an increase of $346,000 in "Accounts receivable" reflecting increased billed and unbilled revenues, (ii) a decrease of $541,000 in "Other current assets" resulting principally from prepaid property taxes which were amortized and charged against earnings during 2000 and (iii) an increase of $681,000 in "Other current liabilities" comprised principally of income taxes, customer deposits and retainage amounts due on construction projects at September 30, 2000.

      The "Note receivable" balance of $248,000 at September 30, 2000 represents amounts loaned by the Company to a certain real estate partnership in which Southwood is a 50% owner. The loan to the partnership is for the construction of 7 homes in Nashua, New Hampshire and is secured by a mortgage on the land.

 Results of Operations -- Three Months Ended September 30, 2000 Compared to
                          Three Months Ended September 30, 1999

      For the three months ended September 30, 2000, consolidated net income was $1.15 million, or $.65 per basic share compared to $870,000, or $.50 per basic share for the same period in 1999. Diluted earnings per share were $.64 and $.50 for the three months ended September 30, 2000 and 1999, respectively. Consolidated revenues for the third quarter increased nearly 16% -- from $5.13 million in 1999 to $5.95 million in 2000. As discussed in greater detail below, despite the overall growth in revenues, the Company's three water utility subsidiaries experienced a $221,000 decline in revenues while real estate and other revenues increased $1.04 million from the same quarter in 1999.

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

Water Utility Operations

      Utility operating revenues for the three months ended September 30, 2000 decreased to $4.57 million from $4.79 million for the same period in 1999 as shown in the table below, broken out by each of the Company's regulated water utilities:

                             2000            1999         Change
                             ----            ----         ------

Pennichuck                $3,763,000      $3,964,000      -5.1%
Pennichuck East              710,000         724,000      -1.9%
Pittsfield                   100,000         106,000      -5.7%
                          ----------      ----------
      Total               $4,573,000      $4,794,000      -4.6%
                          ==========      ==========

      As shown above, most of the decrease in water revenues during the third quarter of 2000 occurred in Pennichuck, the Company's primary water utility subsidiary. Consumption for the three months ended September 30, 2000 was adversely affected by less than ideal weather conditions experienced in the most recent third quarter, especially in July, compared to the third quarter in 1999 as shown by the following statistics:

      *     a 4.5% increase in rainfall for the quarter, and
      * a decrease in the average maximum temperature from 81 degrees in 1999 to 78 degrees in 2000.

      The effect of the decline in consumption, however, was partially offset by a 2.1% increase in the water utilities' customer base from September 1999 to September 2000. None of the water companies had any rate proceedings pending before the New Hampshire Public Utilities Commission during 2000 or 1999.

      Total utility operating expenses, which include production, distribution system maintenance, administrative, depreciation and taxes other than income taxes were $3.04 million for the three months ended September 30, 2000, a 1% decrease from the same period last year. Treatment and other production costs decreased by $75,000, or 8.3%, reflecting the decline in consumption during the third quarter of 2000 and were offset by $38,000 of increased distribution system maintenance costs and depreciation expense over the same quarter last year.

      As a result of Pennichuck's net investment in plant since its last rate case in 1997, its actual return on investment has declined to 7.49%, or 85 basis points below its allowed rate of return. In order to recover increased operating costs and earn a return on invested capital since 1997, Pennichuck intends to file a rate case in the first quarter of 2001. However, at this time, it is too early to estimate the amount of rate relief that Pennichuck will be requesting.

Real Estate Operations and Other

       Revenues from our real estate and other activities (principally contract operations) were $1.17 million and $198,000, respectively, for the three months ended September 30, 2000. For the same period last year, real estate and other revenues were $177,000 and $160,000, respectively.

      Real estate revenues for the third quarter of 2000 include approximately $704,000 from the sale of a 12.5 acre land parcel by Westwood Park LLC, a commercial joint venture in which Southwood holds a 60% ownership interest. The remaining real estate revenues of $469,000 represent Southwood's portion of pretax income generated by two residential joint ventures in which Southwood holds a 50% ownership interest. Those residential joint ventures, Heron Cove LLC and Ayers Crossing LLC, sold 13 homes and 4 homes, respectively, in the third quarter of 2000. Under the terms of the partnership agreements, Southwood has conveyed its ownership in the land to the partnerships in exchange for non-interest bearing notes from the partnerships, secured by a second mortgage on the real estate conveyed. Last year's real estate revenues for the comparable period include $175,000 representing the sale of 9 homes by Heron Cove LLC.

      Other operating revenues of $198,000 for the quarter ended September 30, 2000 increased by $38,000 over the same quarter in 1999. These revenues consist chiefly of fees charged by the Service Corporation under various operations and billing contracts with local municipalities as well as rental income from several tower leases.

      The operating expenses associated with real estate and other activities for the third quarter of 2000 increased to $394,000 over the same period last year. Of that increase, approximately $303,000 relates to the allocable land and infrastructure costs for the major land parcel that Westwood Park LLC sold in the third quarter of 2000. Expenses relating to contract and other operations for the three months ended September 30, 2000 and 1999 were approximately $155,000 and $195,000, respectively, with such decrease attributable to a lower level of allocated corporate expenses in 2000 versus 1999.

Results of Operations -- Nine Months Ended September 30, 2000 Compared to
                         Nine Months Ended September 30, 1999

      For the nine-month period ended September 30, 2000, consolidated net income increased 4.9% to $2.2 million from $2.1 million for the same period in 1999. Basic earnings per share increased to $1.25 for the nine months ended September 30, 2000 from $1.21 last year. Diluted earnings per share increased by $.04 to $1.24 for the nine months ended September 30, 2000.

      The year-to-date consolidated revenues in 2000 were $14.53 million, representing an $800,000, or 5.8%, increase over last year. Although consolidated revenues increased from 1999 to 2000, there was a significant change in revenues among the Company's principal business segments as discussed in this Report.

Water Utility Operations

      Utility operating revenues for the first nine months of 2000 totaled $12.15 million -- a 3.9% decrease from the same period last year. For the nine months ended September 30, 2000, water pumpage within Pennichuck's core system was 5.8% less than last year. As explained in last year's second and third quarter Reports, the hotter and drier than normal weather conditions experienced in June and July 1999 contributed to a higher level of consumption during that year. The recent decline in consumption, however, was partially offset by a 2.1% increase in the number of customers serviced by the three water utilities. The table below summarizes the change in utility revenues for each water utility for the comparable nine month periods:

                              2000             1999         Change
                              ----             ----         ------

Pennichuck                $ 9,940,000      $10,324,000      -3.7%
Pennichuck East             1,883,000        2,009,000      -6.5%
Pittsfield                    331,000          308,000       6.5%
                          -----------      -----------
      Total               $12,154,000      $12,641,000      -3.9%
                          ===========      ===========

      There were no rate cases pending or closed for any of our water utilities during the periods ended September 30, 2000 or 1999.

      The utilities' operating expenses increased by $156,000, or 1.85%, to $8.61 million for the nine months ended September 30, 2000. This change is primarily due to

      * $128,000 in additional administrative expenses reflecting a 4.8% in wages and benefits from 1999, and
      * $61,000 of additional depreciation expense recognized by the three utilities for the first nine months of 2000 as a result of their $4.7 million investment in plant assets during 1999 and $3.18 million thus far in 2000.

      These increases, however, were partially offset by $51,000 of lower production and treatment costs in 2000 due to the decreased pumpage discussed earlier.

Real Estate and Other Operations

      For the nine months ended September 30, 2000 and 1999, revenues from real estate and other activities totaled $2.38 million and $1.09 million, respectively. A breakout of those revenues is shown in the table below:

                             2000            1999           Change
                             ----            ----           ------

Real estate               $1,836,000      $  640,000      $1,196,000
Contract Operations
 And Other                   543,000         452,000          91,000
                          ----------      ----------      ----------
      Totals              $2,379,000      $1,092,000      $1,287,000
                          ==========      ==========      ==========

      In the first quarter of 2000, Southwood sold a one-half interest in a land parcel to a local developer which resulted in a $100,000 pretax gain. Subsequently, it conveyed its remaining interest in that land parcel to a limited liability corporation - Heron Cove Office Park II ("HECOP II") in which it is a 50% owner. HECOP II has constructed a 42,000 square foot office building, of which approximately 40,000 square feet is subject to either signed, long-term lease agreements or letters of intent to lease with third parties. A similar sale occurred in the first quarter of 1999 in which Southwood sold a one half interest in a land parcel to the same local developer resulting in a $72,000 pretax gain. This land was also conveyed to a limited liability corporation - Heron Cove Office Park I ("HECOP I") which owns and leases a 39,000 square foot office building.

      Southwood revenues thus far in 2000 also include (i) approximately $704,000 from the sale of a major tract of land by Westwood Park LLC as discussed earlier and (ii) $970,000 in partnership revenues earned through its two residential joint ventures, Heron Cove LLC and Ayers Crossing LLC. Last year's revenues for the same period included $529,000 from Southwood's participation in Heron Cove LLC.

      Revenues from other operating activities during the nine months ended September 30, 2000 include $474,000 for contract operations performed by the Service Corporation, a 22% increase over 1999. This increase reflects additional contract operations work performed on existing contracts as well as new contracts acquired thus far in 2000.


PART II. OTHER INFORMATION
Item 2. CHANGES IN SECURITIES:

      The Company maintains a stock option plan for the benefit of its officers and key employees. Under the plan, incentive stock options may be granted to acquire shares of the Company's common stock, $1.00 par value, at an exercise price equal to the closing sale price of the Company's common stock on the date of the grant. During the period covered by this report, options were exercised to acquire 635 shares under the plan. The offer and sale of shares of common stock under the plan is exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(11) thereof, as (i) the Company is incorporated under the laws of and does business within the State of New Hampshire and
(ii) all employees receiving and exercising stock option grants are residents of the State of New Hampshire. The shares acquired pursuant to such exercise are restricted from transfer for one year following the date of acquisition.

Item 5.  OTHER INFORMATION:

      On October 26, 2000, Westwood Park LLC ("Westwood"), in which Southwood has a 60% ownership interest, entered into a purchase and sale agreement for the sale of approximately 56 acres of land in Nashua, New Hampshire. Under the terms of this agreement, Westwood will receive $5 million, less closing costs, in exchange for a fee simple interest in the land parcel. Southwood's portion of the after-tax gain from this sale is estimated to amount to an additional $.55 to $.65 per common share during the fourth quarter of 2000. This sale is subject to customary conditions and is expected to close in late November 2000.

Forward-Looking Statements
---------------------

      Except for historical information contained herein, this report and other oral and written statements made by the Company to the public may contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management's current expectations or beliefs and are subject to a number of factors and uncertainties, some of which are beyond the control of the Company, that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Such statements address the following subjects, among others: the anticipated per share gain from pending real estate transactions; future operating results in the water utility and real estate sectors; earnings growth and expectations; and capital spending and liquidity. The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements: with respect to the sale of Westwood land, the risk that the closing conditions will not be met; with respect to real estate development generally, continued beneficial economic conditions in the local economy; the impact of weather on the operating results of the water companies; and, risks associated with regulatory lag in realizing changes to regulated water utility rates for capital expenditures.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K:

      (a) No reports on Form 8-K were filed during the third quarter of 2000.


                                 SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Pennichuck Corporation
                                            (Registrant)

 Date: November 9, 2000                /s/ Maurice L. Arel
                                       ------------------------------------
                                       Maurice L. Arel, President and
                                       Principal Executive Officer

Date: November 9,2000                  /s/ Charles J. Staab
                                       ------------------------------------
                                       Charles J. Staab, Vice President,
                                       Treasurer and Principal Financial
                                       Officer