Form 10KSB
period 2000-12-31
PENNICHUCK CORP
filed 2001-03-28
CIK 788885

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER 0-18552

                           Pennichuck Corporation
               (Name of small business issuer in its charter)

               New Hampshire                                 02-0177370
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.

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

                      Preferred Stock Purchase Rights
                              (Title of Class)

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

      State issuer's revenues for its most recent fiscal year. $23,671,476

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the last sales price on March 12, 2001 of the Registrant's Common Stock as reported on the Nasdaq National Market System was $46,004,000. For purposes of this calculation, the "affiliates" of the registrant include its directors and executive officers.

      State the number of shares outstanding of each of the issuer's classes of common stock as of March 12, 2001:

                Common Stock, $1 Par Value - 1,782,000 shares

                     DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Annual Report to Shareholders for the year ended December 31, 2000 are incorporated by reference into Part II of Form 10-KSB.

      Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2001 are incorporated by reference into Part III of Form 10-KSB.

                              TABLE OF CONTENTS

                                                                       Page

PART I:

Item 1.      DESCRIPTION OF BUSINESS                                     2

Item 2.      DESCRIPTION OF PROPERTIES                                   5

Item 3.      LEGAL PROCEEDINGS                                           6

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         6

PART II:

Item 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS                                                     7

Item 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS               7

Item 7.      FINANCIAL STATEMENTS                                        8

Item 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE                      8

PART III:

Item 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
             CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
             OF THE EXCHANGE ACT                                         8

Item 10.      EXECUTIVE COMPENSATION                                     8

Item 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT                                      8

Item 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             8

Item 13.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES
              AND REPORTS ON FORM 8-K                                    9

PART I:

Item 1. DESCRIPTION OF BUSINESS

Overview

      Pennichuck Corporation (the "Company") is a holding company based in Nashua, New Hampshire. Its principal operating subsidiaries are engaged primarily in the collection, storage, treatment, distribution and sale of potable water throughout southern and central New Hampshire. These subsidiary corporations - Pennichuck Water Works, Inc. ("Pennichuck"), Pennichuck East Utility, Inc. ("Pennichuck East") and Pittsfield Aqueduct Company, Inc. ("Pittsfield"), are each engaged in business as a regulated public utility, subject to the jurisdiction of the New Hampshire Public Utilities Commission (the "NHPUC"). They collectively serve approximately 25,700 residential and 2,000 commercial and industrial customers. The Company was formed in 1983 following the reorganization of Pennichuck Water Works, which was first established in 1852, into a dedicated water utility. At the same time several tracts of land, formerly held for watershed protection purposes, were transferred to The Southwood Corporation ("Southwood"). Southwood is involved in the development of commercial and residential real estate. The Company also conducts non-regulated, water-related management services and contract operations through another subsidiary, Pennichuck Water Service Corporation (the "Service Corporation").

Our Water Business

      Pennichuck is franchised by the NHPUC to gather and distribute water in the City of Nashua, New Hampshire and in portions of the towns of Amherst, Bedford, Derry, Epping, Hollis, Merrimack, Milford and Plaistow, New Hampshire. Pennichuck has transmission mains which directly interconnect its core system in Nashua with the surrounding towns of Amherst, Hudson, Merrimack and Milford. Its core system, which services over 21,500 customers, accounts for 98% of Pennichuck's revenues and 96% of its combined plant in service. Its franchises in the remaining towns consist of stand-alone satellite water systems serving over 1,500 customers. Pennichuck has no competition in its core franchise area. Currently, approximately 29% of its water revenues are derived from commercial and industrial customers and approximately 53% from residential customers, with the balance being derived from fire protection and other billings to municipalities, principally the City of Nashua and the towns of Amherst, Merrimack and Milford.

      Pennichuck East was organized in 1998 to acquire certain water utility assets from the Town of Hudson, New Hampshire ("Hudson"), following its acquisition of those assets from an investor-owned water utility which previously served Hudson and surrounding communities. Pennichuck East is franchised to gather and distribute water in the New Hampshire towns of Litchfield, Pelham, Windham, Londonderry, Derry, Raymond and Hooksett, which are areas adjacent to the service franchise served by Pennichuck. The water utility assets owned by Pennichuck East consist principally of water transmission and distribution mains, hydrants, wells, pump stations and pumping equipment, water services and meters, easements and certain tracts of land. Pennichuck East serves approximately 4,000 customers and annual revenues were approximately $2.5 million for calendar year 2000.

      Pittsfield was acquired by the Company in 1998 and serves approximately 615 customers in and around Pittsfield, New Hampshire with annual revenues of approximately $408,000.

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

      The Company's water utilities are subject to the water quality regulations issued by the United States Environmental Protection Agency ("USEPA") and the New Hampshire Department of Environmental Services ("NHDES"). The USEPA is required to periodically set new maximum contaminant levels for certain chemicals as required by the federal Safe Drinking Water Act ("SDWA"). The quality of the Company's water utilities' treated water currently meets or exceeds all standards set by the USEPA and the NHDES. As a result, management does not anticipate that any significant capital expenditures for regulatory compliance will be required in the next three years given the present water quality standards set by the SDWA. The reauthorization of the SDWA by Congress in 1996 has led to stricter monitoring standards which require additional operating costs for the Company. It is expected that these additional monitoring and testing costs arising from USEPA as well as NHDES mandates should eventually be recouped through water rates in future rate filings with NHPUC.

Contract and Real Estate Operations

      The Company formed the Service Corporation to conduct its non-regulated, water-related activities. Its activities initially included providing contract operations and maintenance, water testing and billing services to municipalities. In 1998, the Service Corporation entered into a long-term agreement with the Town of Hudson to provide operations and maintenance contract services to the Town with respect to the water utility assets it acquired from an investor-owned water utility. Recently, however, the NHDES mandated water quality standards for non-transient, non-community water systems ("NTNCWS")- defined as public facilities such as schools, apartment and office buildings accommodating more than 25 persons and served by a community well. There are an estimated 600 such NTNCWS in New Hampshire which will require the services of a certified water operator, such as the Service Corporation, in order to meet the mandates of the NHDES. Accordingly, the Service Corporation is actively pursuing new contracts under which it would serve as a certified water operator and provide various water-related monitoring, maintenance, testing and compliance reporting services for these systems in New Hampshire.

      Southwood, the Company's real estate subsidiary, was organized for the purpose of owning, developing, selling and managing approximately 1,088 acres of undeveloped land in Nashua and Merrimack, New Hampshire formerly owned by Pennichuck Water Works for watershed protection purposes.

      Since 1988, Southwood has been involved in the planning and development of Southwood Corporate Park, a 65 acre commercially-zoned land parcel located in Nashua, New Hampshire. Southwood sold two lots of 8 and 10 acres in the Corporate Park in 1988 and 1995, respectively. In July 1995, Southwood entered into an option agreement with a regional real estate developer ("the Developer") for the remaining acreage in Southwood Corporate Park. Under that agreement, the Developer pays to Southwood an option fee each year equal to the annual carrying costs associated with that land. The option agreement was for a minimum term of five years and was renewed in July 2000 for an additional one year term with one year renewal options thereafter.

      In September 1997, Southwood and the Developer formed Westwood Park LLC ("Westwood"), to develop a 404 acre tract of land in northwest Nashua presently zoned for park-industrial use. Southwood conveyed the land to Westwood in exchange for a 60% interest in Westwood. Since 1997, Westwood has sold three parcels totaling approximately 93 acres to third parties, leaving a balance of 312 acres for future alternative uses. The 40% interest in Westwood owned by the Developer is included as the "Minority Interest" in the Company's consolidated financial statements.

      Southwood is also a 50% partner in Heron Cove Office Park I, LLC and Heron Cove Office Park II, LLC, which are limited liability corporations formed to construct and own a 39,000 square foot and 42,000 square foot office building, respectively, located in Merrimack, New Hampshire. As of December 31, 2000, all of the office space in each building had been leased to third parties under long-term lease agreements.

      In October 1997, Southwood entered into a joint venture known as Heron Cove LLC ("Heron Cove") for the development of an 87 unit, single-family community located in Merrimack, New Hampshire. Under the terms of the joint venture agreement, Southwood conveyed the related land parcel to Heron Cove in exchange for a non-interest bearing note secured by a second mortgage on the real estate conveyed. Southwood holds a 50% interest in this joint venture. As of December 31, 2000, 74 units had been constructed and sold to third parties and the remaining 13 lots were subject to purchase contracts. Southwood was also a 50% partner in Ayers Crossing LLC ("Ayers Crossing"), a joint venture for the development of 7 single-family homes located in Nashua, New Hampshire. The construction of homes by Ayers Crossing was begun and completed during 2000 and at December 31, 2000, all 7 homes had been sold to third party buyers.

Financial Information About Industry Segments

      The business segment data of the Company and its subsidiaries for the latest three years is presented in "Note I - Business Segment Information" in the Notes to the Consolidated Financial Statements included in Item 7 of this Form 10-KSB Report.

Employees

      The Company employs 72 permanent employees and officers. Of these, there are 41 management and clerical employees who are non-union. The remaining employees are members of the United Steelworkers Union. The current union contract, which was re-negotiated and completed in February 1997, has been extended through February 2002. In the opinion of management, employee relations are satisfactory.

Item 2. DESCRIPTION OF PROPERTIES

Office Buildings

      The Company owns and occupies a three story, 11,616 square foot building located in downtown Nashua, New Hampshire. It also owns a separate building in Nashua which serves as an operations center and storage facility for its construction and maintenance activities. Except as noted in "Note C-Debt" on page 27 of the Consolidated Financial Statements of Pennichuck Corporation, there are no mortgages or encumbrances on our properties.

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

      2. An Infilco Degremont treatment plant using physical chemical removal of suspended solids and sand and carbon filtration with a rated capacity of 35 million gallons per day, located in Nashua, New Hampshire.

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

Water Distribution Facilities

      The distribution facilities of the Company's regulated water companies consist of the following:

                                Pennichuck    Pennichuck East    Pittsfield
                                ----------    ---------------    ----------

Transmission & Distribution
 Mains (in miles)                    371             111             13
Services                          22,380           4,139            628
Meters                            22,523           4,094            626
Hydrants                           2,203             361             70

Land Held for Future Development

      Following Pennichuck Water Works' reorganization in 1984 into a holding company structure, the Company transferred 499 acres of previously designated watershed protection land to Pennichuck and approximately 1,088 acres of buffer and alternate use land were transferred to Southwood. Since 1984, Southwood has sold or transferred approximately 789 acres of land to third parties or to participating joint ventures. The Company holds approximately 410 acres of land which have not been transferred to Pennichuck or Southwood due to access limitations which currently restrict the ability to subdivide and transfer that land.

      Based on vegetation, topographical, wetland and hydrological studies, the Company and Southwood have designated their remaining 517 acres into buffer (non-developable) and alternate use (developable) designations, resulting in an approximate breakout of 185 and 332 acres, respectively. Of the approximately 332 acres of alternate use land, 83 acres are located primarily in the northwestern section of City of Nashua, New Hampshire and 249 acres are located in the western and southerly portions of the Town of Merrimack, New Hampshire. The following table summarizes the currently approved zoning for alternate use land:

                                    Nashua, NH     Merrimack, NH      Total
                                    ----------     -------------      -----

Residential                             36             144             180
Industrial                              47             105             152
Total Alternate Use Acreage             83             249             332

      Presently, 47 acres of Southwood's alternative-use land in the City of Nashua are available for immediate development. The remainder of the Company's and Southwood's landholdings in both Nashua and Merrimack are classified under "Current Use" status, resulting in an assessment that is based on the property's actual use and not its highest or best use.

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

PART II:

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      "Market & Dividend Information" on page 33 of the 2000 Pennichuck Corporation Annual Report to Shareholders is incorporated herein by reference. At the record date of March 12, 2001, there were nearly 850 holders of record of shares of the Company's common stock. The Company's common stock presently trades on the Nasdaq National Market System under the symbol "PNNW."

      Certain bond and note agreements involving Pennichuck require, among other things, restrictions on the payment or declaration of dividends by Pennichuck to the Company. Under Pennichuck's most restrictive covenant, approximately $4,056,000 of Pennichuck's retained earnings was unrestricted for payment or declaration of common dividends to the Company at December 31, 2000.

      As discussed in "Note F - Stock Based Compensation Plans" in the Notes to the Consolidated Financial Statements included in Item 7 of this Form 10-KSB Report, the Company maintains two stock option plans for the benefit of its officers and key employees. Under the plan, incentive stock options may be granted to acquire shares of the Company's common stock, $1.00 par value, at an exercise price equal to the closing sale price of the Company's common stock on the date of grant. The following table provides the number of shares of common stock that were acquired pursuant to the exercise of options:

      Calendar                  Number of Shares Acquired Pursuant
        Year                        To the Exercise of Options
      --------                  ----------------------------------

        1998                                  6,378
        1999                                 34,234
        2000                                  4,611

      The offer and sale of shares of common stock under the plans is exempt from the registration requirements of the Securities Act of 1933, as amended ("Act"), pursuant to Section 3(a)(11) thereof, as (i) the Company is incorporated under the laws of and does business within the State of New Hampshire, and (ii) all employees receiving and exercising stock option grants are residents of the State of New Hampshire. The shares acquired pursuant to such exercise are restricted from transfer for one year following the date of acquisition.

      Each of the independent members of the Company's Board of Directors received 241 shares of common stock in December 2000 as additional compensation for service rendered as directors; one of such directors received such compensation in the form of common share equivalents pursuant to a deferred compensation agreement. The transfer of these shares to the Company's directors is exempt from the registration requirements of the Act pursuant to Section 4(2) thereof, the private placement exemption; as such, the transfer of these shares by the holders thereof is restricted.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

      The "Management's Discussion and Analysis of Financial Condition and Results of Operations" which appears on pages 13 to 17 of the 2000 Pennichuck Corporation Annual Report to Shareholders is incorporated herein by reference.

Item 7. FINANCIAL STATEMENTS

      The Consolidated Financial Statements of Pennichuck Corporation appearing on pages 20 to 32 together with the report thereon of Arthur Andersen LLP dated February 2, 2001 appearing on page 19, and the Quarterly Financial Data appearing on page 32 of the 2000 Pennichuck Corporation Annual Report to Shareholders are incorporated herein by reference.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes in or disagreements with the Company's accountants on any accounting matters or financial disclosures during the two most recent fiscal years.

PART III.

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      "Election of Directors" on pages 4 to 7 and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 9, of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders on April 19, 2001 are incorporated herein by reference.

Item 10. EXECUTIVE COMPENSATION

      "Executive Compensation" on pages 10 to 13 of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders on April 19, 2001 is incorporated herein by reference.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" on pages 2 through 3 of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders on April 19, 2001 are incorporated herein by reference.

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

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      "Certain Relationships and Related Transactions" on page 13 of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders on April 19, 2001 is incorporated herein by reference.

Item 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) List of financial statements and exhibits filed as part of this report:

      (1) The following Consolidated Financial Statements of Pennichuck Corporation and subsidiaries, included in the 2000 Annual Report to Shareholders for the year ended December 31, 2000, are incorporated by reference in Item 7:

                                                                 Page Reference In -
                                                            -----------------------------
                                                               Annual
                                                            Shareholders      Form 10-KSB
                                                               Report            Report
                                                            ------------      -----------

      Report of Independent Public Accountants                    19

      Consolidated Balance Sheets at
       December 31, 2000 and 1999                              20-21

      Consolidated Statements of Income for each of
       the years ended December 31, 2000, 1999 and 1998           22

      Consolidated Statements of Stockholders'
       Equity for each of the years ended December 31,
       2000, 1999 and 1998                                        23

      Consolidated Statements of Cash Flows for each
       of the years ended December 31, 2000, 1999
       and 1998                                                   24

      Notes to Consolidated Financial Statements               25-32

      (2) The Financial Statement Schedules for each of the years 2000, 1999 and 1998:

      Report of Independent Public Accountants
       on Schedules for the years ended
       December 31, 2000, 1999 and 1998                                             13

     I - Condensed Financial Information of Registrant                           14-16

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

3.4 Articles of Amendment to the Articles of Incorporation of Pennichuck Corporation (Filed as Exhibit 3.4 to the Company's 1999 second quarter Form 10-QSB Report and incorporated herein by reference)

3.5 Articles of Amendment to the Articles of Incorporation of Pennichuck Corporation (Filed as Exhibit 3.5 to the Company's 2000 second quarter Form 10-QSB Report and incorporated herein by reference)

3.6               Certificate of Designation of Series A Junior
                  Participating Preferred Stock of Pennichuck Corporation (Filed as Exhibit 3.6 to the Company's 2000 second quarter Form 10-QSB Report and incorporated herein by reference)

4.1 Rights Agreement dated as of April 20, 2000 between Pennichuck Corporation and Fleet National Bank, as Rights Agent (Exhibit 3.2 to the Company's Registration Statement on Form 8-A12G, filed on April 21, 2000 and incorporated herein by reference)

10.1              Deferred Compensation Program for Directors of
                  Pennichuck Corporation (Filed as Exhibit 10.2 to the Company's 1997 Form 10-KSB Report and incorporated herein by reference)

Exhibit
Number            Description of Exhibit
-------           ----------------------

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

Exhibit
Number            Description of Exhibit
-------           ----------------------

10.10 Loan Agreement dated April 8, 1998 between Pennichuck Corporation, Pennichuck East Utility, Inc. and Fleet Bank-NH (Filed as Exhibit 10.11 to the Company's 1998 second quarter Form 10-QSB report and incorporated herein by reference)

10.11 Amendment Agreement dated April 24, 1998 to Loan Agreement dated April 8, 1998 between Pennichuck Corporation, Pennichuck East Utility, Inc., The Southwood Corporation, Pennichuck Water Service Corporation and Fleet Bank-NH (Filed as Exhibit 10.12 to the Company's 1998 second quarter Form 10-QSB report and incorporated herein by reference)

10.12 Employment Agreement by and between Pennichuck Corporation and Maurice L. Arel (Filed as Exhibit 10.13 to the Company's 1998 Form 10-KSB Report and incorporated herein by reference)

10.13 Form of Change of Control Agreement by and between Pennichuck Corporation and executive officers (Stephen J. Densberger, Charles J. Staab, Bonalyn J. Hartley and Donald L. Ware) each dated January 8, 1999 (Filed as
                  Exhibit 10.14 to the Company's 1999 first quarter Form 10-QSB Report and incorporated herein by reference)

10. 14 Amendment Agreement dated August 24, 1999 to Amended and Restated Revolving Line of Credit Agreement dated March 23, 1994 between Pennichuck Corporation, Pennichuck Water Works, Inc. and Fleet Bank-NH (Filed as Exhibit 10.15 to the Company's 1999 third quarter Form 10-QSB Report and incorporated herein by reference)

10.15 2000 Stock Option Plan (Exhibit 4.1 to the Company's Registration Statement on Form S-8, No. 333-57354, filed on March 21, 2001 and incorporated herein by reference)

13                2000 Annual Report to Shareholders
                  (Furnished only for the information of the Securities and Exchange Commission and is not deemed to be filed except for those portions which are expressly incorporated herein by reference)

21                Subsidiaries of Pennichuck Corporation
                  (Filed as Exhibit 21 to the Company's 1997 Form 10-KSB Report and incorporated herein by reference)

23                Consent of Arthur Andersen LLP
                  (Included in this Form 10-KSB Report)

Exhibit
Number            Description of Exhibit
-------           ----------------------

99 Dividend Reinvestment and Common Stock Purchase Plan, as amended Filed as Exhibit 4.1 to Post-effective Amendment No. 1 to Registration Statement on Form S-3 filed on March 24, 1997 and incorporated herein by reference)

(b)   There were no reports on Form 8-K filed in the fourth quarter of 2000.


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Pennichuck Corporation

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Pennichuck Corporation's Annual Report to shareholders incorporated by reference in this Form 10-KSB, and have issued our report thereon dated February 2, 2001. Our audits were made for the purpose of forming an opinion on those basic financial statements taken as a whole. The schedule listed in the attached index of this Form 10-KSB is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP

Boston, Massachusetts
February 2, 2001

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           Pennichuck Corporation
                          Condensed Balance Sheets

                                                    December 31
                                           ----------------------------
                                               2000             1999
                                               ----             ----

ASSETS

Current Assets:
  Cash                                     $ 3,677,583      $ 2,229,943
  Refundable Income Taxes                      412,046          237,950
  Prepaid Expenses                              62,688            8,651
                                           -----------      -----------
      Total Current Assets                   4,152,587        2,476,544

Property and Equipment                       1,250,801        1,250,801
Less Allowances for Depreciation              (569,466)        (546,930)
                                           -----------      -----------
                                               681,335          703,871

Other Assets                                     8,119            8,119
Investment in Subsidiaries                  25,289,329       24,980,440
                                           -----------      -----------
                                           $30,431,370      $28,168,974
                                           ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable and Other Current
 Liabilities                               $   131,008      $   117,229

Long Term Debt                               1,500,000        1,500,000

Other Long Term Liabilities                    284,923          294,436

Stockholders' Equity                        28,515,439       26,257,309
                                           -----------      -----------
                                           $30,431,370      $28,168,974
                                           ===========      ===========

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CON'T)

                           Pennichuck Corporation
                       Condensed Statements of Income

                                                     Year Ended December 31
                                           ------------------------------------------
                                              2000            1999            1998
                                              ----            ----            ----

Operating Revenues                         $   57,395      $   56,764      $   76,309
Operating Expenses                                 --              --         (29,079)
      Operating Income                         57,395          56,764          47,230
Interest Income & Other                       198,104         181,459              --
Interest (Expense)                            (88,277)        (39,979)       (144,116)
                                           ----------      ----------      ----------
Income (Loss) Before Income
      Taxes and Equity in Net Income
       of Subsidiaries                        167,222         198,244         (96,886)
Federal Income Tax (Provision) Benefit        (65,685)        (77,871)         32,941
                                           ----------      ----------      ----------
      Income (Loss) Before Equity
       in Earnings of Subsidiaries            101,537         120,373         (63,945)
Equity in Earnings of Subsidiaries          3,581,124       2,495,292       2,169,998
                                           ----------      ----------      ----------
      NET INCOME                           $3,682,661      $2,615,665      $2,106,053
                                           ==========      ==========      ==========

                     Condensed Statements of Cash Flows

                                                        Year Ended December 31
                                           -----------------------------------------------
                                               2000              1999              1998
                                               ----              ----              ----

OPERATING ACTIVITIES                       $   (99,797)      $    62,010       $   (41,727)
                                           -----------       -----------       -----------

INVESTING ACTIVITIES:
Equity Transfer to Subsidiary                 (944,844)         (429,550)       (2,812,937)
Net Decrease (Increase) in Property
 and Equipment and Other Assets                     --           179,768          (147,401)
                                           -----------       -----------       -----------
                                              (944,884)         (249,782)       (2,960,338)
                                           -----------       -----------       -----------
FINANCING ACTIVITIES:
Increase(Decrease) in Notes Payable                 --                --        (6,680,000)
Proceeds from Issuance of Equity, net               --                --         8,802,337
Proceeds from Long-term Borrowings                  --                --         4,500,000
Advances (to) from Subsidiaries              3,836,929                --           288,973
Payment of Dividends                        (1,701,189)       (1,590,041)         (970,196)
Proceeds from Dividend Reinvestment
 and Other, net                                356,851           420,516           281,631
                                           -----------       -----------       -----------
                                             2,492,591        (1,169,525)        6,222,745
(DECREASE)INCREASE IN CASH                   1,447,910        (1,357,297)        3,220,680
Cash at Beginning of Year                    2,229,943         3,587,240           366,560
                                           -----------       -----------       -----------
CASH AT END OF YEAR                        $ 3,677,853       $ 2,229,943       $ 3,587,240
                                           ===========       ===========       ===========

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CON'T)

Pennichuck Corporation
Notes to Condensed Financial Statements

NOTE A -- ACCOUNTING POLICIES

Basis of Presentation. In the parent-company-only financial statements, the Company's investment in its subsidiaries is stated at cost plus equity in undistributed earnings of its subsidiaries. Parent-company-only financial statements should be read in conjunction with the Company's Annual Report to Shareholders for the year ended December 31, 2000.

NOTE B -- COMMON DIVIDENDS FROM SUBSIDIARIES

Common stock cash dividends paid to Pennichuck Corporation by its subsidiaries were as follows:

                                          2000            1999           1998
                                          ----            ----           ----

Pennichuck Water Works, Inc.           $1,631,039      $1,521,587      $945,181

Pittsfield Aqueduct Company, Inc.              --              --        12,800

Pennichuck East Utility, Inc.              70,150          68,454        12,215
                                       ----------      ----------      --------

      TOTAL                            $1,701,189      $1,590,041      $970,196
                                       ==========      ==========      ========

                                 SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Pennichuck Corporation
                                       (Registrant)

                                       Date: March 28, 2001

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

Signature                    Title                            Date
---------                    -----                            ----

/s/ Maurice L. Arel          President and Director
    Maurice L. Arel          (Principal Executive Officer)    March 28, 2001

/s/ Stephen J. Densberger    Executive Vice President
    Stephen J. Densberger    and Director                     March 28, 2001

/s/ Charles J. Staab         Vice President, Treasurer
    Charles J. Staab         Chief Financial Officer
                             and Director (Principal
                             Financial Officer)               March 28, 2001

/s/ Bonalyn J. Hartley       Vice President and Controller
    Bonalyn J. Hartley       (Principal Accounting Officer)   March 28, 2001

/s/ Joseph A. Bellavance     Director                         March 28, 2001
    Joseph A. Bellavance

/s/ Charles E. Clough        Director                         March 28, 2001
    Charles E. Clough

/s/ Robert P. Keller         Director                         March 28, 2001
    Robert P. Keller

/s/ John R. Kreick           Director                         March 28, 2001
    John R. Kreick

/s/ Hannah M. McCarthy       Director                         March 28, 2001
    Hannah M. McCarthy

/s/ Martha E. O'Neill        Director                         March 28, 2001
    Martha E. O'Neill