Form 10QSB
period 2001-03-31
PENNICHUCK CORP
filed 2001-05-10
CIK 788885

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

                                 (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2001

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

Common Stock, $1 Par Value-1,782,452 shares as of May 1, 2001

                                    INDEX

                   PENNICHUCK CORPORATION AND SUBSIDIARIES



PART I.   FINANCIAL INFORMATION                               PAGE NUMBER

Item 1.   Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets--
          March 31, 2001 and December 31, 2000                3

          Condensed Consolidated Statements of Income--
          Three months ended March 31, 2001 and 2000          4

          Condensed Consolidated Statements of Cash Flows--
          Three months ended March 31, 2001 and 2000          5

          Notes to Condensed Consolidated Financial
          Statements--March 31, 2001                          6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations       8-11

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                   Not Applicable
Item 2.   Changes in Securities                               12
Item 3.   Defaults upon Senior Securities                     Not Applicable
Item 4.   Submission of Matters to a Vote
          of Security Holders                                 12
Item 5.   Other Information                                   Not Applicable
Item 6.   Exhibits and Reports on Form 8-K                    13

SIGNATURES                                                    13

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  March 31
                                                    2001         December 31
                                                 (Unaudited)        2000
                                                 -----------     -----------
                                                       (In thousands)

ASSETS
Property, Plant and Equipment
  Land                                             $ 1,212        $ 1,212
  Buildings                                         23,227         23,201
  Equipment                                         66,370         65,949
  Construction work in progress                        688            528
                                                   ----------------------
                                                    91,497         90,890
  Less accumulated depreciation                     23,083         22,453
                                                   ----------------------
                                                    68,414         68,437
Current Assets
  Cash                                               4,685          3,732
  Restricted Cash                                      722          1,003
  Accounts receivable, net                           2,175          2,593
  Refundable income taxes                              225            370
  Inventory                                            357            354
  Other current assets                                 149            401
                                                   ----------------------
                                                     8,313          8,453
Other Assets
  Land development costs                             2,658          2,522
  Deferred charges, net                              2,711          2,751
  Investment in real estate partnerships               618            717
                                                   ----------------------
TOTAL ASSETS                                       $82,714        $82,880
                                                   ======================

STOCKHOLDERS' EQUITY AND LIABILITIES
Stockholders' Equity:
  Common stock-par value $1 per share              $ 1,775        $ 1,770
  Paid in capital                                   14,772         14,667
  Retained earnings                                 12,313         12,343
  Treasury stock, at cost and other                   (374)          (184)
                                                   ----------------------
                                                    28,486         28,596
Minority Interest                                    1,163          1,150
Long Term Debt, less current portion                26,901         26,918

Current Liabilities
  Current portion of long term debt                    319            319
  Accounts payable                                     458            725
  Accrued interest payable                             437            416
  Other accrued expenses                             1,000          1,013
                                                   ----------------------
                                                     2,214          2,473
Other Liabilities
  Contributions in aid of construction              15,262         15,327
  Other liabilities and deferred credits             8,688          8,416
                                                   ----------------------
TOTAL STOCKHOLDERS' EQUITY & LIABILITIES           $82,714        $82,880
                                                   ======================

See notes to condensed consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                       Three Months Ended
                                                            March 31
                                                      ---------------------
                                                       2001           2000
                                                       ----           ----
                                                      (In thousands, except
                                                        per share amounts)

Revenues
   Water utility operations                           $3,613         $3,640
   Real estate and other operations                      797            495
                                                      ---------------------
                                                       4,410          4,135
Operating expenses
  Water utility operations                             2,915          2,720
  Real estate and other operations                       366            218
                                                      ---------------------
                                                       3,281          2,938

Operating income                                       1,129          1,197

  Other income                                            62             40
  Interest expense                                      (495)          (500)
                                                      ---------------------

Income before income taxes                               696            737

  Provision for income taxes                             268            283
                                                      ---------------------

Net income before minority interest                      428            454

Minority interest in earnings (loss)
 of Westwood Park LLC                                     13             (6)
                                                      ---------------------

Net Income                                            $  415         $  460
                                                      =====================

Net earnings per common share:
  Basic                                                 $.23           $.26
  Diluted                                               $.23           $.26

Weighted average common shares:
  Basic                                            1,780,435      1,765,342
  Diluted                                          1,785,486      1,770,260

Dividends paid per common share                         $.25           $.24
                                                        ===================

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        Three Months Ended
                                                             March 31
                                                       --------------------
                                                        2001          2000
                                                        ----          ----
                                                          (In thousands)

CASH PROVIDED (USED) BY:

Operating Activities
  Net income                                           $   415      $   460
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation and amortization                          740          552
    Deferred income taxes                                   23           23
    Change in working capital                              554         (102)
                                                       --------------------
                                                         1,732          933
Investing Activities:
  Purchase of property, plant and equipment and
   other assets                                           (687)      (1,668)
  Increase in contributions in aid of construction          84          967
  (Decrease) Increase in other                             214          (95)
                                                       --------------------
                                                          (389)        (796)
Financing Activities:
  Payments on long-term debt                               (17)         (17)
  Proceeds from issuance of long-term debt                  --           46
  Payment of common dividends                             (445)        (420)
  Proceeds from dividend reinvestment plan
   and other                                                72           78
                                                       --------------------
                                                          (390)        (313)

(DECREASE) INCREASE IN CASH                                953         (176)

CASH AT BEGINNING OF PERIOD                              3,732        2,438
                                                       --------------------

CASH AT END OF PERIOD                                  $ 4,685      $ 2,262
                                                       ====================

Supplemental Cash Flow Information. Interest paid was $437,000 and $554,000 for the three months ended March 31, 2001 and 2000, respectively. No income taxes were paid in either of the three month periods ended March 31, 2001 or 2000.

See notes to condensed consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2001

NOTE A -- BACKGROUND

The financial statements include the accounts of Pennichuck Corporation (the "Company") and its wholly-owned subsidiaries, Pennichuck Water Works, Inc. ("Pennichuck"), Pittsfield Aqueduct Company, Inc. ("Pittsfield"), Pennichuck East Utility, Inc. ("Pennichuck East"), The Southwood Corporation ("Southwood") and Pennichuck Water Service Corporation (the "Service Corporation"). The financial statements also include the accounts of Westwood Park LLC ("Westwood") in which Southwood owns a 60% majority interest. All significant intercompany accounts have been eliminated in consolidation.

NOTE B -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The Balance Sheet amounts shown under the December 31, 2000 column have been derived from the audited financial statements of the Company as contained in its Annual Report on Form 10-KSB filed with the Securities and Exchange Commission and its Annual Report to Shareholders.

NOTE C   NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities," as amended by SFAS No. 137, "Deferral of the Effective Date of SFAS No. 133" and SFAS No. 138, "An Amendment to SFAS No. 133," establishes certain accounting and reporting standards requiring every derivative instrument to be recorded in the Company's balance sheet as either an asset or liability measured at its fair value. These Statements require that changes in the derivative's fair value be recognized currently in

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2001

NOTE C   NEW ACCOUNTING PRONOUNCEMENTS (Continued)

earnings unless specific hedge accounting criteria are met. The Company adopted SFAS 133 as of January 1, 2001. The Company has entered into two interest rate swap agreements at a fixed rate of 6.5%, in order to mitigate interest rate risks associated with its floating-rate loans. The agreements provide for the exchange of fixed interest rate payments for floating rate interest payment obligations on notional amounts of principal totaling $6,000.000. The Company has designated these interest rate swaps as a cash flow hedge against the variable future cash flows associated with the interest payments due on $6,000.000 of notes. As of March 31, 2001, the Company has recorded a liability of $152,000 in "Other liabilities and deferred credits" associated with these swap agreements with the offsetting amount deferred as Other Comprehensive Income, reflected in "Treasury stock at cost and other" in the accompanying Condensed Consolidated Balance Sheets.

PART I.   FINANCIAL INFORMATION
Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Liquidity and Financial Condition

      For the first three months of 2001, the cash that is required to fund the Company's normal operating activities and its capital improvements program was derived from a combination of operating cash flow and available short-term investments. Typically, our cash needs are at their lowest point of the year during the first quarter since construction activity for our water utilities and the related capital expenditures do not normally begin until the second quarter. Our operating subsidiaries generated approximately $1.73 million in consolidated operating cash flow for the three months ended March 31, 2001, which consisted of

      *     $415,000 from the current quarter's net income,
      * $740,000 from non-cash charges including $164,000 of allocated infrastructure costs charged against a Southwood Corporate Park land sale, and
      *     $554,000 from an improvement in working capital.

      For the quarter ended March 31, 2001, our Company's cash and cash equivalents increased by $953,000 to $4.69 million, which is currently held in short-term money market investments. This cash is expected to be used for funding our capital investment program during 2001, any operating cash flow deficiencies and any future acquisitions. Restricted cash at March 31, 2001 was $722,000 and is limited (i) to payment of current use taxes and road improvements relating to certain land sales in 2000 by Westwood and (ii) construction of an interconnection with a local municipality's water system.

      The Company also maintains a revolving line of credit agreement with a local bank. This line of credit agreement allows the Company and its subsidiaries to borrow up to $2.5 million at interest rates tied to the bank's cost of funds or LIBOR, whichever is lower. During calendar year 2000 and the first quarter of 2001, there were no outstanding borrowings under this line of credit agreement.

      The Company's consolidated capital budget for 2001 consists of approximately $7.58 million for various projects of our three operating utilities and for certain land acquisition costs planned by Southwood. Thus far in 2001, we have spent approximately $603,000, which is net of $84,000 of contributions in aid of construction from area towns and developers. The funding of this year's capital budget is expected to be provided by cash flow from operations, supplemented by contributions in aid of construction, state revolving loan funds and grants totaling $1.24 million and, if necessary, with available short-term investments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Financial Condition (Continued)

      Other major changes in our financial position from December 31, 2000 to March 31, 2001 were (i) a decrease of $252,000 in "Other Current Assets" resulting from prepaid property taxes which were amortized and charged against earnings during the first quarter of 2001 and (ii) a decrease of $418,000 in accounts receivable, reflecting lower billings during the first quarter of 2001 as compared to the fourth quarter of 2000. Consolidated retained earnings decreased slightly from $12,343,000 at the end of 2000 to $12,313,000 at March 31, 2001 as a result of the Company's common dividend payout of $445,000 during the first quarter which exceeded net income by $30,000.

Results of Operations -- Three Months Ended March 31, 2001 Compared to Three
                         Months Ended March 31, 2000

      For the three months ended March 31, 2001, consolidated net income was $415,000, or $45,000 less than the same period in 2000. Basic and diluted earnings per common share were $.23 and $.26 for the first quarter of 2001 and 2000, respectively. The Company's consolidated revenues, however, for the first quarter of 2001 increased 6.7% -- from $4,135,000 in 2000 to $4,410,000 in 2001. As discussed below, this revenue growth occurred primarily in the Company's real estate and contract operations and was partially offset by a $27,000 decrease in utility operating revenues.

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

Water Utility Operations

      The Company's water utility operations include the activities of Pennichuck, Pennichuck East and Pittsfield, each of which is regulated by the New Hampshire Public Utilities Commission (the "Commission"). For the three months ended March 31, 2001, approximately 81%, 17% and 2% of the total utility operating revenues of $3,613,000 were generated by Pennichuck, Pennichuck East and Pittsfield, respectively. The contribution percentage of each utility in 2001 was not materially different from the same quarter last year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations -- Three Months Ended March 31, 2001 Compared to Three
                         Months Ended March 31, 2000 (Continued)

Total water utility revenues for 2001 represent a 1% decrease from the same period in 2000, principally due to a slight decrease in billed and unbilled consumption which was partially offset by a 2% increase in the number of overall utility customers from the previous year.

      During 2000 and the first quarter of 2001, none of the Company's water utility subsidiaries had any rate cases pending before the Commission. However, on April 16, 2001, Pennichuck, the Company's principal water utility subsidiary, filed a Notice of Intent to File with the Commission evidencing its intent to begin proceedings for a 22% rate increase. Pennichuck's actual return on utility investment for the most recent trailing 12 month period ended March 31, 2001 had declined to 150 basis points below the rate of return as currently authorized by the Commission. This decline in return is principally due to:

      * Nearly $11.4 million of net capital investment Pennichuck has made over the past three years since its last rate case and
      * An increase in operating expenses of $470,000 associated with Pennichuck's new investments.

The proposed rate increase, if granted, would provide additional annual water revenues of approximately $2.7 million. Pennichuck expects to formally file its rate case in June 2001.

      Total utility operating expenses were $2,915,000 for the three months ended March 31, 2001, an increase of $195,000, or 7.2%%, over last year. The combined water utilities' operating costs increased primarily for (i) additional treatment plant labor and purification costs of approximately $50,000, (ii) an increase of $82,000 for higher labor and benefit costs reflecting the addition of four employees and (iii) an increase of $20,000 for additional depreciation charges associated with new utility plant.

      For the three months ended March 31, 2001, the combined operating income of our three water utilities was $698,000, an decrease of $222,000 from the same quarter in 2000. Thus far in 2001, approximately 68%, 29% and 3% of the combined utilities' operating income have been provided by Pennichuck, Pennichuck East and Pittsfield, respectively.

Real Estate and Other Operations

      For the three months ended March 31, 2001, revenues from our real estate activities and contract service operations were $577,000 and $220,000, respectively, compared to $317,000 and $178,000, respectively, for last year's first quarter.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations -- Three Months Ended March 31, 2001 Compared to Three
                         Months Ended March 31, 2000 (Continued)

      Included in Southwood's revenues for the first quarter of 2001 is $421,000 from the sale of two land parcels. In January 2001, Southwood sold a one-half interest in a land parcel to a local developer, resulting in a $155,000 pretax gain. Subsequently, Southwood conveyed its remaining
interest in that land parcel to a limited liability corporation   Heron Cove
Office Park III ("HECOP III") in which Southwood is a 50% owner. HECOP III has constructed a 67,000 square foot office building on this parcel which is currently 100% leased to a third party. In February 2001, Southwood sold a 4 acre parcel in Southwood Corporate Park for approximately $266,000, leaving approximately 43 acres for sale in that Corporate Park. The allocated land
costs of $164,000 from that sale are shown under "Operating Expenses   Real
estate and other operations" in the accompanying Condensed Consolidated Statements of Income.

      Other operating revenues of $220,000 for the quarter ended March 31, 2001 were 24% greater than the same quarter in 2000. These revenues consist chiefly of fees charged by our Service Corporation under various operations and billing contracts with local municipalities as well as rental income from several tower leases. The increase in 2001 revenues over last year resulted primarily from approximately 22 new operating contracts for water-related services that the Service Corporation has entered into during the past twelve months.

Forward Looking Information

      This report, including management's discussion and analysis, contains certain forward looking statements regarding the Company's results of operations and financial position. For this purpose, any statements contained herein that are not statement of historical fact may be deemed to be forward looking statements. These forward looking statements are based on current information and expectations, and are subject to factors and uncertainties that could cause the Company's actual results to differ materially from that expressed or implied by such forward looking statements. Such statements address the following subjects, among others: timeliness and extent of water utility rate increase, if any; future operating results in the water utility and real estate sectors; earning growth and expectations; and corporate spending and liquidity. The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements: with respect to regulated water utility rate relief, risk associated with the timing and amount of rate increases as well as general regulatory lag in realizing changes; with respect to water utility operations, the impact of weather, such as the amount of rainfall and temperature; and, with respect to real estate development, continued generally beneficial economic conditions in the local and national economy.

PART II. OTHER INFORMATION
Item 2. Changes in Securities

      The Company maintains a 1995 and a 2000 Incentive Stock Option Plan (the "Plans") for the benefit of its officers and key employees. Under the Plans, incentive stock options may be granted to acquire shares of the Company's common stock, $1.00 par value, at an exercise price equal to the closing sale price of the Company's common stock on the date of the grant. During the period covered by this report, options were exercised to acquire 2,876 shares under the Plans. At such time, the offer and sale of option shares under the Plans were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 3(a)(ii) thereof as (i) the Company is incorporated under the laws of New Hampshire and (ii) all employees receiving and exercising stock option grants are residents of the State of New Hampshire. The Company filed registration statements on Form S-8 with the Securities and Exchange Commission on March 21, 2001 registering the Plans pursuant to the requirements of the Securities Act of 1933.

Item 4. Submission of Matters to a Vote of Security Holders

(a) On April 19, 2001, the Company held its Annual Meeting of Shareholders to elect three directors and to ratify the appointment by the Board of Directors of the firm of Arthur Andersen LLP as independent accountants of the Company for the year ending December 31, 2001.

(b) The following incumbent directors were re-elected to a three year term expiring at the Annual Meeting of Shareholders in 2004:

                                         Number of Shareholders Voting --
                                         --------------------------------
                                               For         Withheld
                                               ---         --------

Charles E. Clough                           1,413,968       34,194
John R. Kreick                              1,413,296       34,536
Martha E. O'Neill                           1,415,815       32,018

The continuing directors whose terms expire beyond the April 19, 2001 Annual
Meeting date are:

Maurice L. Arel                  Joseph A. Bellavance
Stephen J. Densberger            Robert P. Keller
Hannah M. McCarthy               Charles J. Staab

(c) By a vote of 1,438,895 shares FOR, 5,830 shares ABSTAINING and 3,779 shares AGAINST, the Board of Directors' appointment of Arthur Andersen LLP as the Company's independent accountants for the year ending December 31, 2001 was ratified.



PART II. OTHER INFORMATION (CONTINUED)
Item 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)   Exhibits filed herewith:
      Exhibit 3.3   Bylaws of Pennichuck Corporation

(b) There were no reports on Form 8-K filed during the first quarter of 2001.


                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Pennichuck Corporation
                                       (Registrant)

Date: May 10, 2001                     /s/ Maurice L. Arel
      ------------                     ------------------------------------
                                       Maurice L. Arel, President and
                                       Principal Executive Officer

Date: May 10, 2001                     /s/ Charles J. Staab
      ------------                     ------------------------------------
                                       Charles J. Staab, Vice President,
                                       Treasurer and Principal Financial
                                       Officer




