Form 10-Q/A
period 2001-03-31
PENNICHUCK CORP
filed 2001-08-10
CIK 788885

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                 AMENDMENT TO FORM FORM 10-QSB ON FORM 10-Q


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

           (Exact name of registrant as specified in its charter)


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

                        (Registrant telephone number)


                               Not applicable
---------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [X]      NO  [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $1 Par Value-1,782,452 shares as of May 1, 2001

                                    INDEX

                   PENNICHUCK CORPORATION AND SUBSIDIARIES



PART I.   FINANCIAL INFORMATION                               PAGE NUMBER

Item 1.   Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets--
          March 31, 2001 and December 31, 2000                3

          Condensed Consolidated Statements of Income--
          Three months ended March 31, 2001 and 2000          4

          Condensed Consolidated Statements of Cash Flows--
          Three months ended March 31, 2001 and 2000          5

          Notes to Condensed Consolidated Financial
          Statements--March 31, 2001                          6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations       8-11


Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk                                   12


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                   Not Applicable
Item 2.   Changes in Securities                               12
Item 3.   Defaults upon Senior Securities                     Not Applicable
Item 4.   Submission of Matters to a Vote
          of Security Holders                                 12
Item 5.   Other Information                                   Not Applicable
Item 6.   Exhibits and Reports on Form 8-K                    13

SIGNATURES                                                    13

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

NOTE B -- BASIS OF PRESENTATION


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The Balance Sheet amounts shown under the December 31, 2000 column have been derived from the audited financial statements of the Company as contained in its Annual Report on Form 10-KSB filed with the Securities and Exchange Commission and its Annual Report to Shareholders.


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


The fair market value of the Company's interest rate swaps represents the estimated unrealized loss to terminate these agreements based upon current interest rates.

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

PART I.   FINANCIAL INFORMATION
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information associated with derivative financial instruments called for by this item is provided in Note C - New Accounting Pronouncements in the Notes to Condensed Consolidated Financial Statements.


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

                                       Pennichuck Corporation
                                       (Registrant)


Date: August 10, 2001                  /s/ Maurice L. Arel
      ---------------                  ------------------------------------
                                       Maurice L. Arel, President and
                                       Principal Executive Officer

Date: August 10, 2001                  /s/ Charles J. Staab
      ---------------                  ------------------------------------

                                       Charles J. Staab, Vice President,
                                       Treasurer and Principal Financial
                                       Officer