Form 10-Q
period 2001-06-30
PENNICHUCK CORP
filed 2001-08-10
CIK 788885

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

                                 (Mark one)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2001

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

      For the transition period from _____ to _____.

                       Commission file number 0-18552

                           Pennichuck Corporation
----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

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

                               (603) 882-5191
----------------------------------------------------------------------------
                       (Registrant's telephone number)

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
YES  [X]      NO  [ ]
     ---          ---

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $1 Par Value-1,786,566 shares as of August 1, 2001

                                    INDEX

                   PENNICHUCK CORPORATION AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION                                            PAGE NUMBER
---------------------------------                                            -----------

Item 1.     Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets--
            June 30, 2001 and December 31, 2000                             3

            Condensed Consolidated Statements of Income--
            Three and six months ended June 30, 2001 and 2000               4

            Condensed Consolidated Statements of Cash Flows--
            Six months ended June 30, 2001 and 2000                         5

            Notes to Condensed Consolidated Financial Statements--
            June 30, 2001                                                   6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   7-13

Item 3.     Quantitative and Qualitative Disclosures About Market Risk     13

PART II.    OTHER INFORMATION
-----------------------------

Item 1.     Legal Proceedings                                               Not Applicable
Item 2.     Changes in Securities and Use of Proceeds                       Not Applicable
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
----------


PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                             June 30, 2001
                                              (Unaudited)      December 31, 2000
                                             -------------     -----------------

ASSETS                                                 (In thousands)
Property, Plant and Equipment
  Land                                          $ 1,223             $ 1,212
  Buildings                                      23,624              23,201
  Equipment                                      67,498              65,949
  Construction work in progress                   1,001                 528
                                                ---------------------------
                                                 93,346              90,890
  Less accumulated depreciation                  23,671              22,453
                                                ---------------------------
                                                 69,675              68,437

Current Assets
  Cash                                            4,181               3,732
  Restricted cash                                   151               1,003
  Accounts receivable, net                        3,081               2,593
  Note receivable                                   588                   -
  Refundable income taxes                             -                 370
  Inventory                                         404                 354
  Prepaid expenses and other                        448                 401
                                                ---------------------------
                                                  8,853               8,453

Other Assets
  Land development costs                          2,404               2,522
  Deferred charges, net                           2,765               2,751
  Investment in real estate partnerships            481                 717
                                                ---------------------------
TOTAL ASSETS                                    $84,178             $82,880
                                                ===========================

STOCKHOLDERS' EQUITY AND LIABILITIES
Stockholders' Equity:
  Common stock-par value $1 per share           $ 1,792             $ 1,770
  Paid in capital                                14,956              14,667
  Retained earnings                              12,833              12,343
  Treasury stock at cost and other                 (474)               (184)
                                                ---------------------------
                                                 29,107              28,596
Minority Interest                                 1,207               1,150
Long Term Debt, less current portion             26,918              26,918

Current Liabilities
  Current portion of long term debt                 315                 319
  Accounts payable                                  928                 725
  Accrued interest payable                          398                 416
  Other accrued expenses                          1,339               1,013
                                                ---------------------------
                                                  2,980               2,473

Other Liabilities
  Contributions in aid of construction           15,356              15,327
  Other liabilities and deferred credits          8,610               8,416
                                                ---------------------------
TOTAL STOCKHOLDERS' EQUITY & LIABILITIES        $84,178             $82,880
                                                ===========================


See notes to condensed consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                             Quarter Ended             Six Months Ended
                                                June 30                     June 30
                                          2001          2000          2001          2000
                                          ----------------------------------------------
                                              (In thousands, except per share amounts
                                              and weighted average number of shares)

Revenues
  Water utility operations                 $4,445        $3,941        $8,058       $ 7,581
  Real estate operations                      761           345         1,338           661
  Contract Operations and other               367           167           587           346
                                           ------------------------------------------------
                                            5,573         4,453         9,983         8,588
Operating expenses
  Water utility operations                  3,029         2,852         5,944         5,572
  Real estate operations and other            218            77           400           120
  Contract Operations and other               252           141           436           316
                                           ------------------------------------------------
                                            3,499         3,070         6,780         6,008

Operating income                            2,074         1,383         3,203         2,580

  Other income                                 70            50           132            90
  Interest expense                           (498)         (500)         (993)       (1,000)
                                           ------------------------------------------------

Income before income taxes                  1,646           933         2,342         1,670

  Provision for income taxes                  636           347           904           630
                                           ------------------------------------------------

Net income before minority interest         1,010           586         1,438         1,040

Minority interest in earnings(loss)
of Westwood Park LLC                           44           (10)           57           (16)
                                           ------------------------------------------------

Net income                                 $  966        $  596        $1,381       $ 1,056
                                           ================================================

Earnings per common share:
  Basic                                    $  .54        $  .34        $  .77       $   .60
  Diluted                                  $  .54        $  .34        $  .77       $   .60

Weighted average common shares:
  Basic                                 1,784,905     1,768,947     1,782,816     1,767,112
  Diluted                               1,792,349     1,774,818     1,790,260     1,772,983

Dividends paid per common share            $  .25        $  .24        $  .50       $   .48


See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                        Six Months Ended
                                                             June 30
                                                        2001        2000
                                                        ----------------
                                                         (In thousands)

CASH PROVIDED (USED) BY:

Operating Activities
  Net income                                           $ 1,381     $ 1,056
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization                        1,468       1,119
    Deferred income taxes                                   45          45
    Change in working capital                             (294)     (1,208)
                                                       -------------------
                                                         2,600       1,012

Investing Activities:
  Purchase of property, plant and
   equipment and other assets                           (2,744)     (2,666)
  Increase in contributions in aid of construction         155         991
  Decrease (Increase) in other                           1,183        (266)
                                                       -------------------
                                                        (1,406)     (1,941)

Financing Activities:
  Payments on long-term debt                                 -         (82)
  Proceeds from issuance of long-term debt                   -          91
  Payment of common dividends                             (891)       (840)
  Proceeds from dividend reinvestment plan
   and other                                               146         149
                                                       -------------------
                                                          (745)       (682)

INCREASE (DECREASE) IN CASH                                449      (1,611)

CASH AT BEGINNING OF PERIOD                              3,732       2,438
                                                       -------------------

CASH AT END OF PERIOD                                  $ 4,181     $   827
                                                       ===================


Supplemental Cash Flow Information. Interest paid was $817,000 and $929,000 for the six months ended June 30, 2001 and 2000, respectively. Income taxes paid were $296,000 and $284,000 for the six month periods ended June 30, 2001 and 2000, respectively.

See notes to condensed consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2001

NOTE A -- BACKGROUND

      The financial statements include the accounts of Pennichuck Corporation (the "Company") and its wholly-owned subsidiaries, Pennichuck Water Works, Inc. ("Pennichuck"), Pittsfield Aqueduct Company, Inc. ("Pittsfield"), Pennichuck East Utility, Inc. ("Pennichuck East"), The Southwood Corporation ("Southwood") and Pennichuck Water Service Corporation (the "Service Corporation"). The financial statements also include the accounts of Westwood Park LLC ("Westwood") in which Southwood owns a 60% interest. All significant intercompany accounts have been eliminated in consolidation.

NOTE B -- BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The Balance Sheet amounts shown under the December 31, 2000 column have been derived from the audited financial statements of the Company as contained in its Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended December 31, 2000.

NOTE C -- NEW ACCOUNTING PRONOUNCEMENTS

      SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities," as amended by SFAS No. 137, "Deferral of the Effective Date of SFAS No. 133" and SFAS No. 138, "An Amendment to SFAS No. 133," establishes certain accounting and reporting standards requiring every derivative instrument to be recorded in the Company's balance sheet as either an asset or liability measured at its fair value. These Statements require that changes in the derivative's fair value be recognized currently in

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2001

NOTE C -- NEW ACCOUNTING PRONOUNCEMENTS (Continued)

earnings unless specific hedge accounting criteria are met. The Company adopted SFAS 133 as of January 1, 2001. The Company has entered into two interest rate swap agreements at a fixed rate of 6.5%, in order to mitigate interest rate risks associated with its floating-rate loans. The agreements provide for the exchange of fixed interest rate payments for floating rate interest payment obligations on notional amounts of principal totaling $6,000,000. The Company has designated these interest rate swaps as a cash flow hedge against the variable future cash flows associated with the interest payments due on $6,000,000 of notes. As of June 30, 2001, the Company has recorded a liability of $274,000 in "Other liabilities and deferred credits" associated with these swap agreements with the offsetting amount deferred as Other Comprehensive Income, reflected in "Treasury stock at cost and other" in the accompanying Condensed Consolidated Balance Sheets.

      The fair market value of the Company's interest rate swaps represents the estimated unrealized loss to terminate these agreements based upon current interest rates.

PART I.    FINANCIAL INFORMATION
Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Results of Operations -- Three Months Ended June 30, 2001 Compared to Three
                         Months Ended June 30, 2000

      For the three months ended June 30, 2001, consolidated net income was $966,000, or $.54 per share compared to $596,000, or $.34 per share for the same period in 2000. The Company's water utility operations, real estate operations, contract service and other operations contributed 61%, 32%, and 7%, respectively, to consolidated net income in the second quarter of 2001.

      Consolidated revenues for the second quarter of 2001 increased from $4.45 million in 2000 to $5.57 million in 2001. The increase in consolidated net income and revenues was principally a result of (1) increased water sales by Pennichuck and Pennichuck East during May and June 2001 due to drier and warmer weather conditions, (2) an increase in the number of residential and commercial land sales, and (3) increased revenues from contract operations, as discussed in further detail below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations -- Three Months Ended June 30, 2001 Compared to Three
                         Months Ended June 30, 2000 (Continued)

      The Company's consolidated revenues are generally seasonal due to the overall significance of the water sales of Pennichuck, Pennichuck East and Pittsfield as a percentage of consolidated revenues. Water revenues are typically at their lowest point during the first and fourth quarters of the calendar year while water revenues in the second and third quarters tend to be greater as a result of increased water consumption during the late spring and summer months. In addition, the Company's consolidated revenues may be significantly affected by sales of major real estate parcels which may occur from time to time (see discussion below).

Water Utility Operations
------------------------

      The Company's water utility operations include the activities of Pennichuck, Pennichuck East and Pittsfield, each of which is regulated by the New Hampshire Public Utilities Commission (the "Commission").

      For the three months ended June 30, 2001, the combined operating income of our three water utilities was $1,416,000, an increase of $327,000, or 30%, from the same quarter in 2000. Utility operating revenues for the three months ended June 30, 2001 increased to $4.45 million, or an 13% increase from the same period in 2000 as shown in the table below broken out by each of our regulated water utilities:


                   June 30, 2001    June 30, 2000     Change
                   -------------    -------------     ------

Pennichuck           $3,575,000       $3,226,000     $349,000
Pennichuck East         764,000          610,000      154,000
Pittsfield              106,000          105,000        1,000
                     ----------------------------------------
    Total            $4,445,000       $3,941,000     $504,000
                     ========================================


      The increase in water revenues of $504,000 reflects drier weather conditions in the second quarter of 2001 compared to the same period last year as indicated by the following statistics for the respective quarters ended June 30:


                                    2001              2000              Change
                                    ----              ----              ------

Rainfall (inches)               9.38              16.83             (7.45)
Average Maximum Temperature     69.3(degrees)     67.7(degrees)       1.6(degrees)


      The significant decrease in rainfall and warmer temperatures during the second quarter of 2001 resulted in a 9.3% increase in billed consumption over the same period last year. Additionally, water revenues reflect a 1.9% increase in the utilities' customer base from June 30, 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations -- Three Months Ended June 30, 2001 Compared to Three
                         Months Ended June 30, 2000 (Continued)

      Total utility operating expenses, which include production, distribution system maintenance, administration, depreciation and taxes other than income taxes, were approximately $3 million for the three months ended June 30, 2001, an increase of $177,000 or 6%, over the same period last year. The increase in utility operating expenses was primarily due to:

      * a $24,000 increase in purification and pumping expenses as a direct result of higher consumption,
      *    an $18,000 increase in distribution maintenance expenses,
      * a $90,000 increase associated with overall salary increases, new hires, and increased benefits costs.

      On June 8, 2001, Pennichuck, the Company's principal water utility subsidiary, filed for a 20.09% rate increase with the Commission.
Pennichuck's actual return on utility investment has declined below the rate of return currently authorized by the Commission. This decline in return is principally due to:

      * nearly $11.4 million of net capital investment Pennichuck has made over the past three years since its last rate case, and
      * an increase in operating expenses of $470,000 associated with that net capital investment.

The proposed rate increase, if granted, would provide additional annual water revenues of approximately $2.5 million.

Real Estate Operations
----------------------

      For the three months ended June 30, 2001, revenues from our real estate activities were $761,000, compared to $345,000 in the same period last year. The second quarter revenues of 2001 were mainly comprised of :

      * $260,000 representing Southwood's 50% share of pretax income from the sale of 12 homes in its Heron Cove joint venture,
      * $158,000 from the sale of one lot in Southwood Corporate Park, and,
      * $182,000 from Southwood's share of pretax operating profits in its four commercial joint ventures.

      Real estate revenues in the second quarter of 2000 consisted principally of $262,000 from the sale of 11 homes by Heron Cove.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations -- Three Months Ended June 30, 2001 Compared to Three
                         Months Ended June 30, 2000 (Continued)

      Operating expenses associated with real estate activities for the second quarter of 2001 were approximately $141,000 greater than the same period last year, reflecting allocated land costs of $128,000 associated with the land sale in Southwood Corporate Park.

Contract Operations and Other
-----------------------------

      Revenues from our contract operations and other were $367,000 and $167,000 for the three months ended June 30, 2001 and 2000, respectively, consisting chiefly of fees charged by our Service Corporation under various operations and billing contracts as well as rental income from several tower leases. The $200,000 increase in 2001 revenues over 2000 resulted primarily from additional contract work billed by the Service Corporation under various operations contracts and from our "Water-tight" program implemented in early 2001.

      Operating expenses associated with our contract operations and other activities for the second quarter of 2001 were approximately $252,000, or $111,000 greater than last year. This increase resulted principally from additional direct contract maintenance expenses and increased intercompany allocations during the second quarter of 2001.

Results of Operations -- Six Months Ended June 30, 2001 Compared to Six Months
                         Ended June 30, 2000

      For the six months ended June 30, 2001, consolidated net income was $1.38 million, compared to $1.06 million for the same period in 2000. On a per share basis, basic earnings per share increased to $.77 for the six months ended June 30, 2001 from $.60 last year. Year-to-date consolidated revenues in 2001 were $9.99 million, an increase of $1,395,000, or 16%, from last year representing growth in each of the Company's lines of business.

Water Utility Operations
------------------------

      For the six months ended June 30, 2001, approximately 77%, 21% and 2% of the combined utilities' operating income were provided by Pennichuck, Pennichuck East and Pittsfield, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations -- Six Months Ended June 30, 2001 Compared to Six Months
                         Ended June 30, 2000 (Continued)

      Utility operating revenues for the six months ended June 30, 2001 increased to $8.06 million, or 6%, from the same period in 2000 as shown in the table below broken out by each of our regulated water utilities:


                   June 30, 2001    June 30, 2000     Change
                   -------------    -------------     ------

Pennichuck           $6,488,000       $6,177,000     $311,000
Pennichuck East       1,369,000        1,173,000      196,000
Pittsfield              201,000          231,000      (30,000)
                     ----------------------------------------
    Total            $8,058,000       $7,581,000     $477,000
                     ========================================


      The increase in water revenues reflects drier and warmer weather conditions during the first half of 2001 compared to the same period last year in addition to 1.9% increase in the utilities' customer base. Billed consumption within Pennichuck's core system during the first six months of 2001 increase 6.7% over the same period last year.

      For the six months ended June 30, 2001, utility operating expenses increased by $372,000, or 7%, to $5,944,000. That increase is primarily comprised of :

      * approximately $65,000 of increased pumping, power and purification expenses associated with higher consumption,
      *    $34,000 increase in distribution maintenance costs, and
      * $205,000 increase in corporate insurance expenses, salary and related employee benefit costs.

Real Estate Operations
----------------------

      For the six months ended June 30, 2001 and 2000, revenues from real estate operations totaled $1,338,000 and $661,000, respectively. The $677,000 increase has resulted principally from 3 major commercial land sales and increased residential home sales generated by Heron Cove. The following highlights revenues for the first half of 2001:

      * $305,000 from the sale of 14 homes in Southwood's Heron Cove joint venture,
      *    $424,000 from the sale of two lots in Southwood Corporate Park,
      *    $155,000 from the sale of a land parcel to HECOP III, and
      * $230,000 as Southwood's share of profits in its four commercial joint ventures.

      Real estate revenues of $661,000 for the first six months of 2000 consisted principally of Southwood's 50% share of pretax operating income in Heron Cove.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations -- Six Months Ended June 30, 2001 Compared to Six Months
                         Ended June 30, 2000 (Continued)

      Operating expenses associated with our real estate activities for the first six months of 2001 were approximately $280,000 greater than the same period last year, primarily as a result of the allocated infrastructure costs charged against the two land sales in Southwood Corporate Park in 2001.

Contract Operations and Other
-----------------------------

      Revenues from contract and other operating activities totaling $587,000 during the six months ended June 30, 2001 relate to contract operations and other services performed by the Service Corporation. The $241,000 increase over last year resulted primarily from (i) additional services and fees charged by the Service Corporation under various operations and maintenance contracts, (ii) the addition of 9 new operating contracts, and (iii) rental income from several tower leases.

Liquidity and Financial Condition

      At June 30, 2001, the Company's cash and cash equivalents totaled $4.2 million, which is held in short-term money market investments. This cash is expected to be sufficient to fund the Company's capital investment program during 2001, any operating cash flow deficiencies and any future acquisitions. The Company also maintains a revolving line of credit agreement with a local bank. This line of credit agreement allows the Company and its subsidiaries to borrow up to $2.5 million at interest rates tied to the bank's cost of funds or LIBOR, whichever is lower. During the first half of 2001, there were no outstanding borrowings under this line of credit agreement.

      The Company's consolidated capital budget for 2001 consists of approximately $7.58 million for various projects of our three operating utilities and for certain land acquisition costs planned by Southwood. For the first half of 2001, the Company's utilities have spent approximately $2.25 million, net of $155,000 of contributions in aid of construction from area developers. The funding of this year's capital budget is expected to be provided by cash flow from operations, supplemented by contributions in aid of construction, state revolving loan funds and grants totaling $1.09 million and, if necessary, with available short-term investments.

      The Company believes its operating cash flow for the second half of 2001, together with available short-term investments, will be sufficient to fund the remaining 2001 capital expenditure program, cash dividends and required principal payments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Financial Condition (Continued)

      "Restricted cash" at June 30, 2001 represents a decrease of $852,000 from the beginning of the year as a result of (i) the payment of certain previously escrowed current use taxes paid by Westwood in the second quarter of 2001 and (ii) the release of $278,000 of escrowed monies designated for a water main interconnection. The remaining restricted cash balance relates to an obligation resulting from a 2000 land sale by Westwood to fund certain future road improvements.

      The "Note receivable" balance of $588,000 at June 30, 2001 represents amounts loaned by Southwood to an unrelated third party to fund the development costs associated with a future residential development.

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

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits filed herewith:

           Exhibit 3.3 - Bylaws of Pennichuck Corporation

      (b) There were no reports filed on Form 8-K during the second quarter of 2001


                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Pennichuck Corporation
                                       (Registrant)


Date: August 10, 2001                  /s/ Maurice L. Arel
      ---------------                  ---------------------------------
                                       Maurice L. Arel, President and
                                       Principal Executive Officer

Date: August 10, 2001                  /s/ Charles J. Staab
      ---------------                  ---------------------------------
                                       Charles J. Staab, Vice President,
                                       Treasurer and Principal Financial
                                       Officer