Form 10-Q
period 2001-09-30
PENNICHUCK CORP
filed 2001-11-08
CIK 788885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark one)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2001

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

      For the transition period from _____ to _____.


                       Commission file number 0-18552
                                              -------

                           Pennichuck Corporation
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

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

                               (603) 882-5191
-------------------------------------------------------------------------------
                       (Registrant's telephone number)

                               Not applicable
-------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X    NO
    -----     -----


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $1 Par Value--1,786,691 shares as of November 1, 2001

                                    INDEX

                   PENNICHUCK CORPORATION AND SUBSIDIARIES


PART I.   FINANCIAL INFORMATION                                           PAGE NUMBER
-------------------------------                                           -----------

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets--
          September 30, 2001 and December 31, 2000                       3

          Condensed Consolidated Statements of Income--
          Three and nine months ended September 30, 2001 and 2000        4

          Condensed Consolidated Statements of Cash Flows--
          Nine months ended September 30, 2001 and 2000                  5

          Notes to Condensed Consolidated Financial Statements--
          September 30, 2001                                             6


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  8-14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     14


PART II.  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings                                              Not Applicable
Item 2.   Changes in Securities and Use of Proceeds                      Not Applicable
Item 3.   Defaults upon Senior Securities                                Not Applicable
Item 4.   Submission of Matters to a Vote
           of Security Holders                                           Not Applicable
Item 5.   Other Information                                              15
Item 6.   Exhibits and Reports on Form 8-K                               15


SIGNATURES                                                               15
----------


PART I.   FINANCIAL INFORMATION
Item 1.   FINANCIAL STATEMENTS

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                             September 30, 2001
                                                (Unaudited)         December 31, 2000
                                             ------------------     -----------------
                                                          (In thousands)

ASSETS
Property, Plant and Equipment
  Land                                            $ 1,223                $ 1,212
  Buildings                                        23,778                 23,201
  Equipment                                        69,561                 65,949
  Construction work in progress                       589                    528
                                                  ------------------------------
                                                   95,151                 90,890
  Less accumulated depreciation                    24,221                 22,453
                                                  ------------------------------
                                                   70,930                 68,437
Current Assets
  Cash                                              3,504                  3,732
  Restricted cash                                     151                  1,003
  Accounts receivable, net                          3,271                  2,593
  Note receivable                                     588                      -
  Refundable income taxes                               -                    370
  Inventory                                           399                    354
  Prepaid expenses and other                           81                    401
                                                  ------------------------------
                                                    7,994                  8,453
Other Assets
  Land development costs                            2,421                  2,522
  Deferred charges, net                             3,249                  2,751
  Investment in real estate partnerships              478                    717
                                                  ------------------------------
TOTAL ASSETS                                      $85,072                $82,880
                                                  ==============================

STOCKHOLDERS' EQUITY AND LIABILITIES
Stockholders' Equity:
  Common stock-par value $1 per share             $ 1,792                $ 1,770
  Paid in capital                                  14,985                 14,667
  Retained earnings                                13,394                 12,343
  Treasury stock at cost and other                   (545)                  (184)
                                                  ------------------------------
                                                   29,626                 28,596
Minority Interest                                   1,203                  1,150
Long Term Debt, less current portion               27,218                 26,918

Current Liabilities
  Current portion of long term debt                   335                    319
  Accounts payable                                    448                    725
  Accrued interest payable                            436                    416
  Other accrued expenses                            1,605                  1,013
                                                  ------------------------------
                                                    2,824                  2,473
Other Liabilities
  Contributions in aid of construction             15,437                 15,327
  Other liabilities and deferred credits            8,764                  8,416
                                                  ------------------------------
TOTAL STOCKHOLDERS' EQUITY & LIABILITIES          $85,072                $82,880
                                                  ==============================


See notes to condensed consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                             Quarter Ended             Nine Months Ended
                                             September 30                September 30
                                        -----------------------     -----------------------
                                          2001          2000          2001          2000
                                          ----          ----          ----          ----
                                              (In thousands, except per share amounts
                                              and weighted average number of shares)

Revenues
  Water utility operations                 $5,083        $4,573       $13,141       $12,154
  Real estate operations                      316         1,175         1,654         1,836
  Contract Operations and other               255           197           842           543
                                           ------------------------------------------------
                                            5,654         5,945        15,637        14,533
Operating expenses
  Water utility operations                  3,217         3,035         9,161         8,607
  Real estate operations                      148           330           548           450
  Contract Operations and other               167            64           603           380
                                           ------------------------------------------------
                                            3,532         3,429        10,312         9,437

Operating income                            2,122         2,516         5,325         5,096

  Other income                                 44            44           176           134
  Interest expense                           (505)         (496)       (1,498)       (1,496)
                                           ------------------------------------------------

Income before income taxes                  1,661         2,064         4,003         3,734

  Provision for income taxes                  657           813         1,561         1,443
                                           ------------------------------------------------

Net income before minority interest         1,004         1,251         2,442         2,291

Minority interest in earnings(loss)
 of Westwood Park LLC                          (4)          101            53            85
                                           ------------------------------------------------

Net income                                 $1,008        $1,150       $ 2,389       $ 2,206
                                           ================================================


Earnings per common share:
  Basic                                    $  .56        $  .65       $  1.34       $  1.25
  Diluted                                  $  .56        $  .64       $  1.33       $  1.24

Weighted average common shares:
  Basic                                 1,787,650     1,772,280     1,784,374     1,768,831
  Diluted                               1,796,079     1,777,789     1,792,803     1,774,340


Dividends paid per common share            $  .25        $  .24       $   .75       $   .72


See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                Nine Months Ended
                                                  September 30
                                               -------------------
                                                2001        2000
                                                ----        ----
                                                 (In thousands)

CASH PROVIDED (USED) BY:

Operating Activities
  Net income                                   $ 2,389     $ 2,206
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization                2,055       2,010
    Deferred income taxes                           67          68
    Change in working capital                     (272)        712
                                               -------------------
                                                 4,239       4,996
Investing Activities:
  Purchase of property, plant and
   equipment and other assets                   (5,175)     (5,425)
  Increase in contributions in aid of
   construction                                    299       1,869
  Decrease (Increase) in other                   1,236        (251)
                                               -------------------
                                                (3,640)     (3,807)
Financing Activities:
  Payments on long-term debt                      (102)       (577)
  Proceeds from issuance of long-term debt         402          13
  Payment of common dividends                   (1,338)     (1,262)
  Proceeds from dividend reinvestment plan
   and other                                       211         216
                                               -------------------
                                                  (827)     (1,610)

DECREASE IN CASH                                  (228)       (421)

CASH AT BEGINNING OF PERIOD                      3,732       2,438
                                               -------------------

CASH AT END OF PERIOD                          $ 3,504     $ 2,017
                                               ===================


Supplemental Cash Flow Information. Interest paid was $1,399,000 and $1,373,000 for the nine months ended September 30, 2001 and 2000, respectively. Income taxes paid were $692,000 and $509,000 for the nine-month periods ended September 30, 2001 and 2000, respectively.

See notes to condensed consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2001

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


NOTE B -- BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The Balance Sheet amounts shown under the December 31, 2000 column have been derived from the audited financial statements of the Company as contained in its Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended December 31, 2000.


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

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2001

NOTE C -- NEW ACCOUNTING PRONOUNCEMENTS (Continued)

earnings unless specific hedge accounting criteria are met. The Company adopted SFAS 133 as of January 1, 2001. In 1998, the Company entered into two interest rate swap agreements at a fixed rate of 6.5% in order to mitigate interest rate risks associated with its floating-rate loans. The agreements provide for the exchange of fixed interest rate payments for floating rate interest payment obligations on notional amounts of principal totaling $6,000,000. The Company has designated these interest rate swaps as a cash flow hedge against the variable future cash flows associated with the interest payments due on $6,000,000 of notes. As of September 30, 2001, the Company has recorded a liability of $380,000 in "Other liabilities and deferred credits" associated with these swap agreements with the offsetting amount deferred as Other Comprehensive Income, reflected in "Treasury stock at cost and other" in the accompanying Condensed Consolidated Balance Sheets.

      The fair market value of the Company's interest rate swaps represents the estimated unrealized loss to terminate these agreements based upon current interest rates.


NOTE D -- SUBSEQUENT EVENTS

      On October 5, 2001, the Company's board of directors approved a four-for-three stock split on its common shares to be effected in the form of a stock dividend. The additional shares to be issued under this split will be distributed on December 3, 2001 to shareholders of record on November 19, 2001. Shareholders will receive one additional share of common stock for each three shares held as of the record date. Except for shareholders participating in the Company's dividend reinvestment and common stock purchase plan, any fractional shares will be paid in cash to shareholders of record based on the closing price of the Company's common stock on November 19, 2001.

      The Company's board of directors also approved an amendment to its dividend reinvestment and common stock purchase plan affecting the price of shares purchased with reinvested dividends. The price of shares purchased with reinvested dividends will now be 100% of the fair market value of the Company's common stock rather than 95% as originally stated in the plan. This change will become effective for any dividends reinvested under the plan subsequent to November 15, 2001, the next dividend payment date.

      On October 31, 2001, the Company closed a transaction to sell a piece of land located in Nashua, New Hampshire to the City of Nashua.
Southwood's portion of the gross proceeds from this sale was approximately $1.2 million.

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2001

NOTE D -- SUBSEQUENT EVENTS (Continued)

      In September 2001, the Service Corporation entered into a multi-year contract with the Town of Salisbury, Massachusetts to operate and maintain the Town's water system, including all meter reading and billing services effective October 1, 2001. Annual revenues from this contract are estimated to be $330,000.

PART I.   FINANCIAL INFORMATION
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations --  Three Months Ended September 30, 2001 Compared to
                          Three Months Ended September 30, 2000

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

      Consolidated revenues for the third quarter of 2001 decreased from $5.95 million in 2000 to $5.65 million in 2001. The decrease in consolidated revenues was principally due to a 73% decline in real estate revenues offset partially by an 11% increase in water sales as discussed in further detail below.

      For the three months ended September 30, 2001, consolidated net income was $1,008,000, or $.56 per share compared to $1,150,000, or $.65 per share for the same period in 2000. The Company's water utility operations, real estate operations, contract service and other operations contributed 84%, 12%, and 4%, respectively, to consolidated net income in the third quarter of 2001.

Water Utility Operations
------------------------

      The Company's water utility operations include the activities of Pennichuck, Pennichuck East and Pittsfield, each of which is regulated by the New Hampshire Public Utilities Commission (the "Commission").

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations --  Three Months Ended September 30, 2001 Compared to
                          Three Months Ended September 30, 2000 (Continued)

      For the three months ended September 30, 2001, the combined pretax operating income of our three water utilities was $1,866,000, an increase of $328,000, or 21%, from the same quarter in 2000. Utility operating revenues for the three months ended September 30, 2001 increased to $5.08 million, or an 11% increase from the same period in 2000 as shown in the table below broken out by each of our regulated water utilities:


                       2001           2000        Change
                       ----           ----        ------

Pennichuck          $4,098,000     $3,763,000       9%
Pennichuck East        874,000        710,000      23%
Pittsfield             111,000        100,000      11%
                    ---------------------------------
      Total         $5,083,000     $4,573,000      11%
                    =================================


      The increase in water revenues of $510,000 reflects drier and warmer weather conditions in the third quarter of 2001 compared to the same period last year as indicated by the following statistics for the respective quarters ended September 30:


                                2001      2000      Change
                                ----      ----      ------

Rainfall (inches)               9.17      13.16     (3.99)
Average Maximum Temperature     80.3?     78.3?         2?


      The decrease in rainfall and warmer temperatures during the third quarter of 2001 resulted in a 15.7% increase in billed consumption over the same period last year. Additionally, water revenues reflect a 1.8% increase in the combined utilities' customer base from a year ago.

      Total utility operating expenses, which include production, distribution system maintenance, administration, depreciation and taxes other than income taxes, were approximately $3.2 million for the three months ended September 30, 2001, an increase of $182,000 or 6%, over the same period last year. The increase in utility operating expenses was primarily due to:

      * a $51,000 increase in purification and pumping expenses as a direct result of higher consumption,
      *     a $13,000 increase in distribution maintenance expenses,
      * a $115,000 increase associated with overall salary increases, new hires, and increased benefits costs.

      On June 8, 2001, Pennichuck, the Company's principal water utility subsidiary, filed for a 20.09% rate increase with the Commission since its actual return on utility investment had declined below the rate of return currently authorized by the Commission. The proposed permanent rate increase, if granted, would provide additional annual water revenues of approximately $2.5 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations -- Three Months Ended September 30, 2001 Compared to
                         Three Months Ended September 30, 2000 (Continued)

      On August 31, 2001, the Commission approved a temporary rate increase of 8.52% to be applied on bills rendered on or after September 8, 2001. Pennichuck will be entitled to bill temporary rates until such time as a final rate increase is approved, which the Company reasonably expects will occur in February 2002.

Real Estate Operations
----------------------

      For the three months ended September 30, 2001, revenues from our real estate activities were $316,000, compared to $1,175,000 in the same period last year. Real estate revenues for the third quarter of 2000 included approximately $704,000 from the sale of a 12.5 acre land parcel by Westwood. Real estate revenues for the third quarter of 2001 were comprised chiefly of (i) $197,000 of additional profit accrued in a residential joint venture in which Southwood holds a 50% interest and (ii) $53,000 from Southwood's 50% ownership in four commercial joint ventures and other income.

      On August 27, 2001, Westwood and the City of Nashua (the "City") entered into a purchase and sale agreement whereby Westwood has agreed to sell approximately 253 acres of land in Nashua, New Hampshire to the City. Under the terms of this agreement, Westwood will receive $2 million in exchange for a fee simple interest in the land which will be used by the City for conservation purposes. On October 31, 2001, we closed this transaction with the City and Southwood's portion of the gross proceeds from this sale was approximately $1.2 million.

      Operating expenses associated with real estate activities for the third quarter of 2001 were approximately $148,000, consisting principally of real estate taxes, property management expenses associated with Southwood Corporate Park and certain allocated management fee costs. Operating expenses of $330,000 for the same quarter last year include approximately $303,000 of allocated land and infrastructure costs relating to the 12.5 acre land sale discussed earlier.

Contract Operations and Other
-----------------------------

      Revenues from contract operations and other activities were $255,000 and $197,000 for the three months ended September 30, 2001 and 2000, respectively, These revenues consist chiefly of fees charged by our Service Corporation under various operations and billing contracts as well as rental income from several tower leases. The $58,000 increase in 2001 revenues over 2000 resulted primarily from additional contract work billed by the Service Corporation under various operations contracts and from our "Water-tight" warranty program implemented in early 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations -- Nine Months Ended September 30, 2001 Compared to
                         Nine Months Ended September 30, 2000

      Operating expenses associated with our contract operations and other activities for the third quarter of 2001 were approximately $167,000, or $103,000 greater than last year. This increase resulted principally from additional direct contract maintenance expenses and increased intercompany allocations during the third quarter of 2001.

      For the nine months ended September 30, 2001, consolidated net income was $2.39 million, compared to $2.21 million for the same period in 2000. Basic earnings per share increased to $1.34 for the nine months ended September 30, 2001 from $1.25 last year. Year-to-date consolidated revenues in 2001 were $15.64 million, an increase of $1.11 million, or 8%, from last year due to the growth in water utility operations and contract operations.

Water Utility Operations
------------------------

      For the nine months ended September 30, 2001, approximately 78%, 20% and 2% of the combined utilities' operating income were provided by Pennichuck, Pennichuck East and Pittsfield, respectively compared to 79%, 18% and 3%, respectively, for the same period last year.

      Utility operating revenues for the nine months ended September 30, 2001 increased to $13.14 million, or 8%, from the same period in 2000 as shown in the table below broken out by each of our regulated water utilities:


                       2001            2000         Change
                       ----            ----         ------

Pennichuck          $10,587,000     $ 9,940,000       7%
Pennichuck East       2,243,000       1,883,000      19%
Pittsfield              311,000         331,000      -6%
                    ---------------------------
      Total         $13,141,000     $12,154,000       8%
                    ===========================


      The increase in water revenues reflects the modestly drier and warmer weather conditions experienced during the second and third quarters this year compared to the same period last year. Utility operating revenues also reflect a 1.8% in the number of utility customers as well as an overall increase of 10% in billed consumption over last year's comparable period.

      For the nine months ended September 30, 2001, utility operating expenses increased by $554,000, or 6%, to $9,161,000. That increase is primarily comprised of:

      * approximately $101,000 in increased pumping, power and purification expenses associated with higher consumption,
      *     $46,000 increase in distribution maintenance costs, and
      * $331,000 increase in general and administrative costs for salaries, benefits and casualty insurance.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations -- Nine Months Ended September 30, 2001 Compared to
                         Nine Months Ended September 30, 2000 (Continued)

Real Estate Operations
----------------------

      For the nine months ended September 30, 2001 and 2000, revenues from real estate operations totaled $1,654,000 and $1,836,000, respectively. The $182,000 decrease resulted principally from the completion and final closeout of a residential joint venture in June 2001.

      Revenues for the first nine months of 2001 include:

      * $524,000 as Southwood's share of pretax profit from its residential joint venture,
      *     $577,000 from the various commercial land sales, and
      * $253,000 from Southwood's share of pretax income in its four commercial joint ventures.

      For the first nine months of 2000, Southwood's revenues included (i) approximately $704,000 from the sale of a major tract of land by Westwood as discussed earlier and (ii) $970,000 in partnership revenues earned through its two residential joint ventures.

      Operating expenses associated with our real estate activities for the first nine months of 2001 were approximately $98,000 greater than the same period last year, primarily as a result of the allocated infrastructure costs charged against various land sales during 2001.

Contract Operations and Other
-----------------------------

      Revenues from contract and other operating activities, which totaled $842,000 for the nine months ended September 30, 2001, relate to contract operations and other services performed by the Service Corporation. The $299,000, or 55%, increase over last year resulted primarily from (i) additional unplanned services and fees charged by the Service Corporation under various operations and maintenance contracts, (ii) 15 new operating contracts for systems located in southern New Hampshire, (iii) rental income from several tower leases, and (iv) timber sale for the amount of $168,000 in the second quarter this year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Financial Condition

      At September 30, 2001, the Company's cash and cash equivalents totaled $3.5 million, which is held in short-term money market investments. This cash is expected to be sufficient to fund any temporary operating cash flow deficiencies and is available to fund the remainder of the Company's capital investment program for 2001.

      The Company's consolidated capital budget for 2001 consists of approximately $7.58 million for various projects of our three operating utilities and for certain land acquisition expenditures planned by Southwood. The funding of this year's capital budget is expected to be provided by cash flow from operations, supplemented by contributions in aid of construction, state revolving loan funds and grants totaling $1.09 million and, if necessary, with available short-term investments.

      The Company's operating cash flow for the first nine months of 2001 was $4.2 million. Operating cash flow was used to fund approximately $4.02 million of new investment in utility plant assets, net of contributions in aid of construction and customer advances and for the payment of $1.34 million in common dividends. Other sources of cash were derived from the release of approximately $852,000 of previously restricted cash and $335,000 of advances under a state revolving loan for certain qualified utility projects. The following table provides the year-to-date breakout of cash flow by business segment:


                                        In Millions
                                        -----------

      Water utility operations           $(2.183)
      Real estate                          1.065
      Contract operations and other        0.890
                                         -------
      Net Cash Flow                      $ (.228)
                                         =======


      To supplement any deficiencies in cash flow, the Company maintains a revolving line of credit agreement with a local bank. This line of credit agreement allows the Company and its subsidiaries to borrow up to $2.5 million at interest rates tied to the bank's cost of funds or LIBOR, whichever is lower. During 2001, there were no outstanding borrowings under this line of credit agreement.

      Besides the change in its cash position from December 31, 2000 to September 30, 2001, other major changes in the Company's financial position were (i) an increase of $678,000 in "Accounts receivable" reflecting increased billed and unbilled revenues, and (ii) an increase of $592,000 in "Other current liabilities" comprised principally of income taxes, customer deposits and retainage amounts due on construction projects at September 30, 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Financial Condition (Continued)

      "Restricted cash" at September 30, 2001 represents a decrease of $852,000 from the beginning of the year as a result of (i) the receipt in the second quarter of 2001 of certain previously escrowed current use taxes paid by Westwood and (ii) the release of $278,000 of escrowed monies designated for a water main interconnection. The remaining restricted cash balance relates to an obligation resulting from a 2000 land sale by Westwood to fund certain future road improvements.

      The "Note receivable" balance of $588,000 at September 30, 2001 represents amounts loaned by Southwood to an unrelated third party to fund the development costs associated with a future residential development.


Forward Looking Information

      This report, including management's discussion and analysis, contains certain forward looking statements regarding the Company's results of operations and financial position. For this purpose, any statements contained herein that are not statement of historical fact may be deemed to be forward looking statements. These forward looking statements are based on current information and expectations, and are subject to factors and uncertainties that could cause the Company's actual results to differ materially from that expressed or implied by such forward looking statements. Such statements address the following subjects, among others: timeliness and extent of water utility rate increase, if any; future operating results in the water utility and real estate sectors; earning growth and expectations; and corporate spending and liquidity. The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements: with respect to regulated water utility rate relief, risk associated with the timing and amount of rate increases as well as general regulatory lag in realizing changes; with respect to water utility operations, the impact of weather, such as the amount of rainfall and temperature; and, with respect to real estate development, general economic conditions in the local and national economies.


PART I.   FINANCIAL INFORMATION
Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information associated with derivative financial instruments called for by this item is provided in NOTE C - NEW ACCOUNTING PRONOUNCEMENTS in the NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

PART II.  OTHER INFORMATION

ITEM 5    OTHER INFORMATION:

      On October 31, 2001, the Company closed the transaction to sell a piece of land located in Nashua, New Hampshire to the City of Nashua. Southwood's portion of the gross proceeds from this sale was approximately $1.2 million. Please refer to Real Estate Operations under MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Results of Operation - Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000.

      In September 2001, the Service Corporation entered into a multi-year contract with the Town of Salisbury, Massachusetts to operate and maintain the Town's water system, including all meter reading and billing services effective October 1, 2001. Annual revenues from this contract are estimated to be $330,000.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits filed herewith: None

      (b) There were no reports filed on Form 8-K during the third quarter of 2001




                                 SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Pennichuck Corporation
                                       ----------------------
                                       (Registrant)


Date: November 8, 2001                 /s/ Maurice L. Arel
      ----------------                 -------------------
                                       Maurice L. Arel, President and
                                       Principal Executive Officer


Date: November 8, 2001                 /s/ Charles J. Staab
      ----------------                 --------------------
                                       Charles J. Staab, Vice President,
                                       Treasurer, Principal Financial
                                       Officer and Principal Accounting
                                       Officer