Form 10-K
period 2001-12-31
PENNICHUCK CORP
filed 2002-03-29
CIK 788885

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For The Fiscal Year Ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER 0-18552

                           Pennichuck Corporation
           (Exact name of Registrant as specified in its charter)

         New Hampshire                                      02-0177370
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

Four Water Street, Nashua, New Hampshire                      03061
(Address of principal executive offices)                    (Zip Code)

      Registrant's telephone number, including area code: 603-882-5191

            Securities registered under Section 12(b) of the Act:

                                                      Name of each exchange
     Title of each class                               on which registered
     -------------------                              ---------------------
            None                                              None

            Securities registered under Section 12(g) of the Act:

                  Common Stock (par value $1.00 per share)
                              (Title of Class)
                       Preferred Stock Purchase Rights
                              (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

      Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting common equity held by non-affiliates of the Registrant based on the last sales price on March 11, 2002 of the Registrant's Common Stock as reported on the Nasdaq National Market System was $61,025,355. For purposes of this calculation, the "affiliates" of the Registrant include its directors and executive officers. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

      The number of shares of the Registrant's Common Stock, $1 par value, outstanding as of March 11, 2002 was 2,390,339.

                     DOCUMENTS INCORPORATED BY REFERENCE

                                    None

                              TABLE OF CONTENTS

                                                                     Page

PART  I:

Item 1.   BUSINESS

Item 2.   PROPERTIES

Item 3.   LEGAL PROCEEDINGS

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II:

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

Item 6.   SELECTED FINANCIAL DATA

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
          MARKET RISK

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

PART III:

Item 10.  DIRECTORS AND  EXECUTIVE OFFICERS OF THE REGISTRANT

Item 11.  EXECUTIVE COMPENSATION

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV:

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K

PART I:

Item 1.  BUSINESS

Overview

      Pennichuck Corporation (the "Company") is a holding company based in Nashua, New Hampshire. Its principal operating subsidiaries are engaged primarily in the collection, storage, treatment, distribution and sale of potable water throughout southern and central New Hampshire. These subsidiary corporations - Pennichuck Water Works, Inc. ("Pennichuck"), Pennichuck East Utility, Inc. ("Pennichuck East") and Pittsfield Aqueduct Company, Inc. ("Pittsfield"), are each engaged in business as a regulated public utility, subject to the jurisdiction of the New Hampshire Public Utilities Commission (the "NHPUC"). They collectively serve approximately 26,200 residential and 2,000 commercial and industrial customers. The Company was formed in 1983 following the reorganization of Pennichuck Water Works, which was first established in 1852, into a dedicated water utility. At the same time several tracts of land, formerly held for watershed protection purposes, were transferred to The Southwood Corporation ("Southwood"). Southwood is involved in the development of commercial and residential real estate. The Company also conducts non-regulated, water-related management services and contract operations through another subsidiary, Pennichuck Water Service Corporation (the "Service Corporation").

Our Water Business

      Pennichuck is franchised by the NHPUC to gather and distribute water in the City of Nashua, New Hampshire and in portions of the towns of Amherst, Bedford, Derry, Epping, Hollis, Merrimack, Milford and Plaistow, New Hampshire. Pennichuck has transmission mains which directly interconnect its core system in Nashua with the surrounding towns of Amherst, Hudson, Merrimack and Milford. Its core system, which services nearly 21,800 customers, accounts for 98% of Pennichuck's revenues and 96% of its combined plant in service. Its franchises in the remaining towns consist of stand-alone satellite water systems serving over 1,600 customers. Pennichuck has no competition in its core franchise area. Currently, approximately 29% of its water revenues are derived from commercial and industrial customers and approximately 53% from residential customers, with the balance being derived from fire protection and other billings to municipalities, principally the City of Nashua and the towns of Amherst, Merrimack and Milford.

      Pennichuck East was organized in 1998 to acquire certain water utility assets from the Town of Hudson, New Hampshire ("Hudson"), following its acquisition of those assets from an investor-owned water utility which previously served Hudson and surrounding communities. Pennichuck East is franchised to gather and distribute water in the New Hampshire towns of Litchfield, Pelham, Windham, Londonderry, Derry, Raymond and Hooksett, which are areas adjacent to the service franchise served by Pennichuck. The water utility assets owned by Pennichuck East consist principally of water transmission and distribution mains, hydrants, wells, pump stations and pumping equipment, water services and meters, easements and certain tracts of land. Pennichuck East serves approximately 4,100 customers and annual revenues were approximately $2.9 million for calendar year 2001.

      Pittsfield was acquired by the Company in 1998 and serves approximately 625 customers in and around Pittsfield, New Hampshire with annual revenues of approximately $415,000.

Regulation

      The Company's water utilities are regulated by the NHPUC with respect to their water rates, securities issues and service. New Hampshire law provides that utilities are entitled to charge rates which permit them to earn a reasonable return on the cost of the property employed in serving its customers, less accrued depreciation and contributed capital ("Rate Base"). The cost of capital permanently employed by a utility in its utility business marks the minimum rate of return which a utility is lawfully entitled to earn on its Rate Base. Pennichuck's water rates that were in effect during 2001 were based on a March 1998 NHPUC order in which Pennichuck was authorized an overall rate of return of 8.34% on an approved rate base of approximately $34.61 million. However, in March 2002, Pennichuck was granted an overall rate increase of 14.43% based on an overall rate of return of 8.58% and an approved rate base of approximately $43.1 million. Pennichuck East is authorized an overall rate of return of 8.37% on an approved rate base of approximately $7.5 million. Pittsfield is authorized an overall rate of return of approximately 10% on an approved rate base of approximately $1.6 million.

      The Company's water utilities are subject to the water quality regulations issued by the United States Environmental Protection Agency ("USEPA") and the New Hampshire Department of Environmental Services ("NHDES"). The USEPA is required to periodically set new maximum contaminant levels for certain chemicals as required by the federal Safe Drinking Water Act ("SDWA"). The quality of the Company's water utilities' treated water currently meets or exceeds all current standards set by the USEPA and the NHDES.

      Pennichuck's filtration plant in Nashua is impacted by the Interim Enhanced Surface Water Treatment Rule ("IESWTR") which establishes a new turbidity standard of 0.3 NTU. Pennichuck is in the process of evaluating alternatives to meet the new IESWTR turbidity standard and it expects to determine what modifications will be required to its filtration plant by the fall of 2002.

      Two of Pennichuck's small community water systems have wells that produce water with arsenic levels in excess of the new standard of 10 ppb. It will be necessary for Pennichuck to install arsenic treatment systems at these locations. Pennichuck's remaining community water systems have wells that produce water meeting the new arsenic standard.

      Capital expenditures associated with federal and State water quality standards have historically been recognized and approved by the NHPUC for inclusion in our utilities' water rates.

Contract and Real Estate Operations

      The Company formed the Service Corporation to conduct its non-regulated, water-related activities. Its activities initially included providing contract operations and maintenance, water testing and billing services to municipalities. In 1998, the Service Corporation entered into a long-term agreement with the Town of Hudson to provide operations and maintenance contract services to the Town with respect to the water utility assets it acquired from an investor-owned water utility. In September 2001, the Service Corporation also entered into a long-term agreement with the Town of Salisbury, Massachusetts to perform similar operations and maintenance services.

       The NHDES has mandated water quality standards for non-transient, non-community water systems ("NTNCWS") - defined as public facilities such as schools, apartment and office buildings accommodating more than 25 persons and served by a community well. There are an estimated 600 such NTNCWS in New Hampshire which will require the services of a certified water operator, such as the Service Corporation, in order to meet the mandates of the NHDES. Accordingly, the Service Corporation is actively pursuing new contracts under which it would serve as a certified water operator and provide various water-related monitoring, maintenance, testing and compliance reporting services for these systems in New Hampshire.

      Southwood, the Company's real estate subsidiary, was organized for the purpose of owning, developing, selling and managing approximately 1,088 acres of undeveloped land in Nashua and Merrimack, New Hampshire formerly owned by Pennichuck Water Works for watershed protection purposes.

      Since 1988, Southwood has been involved in the planning and development of Southwood Corporate Park, a 65-acre commercially zoned land parcel located in Nashua, New Hampshire. From 1988 through 2001, Southwood sold four lots totaling 25 acres in the Corporate Park. In January 2002, Southwood sold the remaining 40 acres to a regional real estate developer (the "Developer") under the terms of an option agreement between Southwood and the Developer. Under that agreement which was entered into during 1995, the Developer paid to Southwood an option fee each year equal to the annual carrying costs associated with that land.

      In September 1997, Southwood and the Developer formed Westwood Park LLC ("Westwood"), to develop a 404-acre tract of land in northwest Nashua presently zoned for park-industrial use. Southwood conveyed the land to Westwood in exchange for a 60% interest in Westwood. Since 1997, Westwood has sold four parcels totaling approximately 364 acres to third parties, leaving a balance of approximately 40 acres which are restricted in use for future groundwater supplies.

      Southwood is also a 50% partner in Heron Cove Office Park I, LLC, Heron Cove Office Park II, LLC and Heron Cove Office Park III, LLC which are limited liability corporations formed to construct and own a 39,000 square foot, a 42,000 square foot and a 66,000 square foot office building, respectively, located in Merrimack, New Hampshire. As of December 31, 2001, all of the office space in each building had been leased to third parties under long-term lease agreements.

      In October 1997, Southwood entered into a joint venture known as Heron Cove LLC ("Heron Cove") for the development of an 87 unit, single-family community located in Merrimack, New Hampshire. Under the terms of the joint venture agreement, Southwood conveyed the related land parcel to Heron Cove in exchange for a non-interest bearing note secured by a second mortgage on the real estate conveyed. Southwood holds a 50% interest in this joint venture. As of December 31, 2001, all 87 units had been constructed and sold to third parties and this LLC is expected to be liquidated in 2002.

Financial Information About Industry Segments

      The business segment data of the Company and its subsidiaries for the latest three years is presented in "Note I - Business Segment Information" in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K Report.

Employees

      The Company employs 80 permanent, full-time employees and officers. Of these, there are 44 management and clerical employees who are non-union. The remaining employees are members of the United Steelworkers Union. The current union contract, which was re-negotiated in February 2002, expires in February 2007. In the opinion of management, employee relations are satisfactory.

                                RISK FACTORS

Water Business

      The Company's main source of revenues and earnings is its water utility operations. The water supply and distribution industry is subject to regulations and uncertainties which affect the Company and its financial operations in varying degrees.

      Rate Regulation. The Company's water utility subsidiaries, Pennichuck, Pennichuck East and Pittsfield are regulated by the NHPUC with respect to the rates we charge our customers for water and the amount of our capital and debt financing. The profitability of our water operations is largely dependent on the timeliness and adequacy of rate relief allowed by the NHPUC.

      Regulatory Lag. The NHPUC generally provides our water utilities with the opportunity to earn a rate of return on our capital invested in property used to serve our customers. However, a delay, known as "regulatory lag" normally occurs between the time capital is invested and the effective date of increased water rates, which reflect that investment.

      Water Quality Concerns; Changes in Regulatory Standards. Water utility companies are always subject to certain water quality risks related to environmental contamination. Our water systems have water treatment and alternate water source and storage facilities available as short-term sources of supply in the event of contamination of one of our water sources. While our treated water currently meets or exceeds all standards set by federal and state authorities, it is possible that new or stricter standards could be imposed that will raise our operating costs significantly. Although these costs would likely be recovered in the form of higher rates, there can be no assurance that the NHPUC would approve a rate increase to recover such costs.

      Threats to Nation's Health and Security. Water utility companies have generally been on a heightened state of alert since the threats to the nation's health and security in the fall of 2001. We have taken steps to increase security at our water utility facilities, heightened employee awareness of threats to our water supplies, and added security measures regarding the delivery and handling of certain chemicals used in our business. We have and will continue to bear extraordinary costs for security precautions to protect our operations and water supplies. We are not aware of any specific threats to our water utility businesses or other operations; however, we likely cannot control the outcome of such events should they occur.

      Impact of Weather and Seasonal Demands. The demand for our water and our revenues is impacted by weather and is seasonal in nature. Normally, our most profitable quarters are the second and third calendar year quarters due to increased water consumption during the late spring and summer months. Demand is normally lower during cool, wet springs and summers than it is during warm, hot springs and summers.

      Dependence on Certain Industrial Customers. Approximately 29% of our operating revenues are derived from commercial and industrial customers. Pennichuck's largest water customer is responsible for about 10% of its daily average demand. In the short term, our profitability would be adversely impacted were that customer to significantly reduce its water requirements in the future or if our other commercial and industrial customers materially reduce their use of our water. In this case, we would seek the approval of the NHPUC to increase the rates of our remaining customers to recover any lost revenues from the loss of such major industrial customers. Any increase in our rates and improvement in our profitability from a loss of a major customer could take at least 12 months to realize, an example of regulatory lag. In addition, there can be no assurance that the NHPUC would approve such a rate increase request.

Real Estate Business

      Development Risks. Southwood, our real estate subsidiary, is the owner of several tracts of land located in Southern New Hampshire, which is planned for development. The demand and prices for Southwood's real estate are dependent upon interest rates and construction costs as well as general economic conditions.

      Carrying Costs. Real estate assets are subject to ongoing maintenance costs and property taxes. Reductions in demand for our properties may cause us to continue to incur operating costs without any offsetting income.

Item 2. PROPERTIES

Office Buildings

      The Company owns and occupies a three story, 11,616 square foot building located in downtown Nashua, New Hampshire. It also owns a separate building in Nashua which serves as an operations center and storage facility for its construction and maintenance activities. Except as noted in "Note C- Debt" in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K Report, there are no mortgages or encumbrances on our properties.

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

      The location and general character of Pennichuck's principal plant and other materially important physical properties are as follows:

      1. Holt Pond, Bowers Pond, Harris Pond and Supply Pond and related impounding dams comprise the chief source of water supply in Nashua, New Hampshire.

      2. An Infilco Degremont treatment plant using physical chemical removal of suspended solids and sand and carbon filtration with a rated capacity of 35 million gallons per day, located in Nashua, New
Hampshire.

      3. A water intake plant and pumping facility located on the Merrimack River in Merrimack. Pennichuck has a permit from the Army Corps of Engineers to withdrawal up to 30 million gallons per day of water from the Merrimack River at this intake. The existing pumps are capable of providing up to 16.2 million gallons per day supplemental water supply source provides an additional source of water during dry summer periods and will provide a long-term supply for Pennichuck's service area.

      4. Approximately 672 acres of land located in Nashua and Merrimack which are owned and held for watershed and reservoir purposes.

      5. Eleven water storage reservoirs having a total storage capacity of 20.7 million gallons, six of which are located in Nashua, two in Amherst, one in Bedford, one in Derry and one in Hollis, New Hampshire.

      The source of supply for Pennichuck East is a well system owned by the Town of Hudson in Litchfield, New Hampshire, purchased water from the Manchester Water Works or individual bedrock wells. Pennichuck East has entered into a long-term water supply agreements to obtain water from Hudson and Manchester Water Works.

      The Pittsfield Aqueduct Company owns the land surrounding Berry Pond and it treats the water from this Pond through two 0.25 mgd Neptune Microfloc package filtration plants located in Pittsfield, New
Hampshire. Berry Pond serves as the sole source of supply for Pittsfield.

Water Distribution Facilities

           The distribution facilities of the Company's regulated water companies consist of, among other assets, the following:

                              Pennichuck     Pennichuck East     Pittsfield
                              ----------     ---------------     ----------

Transmission & Distribution
  Mains (in miles)                 397              111               13
Services                        22,808            4,277              639
Meters                          23,820            4,181              645
Hydrants                         2,223              371               70

Land Held for Future Development

      Following Pennichuck Water Works' reorganization in 1984 into a holding company structure, the Company transferred 402 acres of previously designated watershed protection land to Pennichuck and approximately 1,088 acres of buffer and alternate use land were transferred to Southwood. Since 1984, Southwood has sold or transferred approximately 796 acres of land to third parties or to participating joint ventures. The Company holds approximately 340 acres of land which have not been transferred to Pennichuck or Southwood due to access limitations which currently restrict the ability to subdivide and transfer that land.

      Based on vegetation, topographical, wetland and hydrological studies, the Company and Southwood have designated their remaining 632 acres into buffer (non-developable) and alternate use (developable) designations, resulting in an approximate breakout of 283 and 349 acres, respectively. Of the approximately 349 acres of alternate use land, 76 acres are located primarily in the northwestern section of city of Nashua, New Hampshire and 273 acres are located in the western and southerly portions of the town of Merrimack, New Hampshire. The following table summarizes the currently approved zoning for alternate use land:

                                     Nashua, NH     Merrimack, NH     Total
                                     ----------     -------------     -----

Residential                              36              168           204
Industrial                               40              105           145
                                         --              ---           ---
Total Alternate Use Acreage              76              273           349
                                         ==              ===           ===

      In January 2002, Southwood sold the remaining 40 acres in Southwood Corporate Park, leaving 36 acres of alternate use land available in the city of Nashua. The remainder of the Company's and Southwood's landholdings in Merrimack are classified under "Current Use" status, resulting in an assessment that is based on the property's actual use and not its highest or best use.

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


PART II:

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

      The Company's Common Stock is quoted on the Nasdaq National Market System ("NMS") under the symbol "PNNW." On December 31, 2001, there were approximately 774 holders of record of the 2,387,634 shares of the Company's Common Stock outstanding.

      The following table sets forth the comparative market prices per share of the Company's Common Stock based on the high and low closing sales prices as reported on the Nasdaq NMS during the applicable periods and the dividends declared by the Company during those periods. All stock information has been adjusted to reflect the four-for-three stock split effected December 3, 2001.

                                                          Dividends
Period                              High        Low       Declared
------                              ----        ---       ---------

2001
Fourth Quarter                     $26.81      $19.19      $.19

Third Quarter                       24.17       20.85       .19

Second Quarter                      25.61       19.02       .19

First Quarter                       21.76       18.51       .19

2000
Fourth Quarter                     $21.38      $17.81      $.19

Third Quarter                       21.00       18.00       .18

Second Quarter                      22.69       16.50       .18

First Quarter                       24.75       15.66       .18

1999
Fourth Quarter                     $25.50      $18.00      $.18

Third Quarter                       21.75       16.50       .17

Second Quarter                      16.97       14.48       .17

First Quarter                       16.31       14.72       .17

      Certain bond and note agreements involving the Company's subsidiary, Pennichuck Water Works, Inc. ("Pennichuck Water"), require, among other things, restrictions on the payment or declaration of dividends by Pennichuck Water to the Company. Under Pennichuck Water's most restrictive covenant, approximately $3,863,000 of Pennichuck Water's retained earnings was unrestricted for payment or declaration of common dividends to the Company at December 31, 2001.

      In the first quarter of fiscal 2001, the Company issued 16,278 shares of Common Stock to Director Charles E. Clough representing the conversion of accrued common share equivalents pursuant to the Company's Deferred Compensation Program for Directors of Pennichuck Corporation. Under this Program, Directors may defer the receipt of earned Director's fees in the form of common share equivalents and subsequently receive such deferred amounts in shares of Common Stock. The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof, the private placement exemption; as such, the transfer of such shares is restricted pursuant to the requirements of the Act. The Company did not make any unregistered sales of Common Stock during the fourth quarter of fiscal 2001.

Item 6. SELECTED FINANCIAL DATA

                                     2001        2000        1999        1998        1997
                                     ----        ----        ----        ----        ----

Operating revenues (in $000's)     $22,754     $23,671     $17,809     $17,395     $12,056
Net income (in $000's)             $ 3,612     $ 3,683     $ 2,616     $ 2,106     $ 1,207
Earnings per share - basic         $  1.52     $  1.56     $  1.12     $  1.21     $  0.76
Cash dividends declared per
 share of common stock             $  0.76     $  0.73     $  0.69     $  0.59     $  0.51
Total assets (in $000's)           $87,841     $82,880     $75,581     $70,838     $57,240

Long-term debt (in $000's)         $27,420     $27,237     $28,266     $28,185     $26,678

      Prior year numbers have been restated to reflect the merger of Pittsfield Aqueduct Company, Inc. in 1998, three-for-two stock split in September 1998, and the four-for-three stock split in December 2001. 1998 numbers reflect the acquisition of Pennichuck East Utility, Inc.

PART II.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

      Pennichuck Corporation (the "Company") has five wholly-owned subsidiaries. Pennichuck Water Works, Inc. ("Pennichuck"), Pennichuck East Utility, Inc. ("Pennichuck East") and Pittsfield Aqueduct Company, Inc. ("Pittsfield") are involved in water supply and distribution in cities and towns throughout southern and central New Hampshire. These water subsidiaries are regulated by the New Hampshire Public Utilities Commission ("NHPUC") and, as such, they must obtain approval to increase their water rates to recover increases in operating expenses and to obtain the opportunity to earn a return on rate base investments. Pennichuck Water Service Corporation (the "Service Corporation") is involved in non-regulated, water-related services and contract operations and The Southwood Corporation ("Southwood") owns, manages, develops, and sells real estate.

      As you read Management's Discussion and Analysis, please refer to the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements and Selected Financial Data contained in this Report.

Forward-Looking Statements

      In addition to the historical financial information, this report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current information and expectations and on several assumptions concerning future events that involve risks, uncertainties and factors which may be beyond the Company's control. As such, the actual performance of the Company may be materially different from the future results or performance implied by the forward-looking statements contained in this report. Such factors include, among other things, changes in governmental regulations, changes in the economic and business environment that may impact demand for the Company's water and real estate products, changes in capital requirements that may affect the Company's level of capital expenditures and unusual changes in weather conditions that impact water consumption. Accordingly, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

      In this section, we discuss our 2001, 2000 and 1999 results of operations and the factors affecting them. We begin with a general overview of our earnings per share ("EPS") generated by our core businesses.

                 Basic Earnings Per Share of Common Stock *

                                        Twelve Months Ended
                                            December 31
                                     2001       2000       1999
                                    ---------------------------

Water utility operation             $ .81      $ .65      $ .88
Real estate operations                .63        .83        .16
Contract operations & other           .08        .08        .08
                                    ---------------------------

Consolidated Basic EPS              $1.52      $1.56      $1.12
                                    ===========================

*     Restated for the four-for-three stock split effected December 2001

      Our consolidated revenues tend to be significantly affected by weather conditions experienced throughout the year and by sales of major real estate parcels which may occur from time to time (see discussion below). Water revenues are typically at their lowest point during the first and fourth quarters of the calendar year. However, water revenues in the second and third quarters tend to be greater because of increased water consumption for non-essential usage by our customers during the late spring and summer months.

Results of Operations - 2001 Compared to 2000

      As indicated in the table above, there was a significant shift in the earnings among the Company's core businesses from 2000 to 2001. Although consolidated net income decreased 2% to $3.61 million in 2001 from $3.68 million in 2000, practically all of that decrease resulted from the fact that gains on two major land sales were realized in 2000 by Westwood Park LLC ("Westwood"), in which Southwood has a controlling 60% ownership interest. The impact of those sales alone on earnings per share was $.56 in 2000. As discussed below, the 2001 earnings from our utility operations, however, increased by $420,000, or $.18 per share over last year.

Water Utility Operations

      On a combined basis, net income of our three utilities in calendar year 2001 was approximately $1.94 million compared to $1.52 million in 2000. Of the increase, $351,000 alone was attributed to Pennichuck, the Company's core water utility subsidiary and $102,000 was attributed to Pennichuck East; net income for Pittsfield declined by almost $34,000.

      Utility operating revenues for 2001 totaled $17.41 million -- a 9% increase from 2000. For 2001, approximately 81%, 17% and 2% of our total utility operating revenues were generated by Pennichuck, Pennichuck East and Pittsfield, respectively, which was not materially different than in 2000.

The principal reasons for the increase in our utility revenues were:

* A $956,000 increase in billed consumption within Pennichuck's core system from 2000 to 2001 resulting from the extended hot and dry weather conditions during 2001 compared to 2000,
* An 8.52% temporary rate increase granted to Pennichuck effective on September 8, 2001 resulting in approximately $350,000 of additional revenues and
* A 20.8% increase in billed consumption within Pennichuck East's system from 2000 to 2001 as a result of the weather conditions noted above.

      In June 2001, Pennichuck, the Company's principal water utility subsidiary, filed for a 20.09% rate increase with the NHPUC, representing a request for $2.5 million in additional annual revenues. In connection with that rate filing, the NHPUC approved a temporary rate increase of 8.52% applied on bills rendered on or after September 8, 2001. On March 1, 2002, the NHPUC issued its final order in which it granted final approval of an overall 14.43% revenue increase. The approved rate order includes an 8.67% rate increase on bills rendered on or after September 8, 2001 and an additional step adjustment of 5.76% on service rendered on or after March 1, 2002. The combined rate increases are expected to result in additional annual revenues of approximately $1.8 million based on comparable consumption levels experienced during the past two years. During 2001, there were no other rate filings made by the Company's other regulated utilities.

      The operating expenses of our water utility business include such broad categories as:
      *     water treatment and purification,
      *     pumping and other distribution system functions,
      *     general and administrative functions,
      *     depreciation on existing operating assets, and
      *     taxes other than income taxes (principally property taxes)

      Combined utility operating expenses increased by $794,000, or 6.8%, to $12.4 million for the twelve months ended December 31, 2001. That increase is attributable to (i) $182,000 of additional depreciation incurred by our three utilities during 2001 reflecting their $6 million net investment in new plant assets during 2001 and (ii) approximately $160,000, or 4.9%, for additional administrative costs, primarily health insurance and other employee benefit costs. As a result of the increase in utility revenues, offset partially by the increase in utility expenses, the utilities' combined operating income increased by $654,000 from 2000 to 2001. As a percentage of combined utility revenues, the utilities' operating margin increased from 27.2% in 2000 to 28.7% in 2001.

Real Estate Operations

      Net income from our real estate operations was approximately $1.5 million and $1.96 million for the twelve months ended December 31, 2001 and 2000, respectively.

      Real estate earnings during 2001 and 2000 were positively impacted by major real estate sales conducted through Westwood, in which Southwood has a 60% ownership interest. In 2001, Westwood sold a parcel of land to the City of Nashua for $2 million and in 2000, Westwood sold two land parcels having a combined sales price of approximately $5.49 million. Southwood's share of the after-tax gain from these sales was $.30 per share and $.56per share for calendar years 2001 and 2000, respectively.

      In addition to the revenues generated by Westwood, other real estate revenues during 2001 include:

* $524,000 as Southwood's share of pretax profit from its residential joint venture known as Heron Cove LLC,
*     $422,000 from the sale of two land parcels in Southwood Corporate
      Park,
* $100,000 from the sale of a residential land parcel to a local developer and
* $141,000 from Southwood's share of pretax income relating to its 50% ownership in three commercial office buildings

      In connection with the last item above, Southwood holds a 50% ownership interest in each of three limited liability companies, known as HECOP I, II and III. Each limited liability company owns land and a commercial office building, subject to a mortgage note with a local bank.
The mortgage notes, totaling approximately $9.6 million, which are not included in the accompanying Consolidated Financial Statements, are each secured by the underlying real property; and in addition, Southwood and its partner have each provided guarantees of the notes. As of December 31, 2001, all of the combined office space, totaling approximately 147,000 square feet, had been leased under long-term lease agreements.

      The operating expenses associated with our real estate operations decreased from $2.36 million in 2000 to $912,000 in 2001. Principally all of that decrease relates to the allocated land and infrastructure development costs associated with the Westwood land sales in 2000 discussed earlier. The operating expenses in 2001 are comprised of (i) $79,000 of property taxes on Southwood's landholdings, (ii) $396,000 of allocated costs of land sales relating to Southwood Corporate Park and (iii) $164,000 for intercompany management charges.

Contract Operations and Other

      Revenues from Contract Operations and Other increased $467,000, or 65%, to $1,186,000 in 2001. Of that increase, nearly $296,000 was generated by the Service Corporation as a result of (i) an additional 16 operating contracts signed during the year and (ii) a new multi-year operating contract with a Massachusetts' municipality which was entered into in September 2001. Under the terms of that contract, the Service Corporation operates and maintains the municipality's water system, including all meter reading and billing functions. The Service Company earned nearly $108,000 of revenues during the fourth quarter of 2001 from that contract. Revenues from Other operations increased $171,000 to $228,000 in 2001. This increase was primarily attributable to the sale of timber harvested from portions of the Company's undeveloped landholdings. Other revenues also include rental income from several tower leases totaling approximately $50,000 in each of 2001 and 2000.

      The operating expenses associated with our Contract operations and other activities increased significantly from $485,000 in 2000 to $881,000 in 2001, principally as a result of

      * $117,000 in added contract operating costs relating to the acquisition of the new systems discussed above
      *     $78,000 from increased intercompany management charges and
      * $63,000 increase in costs relating to shareholder and other administrative matters

Results of Operations - 2000 Compared to 1999

      As indicated in the table set forth under Results of Operations above, there was a significant shift in the earnings among the Company's core businesses from 1999 to 2000. Although consolidated net income increased nearly 41% to $3.68 million from $2.62 million in 1999, practically all of that increase resulted from the gains on two major land sales by Westwood. The impact of those sales alone on earnings per share was $.56 in 2000.

      Our consolidated revenues in 2000 were $23.67 million compared to $17.81 million in 1999, an increase of $5.86 million or 33%. Of that increase, $5.49 million was attributable to the two Westwood land sales discussed above.

Water Utility Operations

      On a combined basis, net income of our three utilities in calendar year 2000 was approximately $1.52 million, or $538,000 less than in 1999. Of that decrease, nearly $450,000 alone was attributed to Pennichuck, the Company's core water utility subsidiary, while net income for Pennichuck East also declined by $107,000.

      Utility operating revenues for 2000 totaled $15.96 million -- a 2.25% decrease from 1999. For 2000, approximately 82%, 16% and 2% of our total utility operating revenues were generated by Pennichuck, Pennichuck East and Pittsfield, respectively, which was not materially different than in 1999.

      The principal reasons for the decrease in our 2000 utility revenues were:

* A $490,000 decrease in billed consumption within Pennichuck's core system from 1999 to 2000 resulting from the unusually hot and dry months of June and July 1999 compared to the cooler and damper weather conditions experienced in 2000; offset however,
* By an increase of 2.2% in the number of customers serviced by the three water utilities.

      Our utility operating expenses increased by $609,000, or 5.5%, to $11.6 million for the twelve months ended December 31, 2000. That increase is attributable to (i) $189,000 of additional depreciation expense and $89,000 of additional property taxes incurred by our three utilities during 2000 reflecting their $3.5 million net investment in new plant assets during 2000 and $4.7 million in 1999 and (ii) approximately $160,000, or 4.9%, for additional administrative costs, primarily health insurance and other benefit costs. As a result of the decrease in utility revenues and increase in utility expenses from 1999 to 2000, the utilities' combined operating income as a percentage of combined utility revenues decreased from 32.6% to 27.2%, respectively, over such period.

Real Estate and Other Operations

      Real estate earnings during 2000 were positively impacted by two principal land sales and by Southwood's involvement in residential joint ventures. The two major land sales alone accounted for nearly $1.22 million in net income for 2000. There were no such major land sales in 1999.

      In 2000, real estate revenues increased to $6.99 million compared to $860,000 in 1999 for the following reasons:

* $5.49 million from the sale of two land parcels by Westwood Park, LLC in which Southwood has a 60% ownership interest,
* $1.33 million from two residential partnerships in which Southwood has a 50% ownership and
* $100,000 from the sale of a one-half interest in a 6.3 acre land parcel to a local developer

      The robust housing market in southern New Hampshire during 2000 was reflected in the performance of the two residential partnerships in which Southwood participated.

Ayers Crossing LLC, formed for the construction and sale of 7 homes, was begun and concluded in calendar year 2000. Heron Cove LLC began construction and sales in 1999 and in 2000, that partnership sold 42 homes to third parties compared to 30 homes in 1999. The remaining 15 homes were sold during 2001.

      Revenues from contract operations conducted by the Service Corporation during 2000 increased $111,000 over 1999 to $650,000. Of that increase, nearly $80,000 was derived from 22 new contracts under which the Service Corporation performs various water-related monitoring, maintenance, testing and compliance reporting services for water systems throughout New Hampshire. Other operating revenues totaling $68,000 in 2000 and $78,000 in 1999 were derived from sundry lease and laboratory activities conducted by the Company and the Service Corporation.

      The operating expenses associated with our real estate and other non-utility activities increased significantly from $728,000 in 1999 to $2.84 million in 2000. Of that increase, $1.87 million relates to the allocated land and development costs associated with the Westwood land sales discussed earlier. The remaining non-utility operating costs in 2000 were principally comprised of (i) $505,000 for contract operations and other services, (ii) $73,000 of property taxes on Southwood's landholdings and
(iii) $250,000 for property management and other costs associated with Southwood's real estate activities.

Liquidity and Financial Condition

      The following paragraphs discuss the financial condition of the Company and its wholly-owned subsidiaries. This discussion focuses primarily on the adequacy of available capital needed for our business activities.

      Over the past two years, the primary sources of cash needed for normal operating activities, capital projects, debt service and dividend payments were (i) available cash from the Company's short-term investments and (ii) operating cash flow generated from day to day business activities. During previous periods when available cash and operating cash flow were not sufficient, we have borrowed funds under a revolving loan facility (the "Loan Agreement") with our bank. The Loan Agreement allows the Company and its subsidiaries to borrow up to $2.5 million at interest rates tied to the bank's cost of funds or LIBOR, whichever is lower. However, during 2001, 2000 and 1999, there were no borrowings outstanding under this Loan Agreement.

      At December 31, 2001 and 2000, the Company's cash equivalents, primarily short-term investments, totaled approximately $3.3 million and $3.7 million, respectively, which were available to fund any operating cash flow deficiencies and capital expenditures of the Company and its subsidiaries. Throughout 2001 and 2000, any available excess cash was invested in short-term money market funds and as a result, the Company realized approximately $153,000 in interest income in 2001 and $141,000 in 2000. For calendar year 2001, the consolidated cash flow of the Company, before capital expenditures and common dividends, was $8.68 million, broken out by business segment as follows:

                                     2001        2000
                                    ------------------

Water utility operations            $ 6.21      $ 4.77
Real estate operations                2.12        2.29
Contract operations & other            .35        (.05)
                                    ------------------
                                    $ 8.68      $ 7.01
                                    ==================

      Given the one-time nature of the real estate sales that occurred in 2001 and 2000, there is no assurance that the significant contribution to consolidated cash flow generated from real estate activities will continue. In January 2002, Southwood sold the remaining land in its Corporate Park for approximately $2.7 million, the gain from which will be recognized in the first quarter of 2002.

      Our capital expenditures in 2001 totaled $6.0 million, net of approximately $2.2 million in the form of contributions in aid of construction from state grants and area developers. Practically all of our capital expenditures in 2001 were for projects relating to our water utility business. The more significant projects included:

* $1,594,000 for replacing aging distribution mains in Nashua and Pittsfield, New Hampshire
* $1,546,000 for the construction of two new water storage tanks and restoration of one existing tank serving certain Pennichuck community water systems
* $357,000 for the final phase of developing and implementing software applications for a company-wide enterprise resource planning program

      The remaining items in the Company's 2001 capital program reflect expenditures for ongoing, routine investment in additional pump stations, new meters, services, distribution mains and hydrants and sundry system improvements. For 2002, we expect that our total expenditures for capital projects will be approximately $7.12 million, of which $1.13 million is expected to be funded by contributions in aid of construction, state grants and low-interest, state revolving loans. Our cash needs for capital expenditures are expected to be met from a combination of internally-generated funds and short-term investments and if needed, from borrowings under the Company's available line of credit.

      Over the next several years, Pennichuck expects that its capital investment program will continue to include significant expenditures for replacing aging distribution mains in Nashua and in certain smaller community water systems. In 1999, the City of Nashua (the "City") began a public works program mandated by the United States Environmental Protection Agency ("EPA") requiring the City to separate its storm water runoff and sewer discharge systems over the next 10 years. Pennichuck will take the opportunity to replace any aged or deteriorating water mains in those sections where the City is performing its sewer separation work.. In the past 3 years, Pennichuck has spent approximately $2.4 million replacing its aged mains and it's 2002 capital budget includes approximately $850,000 for similar work. It is likely that Pennichuck will continue to spend $1 to $2 million annually on replacing its aging infrastructure within Nashua.

Dividend Reinvestment and Common Stock Purchase Plan

      We offer a Dividend Reinvestment and Common Stock Purchase program that is available to our shareholders and residential utility customers. Under this program, our shareholders may reinvest all or a portion of their common dividends into shares of common stock at prevailing market prices. We also accept optional cash payments to purchase additional shares at 100% of the prevailing market prices. Since its inception in 1993, this program has provided the Company with nearly $1.6 million of additional common equity.

Environmental Matters

      Our water utility subsidiaries are subject to the water quality regulations set forth by the EPA and the New Hampshire Department of Environmental Services ("DES"). The EPA is required to periodically set new maximum contaminant levels for certain chemicals as required by the federal Safe Drinking Water Act ("SDWA"). The quality of our treated water currently meets or exceeds all standards set by the EPA and the DES. However, increased monitoring and reporting standards have led to additional operating costs for us. Additional monitoring and testing costs arising from EPA and DES mandates should eventually be recovered through water rates in our utilities' next rate filings.

      Pennichuck's filtration plant in Nashua is impacted by the Interim Enhanced Surface Water Treatment Rule ("IESWTR") which establishes anew turbidity standard of 0.3 NTU. Pennichuck is in the process of evaluating alternatives to meet the new IESWTR turbidity standard and it expects to determine what modifications will be required to its filtration plant by the fall of 2002.

      Two of Pennichuck's small community water systems have wells that produce water with arsenic levels in excess of the new standard of 10 ppb. It will be necessary for Pennichuck to install arsenic treatment systems at these locations. Pennichuck's remaining community water systems have wells that produce water meeting the new arsenic standard.

      Capital expenditures associated with federal and State water quality standards have historically been recognized and approved by the NHPUC for inclusion in our utilities' water rates.

New Accounting Standards

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As amended by SFAS

No. 137, "Deferral of the Effective Date of SFAS No. 133" and SFAS No. 138, "An Amendment to SFAS No. 133," SFAS No. 133 establishes certain accounting and reporting standards requiring every derivative instrument to be recorded in the Company's balance sheet as either an asset or liability measured at its fair value. These Statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted SFAS No. 133 as of January 1, 2001 as further discussed in Note C -Debt to the Consolidated Financial Statements.

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." SFAS No. 141 addresses changes in the financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises." Effective July 1, 2001, all business combinations should be accounted for using only the purchase method of accounting. The Company does not believe the adoption of this statement will have a material effect on its financial position, results of operations or cash flows.

      In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires use of a non-amortization approach to account for purchased goodwill and certain intangibles, effective January 1, 2002. Under the non-amortization approach, goodwill and certain intangibles will not be amortized into the results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company does not have any goodwill recorded on its books and therefore, this statement is not expected to affect the Company.

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations "("SFAS No. 143"). This statement requires that the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amounts of the long-lived assets. SFAS No. 143 is effective for all fiscal years beginning after June 15, 2002. The Company believes that the effect of adopting SFAS No. 143 will not be material to its financial position.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although SFAS No. 144 supercedes SFAS No. 121, it retains the fundamental provisions of SFAS No. 121 regarding recognition/measurement of impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. Under SFAS

No. 144, asset write-downs from discontinuing a business segment will be treated the same as other assets held for sale. The new standard also broadens the financial statement presentation of discontinued operations to include the disposal of an asset group (rather than a segment of a business). SFAS No. 144 is effective beginning January 1, 2002 and, generally is to be applied prospectively. The Company is studying the potential financial impact of adopting this new standard; it does not expect any significant impact on its financial position and results of operations.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Information regarding market risk of the Company and its subsidiaries is presented in "Note C - Debt" and "Note D - Fair Value of Instruments" in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K Report.

Item 8.  FINANCIAL STATEMENTS

REPORT OF ARTHUR ANDERSEN LLP, INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Pennichuck Corporation:

      We have audited the accompanying consolidated balance sheets of Pennichuck Corporation and subsidiaries (a New Hampshire corporation) as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pennichuck Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Boston, Massachusetts
February 15, 2002

CONSOLIDATED BALANCE SHEETS
PENNICHUCK CORPORATION AND SUBSIDIARIES

                                                       December 31
                                                 2001              2000
                                             ------------------------------

ASSETS

Property, Plant and Equipment
  Land                                       $  1,224,557      $  1,211,903
  Buildings                                    17,986,453        23,201,005
  Equipment                                    79,435,709        65,948,723
  Construction work in progress                   260,007           528,542
                                             ------------------------------
                                               98,906,726        90,890,173
  Less accumulated depreciation               (24,946,682)      (22,452,617)
                                             ------------------------------
                                               73,960,044        68,437,556
Current Assets
  Cash                                          3,272,240         3,731,634
  Restricted cash                                 151,142         1,002,855
  Accounts receivable, net of reserves of
   $83,998 in 2001 and $37,000 in 2000          1,245,636         1,395,606
  Unbilled revenue                              1,349,277         1,198,000
  Note receivable                                 100,000                --
  Refundable income taxes                         124,935           370,134
  Materials and supplies, at cost                 364,487           354,002
  Prepaid expenses and other current assets       479,900           400,896
                                             ------------------------------
                                                7,087,617         8,453,127
Other Assets
  Deferred land costs                           2,390,576         2,521,560
  Deferred charges and other assets             3,676,554         2,751,353
  Investment in real estate partnerships               --           716,410
  Notes receivable                                725,750                --
                                             ------------------------------
                                                6,792,880         5,989,323

                                             $ 87,840,541      $ 82,880,006
                                             ==============================

The accompanying notes are an integral part of these consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES

                                                       December 31
                                                 2001              2000
                                             ------------------------------

Stockholders' Equity and Liabilities
Stockholders' Equity
  Common stock - $1 par value - authorized
   11,500,000 shares in 2001 and 2000;
   issued 2,389,019 shares in 2001 and
   2,358,847 shares in 2000                  $  2,389,019      $  2,358,847
  Additional paid in capital                   15,098,088        14,667,282
  Retained earnings                            13,544,696        11,753,399
  Accumulated Other Comprehensive
   Income - Derivative Instruments               (308,216)               --
                                             ------------------------------
                                               30,723,587        28,779,528
  Less cost of 1,385 shares of
   common stock in treasury in 2001
   and 7,346 shares in 2000                      (128,488)         (183,895)
                                             ------------------------------
                                               30,595,099        28,595,633

Minority Interest                                      --         1,149,673

Preferred stock, no par value, 100,000
 shares authorized, no shares issued in
 2001 and 2000                                         --                --

Long-term Debt, less current portion           27,071,798        26,917,860

Current Liabilities
  Current portion of long-term debt               348,207           319,155
  Accounts payable                              1,373,120           724,832
  Accrued interest payable                        367,757           415,685
  Other current liabilities                     1,467,184         1,013,280
                                             ------------------------------
                                                3,556,268         2,472,952

Deferred Credits and Other Reserves
  Deferred income taxes                         6,166,117         5,320,538
  Deferred investment tax credits               1,032,210         1,065,246
  Regulatory liability                          1,169,658         1,179,689
  Post-retirement health benefit
   obligation                                     690,723           593,267
  Other liabilities                               308,216           258,304
                                             ------------------------------
                                                9,366,924         8,417,044

Contributions in Aid of Construction           17,250,452        15,326,844
                                             ------------------------------

                                             $ 87,840,541      $ 82,880,006
                                             ==============================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
PENNICHUCK CORPORATION AND SUBSIDIARIES

                                                        Year Ended December 31
                                                2001             2000             1999
                                            ---------------------------------------------

Revenues
  Water utility operations                  $17,411,760      $15,963,540      $16,331,633
  Real estate operations                      4,156,556        6,989,006          860,103
  Contract operations and other               1,186,022          718,930          617,522
                                            ---------------------------------------------
                                            $22,754,338      $23,671,476      $17,809,258
Operating Expenses
  Water utility operations                   12,408,777       11,614,329       11,005,271
  Real estate operations                        912,094        2,356,602          268,216
  Contract operations and other                 881,325          484,625          459,867
                                            ---------------------------------------------
                                             14,202,196       14,455,556       11,733,354

Operating Income                              8,552,142        9,215,920        6,075,904

Other income                                    221,152          183,086          170,305
Interest expense                             (1,980,926)      (1,991,488)      (2,024,601)
                                            ---------------------------------------------

Income Before Provision for Income Taxes      6,792,368        7,407,518        4,221,608

Provision for Income Taxes                    2,657,420        2,869,993        1,625,212
                                            ---------------------------------------------

Net Income Before Minority Interest           4,134,948        4,537,525        2,596,396

Minority Interest in Loss (Earnings) of
  Westwood Park LLC                            (523,244)        (854,864)          19,269
                                            ---------------------------------------------

Net Income                                  $ 3,611,704      $ 3,682,661      $ 2,615,665
                                            =============================================

Earnings Per Common Share:
  Basic                                     $      1.52      $      1.56      $      1.12
  Diluted                                   $      1.50      $      1.55      $      1.12

Weighted Average Shares Outstanding:
  Basic                                       2,382,389        2,360,767        2,327,597
  Diluted                                     2,400,088        2,369,272        2,340,879

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
PENNICHUCK CORPORATION AND SUBSIDIARIES

                                                                                                                 Accumulated
                                      Common         Common        Additional                                       Other
                                      Stock-         Stock-        Paid - in       Retained        Treasury     Comprehensive
                                      Shares         Amount         Capital        Earnings         Stock           Income
                                     ----------------------------------------------------------------------------------------

Balances at December 31. 1998        2,284,847     $2,284,847     $13,820,759     $ 8,746,303     $ (59,240)       $     --

Net income                                                                          2,615,665
Dividend reinvestment plan              16,800         16,800         268,169
Common dividends
 declared - $.69 per share                                                         (1,590,041)
Exercise of stock options               45,645         45,645         347,946                      (279,783)
Common equity issuance costs                                          (10,000)
Directors' fees and other deferred
   compensation plan                                                   30,912                        16,438
                                     ---------------------------------------------------------------------------------------

Balances at December 31, 1999        2,347,292     $2,347,292     $14,457,786     $ 9,771,927     $(322,585)       $      --

Net income                                                                          3,682,661
Dividend reinvestment plan               5,407          5,407         134,490                       142,432
Common dividends
 declared - $.73 per share                                                         (1,701,189)
Exercise of stock options                6,148          6,148          50,786                       (44,953)
Directors' fees and other deferred
   compensation plan                                                   24,220                        41,211
                                     ---------------------------------------------------------------------------------------

Balances at December 31, 2000        2,358,847     $2,358,847     $14,667,282     $11,753,399     $(183,895)       $      --

Net income                                                                          3,611,704
Dividend reinvestment plan                                            110,450                       141,636
Common dividends
 declared - $.76 per share                                                         (1,812,864)
Exercise of stock options                8,468          8,468         103,221          (2,117)      (86,229)
Other Comprehensive Income                                                                                          (308,216)
Directors' fee and other
   deferred compensation plan           21,704         21,704         217,135          (5,426)
                                     ---------------------------------------------------------------------------------------

Balances at December 31, 2001        2,389,019     $2,389,019     $15,098,088     $13,544,696     $(128,488)       $(308,216)
                                     =======================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
PENNICHUCK CORPORATION AND SUBSIDIARIES

                                                        Years Ended December 31
                                                 2001             2000             1999
                                             ---------------------------------------------

Operating Activities:
  Net income                                 $ 3,611,704      $ 3,682,661      $ 2,615,665
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
    Depreciation and amortization              3,046,962        3,171,766        2,141,767
    Amortization of deferred
     investment tax credits                      (33,036)         (33,036)         (33,036)
    Provision for doubtful debt                   46,998               --               --
    Provision for deferred
     income taxes                                930,639          944,895          926,574
  Changes in assets and liabilities:
    Accounts receivable and
     unbilled revenue                            (48,305)         (84,579)        (177,698)
    Refundable income taxes                      245,199          (98,822)        (219,793)
    Materials and supplies                       (10,485)         (42,290)           8,032
    Prepaid expenses                             (79,004)         322,670            2,765
    Deferred charges and
     other assets                             (1,422,568)        (176,809)        (865,345)
    Accounts payable and
     accrued expenses                            896,621          (79,755)         403,258
    Other                                         87,425           78,796           96,166
                                             ---------------------------------------------
Net cash provided by operating activities      7,272,150        7,685,497        4,898,355
Investing Activities:
  Purchases of property, plant & equipment    (8,211,156)      (7,740,316)      (6,735,185)
  Contributions in aid of construction         2,193,665        4,191,247        2,012,082
  (Increase) decrease in restricted cash         851,713       (1,001,958)            (258)
  (Increase) decrease in investment in real
   estate partnerships                           764,103         (322,081)        (231,148)
                                             ---------------------------------------------
Net cash (used) in investing activities       (4,401,675)      (4,873,108)      (4,954,509)
Financing Activities:
  Payments on long-term debt                    (319,155)      (1,041,816)        (182,224)
  Proceeds from long-term borrowings             502,145           12,860          263,198
  Net (increase) in notes receivable to a
   third party                                  (825,750)              --               --
  Minority interest                           (1,149,673)         854,864          (19,269)
  Proceeds from dividend reinvestment
   plan and other, net                           275,428          356,852          420,516
  Dividends paid                              (1,812,864)      (1,701,189)      (1,590,041)
                                             ---------------------------------------------
  Net cash (used in) provided by
   financing activities                       (3,329,869)      (1,518,429)      (1,107,820)

Increase (decrease) in cash                     (459,394)       1,293,960       (1,163,974)
Cash at beginning of year                      3,731,634        2,437,674        3,601,648
                                             ---------------------------------------------
Cash at end of year                          $ 3,272,240      $ 3,731,634      $ 2,437,674
                                             =============================================

The accompanying notes are an integral part of these consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

The principal accounting policies of Pennichuck Corporation and subsidiaries are as follows:

Basis of Presentation: The consolidated financial statements include the accounts of Pennichuck Corporation, an investor-owned holding company (the "Company") and its subsidiaries, Pennichuck Water Works, Inc. ("Pennichuck"), Pennichuck East Utility, Inc. ("Pennichuck East"), Pittsfield Aqueduct Company, Inc. ("Pittsfield"), Pennichuck Water Service Corporation (the "Service Corporation") and The Southwood Corporation ("Southwood").

Nature of Operations: Pennichuck, Pennichuck East and Pittsfield (collectively referred to as the "Company's utility subsidiaries") are engaged principally in the gathering and distribution of potable water to approximately 27,700 customers in southern and central New Hampshire. The Company's utility subsidiaries are subject to the provisions of Statement of Financial Accounting Standard ("SFAS") 71, "Accounting for the Effects of Certain Types of Regulations." The Service Corporation is involved in providing non-regulated, water-related services to over 5,000 customers while Southwood owns, manages and develops real estate.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Property, Plant and Equipment: Property, plant and equipment, which includes principally the water utility assets of the Company's utility subsidiaries, is recorded at cost plus an allowance for funds used during construction on major additions. The provision for depreciation is computed on the straight-line method over the estimated useful lives of the assets including property funded with contributions in aid of construction. The useful lives range from 6 to 90 years and the average composite depreciation rate was 2.55% in 2001 and 2000.

Maintenance, repairs and minor improvements are charged to expense as incurred. Improvements which significantly increase the value of property, plant and equipment are capitalized.

Allowance for Funds Used During Construction ("AFUDC"): AFUDC represents a non-cash credit to income with a corresponding charge to plant in service. AFUDC amounts reflect the cost of borrowed funds and, if applicable, equity capital when used to fund major plant construction projects. Such AFUDC amounts were immaterial for 2001, 2000 and 1999.

Revenues: Standard charges for water utility services to customers are recorded as revenue, based upon meter readings and contract service, as services are provided. Estimates of unbilled service revenues are recorded in the period the services are provided. Provision is made in the financial statements for estimated uncollectible accounts. Revenues recognized under the WaterTight program are amortized over twelve months.

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTE A - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred Charges and Other Assets: Deferred charges include certain regulatory assets and costs of obtaining debt financing. Regulatory assets are amortized over periods being recovered through authorized rates. Debt expenses are amortized over the term of the related bonds and notes. Such utility subsidiaries have recorded certain regulatory assets in cases where the New Hampshire Public Utilities Commission (the "NHPUC") has permitted, or is expected to permit, recovery of these costs over future periods. Deferred charges and other assets consist of the following:

                             2001            2000
                          --------------------------

Regulatory assets         $1,654,175      $  818,650
Financing costs              577,524         632,615
Other                      1,444,855       1,300,088
                          --------------------------
      Total               $3,676,554      $2,751,353
                          ==========================

Deferred Land Costs: Included in deferred land costs are Southwood's original basis in its landholdings and developmental costs for its Corporate Park. Deferred land costs are stated at the lower of cost or market.

Investment in Partnerships: During 2001, Southwood was a 50% general partner in a residential development project and had sold a certain parcel of land to the partnership in exchange for promissory note. Revenues relating to the sale of that parcel are deferred until the lots are ultimately sold to third parties. Real estate transactions are presented using the cost recovery method. Under this method, any deferred gain and related note receivable are offset for financial statement purposes. Southwood's investment in this partnership is recorded using the equity method of accounting. As of December 31, 2001, all of the lots had been sold and the remaining balance on the original note receivable from that partnership was paid in full. At December 31, 2000, the note receivable balance was $172,500, which was offset by the deferred gain of approximately $170,000.

Notes Receivable: During the fourth quarter of 2001, Southwood sold a parcel of land to a local developer in exchange for a note which is secured by a first mortgage interest in the property. The note, totaling $100,000 at an interest rate of 10.5% per year, is due in October 2002 and is included under Current Assets in the accompanying Consolidated Balance Sheet.

Included in Other Assets are two notes receivable from the same local developer totaling $725,750. That amount represents funds loaned by Southwood to the developer for land acquisition and house construction costs for a 5 unit residential development. The term of the notes is eighteen months at an annual interest rate of 10.5% and is secured by a first mortgage interest in the land and buildings.

Income Taxes: The provision for federal and state income taxes is based on income reported in the financial statements, adjusted for items not recognized for income tax purposes. Provisions for deferred income taxes are recognized for accelerated depreciation and other temporary differences. Investment credits previously realized for income tax purposes are amortized for financial statement purposes over the life of the property, giving rise to the credit.

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTE A - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Contributions in Aid of Construction ("CIAC"): Under construction contracts with real estate developers and others, the Company's regulated subsidiaries receive non-refundable advances for the costs of new main installation. The CIAC account and related plant asset are amortized over the life of the property. The regulated subsidiaries also credit to CIAC the fair market value of developer installed mains and any excess of fair market value over the cost of community water systems purchased from developers.

Other Comprehensive Income (OCI): The Company follows SFAS No. 130, "Reporting Comprehensive Income." This Statement requires presentation of the components of other comprehensive earnings. The components of other comprehensive income, as shown in the consolidated statements of stockholders' equity as of December 31, 2001 are unrealized losses on the Company's derivatives of $308,216. The change in unrealized loss for the year ended December 31, 2001 was $156,216.

Earnings Per Share:

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share for the twelve months ended December 31, 2001, 2000 and 1999.

                                                               Years Ended
                                                   2001            2000            1999
                                                ------------------------------------------

Basic earnings per share                        $     1.52      $     1.56      $     1.12
Dilutive effect of unexercised stock                  (.02)           (.01)             --
                                                ------------------------------------------
Diluted earnings per share                      $     1.50      $     1.55      $     1.12
                                                ==========================================

Numerator:
Basic net income                                $3,611,704      $3,682,661      $2,615,665
                                                ==========================================

Diluted net income                              $3,611,704      $3,682,661      $2,615,665
                                                ==========================================

Denominator:
Basic weighted average shares outstanding        2,382,389       2,360,767       2,327,597
Dilutive effect of unexercised stock options        17,699           8,505          13,282
                                                ------------------------------------------
Diluted weighted average shares outstanding      2,400,088       2,369,272       2,340,879
                                                ==========================================

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTE B - INCOME TAXES

The components of the federal and state income tax provision at December 31 are as follows:

                                                2001            2000            1999
                                             ------------------------------------------

Federal                                      $2,113,104      $2,309,552      $1,320,519
State                                           577,352         593,477         337,729
Amortization of investment tax credits          (33,036)        (33,036)        (33,036)
                                             ------------------------------------------
                                             $2,657,420      $2,869,993      $1,625,212
                                             ==========================================

Currently payable                            $1,836,144      $2,220,703      $  816,062
Deferred                                        821,276         649,290         809,150
                                             ------------------------------------------
                                             $2,657,420      $2,869,993      $1,625,212
                                             ==========================================

The following is a reconciliation between the statutory federal income tax rate and the effective income tax rate for 2001, 2000 and 1999:

                                                  2001       2000       1999
                                                  --------------------------

Statutory federal rate                            34.0%      34.0%      34.0%
State tax rate, net of federal benefit             5.6        5.3        5.3
Amortization of investment tax credits             (.5)       (.6)       (.8)
                                                  --------------------------

Effective tax rate                                39.1%      38.7%      38.5%
                                                  ==========================

The Company made income tax payments of $1,214,973, $1,349,149 and $858,892 in 2001, 2000 and 1999, respectively.

The Company did not have any alternative minimum tax credits available at December 31, 2001 and 2000 compared to $65,522 available at the end of 1999.

The Company has a regulatory liability related to income taxes of $1,169,658, $1,179,689 and $1,194,870 at December 31, 2001, 2000 and 1999,
respectively. This represents the amount of deferred taxes recorded at rates higher than currently enacted rates and the impact of deferred investment tax credits on future revenue. The liability is being amortized consistent with the Company's rate-making treatment.

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTE B - INCOME TAXES (Continued)

The temporary items that give rise to the net deferred tax liability at December 31, 2001 and 2000 are as follows:

                                          2001            2000
                                       --------------------------

Liabilities:
Property related                       $7,653,446      $6,887,537
Other                                     720,438         585,749
                                       --------------------------
                                        8,373,884       7,473,286
Assets:
Investment tax credits                    662,961         672,992
Regulatory liability                      506,697         506,697
Taxes on contributions in aid of
 construction                             682,962         766,187
Other                                     355,147         206,872
                                       --------------------------
                                        2,207,767       2,152,748

Net Deferred Tax Liabilities           $6,166,117      $5,320,538
                                       ==========================

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTE C - DEBT

Long-term debt at December 31 consists of the following:

                                              2001             2000
                                          ----------------------------

Unsecured notes payable to various
 insurance companies:
  9.10%, due April 1, 2005                $ 3,500,000      $ 3,500,000
  7.40%, due March 1, 2021                  8,000,000        8,000,000

Unsecured Industrial Development
  Authority Revenue Bond 1988 Series,
  7.50%, due July 1, 2018                   1,105,000        1,170,000

Unsecured Business Finance Authority
  1994 Revenue Bond (Series A), 6.35%,
   due December 1, 2019                     2,750,000        2,880,000

Unsecured Business Finance Authority
  1994 Revenue Bond (Series B), 6.45%,
   due December 1, 2016                     1,550,000        1,670,000

Unsecured Business Finance Authority
  1997 Revenue Bond, 6.30%, due
   May 1, 2022                              4,000,000        4,000,000

Secured notes payable to bank, floating
 rate, due April 8, 2005                    6,000,000        6,000,000

Unsecured New Hampshire State Revolving
 Fund Loan, 3.8%, due November 1, 2020        445,000           12,860

Capitalized lease obligation                       --            4,155

Secured loan, 5%, due October 1, 2005          70,005               --
                                          ----------------------------
                                           27,420,005       27,237,015

Less current portion                          348,207          319,155
                                          ----------------------------
                                          $27,071,798      $26,917,860
                                          ============================



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTE C - DEBT (Continued)

The 1994 Series A and B Bonds are not subject to optional redemption until 2004 at which time they may be redeemed in whole or in part at a premium not to exceed 2% and may be redeemed at par on or after December 1, 2008. The notes and bonds payable require periodic interest payments (either monthly or semi-annually) which are based on the outstanding principal balances. The aggregate principal payment requirements subsequent to December 31, 2001 are as follows:

<TABLE

            2002                    $   348,207
            2003                        354,223
            2004                        355,091
            2005                      9,855,922
            2006                        337,250
            2007 and thereafter      16,169,312

The note and bond agreements require, among other things, the maintenance of certain financial ratios and restrict the payment or declaration of dividends by Pennichuck. Under Pennichuck's most restrictive covenant, cumulative common dividend payments or declarations by Pennichuck subsequent to December 31, 1989 are limited to cumulative net income earned after that date plus $1,000,000. At December 31, 2001, approximately $3,863,000 of Pennichuck's retained earnings was unrestricted for payment or declaration of common dividends.

During 2001, 2000 and 1999, the Company paid interest of $1,972,283, $1,905,473 and $1,967,318 respectively.

The Company has available a $2,500,000 unsecured, revolving credit facility with a bank and during 2001 and 2000, there were no outstanding borrowings under this facility.

The Company's wholly-owned real estate subsidiary, The Southwood
Corporation, has a 50 percent ownership interest in three limited liability companies (LLC's). The LLC's, which are not included in the accompanying Consolidated Financial Statements, own certain commercial office buildings on which there are outstanding mortgage notes totaling $9.6 million. Southwood, along with other members of the LLC's, has issued a guarantee on those mortgages on which it is jointly and severally liable.

The Company has entered into two interest rate exchange agreements to mitigate interest rate risks associated with its floating-rate loans. The agreements provide for the exchange of fixed rate interest payment obligations for floating rate interest payment obligations on notional amounts of principal. The net amounts paid and received under the agreements are reflected as interest expense. The two interest rate exchange agreements have a fixed rate of 6.50%. The notional amount of the debt for which interest rate exchanges have been entered into under these agreements is $6,000,000 at December 31, 2001 and 2000.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging
Activities," as amended by SFAS No. 137, "Deferral of the Effective Date of SFAS No. 133" and SFAS No. 138, "An amendment to SFAS No. 133," establishes certain accounting and reporting standards requiring every derivative instrument to

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTE C - DEBT (Continued)

be recorded in the Company's balance sheet as either an asset or liability measured at its fair value. These Statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting treatment for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that the Company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company completed its review and implementation of SFAS No. 133, effective January 1, 2001. The Company has taken an inventory of its contracts and determined that the interest rate swap contracts mentioned above represent derivatives under SFAS No. 133. These contracts qualify for hedge accounting under SFAS No. 133. At December 31, 2001, the Company has recorded a liability of $308,216 associated with these two interest rate swap agreements while the offset amount was reflected in Accumulated Other Comprehensive Income.

NOTE D - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of certain financial instruments included in the accompanying Consolidated Balance Sheet as of December 31, 2001 is as follows:

                             Carrying Value      Fair Value
                             --------------      ----------

Long-term debt                $27,420,005       $29,597,000

Interest rate swaps           $       -0-       $  (308,216)

There are no quoted market prices for the Company's various long-term debt issues and thus, their fair values have been determined based on quoted market prices for securities similar in nature and in remaining maturities. The fair value for long-term debt shown above does not purport to represent the amounts at which those debt obligations would be settled. The fair market value of the Company's interest rate swaps represents the estimated unrealized loss to terminate these agreements based upon current interest rates.

The carrying values of the Company's cash, restricted cash, and short term notes receivable approximate their fair values because of the short maturity dates of those financial instruments. There is no market information available for the Company's long-term notes receivable; however, management believes their carrying value reflects market value.

NOTE E - BENEFIT PLANS

PENSION PLAN

The Company has a defined benefit pension plan covering substantially all full-time employees. The benefits are formula-based, giving consideration to both past and future service. The Company's funding policy is to contribute annually up to the maximum amount deductible for federal tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTE E - BENEFIT PLANS (Continued)

The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets at December 31:

                                                           2001             2000
                                                       ----------------------------

Actuarial present value of benefit obligations:
  Accumulated benefit obligation,
   including vested benefits of
   $3,044,730 in 2001 and
   $2,737,758 in 2000                                  $ 3,108,648      $ 2,772,035
                                                       ============================

Projected benefit obligation for service
 rendered to date                                       (3,650,659)      (3,299,694)
Plan assets at a fair value (insurance contracts)        3,234,454        3,294,074
                                                       ----------------------------
Plan assets less than projected
 benefit obligation                                       (416,205)          (5,620)
Prior service costs                                          5,166            5,951
Unrecognized net loss from past
 experience different from that
 assumed and effects of changes
 in assumptions                                            884,927          454,327
Unrecognized net transition asset                          (69,451)         (83,258)
                                                       ----------------------------
Prepaid pension cost included in
 deferred charges and other assets                     $   404,437      $   371,400
                                                       ============================

Net pension cost for 2001, 2000 and 1999 includes the following components:

                                                 2001           2000           1999
                                              ---------------------------------------

Service cost - benefits earned
 during the period                            $ 205,929      $ 189,730      $ 186,006
Interest cost on projected
 benefit obligation                             243,155        219,624        201,832
Expected return on plan assets                 (300,727)      (277,061)      (255,738)
Amortization of (gains)
 and deferrals                                   (6,711)       (11,374)        (1,536)
                                              ---------------------------------------
Net periodic pension cost                     $ 141,646      $ 120,919      $ 130,564
                                              =======================================

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTE E - BENEFIT PLANS (Continued)

For the years ended December 31, 2001, 2000 and 1999, the actuarial present value of the projected benefit obligation was determined using a discount rate of 7.5% and an assumed rate of increase in future compensation levels of 5 percent. The expected long-term rate of return on plan assets was 9 percent in 2001, 2000 and 1999.

SALARY DEFERRAL PLAN

In addition, the Company has a salary deferral plan covering substantially all full-time employees. Under this plan, the Company matches 100% of the first 3% of the employee's salary contributed to the plan. The matching employer's contributions were $109,325, $101,644 and $91,469, respectively, for 2001, 2000 and 1999.

OTHER POST-RETIREMENT BENEFITS

The Company provides post-retirement medical benefits to current and retired employees, which are payable upon reaching normal retirement date. Future benefits payable to current employees are capped based on the actual percentage of wage and salary increases earned from the plan inception date to normal retirement date. The accumulated benefit obligation, unrecognized transition obligation and net periodic post-retirement benefit cost for the years ended December 31, 2001 and 2000 are as follows:

                                                 2001            2000
                                              -------------------------

Accumulated postretirement benefit
 obligation:
      Total current employees
       and retirees                           $(808,273)      $(653,703)

Plan assets at fair value                       203,802         145,052
                                              -------------------------
Funded status (underfunded)                    (604,471)       (508,651)
Unrecognized net loss (gain)                     13,100        (109,844)
Unrecognized prior service cost                  81,100          95,600
Unrecognized transition obligation               29,900          60,800
                                              -------------------------
Accrued (prepaid) post-retirement
 benefit cost, net                            $(480,371)      $(462,095)
                                              =========================

Service cost                                  $  29,993       $  28,538
Interest cost                                    54,777          40,583
Amortization of prior service cost               14,500          14,500
Amortization of transition obligation            30,900          30,900
Amortization of unrecognized gains              (11,413)         (2,826)
                                              -------------------------
                                              $ 118,757       $ 111,695
                                              =========================

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTE E - BENEFIT PLANS (Continued)

The Company is presently allowed to recover a portion of the post-retirement benefits relating to active employees and retirees in its rates. To calculate the estimated accumulated benefit obligation, the Company has assumed a discount rate of 7.5% in 2001 and 7.75% in 2000, and a maximum medical care cost trend rate of 5% in 2001 and 2000, which is the projected annual increase in future compensation levels. A one percent increase in the assumed health care cost trend rate would not have had a material effect on the postretirement benefit cost or the accumulated postretirement benefit obligation in 2001.

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTE F - STOCK BASED COMPENSATION PLANS

The Company has a stock option plan for officers and key employees which provides for incentive options. The Company accounts for the plan under APB Opinion No. 25, under which no compensation cost has been recognized in the Consolidated Statements of Income. On a pro forma basis, the Company's net income and earnings per share would have been reduced to the following amounts had compensation cost for the plan been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation."

                                    2001            2000            1999
                                 ------------------------------------------

Net income:
  As reported                    $3,611,704      $3,682,661      $2,615,665
  Pro forma                      $3,468,332      $3,461,126      $2,586,364

Basic earnings per share:
  As reported                    $     1.52      $     1.56      $     1.12
  Pro forma                      $     1.46      $     1.47      $     1.11

Diluted earnings per share:
  As reported                    $     1.50      $     1.55      $     1.12
  Pro forma                      $     1.45      $     1.46      $     1.10

At December 31, 2001, all options which had been granted were exercisable and 195,947 shares were available for future grants. The following table shows the option plan activity for 1999, 2000 and 2001:

                                        Options         Price Per
                                      Outstanding         Share
                                      -----------       ---------

Balance at December 31, 1998            59,527         $7.50-$9.50
  Granted                               13,200              $15.75
  Canceled                                (367)              $7.50
  Exercised                            (45,645)       $7.50-$15.75
                                       -------
Balance at December 31, 1999            26,715        $7.50-$15.75
  Granted                               29,667              $23.25
  Canceled                                  --                  --
  Exercised                             (6,148)       $7.50-$15.75
                                       -------
Balance at December 31, 2000            50,234        $8.12-$23.25
  Granted                               29,704              $20.39
  Canceled                              (1,667)      $20.39-$23.25
  Exercised                             (8,468)       $8.12-$15.75
                                       -------

Balance at December 31, 2001            69,803        $8.12-$23.25

Of the 69,803 options outstanding at December 31, 2001, 802 have an exercise price of $8.63 and a remaining contractual life of 4 years; 2,052 shares have an exercise price of $8.12 and a remaining

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTE F - STOCK BASED COMPENSATION PLANS (Continued)

contractual life of 5 years; 3,352 shares have an exercise price of $9.50 and a remaining life of 6 years; and 5,894 shares have an exercise price of $15.75 and a remaining life of 7 years; 28,666 shares have an exercise price of $23.25 and a remaining life of 8 years; and 29,037 shares have an exercise price of $20.39 and a remaining life of 9 years. The fair value of each option grant is estimated on the date of grant using the Black-Sholes option pricing model with the following assumptions used for grants in 2001, 2000 and 1999, respectively: risk-free interest rates of 5.08%, 6.59% and 4.9%; expected dividend yields of 4.7%, 5.3% and 5.3%; expected lives of 5 years; and expected volatility of 34%, 53% and 35%.

In 2001, the Company amended its 1995 and 2000 Stock Option Plans to allow for grant of non-qualified stock options in addition to incentive stock options.

NOTE G - SHAREHOLDER RIGHTS PLAN

On April 20, 2000, the Company's Board of Directors adopted a Rights Agreement and declared a dividend of one preferred share purchase right ("Right") for each outstanding share of common stock, $1.00 par value. Each Right entitles the shareholder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $85.00 per share, subject to adjustment. The Rights become exercisable in the event that a person or group acquires, or commences a tender or exchange offer to acquire, more than 10% of the Company's outstanding common stock. In that event, each Right will entitle the holder, other than the acquiring party, to purchase a number of common shares of the Company having a market value equal to two times the Right's exercise price. If the Company is acquired in a merger or other business combination at any time after the Rights become exercisable, the Rights will entitle the holder to purchase a certain number of shares of common stock of the acquiring company having a market value equal to two times the Right's exercise price. The Rights are redeemable by the Company at a redemption price of $.01 per Right at any time before the Rights become exercisable. The Rights will expire on April 19, 2010, unless previously redeemed.

NOTE H -SUBSEQUENT EVENTS

In January 2002, Southwood sold its remaining 40 acres in Southwood Corporate Park to a regional developer for approximately $2.7 million in cash. That sale, less selling and allocable infrastructure costs, is expected to result in approximately $1.04 million in pretax earnings for Southwood in the first quarter of 2002.

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTE I - BUSINESS SEGMENT INFORMATION

Pennichuck Corporation's operating activities are grouped into three primary business segments as follows:

Water utility - Involved in the collection, treatment and distribution of potable water for domestic, industrial, commercial and fire protection service in the City of Nashua and certain surrounding communities in southern and central New Hampshire.
Real estate - Involved in the ownership, development, management and sale of industrial and residential property in Nashua and Merrimack, New Hampshire. Contract operations and other - Includes the contract operations and laboratory testing activities of the Service Corporation and sundry activities of the Company.

The tables below present information about Pennichuck Corporation's three primary business segments for the years ended December 31, 2001, 2000 and 1999.

                                   2001             2000             1999
                               ---------------------------------------------

Operating revenues:
  Water utility                $17,411,760      $15,963,540      $16,331,633
  Real estate                    4,156,556        6,989,006          860,103
  Contract operations & other    1,186,022          718,930          617,522
                               ---------------------------------------------
Total operating revenues       $22,754,338      $23,671,476      $17,809,258
                               =============================================

Operating income:
  Water utility                $ 5,002,983      $ 4,349,211      $ 5,326,362
  Real estate                    3,244,462        4,632,404          591,887
  Contract operations & other      304,697          234,305          157,655
                               ---------------------------------------------
Total operating income         $ 8,552,142      $ 9,215,920      $ 6,075,904
                               =============================================

Capital additions:
  Water utility                $ 8,210,756      $ 7,735,483      $ 6,717,877
  Real estate                           --               --               --
  Contract operations & other          400            4,833           17,308
                               ---------------------------------------------
Total capital additions        $ 8,211,156      $ 7,740,316      $ 6,735,185
                               =============================================

Identifiable assets:
  Water utility                $79,668,690      $73,547,121      $68,337,550
  Real estate                    3,524,382        4,053,620        4,243,177
  Contract operations & other    4,647,469        5,279,265        3,000,117
                               ---------------------------------------------
Total identifiable assets      $87,840,541      $82,880,006      $75,580,844
                               =============================================

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTE I - BUSINESS SEGMENT INFORMATION (Continued)


Depreciation and amortization
 expense:
  Water utility                $ 2,590,524      $ 2,225,329      $ 2,068,180
  Real estate                      412,742          912,221               --
  Contract operations & other       43,696           34,216           73,587
                               ---------------------------------------------
Total depreciation and
 amortization expense          $ 3,046,962      $ 3,171,766      $ 2,141,767
                               =============================================

The operating revenues within each business segment are sales to unaffiliated customers. Operating income is defined as segment revenues less operating expenses including allocable Parent Company expenses attributable to each business segment as shown below.

                                       2001          2000          1999
                                     ------------------------------------

Allocated parent expenses:
  Water utility                      $522,180      $522,231      $477,156
  Real estate                          58,581         5,615         5,186
  Contract operation                   25,960        33,692        36,305
                                     ------------------------------------

Total allocated parent expenses      $606,721      $561,538      $518,647
                                     ====================================

Within the water utility business segment, one customer accounted for over 10 percent of total operating revenues. During 2001, 2000 and 1999, the water utility recorded $1,809,000, $1,755,000 and $1,784,000, respectively, in water revenues which were derived from fire protection and other billings to the City of Nashua.

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTE J - QUARTERLY FINANCIAL DATA (UNAUDITED)

                               First      Second       Third      Fourth
                              Quarter     Quarter     Quarter     Quarter
                              -------------------------------------------
                         (In thousands of dollars, except per share amounts)

2001

Operating Revenues            $4,410      $5,573      $5,654      $7,117
Operating Income               1,129       2,074       2,122       3,227
Net Income                       415         966       1,008       1,223

Basic Earnings Per Share      $  .18      $  .41      $  .42      $  .51

2000

Operating Revenues            $4,135      $4,453      $5,945      $9,138
Operating Income               1,197       1,383       2,516       4,120
Net Income                       460         596       1,150       1,477

Basic Earnings Per Share      $  .19      $  .26      $  .49      $  .62

1999

Operating Revenues            $3,892      $4,710      $5,131      $4,076
Operating Income               1,177       1,722       1,897       1,280
Net Income                       456         777         870         513

Basic Earnings Per Share      $  .19      $  .34      $  .37      $  .22

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

      On March 26, 2002, the Company determined not to renew the engagement of its independent accountants, Arthur Andersen LLP, and to appoint PricewaterhouseCoopers LLP as its new independent accountants, subject to ratification of the Company's shareholders at its annual meeting of shareholders. The determination not to renew the engagement of Arthur Andersen LLP and to retain PricewaterhouseCoopers LLP was approved by the Board of Directors upon recommendation of its Audit Committee. Arthur Andersen was dismissed effective as of March 31, 2002.

      Arthur Andersen LLP's reports on the Company's financial statements in the last two years did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company's two most recent fiscal years ended December 31, 2001, and the subsequent interim period through March 26, 2002, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused them to make reference to the subject matter of the disagreements in connection with their reports. None of the reportable events described under Item 304 (a)(1)(v) of Regulation S-K occurred within the Company's two most recent fiscal years and the subsequent interim period through March 26, 2002.

      During the Company's two most recent fiscal years ended December 31, 2001, and the subsequent interim period through March 26, 2002, the Company did not consult with PricewaterhouseCoopers LLP regarding any of the matters or events set forth in Item 304 (a)(2)(i) and (ii) of Regulation S-K.

PART III:

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth information concerning the persons serving on the Board of Directors of the Company as of March 11, 2002:

                                  Director    Year Present     Position
                                 of Company    Term Will         With
Name (1)                   Age      Since        Expire         Company
--------                   ---   ----------   ------------      -------

Stephen J. Densberger      51       1986          2002       Executive
                                                             Vice President

Hannah M. McCarthy         55       1994          2002       ---

Charles J. Staab           52       1986          2002       Vice President,
                                                             Treasurer and
                                                             Chief Financial
                                                             Officer

Maurice L Arel             64       1984          2003       President and Chief
                                                             Executive Officer

Joseph A. Bellavance       62       1983          2003       ---

Robert P. Keller           64       1983          2003       ---

Charles E. Clough          71       1968          2004       ---

John R. Kreick             57       1998          2004       ---

Martha E. O'Neill          44       1998          2004       ---

___________________
<F1>  Except for Messrs. Densberger and Staab, all Directors are also
      Directors of the Company's wholly owned subsidiaries, Pennichuck Water Works, Inc. and The Southwood Corporation. Mr. Densberger is a director of Pennichuck Water Works, Inc. Messrs. Arel, Densberger and Staab are also directors and officers of the Company's other wholly-owned subsidiaries, Pennichuck Water Service Corporation, Pennichuck East Utility, Inc. and Pittsfield Aqueduct Company, Inc.

      The business experience of each of the Directors and of the executive officers of the Company during the last five years, and certain other pertinent information, is as follows:

      Maurice L. Arel - Mr. Arel has served as President, Chief Executive Officer and a Director of the Company since October 1984. Mr. Arel also serves as President, Chief Executive Officer and a director of the Company's subsidiaries, Pennichuck Water Works, Inc., The Southwood Corporation and Pennichuck Water Service Corporation. He is Chairman and a director of Pittsfield Aqueduct Company, Inc and Pennichuck East Utility, Inc.. He is the former Mayor of the City of Nashua, having served from 1977 to 1984. He received his Bachelor of Arts degree in Chemistry from St. Anselm College and his Master of Science degree in Physical Chemistry from St. John's University. He is a Commissioner of the Nashua Police Department, a Trustee of St. Anselm College of Manchester, New Hampshire and a member of the Board of Trustees of the Public Library of Nashua. He is past Chairman of the National Association of Water Companies Government Relations Committee and a member of the American Chemical Society, the American Water Works Association and the New England Water Works Association.

      Joseph A. Bellavance - Mr. Bellavance is President and General Manager of Bellavance Beverage Company, Inc. and President of Bellavance Realty Corporation, both of Nashua. He received his Bachelor of Science degree in Business Administration from the University of New Hampshire. He is a director of the New Hampshire Wholesale Beverage Association, "New Hampshire The Beautiful," and a member of the American Legion and the Nashua Rotary Club.

      Charles E. Clough - Mr. Clough is currently President of Freedom Partners, LLC. He holds a Master of Business Administration degree from the Amos Tuck School of Business and was affiliated with Nashua Corporation from 1957 until 1995. Mr. Clough also serves as a director of Hitchiner Manufacturing Company, Inc. of Milford, New Hampshire.

      Stephen J. Densberger - Mr. Densberger is Executive Vice President of the Company and has been affiliated with the Company since 1974. Mr. Densberger was the Treasurer of the Company from 1978 to 1983. Mr. Densberger also serves as Executive Vice President of Pennichuck Water Works, Inc. and as Vice President of The Southwood Corporation and Pennichuck Water Service Corporation. He is a director and President of Pittsfield Aqueduct Company, Inc. and of Pennichuck East Utility, Inc. and a director of Pennichuck Water Service Corporation. He holds a Master of Business Administration degree from the Whittemore School of Business and Economics of the University of New Hampshire. He is past President of the New Hampshire Water Works Association, past President of the New England Water Works Association, and a past member of the City of Nashua Board of Aldermen.

      Robert P. Keller - Mr. Keller is a Certified Public Accountant. In March 2002, he became Chairman and Chief Executive Officer of InStar Services Group, Inc. headquartered in Fort Worth, Texas. From June 1995 to June 2001, he served as President and Chief Executive Officer of Dartmouth Capital Group, Inc., as President and Chief Executive Officer of Eldorado Bancshares, Inc. and as Chairman, President and Chief Executive Officer of Eldorado Bank of Laguna Hills, California and Chairman and Chief Executive Officer of Antelope Valley Bank of Lancaster, California.

      John R. Kreick - Dr. Kreick served as President of Sanders Associates and as a Vice President of the Lockheed Martin Corporation from January 1988 until March 1998. Dr. Kreick received his Bachelor of Science degree in physics from the University of Michigan in 1965. As a Rackman graduate fellow, he worked at the University's Space Physics Research Laboratory and received his Masters of Science degree in physics in 1966. He received his Ph.D. in theoretical physics from the University of Michigan in 1969 and he holds eight patents in infrared and electro-optical technology. Dr. Kreick is a member of the National Research Council's Commission of Physical Sciences, Mathematics and Applications; a trustee of Rivier College; a member of the Board of Directors of the New England Council and the Southern New Hampshire Regional Medical Center; and has served on numerous Department of Defense panels and committees. He has been the Chairman of the Board of Draper Labs since October 2001. In 1993, Dr. Kreick received the Electronic Warfare Association's highest award - the Gold Medal of Electronic Warfare and is a recipient of Aviation Week magazine's Aerospace Laurels Award for his long-term contributions to electronic warfare.

      Hannah M. McCarthy - Ms. McCarthy is President of Daniel Webster College in Nashua, New Hampshire, a position that she has held since June, 1980. She earned her B.A. at Simmons College, and has done graduate work at Rivier College and New Hampshire College. Ms. McCarthy serves as the Chairperson of New Hampshire Post-Secondary Education Commissioner and a director of the New Hampshire College and University Council and the Boys & Girls Club of Nashua.

      Martha E. O'Neill - Ms. O'Neill has been practicing as an attorney with the law firm of Clancy & O'Neill, P. A. in Nashua since 1982. She is a graduate of Wellesley College and Georgetown University Law Center. Ms. O'Neill serves on the Rivier College Board of Trustees, Rivier College Paralegal Department Advisory Board, Mary A. Sweeney Home Board of Trustees, Charles H. Nutt Surgical Hospital Board, the Boys & Girls Club of Greater Nashua, Inc. Charitable Foundation Board of Trustees and the Currier Gallery of Art Advisory Council.

      Charles J. Staab - Mr. Staab is Vice President, Treasurer and Chief Financial Officer of the Company and has been Treasurer since 1983. Mr. Staab also serves as Vice President and Treasurer of Pennichuck Water Works, Inc. and The Southwood Corporation. He is Treasurer and a director of Pennichuck Water Service Corporation, Pennichuck East Utility, Inc. and Pittsfield Aqueduct Company, Inc. He holds a Master of Business Administration degree from Rivier College and is a Certified Public Accountant. He is a member of the Finance Committee of the National Association of Water Companies, a member of the Board of Directors of the Nashua YMCA and the Home Health & Hospice Care. He is a past director of the Nashua Children's Association and the United Way of Greater Nashua, and former President of the Northern New England chapter of the Financial Executives Institute.

      Bonalyn J. Hartley - Ms. Hartley has been with the Company since 1979 and was elected Vice President-Administration of the Company, Pennichuck Water Works, Inc. and The Southwood Corporation in 2001. Formerly, she served as Vice President - Controller for the Company and its subsidiaries. She is also Vice President - Administration and a director of Pennichuck Water Service Corporation, Pennichuck East Utility, Inc. and Pittsfield Aqueduct Company, Inc. She is a graduate of Rivier College with a Bachelor of Science Degree in

Business Management. Ms. Hartley serves as a Trustee and Vice Chairperson of the Southern New Hampshire Medical Center and as a member of the Community Hospice Home Endowment Committee. She is a Director and past Chairperson of the Rivier College Alumni Association. She is also a member of the New England Chapter of the National Association of Water Companies and a member of the New England Water Works Association. Ms. Hartley is 57 years old.

      Donald L. Ware - Mr. Ware is Vice President of Engineering for the Company. He joined the Company in April 1995 and also serves as the Vice President of Engineering for Pennichuck Water Works, Inc. and The Southwood Corporation. He is also a Vice President and director of Pennichuck Water Service Corporation, Pennichuck East Utility, Inc. and Pittsfield Aqueduct Company, Inc. Prior to joining the Company, Mr. Ware was the general manager of the Augusta Water District in Augusta, Maine. He holds a Bachelor of Science degree in Civil Engineering from Bucknell University and is a licensed professional engineer in New Hampshire, Massachusetts and Maine. Mr. Ware is 45 years old.

                     Section 16(a) Beneficial Ownership
                            Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors, and beneficial owners of more than ten percent of the Company's common stock, to file reports of ownership and changes in ownership of such common stock with the Securities and Exchange Commission ("SEC"). Generally, these persons must file such reports at the time they first become subject to Section 16(a) reporting, and thereafter on a monthly basis following a change in ownership, if any. Officers, Directors and such greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. The Company is required by SEC regulation to identify in its proxy statement those individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years.

      To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations from each of such persons that no other reports were required, the Company believes that during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to its officers, Directors and greater than ten percent beneficial owners were complied with on a timely basis.

Item 11.  EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

Executive Officers

      The following table sets forth information for the fiscal years ended December 31, 2001, 2000 and 1999 concerning the compensation paid to the Chief Executive Officer and the other executive officers ("Named Executive Officers") for services performed in all capacities.

                                                                          Long-Term
                                                                         Compensation
                                                                         ------------
                                             Annual Compensation          Securities
Name and Principal       Fiscal Year   -------------------------------    Underlying        All Other
Position                 End Dec 31    Salary    Bonus (1)   Other (2)     Options      Compensation (3)
------------------       -----------   ------    ---------   ---------    ----------    ----------------

Maurice L. Arel,            2001      $213,125    $71,044       -0-         8,000           $46,722
President and Chief         2000      $180,750    $79,550       -0-         8,000           $46,520
Executive Officer           1999      $166,000    $45,864       -0-         4,000           $43,647

Stephen J. Densberger,      2001      $118,985    $25,151       -0-         4,000           $ 5,892
Executive Vice President    2000      $112,970    $33,955       -0-         4,000           $ 5,312
                            1999      $105,306    $20,622       -0-         2,000           $ 5,524

Charles J. Staab,           2001      $106,602    $20,780       -0-         4,000           $ 5,218
Vice President, Treasurer   2000      $100,059    $25,487       -0-         4,000           $ 4,754
and Chief Financial         1999      $ 93,271    $16,377       -0-         2,000           $ 4,158
Officer

Bonalyn J. Hartley,         2001      $ 96,842    $19,293       -0-         4,000           $ 4,442
Vice President,             2000      $ 87,148    $22,198       -0-         4,000           $ 3,973
Administration              1999      $ 81,236    $12,528       -0-         2,000           $ 3,762

Donald L. Ware,             2001      $ 95,135    $19,283       -0-         4,000           $ 4,152
Vice President,             2000      $ 87,148    $22,198       -0-         4,000           $ 3,678
Engineering                 1999      $ 81,236    $12,528       -0-         2,000           $ 2,939

___________________
<F1>  Bonus awards for services rendered during such year and paid in the following year.
<F2>  No information is given with respect to other compensation paid to or distributed in kind where such compensation did not exceed the lesser of $50,000 or 10% of the total reported salary and bonus for the named officer.
<F3>  For the fiscal years ended December 31, 2001, 2000 and 1999, respectively, for Mr. Arel includes (i) the cost to the Company for the purchase of a term life insurance policy ($8,393, $8,393 and $6,214), (ii) Company contributions to the Elective Savings Plan for Employees of Pennichuck Corporation ($6,473, $6,798 and $6,480) and
      (iii) Company contributions to insurance premium paid with respect to Insurance Funded Deferred Compensation Agreement ($31,856, $31,329 and $30,953). For fiscal years ended December 31, 2001, 2000 and 1999, respectively, for Mr. Densberger includes (i) the cost to the Company for the purchase of a term life insurance policy ($1,304, $1,304 and $1,813) and (ii) Company contributions to the Elective Savings Plan for Employees of Pennichuck Corporation ($4,588, $4,008 and $3,738). For fiscal years ended December 31, 2001, 2000 and 1999, respectively, for Mr. Staab includes (i) the cost to the Company for the purchase of a term life insurance policy ($1,261, $1,261 and $971) and (ii) Company contributions to the Elective Savings Plan for Employees of Pennichuck Corporation ($3,957, $3,493 and



      $3,230). For fiscal years ended December 31, 2001, 2000 and 1999, respectively, for Ms. Hartley includes (i) the cost to the Company for the purchase of a term life insurance policy ($930, $930 and $949) and (ii) Company contributions to the Elective Savings Plan for Employees of Pennichuck Corporation ($3,512, $3,042 and $2,813). For fiscal years ended December 31, 2001, 2000 and 1999, respectively, for Mr. Ware includes (i) the cost to the Company for the purchase of a term life insurance policy ($632, $632 and $500) and (ii) Company contributions to the Elective Savings Plan for Employees of Pennichuck Corporation ($3,520, $3,046 and $2,439).

Stock Option Grants During the Fiscal Year Ended December 31, 2001

      The following table sets forth information concerning the grant of stock options to acquire shares of the Company's common stock under the 2000 Stock Option Plan to the Chief Executive Officer and the Named Executive Officers during the fiscal year ended December 31, 2001.

                                      Individual Grants (1)
                        ------------------------------------------------     Potential Realizable
                                      Percent                                  Value At Assumed
                                      of Total                                 Annual Rates of
                        Number of     Options                                    Stock Price
                        Securities   Granted to                                Appreciation for
                        Underlying   Employees    Exercise                     Option Term (2)
                         Options     in Fiscal      Price     Expiration     --------------------
        Name             Granted        Year      ($/Share)      Date           5%          10%
        ----            ----------   ----------   ---------   ----------     --------------------

Maurice L. Arel           8,000         28%        $20.39    Jan 12, 2011    $102,585    $259,971

Stephen J. Densberger     4,000         14%        $20.39    Jan 12, 2011    $ 51,293    $129,986

Charles J. Staab          4,000         14%        $20.39    Jan 12, 2011    $ 51,293    $129,986

Bonalyn J. Hartley        4,000         14%        $20.39    Jan 12, 2011    $ 51,293    $129,986

Donald L. Ware            4,000         14%        $20.39    Jan 12, 2011    $ 51,293    $129,986

___________________
<F1>  The exercise price of the options granted is equal to the fair market value of the Company's common stock on the date of grant. The options are exercisable on the date of the grant and expire ten years thereafter.
<F2>  Potential realizable values are calculated on the assumption that the market value of the underlying stock increases from the date of grant at an annualized rate of return of 5% and 10% compounded annually for the ten-year term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price.

Stock Option Exercises and Fiscal Year End Values

            The following table sets forth information concerning the exercise of stock options by the Chief Executive Officer and the Named Executive Officers during the fiscal year ended December 31, 2001, and the number and value of unexercised options held by those officers at fiscal year end. The value realized on the shares acquired on exercise is the difference between the exercise price and the fair market value on the date of exercise. The value of unexercised, in-the-money options at December 31, 2001, is the difference between its exercise price and the fair market value of the underlying stock on such date. These values have not been, and may never be, realized. The underlying options have not been, and may never be, exercised; and actual gains, if any, on exercise will depend on the value of Company common stock on the date of exercise.

                                                                                          Value of
                                                   Number Of Unexercised         Unexercised In-the-Money
                          Shares                 Options At Fiscal Year End    Options At Fiscal Year End (1)
                         Acquired      Value     ---------------------------   ------------------------------
Name                    On Exercise   Realized   Exercisable   Unexercisable    Exercisable   Unexercisable
----                    -----------   --------   -----------   -------------    -----------   -------------

Maurice L. Arel            2,000      $19,260      16,000           -0-          $ 82,880          -0-

Stephen J. Densberger        750      $14,348      13,000           -0-          $117,820          -0-

Charles J. Staab               -            -      10,000           -0-          $ 63,940          -0-

Bonalyn J. Hartley             -            -       8,000           -0-          $ 41,440          -0-

Donald L. Ware                 -            -       8,094           -0-          $ 42,498          -0-

___________________
<F1>  The closing price of the Company's common stock as reported on the
      Nasdaq National Market System on December 31, 2001 was $27.00 per share and is used in calculating the value of unexercised options.

Pension Plan

      The Company maintains a qualified, non-contributory defined-benefit pension plan for all qualifying employees of the Company and its subsidiaries. In general, the pension plan provides for monthly payments to or on behalf of each covered employee based upon such employee's career averaged annual compensation prior to retirement and the employee's covered years of service. Directors who are not employees are not eligible to participate in the plan. The pension plan includes optional early retirement benefits, provided a participant has attained age 55 and has completed ten or more years of covered service. Under the pension plan, the Company makes an annual contribution for the benefit of eligible employees computed on an actuarial basis. All contributions to the fund and expenses of administering the fund are paid by the Company.

      The following table shows the estimated annual benefits payable under the pension plan for specified averaged career salaries and covered years of service. Benefits shown in the table are computed on a straight life annuity basis and are not subject to any deduction for Social Security or other offset amounts.

Annual Pension Benefit Based on Years of Service (1)

                              Estimated Annual Pension Benefit Based on Service of
Career Averaged     -------------------------------------------------------------------------
     Salary          5 Years     10 Years     15 Years     20 Years     25 Years     30 Years
---------------      -------     --------     --------     --------     --------     --------

    $ 60,000          7,000       14,000       18,800       23,300       27,800       32,700
      80,000          9,300       18,700       24,900       31,000       37,300       43,700
     100,000         11,700       23,500       31,200       38,900       46,700       54,700
     120,000         14,000       28,000       37,300       46,900       56,100       65,400
     140,000         16,300       32,700       43,700       54,500       65,100       75,300
     160,000         18,700       37,300       49,700       61,700       73,000       83,500
     180,000         21,000       42,000       55,500       67,900       79,700       91,500
     200,000         23,300       46,700       60,000       73,200       86,400       99,600

___________________
<F1>  Calculation of Normal Retirement Benefit at age 65.

      Years of service at December 31, 2001 and 2001 compensation covered by the pension plan, for the Chief Executive Officer and the Named Executive Officers: Mr. Arel, 17 years, $292,675; Mr. Densberger, 27 years, $152,940; Mr. Staab, 18 years, $132,089; Ms. Hartley, 21 years, $119,040; and Mr. Ware, 6 years, $117,333. Pursuant to the provisions of the pension plan, these covered compensation figures represent total cash compensation received during 2001 (including salary plus bonus for services rendered during 2000) and therefore differ from the salary reported in the Cash Compensation Table set forth above.

Compensation of Directors

      Each of the independent members of the Board of Directors of the Company currently receives a fee of $8,000 annually. Additionally, each independent Board member receives $600 for each Board and committee meeting they attend while each Committee chairman also receives an additional $1,500 annually. Directors who are also salaried employees of the Company do not receive any separate compensation for services as a Director of the Company or of its subsidiaries.

Executive Agreements

      The Company is party to an Employment Agreement with Maurice L. Arel pursuant to which Mr. Arel serves as President and Chief Executive Officer of the Company and its principal subsidiaries, Pennichuck Water Works, Inc., The Southwood Corporation and Pennichuck Water Service Corporation. This agreement provides for a continuously renewing three-year term and for the payment of a base salary as well as participation in any bonus and incentive compensation, stock option and employee benefit programs available to the Company's executive officers, together with life insurance in the amount of four (4) times his annual salary. In the event the Company terminates Mr. Arel's employment other than for "cause" or within six (6) months of an event constituting a "change of control," he will be entitled to a severance payment equal to two (2) times his then current salary and fringe benefits. For purposes of Mr. Arel's agreement, cause shall be deemed to exist if Mr. Arel is subject to a finding by the Board of Directors that (a) with respect to his actions or failure to act concerning the Company and its affairs, he has been personally dishonest, engaged in willful misconduct or fraud or breached a fiduciary duty, or (b) he has intentionally failed to perform the duties reasonably assigned to him. A change of control is defined as (i) a merger or consolidation which results in the Company's then existing shareholders holding less than 50% of the outstanding stock of the surviving corporation in the merger, (ii) the sale of substantially all of the assets of the Company, or (iii) a transaction or series of related transactions in which more than 50% of the voting power of the Company is disposed of.

      Mr. Arel is also party to an Insurance Funded Deferred Compensation Agreement with the Company designed to provide him with supplemental benefits such that upon retirement he will receive at least sixty percent (60%) of the average of his last three years' annual base salary compensation. In order to fund this supplemental benefit, the Company has purchased and agreed to maintain a Company-owned cash value life insurance policy that, together with funds available under the Company's defined benefit pension plan annuity, the annuity value of the Company's contributions to Mr. Arel's 401(k) plan and fifty percent (50%) of his projected social security benefits, will equal the Company's obligations under the agreement.

      Messrs. Densberger, Staab and Ware and Ms. Hartley are each party to a Change of Control Agreement with the Company intended to ensure continuity in the management of the Company in the event of a 'change of control' of the Company. Each such agreement provides for a continuously renewing three-year term and for the payment of the respective executive's then current base salary and continuation of health and life insurance benefits for a twelve month period upon the occurrence of both (a) a change of control and (b) a termination of employment or substantial reduction or alteration in the executive's responsibility, authority or compensation for reasons other than good cause. For purposes of these agreements, a change of control is deemed to have occurred if (i) any person or group acting in concert acquires fifty-one percent (51%) or more of the Company's voting power, (ii) a merger or share exchange occurs which results in the Company's shareholders holding less than fifty percent (50%) of the total voting power after such transaction, (iii) there is a change in the majority of the Board of Directors of the Company other than by nominations approved by the then current Board of Directors, or (iv) there shall be a sale or other transfer of all or substantially all of the assets of the Company or its subsidiaries to a non-affiliated party.

              REPORT OF THE COMPENSATION AND BENEFITS COMMITTEE

General

      The Compensation and Benefits Committee of the Board of Directors (the "Compensation Committee") is comprised entirely of independent, non-employee Directors. The Compensation Committee is responsible for establishing the Company's executive compensation program, including matters relating to the grant of options to purchase Company stock and any performance-based compensation for Company executives, subject to the concurrence of the Board of Directors.

Compensation Philosophy

      The Compensation Committee aims to ensure that the Company's executive compensation program enables the Company to attract, retain, motivate and reward the talented executives it needs to achieve the Company's goals of increasing shareholder value and maintaining a leadership position within the water utility industry. From time to time the Committee retains independent consultants to advise them whether the total compensation opportunity available to Company executives is competitive with the median remuneration received by those in positions of similar responsibilities in other comparable companies. During 2001 the Committee employed Arthur Andersen LLP to conduct an analysis of the Company's compensation program.

      The Compensation Committee's intent is to motivate its senior executives to achieve the Company's goals of providing its customers with high quality, cost-effective, reliable water services; managing the Company's real estate and other water service related activities; and providing the Company's shareholders with a market-based return on their investment.

      Toward that end, the compensation program:

      * Provides compensation levels that are competitive with those provided by companies with which the Company may compete for executive talent.
      * Motivates senior executives to meet and exceed certain corporate financial goals and to achieve the Company's strategic business initiatives, and rewards them in the form of incentive compensation for the Company's achievements.
      * Creates a strong link between stockholder and financial performance in the form of equity compensation for the Company's executive officers.

Compensation Program

      The compensation program for the Company's executive officers is comprised of a base salary, an annual incentive opportunity and a long-term equity incentive opportunity. Executive officers may also participate in the Company's Savings Plan for Employees and other benefit plans generally available to all levels of salaried employees.

      Base Salary

      The President, with the concurrence of the Compensation Committee, annually sets the salary for each executive officer other than himself based on the assessment of that executive officer's responsibilities, performance and accomplishments over the prior years and the established goals and objectives for that executive for the upcoming year.

      The performance of each executive officer is reviewed annually. The Compensation Committee reviews and approves all executive officer salary adjustments as recommended by the President. The Compensation Committee reviews the President's performance and establishes his base salary.

      Incentive Compensation

      The Compensation Committee has established an annual incentive bonus program that provides an opportunity to earn an annual cash incentive award when certain corporate financial goals are achieved. Cash bonuses for executive officers are paid once a year in the year following the fiscal year for which the stated goals were met. The bonus awards paid to the executive officers in 2002 were based on incentive compensation goals, both earnings per share and return on equity, established in the beginning of the 2001 fiscal year. The stronger the Company's performance under these criteria, the larger the incentive payment to each of the officers. Annual incentive awards made to the executive officers are shown in the Compensation Table of this Proxy Statement.

      Equity-Based Program

      The Company's equity-based awards consist principally of stock options that are granted from time to time under the Company's stock option plans and are designed to align management interests with those of shareholders. The Committee bases grants of equity-based awards on various factors, including each executive officer's ability to contribute to the Company's future success and the other elements of such officers' compensation. The exercise price of stock options is equal to the fair market value of the stock when granted, and will result in an award for the executive only in the event of appreciation in the stock price. The Compensation Committee believes that stock options enable the Company to compete in the marketplace for executive talent and further align the interests of executives with those of shareholders. The Company's stock options generally vest on the date of grant, immediately tying the executive to the Company's stock performance.

President's Compensation

      Mr. Arel's compensation for fiscal 2001 consisted of a base salary, a bonus for corporate financial goals achieved in fiscal 2001, and equity compensation in the form of stock options (both incentive and non-qualified options). When determining the components of Mr. Arel's compensation for fiscal 2001, the Compensation Committee gave consideration to the compensation paid to chief executive officers of other similarly sized publicly owned companies in comparable industries, taking into account the performance of both the water-utility segment and Mr. Arel's particular responsibility over the real estate development segment. Mr. Arel's base salary effective as of January 1, 2001 was $222,500, an increase over the previous year attributed to his extraordinary efforts on behalf of the Company, including the sale of material parcels of commercial real estate, in fiscal 2000. Mr. Arel received an incentive compensation bonus in 2002 in the amount of $71,044 based on the achievement of the Company's corporate financial targets in fiscal 2001. He also received options to acquire 8,000 shares of common stock under the Company's option plans in 2001, with an exercise price based on the fair market value of the stock on the date of grant; these options vested immediately.

      The Internal Revenue Code generally imposes a limitation on the deduction for federal income tax purposes of compensation paid in any one year, subject to certain specified exceptions. The Company's policy is to have all compensation fully deductible. Given the level of compensation paid to the Chief Executive Officer and the other executive officers named in the Summary Compensation Table, the deduction limitation is presently inapplicable to the Company. The Company will address this limitation if and when it becomes applicable to the Company's compensation program.

                                          Respectfully submitted,

                                          Charles E. Clough (Chairman)
                                          Robert P. Keller
                                          John R. Kreick

      The foregoing "Report of the Compensation and Benefits Committee" shall not be deemed incorporated by reference by any general statement incorporating this Proxy Statement into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

                        COMPARATIVE STOCK PERFORMANCE

      The following table provides a comparison of the yearly cumulative total shareholder return on the common stock of the Company for the last five years with the yearly cumulative total return on the Standard & Poor's 500 Index and the average yearly cumulative total return of an industry peer group over the same period, assuming a $100 investment on December 31, 1996. All of these cumulative returns are computed assuming the reinvestment of dividends at the frequency with which dividends were paid during applicable years. Historical stock performance during this period may not be indicative of future stock performance.

Company
Name/Index                 12/31/96     12/31/97     12/31/98     12/31/99     12/31/00     12/31/01
----------                 --------     --------     --------     --------     --------     --------

Pennichuck Corporation       100         123.68       219.67       345.75       311.15       406.95

S&P 500 Index                100         133.36       171.48       207.56       188.66       166.24

Peer Group*                  100         138.24       172.25       145.61       186.35       240.44

___________________
* The Peer Group companies consist of American States Water Co., American Water Works Company, Inc., Artesian Resources Corporation, Birmingham Utilities Inc., California Water Service Group, Connecticut Water Service Inc., Middlesex Water Company, Pennichuck Corporation, Philadelphia Suburban Corporation, SJW Corporation, Southwest Water Company and The York Water Company.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

      To the best knowledge of the Company, and except as otherwise indicated below under the section entitled "Security Ownership of Management", the following are the only person(s) or entity to beneficially own more than 5% of the outstanding shares of our Common Stock as of March 11, 2002.

Name and Address of               Amount and Nature of         %Common Stock
Beneficial Owner                  Beneficial Ownership        Outstanding (2)
-------------------               --------------------        ---------------

Banknorth Investment (1)                 135,465                    5.5%
Management Group
143 North Main Street
Concord, New Hampshire 03301

___________________
<F1>  The Banknorth Investment Management Group claims sole power to vote or to direct the vote over 113,533 shares; shared power to vote or to direct the vote over 0 shares; sole power to dispose or to direct the disposition of 40,944 shares; and shared power to dispose or to direct the disposition of 94,521 shares.
<F2>  Calculation of percentage is based upon a total of 2,476,834 shares, which total includes shares outstanding and entitled to vote of 2,390,339 plus 86,495 shares which have not been issued but which may be issued with 60 days of March 11, 2002 if persons having rights to exercise stock options within such period exercise such rights.

Security Ownership of Management

      To the best knowledge of the Company, the following table sets forth information as of March 11, 2002 with respect to outstanding shares of our Common Stock beneficially owned by each Director and executive officer, and by all Directors and executive officers as a group:

                                      Amount and           % of Common
                                      Nature of             Stock Out-
                                      Beneficial          standing (if
      Name of Beneficial Owner      Ownership(1)(3)      more than 1%)(2)
      ------------------------      ---------------      ----------------

      Maurice L. Arel(3)(5)               52,546              2.1%
      Joseph A. Bellavance (3)(4)         13,469                -
      Charles E. Clough                   24,353              1.0%
      Stephen J. Densberger (3)(5)        25,089              1.0%
      Bonalyn J. Hartley (3)(5)           17,493                -
      Robert P. Keller                     2,412                -
      John R. Kreick                         669                -
      Hannah M. McCarthy(3)                  654                -
      Martha E. O'Neill                   12,200                -
      Charles J. Staab(3)(5)              22,334                -
      Donald L. Ware (5)                  13,401                -

      All Directors and executive
      officers as a group
      (11 persons) (3)(5)                184,620              7.5%

___________________
<F1>  Shares beneficially owned means shares over which a person exercises sole or shared voting or investment power or shares of which a person has the right to acquire beneficial ownership within 60 days of March 11, 2002. Unless otherwise noted, the individuals and group above have sole voting and investment power with respect to shares beneficially owned.
<F2>  Calculation of percentages is based upon a total of 2,476,834 shares, which total includes shares outstanding and entitled to vote of 2,390,339 plus 86,495 shares which have not been issued but which may be issued within 60 days of March 11, 2002 if persons having rights to exercise stock options within such period exercise such rights.
<F3>  The individuals and group noted above have sole voting and investment power with respect to shares beneficially owned, except as stated in notes (4) through (5) below and except that voting and investment power is shared as follows: Mr. Bellavance - 5,742 shares, Mr. Densberger - 9,589 shares, Ms. Hartley - 6,993 shares, Mr. Kreick - 669 shares and Ms. McCarthy - 654 shares.
<F4>  Mr. Bellavance disclaims beneficial ownership of 1,777 of these shares.
<F5>  Includes shares subject to unexercised stock options previously granted which officers have a right to acquire within 60 days of March 11, 2002. Mr. Arel holds options to acquire 20,000 shares, Mr. Densberger holds options to acquire 15,500 shares, Ms. Hartley holds options to acquire 10,500 shares, Mr. Staab holds options to acquire 12,500 shares and Mr. Ware holds options to acquire 10,594 shares.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Not Applicable

PART IV:

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

      (1) The following Consolidated Financial Statements of Pennichuck Corporation and subsidiaries for the year ended December 31, 2001 are included in Part II, Item 8 hereof:

      Report of Independent Public Accountants

      Consolidated Balance Sheets at
       December 31, 2001 and 2000

      Consolidated Statements of Income for each of the years ended December 31, 2001, 2000 and 1999

      Consolidated Statements of  Stockholders'
       Equity for each of the years ended December 31, 2001, 2000 and 1999

      Consolidated Statements of Cash Flows for each of the years ended December 31, 2001, 2000 and 1999

      Notes to Consolidated Financial Statements

      (2) The following Financial Statement Schedules of Pennichuck Corporation for each of the years 2001, 2000 and 1999 are included in this report:

      Report of Independent Public Accountants on Schedules for the years ended
       December 31, 2001, 2000 and 1999

      I - Condensed Financial Information of Registrant

      All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3)   Exhibit Index:

Exhibit
Number       Description of Exhibit
-------      ----------------------

3.1 Restated Articles of Incorporation of Pennichuck Corporation (Filed as Exhibit 3.1 to the Company's 1990 Form 10-K Report and incorporated herein by reference)

3.2 Articles of Amendment to the Articles of Incorporation of Pennichuck Corporation (Filed as Exhibit 3.2 to the Company's 1994 Form 10-KSB Report and incorporated herein by reference)

3.3 Amended and Restated Bylaws of Pennichuck Corporation (Filed as Exhibit 3.3 to the Company's 2001 second quarter Form 10-Q Report and incorporated herein by reference)

3.4 Articles of Amendment to the Articles of Incorporation of Pennichuck Corporation (Filed as Exhibit 3.4 to the Company's 1999 second quarter Form 10-QSB Report and incorporated herein by reference)

3.5 Articles of Amendment to the Articles of Incorporation of Pennichuck Corporation (Filed as Exhibit 3.5 to the Company's 2000 second quarter Form 10-QSB Report and incorporated herein by reference)

3.6 Certificate of Designation of Series A Junior Participating Preferred Stock of Pennichuck Corporation (Filed as Exhibit
             3.6 to the Company's 2000 second quarter Form 10-QSB Report and incorporated herein by reference)

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

10.6 Amendment Agreement dated May 4, 1995 to Amended and Restated Revolving Line of Credit Loan Agreement dated March 23, 1994 between Pennichuck Corporation and Fleet Bank-NH (Filed as Exhibit 10.8 to the Company's 1995 second quarter Form 10-QSB Report and incorporated herein by reference)

10.7 1995 Stock Option Plan (Filed as Exhibit 4.1 to the Company's Post-Effective Amendment No. 1 to
              Registration Statement on Form S-8, filed September 17, 2001, No. 333-57352, and incorporated herein by reference)

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

Exhibit
Number        Description of Exhibit
-------       ----------------------

10.10 Loan Agreement dated April 8, 1998 between Pennichuck Corporation, Pennichuck East Utility, Inc. and Fleet Bank-NH (Filed as Exhibit 10.11 to the Company's 1998 second quarter Form 10-QSB report and incorporated herein by reference)

10.11 Amendment Agreement dated April 24, 1998 to Loan Agreement dated April 8, 1998 between Pennichuck Corporation, Pennichuck East Utility, Inc., The Southwood Corporation, Pennichuck Water Service Corporation and Fleet Bank-NH (Filed as Exhibit 10.12 to the Company's 1998 second quarter Form 10-QSB report and incorporated herein by reference)

10.12 Employment Agreement by and between Pennichuck Corporation and Maurice L. Arel (Filed as Exhibit 10.13 to the Company's 1998 Form 10-KSB Report and incorporated herein by reference)

10.13 Form of Change of Control Agreement by and between Pennichuck Corporation and executive officers (Stephen J. Densberger, Charles J. Staab, Bonalyn J. Hartley and Donald L. Ware) each dated January 8, 1999 (Filed as Exhibit 10.14 to the Company's 1999 first quarter Form 10-QSB Report and incorporated herein by reference)

10. 14 Amendment Agreement dated August 24, 1999 to Amended and Restated Revolving Line of Credit Agreement dated March 23, 1994 between Pennichuck Corporation, Pennichuck Water Works, Inc. and Fleet Bank-NH (Filed as Exhibit 10.15 to the Company's 1999 third quarter Form 10-QSB Report and incorporated herein by reference)

10.15 2000 Stock Option Plan (Exhibit 4.1 to the Company's Post-Effective Amendment No. 1 to Registration Statement on Form S-8, No. 333-57354, filed on September 17, 2001 and incorporated herein by reference)

16.1          Letter of Arthur Andersen LLP (included in this Form 10-K
              Report)

21 Subsidiaries of Pennichuck Corporation (Filed as Exhibit 21 to the Company's 1997 Form 10-KSB Report and incorporated herein by reference)

23            Consent of Arthur Andersen LLP
              (Included in this Form 10-K Report)

Exhibit
Number        Description of Exhibit
-------       ----------------------

99.1 Dividend Reinvestment and Common Stock Purchase Plan, as amended (Filed as Exhibit 4.1 to Post-effective Amendment No. 2 to Registration Statement on Form S-3 filed on February 6, 2002 and incorporated herein by reference)

99.2 Letter to Securities and Exchange Commission pursuant to Temporary Note 3T to Article 3 of Regulation S-X (Included in this Form 10-K Report)

(b) Reports on Form 8-K: On October 12, 2001, Pennichuck Corporation filed a report on Form 8-K reporting the Board of Directors approval of a four-for-three stock split on its common shares effected in the form of a stock dividend.

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Pennichuck Corporation

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Pennichuck Corporation's report on this Form 10-K, and have issued our report thereon dated February 15, 2002. Our audits were made for the purpose of forming an opinion on those basic financial statements taken as a whole. The schedule listed in the attached index of this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Boston, Massachusetts
February 15, 2002

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           Pennichuck Corporation
                          Condensed Balance Sheets

                                                        December 31
                                                 --------------------------
                                                    2001            2000
                                                    ----            ----

ASSETS

Current Assets:
  Cash                                        $ 3,255,130      $ 3,677,583
  Refundable Income Taxes                         312,285          412,046
  Prepaid Expenses                                 70,433           62,688
                                              ----------------------------
      Total Current Assets                      3,637,848        4,152,587

Property and Equipment                          1,251,202        1,250,801
Less Allowances for Depreciation                 (591,998)        (569,466)
                                              ----------------------------
                                                  659,204          681,335

Other Assets                                       20,133            8,119
Investment in Subsidiaries                     28,210,490       25,289,329
                                              ----------------------------
                                              $32,527,675      $30,431,370
                                              ============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable and Other Current
 Liabilities                                  $   189,399      $   131,008
Long Term Debt                                  1,500,000        1,500,000
Other Long Term Liabilities                       408,431          284,923
Stockholders' Equity                           30,429,845       28,515,439
                                              ----------------------------
                                              $32,527,675      $30,431,370
                                              ============================

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CON'T)

                           Pennichuck Corporation
                       Condensed Statements of Income

                                                   Year Ended December 31
                                          ------------------------------------------
                                             2001            2000            1999
                                             ----            ----            ----

Operating Revenues                        $  228,497      $   57,395      $   56,764
Operating Expenses                            67,021             ---             ---
                                          ------------------------------------------
  Operating Income                           161,476          57,395          56,764
Interest Income & Other                      152,918         198,104         181,459
Interest (Expense)                          (173,911)        (88,277)        (39,979)
                                          ------------------------------------------
Income (Loss) Before Income
  Taxes and Equity in Net Income
   of Subsidiaries                           140,483         167,222         198,244
Income Tax (Provision)                       (55,645)        (65,685)        (77,871)
                                          ------------------------------------------
  Income (Loss) Before Equity
   in Earnings of Subsidiaries                84,838         101,537         120,373
Equity in Earnings of Subsidiaries         3,526,866       3,581,124       2,495,292
                                          ------------------------------------------
      NET INCOME                          $3,611,704      $3,682,661      $2,615,665
                                          ==========================================


                     Condensed Statements of Cash Flows

                                                   Year Ended December 31
                                          --------------------------------------------
                                             2001             2000             1999
                                             ----             ----             ----

OPERATING ACTIVITIES                     $   221,425      $   (99,797)     $    62,010
                                         ---------------------------------------------
INVESTING ACTIVITIES:
Equity Transfer to Subsidiary             (1,252,087)        (944,844)        (429,550)
Net (increase) decrease in Property
 and Equipment and Other Assets              (12,414)             ---          179,768
                                         ---------------------------------------------
                                          (1,264,501)        (944,884)        (249,782)
                                         ---------------------------------------------
FINANCING ACTIVITIES:
Increase(decrease) in Notes Payable              ---              ---              ---
Advances from Subsidiaries                 2,157,789        3,836,929              ---
Payment of Dividends                      (1,812,864)      (1,701,189)      (1,590,041)
Proceeds from Dividend Reinvestment
   and Other, net                            275,428          356,851          420,516
                                         ---------------------------------------------
                                             620,353        2,492,591       (1,169,525)
(DECREASE)INCREASE IN CASH                  (422,723)       1,447,910       (1,357,297)
Cash at Beginning of Year                  3,677,853        2,229,943        3,587,240
                                         ---------------------------------------------
CASH AT END OF YEAR                      $ 3,255,130      $ 3,677,853      $ 2,229,943
                                         =============================================

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CON'T)

                           Pennichuck Corporation
                   Notes to Condensed Financial Statements

NOTE A -- ACCOUNTING POLICIES

Basis of Presentation. In the parent-company-only financial statements, the Company's investment in its subsidiaries is stated at cost plus equity in undistributed earnings of its subsidiaries. Parent-company-only financial statements should be read in conjunction with the Company's Annual Report to Shareholders for the year ended December 31, 2001.

NOTE B -- COMMON DIVIDENDS FROM SUBSIDIARIES

Common stock cash dividends paid to Pennichuck Corporation by its subsidiaries were as follows:

                                          2001            2000            1999
                                          ----            ----            ----

Pennichuck Water Works, Inc.           $1,731,129      $1,631,039      $1,521,587

Pittsfield Aqueduct Company, Inc.             ---             ---             ---

Pennichuck East Utility, Inc.              71,385          70,150          68,454
                                       ------------------------------------------

      TOTAL                            $1,802,514      $1,701,189      $1,590,041
                                       ==========================================

      A cash dividend of $10,350 was paid by Pennichuck Corporation for fractional shares due to a stock split in December 2001.

                                 SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Pennichuck Corporation
                                       (Registrant)

                                       Date:  March 28, 2001
                                              -----------------------------

                                       By:    /s/ Charles J. Staab
                                              -----------------------------
                                              Charles J. Staab
                                              Vice President, Treasurer and
                                              Chief Financial Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                              Title                          Date
       ---------                              -----                          ----

/s/   Maurice L. Arel            President and Director (Principal      March 28, 2002
--------------------------       Executive Officer)
      Maurice L. Arel

/s/  Stephen J. Densberger       Executive Vice President               March 28, 2002
--------------------------       and Director
     Stephen J. Densberger

/s/  Charles J. Staab            Vice President, Treasurer              March 28, 2002
--------------------------       Chief Financial Officer
     Charles J. Staab            and Director (Principal Financial
                                 Officer and Principal Accounting
                                 Officer)

/s/  Joseph A. Bellavance        Director                               March 28, 2002
--------------------------
     Joseph A. Bellavance

/s/  Charles E. Clough           Director                               March 28, 2002
--------------------------
     Charles E. Clough

/s/  Robert P. Keller            Director                               March 28, 2002
--------------------------
     Robert P. Keller

/s/  John R. Kreick              Director                               March 28, 2002
--------------------------
     John R. Kreick

/s/  Hannah M. McCarthy          Director                               March 28, 2002
--------------------------
     Hannah M. McCarthy

/s/  Martha E. O'Neill           Director                               March 28, 2002
--------------------------
     Martha E. O'Neill