Form 10-Q
period 2002-03-31
PENNICHUCK CORP
filed 2002-05-14
CIK 788885

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2002

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

                               (603) 882-5191
---------------------------------------------------------------------------
                       (Registrant's telephone number)

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

Common Stock, $1 Par Value-2,391,439 shares as of May 3, 2002

                                    INDEX

                   PENNICHUCK CORPORATION AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION                                   PAGE NUMBER

Item 1.    Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets--
           March 31, 2002 and December 31, 2001                         3

           Condensed Consolidated Statements of Income--
           Three months ended March 31, 2002 and 2001                   4

           Condensed Consolidated Statements of Cash Flows--
           Three months ended March 31, 2002 and 2001                   5

           Notes to Condensed Consolidated Financial Statements--
           March 31, 2002                                               6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations             9-15

Item 3.    Quantitative and Qualitative Disclosures About
           Market Risk                                                 15


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                     Not Applicable
Item 2.    Changes in Securities                                 Not Applicable
Item 3.    Defaults upon Senior Securities                       Not Applicable
Item 4.    Submission of Matters to a Vote
           of Security Holders                                         16
Item 5.    Other Information                                     Not Applicable
Item 6.    Exhibits and Reports on Form 8-K                            16

SIGNATURES                                                             17

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                             March 31, 2002
                                              (Unaudited)      December 31, 2001
                                             --------------    -----------------
                                                        (In thousands)

ASSETS

Property, Plant and Equipment
  Land                                          $  1,225           $  1,225
  Buildings                                       18,787             17,986
  Equipment                                       78,911             79,436
  Construction work in progress                      822                260
                                                ---------------------------
                                                  99,745             98,907
  Less accumulated depreciation                  (25,694)           (24,947)
                                                ---------------------------
                                                  74,051             73,960
Current Assets
  Cash                                             4,674              3,272
  Restricted Cash                                    151                151
  Accounts receivable, net                         2,626              2,595
  Note receivable                                    516                100
  Refundable income taxes                             --                125
  Inventory                                          367                365
  Prepaid expenses and other current
   assets                                            159                480
                                                ---------------------------
                                                   8,493              7,088
Other Assets
  Deferred land costs                                785              2,391
  Deferred charges and other assets                3,642              3,676
  Notes receivable                                   353                726
                                                ---------------------------
                                                   4,780              6,793

TOTAL ASSETS                                    $ 87,324           $ 87,841
                                                ===========================

STOCKHOLDERS' EQUITY AND LIABILITIES
Stockholders' Equity
  Common stock-par value $1 per share           $  2,393           $  2,389
  Paid in capital                                 15,170             15,098
  Retained earnings                               13,709             13,545
  Accumulated Other Comprehensive Income            (232)              (308)
  Less Treasury stock, at cost                      (144)              (129)
                                                ---------------------------
                                                  30,896             30,595

Long Term Debt, less current portion              27,072             27,072

Current Liabilities
  Current portion of long term debt                  348                348
  Accounts payable                                   427              1,373
  Accrued interest payable                           300                368
  Other accrued expenses                           1,653              1,467
                                                ---------------------------
                                                   2,728              3,556
Deferred Credits and Other Reserves
  Contributions in aid of construction            17,298             17,251
  Deferred income taxes                            6,189              6,166
  Other liabilities and deferred credits           3,141              3,201
                                                ---------------------------
TOTAL STOCKHOLDERS' EQUITY & LIABILITIES        $ 87,324           $ 87,841
                                                ===========================

See notes to condensed consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                Three Months Ended
                                                     March 31
                                             ------------------------
                                                2002           2001
                                                ----           ----
                                      (In thousands, except per share amounts)

Revenues
  Water utility operations                   $   3,952      $   3,613
  Real estate operations                         2,578            577
  Contract operations and other                    335            220
                                             ------------------------
                                                 6,865          4,410
Operating expenses
  Water utility operations                       3,159          2,915
  Real estate operations                         1,740            182
  Contract operations and other                    294            184
                                             ------------------------
                                                 5,193          3,281

Operating income                                 1,672          1,129

  Other income/expenses                           (133)            62
  Interest expense                                (493)          (495)
                                             ------------------------

Income before income taxes                       1,046            696

  Provision for income taxes                       416            268
                                             ------------------------

Net income before minority interest                630            428

Minority interest in earnings (loss)
 of Westwood Park LLC                               --             13
                                             ------------------------

Net Income                                   $     630      $     415
                                             ========================

Net earnings per common share:
  Basic                                      $     .26      $     .18
  Diluted                                    $     .26      $     .18

Weighted average common shares:
  Basic                                      2,389,416      2,373,913
  Diluted                                    2,419,709      2,380,648

Dividends paid per common share              $    .195      $    .188
                                             ========================

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                   Three Months Ended
                                                        March 31
                                                  --------------------
                                                   2002         2001
                                                   ----         ----
                                                     (In thousands)

CASH PROVIDED (USED) BY:

Operating Activities
  Net income                                      $   630      $   415
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization                  2,369           740
    Deferred income taxes                             23            23
    Change in working capital                       (369)          554
                                                  --------------------
                                                   2,653         1,732
Investing Activities:
  Purchase of property, plant and
   equipment and other assets                       (883)         (687)
  Increase in contributions in aid of
   construction                                      145           84
  (Decrease) Increase in other                       (65)         214
                                                  -------------------
                                                    (803)        (389)
Financing Activities:
  Payments on long-term debt                          --          (17)
  Payment of common dividends                       (466)        (445)
  Proceeds from dividend reinvestment plan
   and other                                          18           72
                                                  -------------------
                                                    (448)        (390)

(DECREASE) INCREASE IN CASH                        1,402          953

CASH AT BEGINNING OF PERIOD                        3,272        3,732
                                                  -------------------

CASH AT END OF PERIOD                             $4,674       $4,685
                                                  ===================

Supplemental Cash Flow Information. Interest paid was $553,000 and $437,000 for the three months ended March 31, 2002 and 2001, respectively. No income taxes were paid in either of the three month periods ended March 31, 2002 or 2001.

See notes to condensed consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2002

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

NOTE B -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The Balance Sheet amounts shown under the December 31, 2001 column have been derived from the audited financial statements of the Company as contained in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE C - NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." SFAS No. 141 addresses changes in the financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises." Effective July 1, 2001, all business combinations must be accounted for using only the purchase method of accounting. The adoption of this statement did not have a material effect on the Company's financial position, results of operations or cash flows.

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2002

NOTE C - NEW ACCOUNTING PRONOUNCEMENTS (Continued)

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires use of a non-amortization approach to account for goodwill and certain intangibles, effective January 1, 2002. Under the non-amortization approach, goodwill and certain intangibles will not be amortized into the results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company does not have any goodwill recorded on its books and therefore, this statement does not affect the Company.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). This statement requires that the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amounts of the long-lived assets. SFAS No. 143 is effective for all fiscal years beginning after June 15, 2002. The Company intends to adopt this statement as required in 2003. The Company is currently evaluating the provisions of this statement but does not expect the effect of adoption on its results of operations or financial position to be material.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although SFAS No. 144 supercedes SFAS No. 121, it retains the fundamental provisions of SFAS No. 121 regarding recognition/measurement of impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. Under SFAS No. 144, asset write-downs from discontinuing a business segment will be treated the same as other assets held for sale. The new standard also broadens the financial statement presentation of discontinued operations to include the disposal of an asset group (rather than a segment of a business). SFAS No. 144 is effective beginning January 1, 2002 and generally is to be applied prospectively. The Company has adopted this new standard and it did not have any significant impact on its financial position and results of operations.

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2002

NOTE D -- SUBSEQUENT EVENT

On April 29, 2002, the Company entered into a definitive agreement with Philadelphia Suburban Corporation (PSC) to merge in a stock-for-stock transaction which, including the assumption of $27.1 million of debt, has a total projected enterprise value of approximately $106 million based on a price for PSC stock of between $23.00 and $25.00 per share. The merger, which is subject to several conditions, including the satisfaction of the applicable requirements under the Hart-Scott-Rodino Antitrust Improvements Act and approval by the shareholders of the Company and the New Hampshire Public Utilities Commission, is expected to close before the end of the year.
Under the terms of the agreement, the Company's shareholders will receive a number of shares of PSC common stock based in part upon the average closing price of PSC common stock for a 20-trading day period ending shortly before the closing of the merger. If the average PSC closing price is greater than $25.00, the Company's stockholders will receive 1.320 shares of PSC common stock for each share of Company common stock. If the average closing price is less than $23.00, the Company's stockholders will receive 1.435 shares of PSC common stock for each shares of Company common stock. If the average closing price is not greater than $25.00 and not less than $23.00, the exchange ratio will be equal to $33.00 divided by the average closing price of PSC stock. After the merger, the Company will be a wholly-owned subsidiary of PSC. Total expenses associated with this merger transaction amounted to approximately $175,000 for the first three months of 2002 and were charged to "Other income/expenses". Further details of these merger expenses are discussed in Part I, Item 2, MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. The Agreement and Plan of Merger was filed as an Exhibit to the Company's Form 8-K filed with the SEC on April 29, 2002.

PART I. FINANCIAL INFORMATION
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Results of Operations -- Three Months Ended March 31, 2002 Compared to Three
                         Months Ended March 31, 2001

      For the three months ended March 31, 2002, consolidated net income was $630,000, or $215,000 more than the same period in 2001. Basic and diluted earnings per common share were $.26 and $.18 for the first quarter of 2002 and 2001, respectively. The Company's consolidated revenues for the first quarter of 2002 increased 56% -- from $4,410,000 in 2001 to $6,865,000 in
2002. As discussed below, this revenue growth occurred primarily in the Company's real estate segment due to the sale of land in Southwood Corporate Park.

      Our consolidated revenues are generally seasonal due to the overall significance of the water sales of Pennichuck, Pennichuck East and Pittsfield as a percent of consolidated revenues. Water revenues are typically at their lowest point during the first and fourth quarters of the calendar year while water revenues in the second and third quarters tend to be greater as a result of increased water consumption during the late spring and summer months. In addition, our consolidated revenues may be significantly affected by sales of major real estate parcels, which may occur from time to time.

Water Utility Operations

      The Company's water utility operations include the activities of Pennichuck, Pennichuck East and Pittsfield, each of which is regulated by the New Hampshire Public Utilities Commission (the "NHPUC"). For the three months ended March 31, 2002, approximately 82%, 15% and 3% of the total utility operating revenues of $3,952,000 were generated by Pennichuck, Pennichuck East and Pittsfield, respectively. The contribution percentage of each utility in 2002 was not materially different from the same quarter last year.

      Utility operating revenues for the three months ended March 31, 2002 increased $339,000 to $3.95 million, or a 9.4% increase from the same period in 2001 as shown in the table below broken out by each of our regulated water utilities:

                                 2002            2001         Change
                                 ----            ----         ------

Pennichuck                    $3,238,000      $2,913,000      11.2%
Pennichuck East                  614,000         605,000       1.5%
Pittsfield                       100,000          95,000       5.3%
                              ------------------------------------
Total                         $3,952,000      $3,613,000       9.4%
                              ====================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations -- Three Months Ended March 31, 2002 Compared to Three
                         Months Ended March 31, 2001 (Continued)

      The principal reason for the increase in our utility revenues was a rate increase granted to Pennichuck effective March 1, 2002. This resulted in a $225,000, or 8.4%, increase in billed consumption from 2001 to 2002, despite no significant change in consumption from the same period last year.

      In June 2001, Pennichuck, the Company's principal water utility subsidiary, filed for a 20.09% rate increase with the NHPUC, representing a request for $2.5 million in additional annual revenues. In connection with that rate filing, the NHPUC approved a temporary rate increase of 8.52% applied to bills rendered on or after September 8, 2001. On March 1, 2002, the NHPUC issued an order in which it granted final approval of an overall 14.43% rate increase. The approved rate order includes an 8.67% rate increase on bills rendered on or after September 8, 2001 and an additional step adjustment of 5.76% for service rendered on or after March 1, 2002. The combined rate increases are expected to result in additional annual revenues of approximately $1.8 million based on comparable consumption levels experienced during the past two years. During the first quarter of 2002, there were no other rate filings made by the Company's other regulated utilities.

      Total utility operating expenses were $3,159,000 for the three months ended March 31, 2002, an increase of $244,000, or 8.4%, over last year. The combined water utilities' operating costs increased primarily due to (i) approximately $93,000 for additional depreciation charges associated with new utility plant and equipment, (ii) approximately $60,000 for benefit costs reflecting increasing health insurance costs and higher costs for our pension plan, and (iii) approximately $57,000 in general and administration salaries due to the hiring of additional employees.

      For the three months ended March 31, 2002, the combined pretax operating income of our three water utilities was $793,000, an increase of $95,000, or 14% from the same quarter in 2001. For the three months ended March 31, 2002, approximately 79%, 18% and 3% of the combined utilities' operating income was provided by Pennichuck, Pennichuck East and Pittsfield, respectively. The percentages were 68%, 29% and 3%, respectively for the same period last year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations -- Three Months Ended March 31, 2002 Compared to Three
                         Months Ended March 31, 2001 (Continued)

Real Estate Operations

      For the three months ended March 31, 2002, revenues from Southwood's real estate activities were $2,578,000 compared to $577,000 for the same period last year. Net income of $523,000 during the first quarter of 2002 was primarily due to the sale of the remaining 40 acres in Southwood Corporate Park to one of Southwood's joint venture partners. The net sales price of $2.43 million was offset by approximately $1.66 million of remaining infrastructure costs which are included in "Operating Expenses - Real estate operations" in the accompanying Condensed Consolidated Statements of Income.

      Included in Southwood's revenues for the first quarter of 2001 was $421,000 from the sale of two land parcels. In January 2001, Southwood sold a one-half interest in a land parcel to a local developer, resulting in a $155,000 pretax gain. Subsequently, Southwood conveyed its remaining interest in that land parcel to a limited liability corporation - Heron Cove Office Park III ("HECOP III") in which Southwood is a 50% owner. HECOP III has constructed a 67,000 square foot office building on this parcel which is currently 100% leased to a third party. In February 2001, Southwood sold a 4 acre parcel in Southwood Corporate Park for approximately $266,000. The allocated land cost of $164,000 from that sale is shown under "Operating Expenses - Real estate operations" in the accompanying Condensed Consolidated Statements of Income.

Contract Operations and Other

      Revenues from contract operations and other activities were $322,000 and $13,000 for the three months ended March 31, 2002 as compared to $207,000 and $13,000 for the same period in 2001, respectively. The Service Corporation's revenues consist chiefly of fees under various operations and billing contracts as well as rental income from several tower leases. Revenue from contract operations increased $115,000 from the same period last year mostly due to a new multi-year operating contract with the Town of Salisbury, Massachusetts, which was entered into in September 2001. Under the terms of that contract, the Service Corporation will operate and maintain the municipality's water system, including all meter reading and billing functions. The Service Corporation earned approximately $108,000 of revenues during the first quarter of 2002 from that contract. Revenue generated from other activities remained flat during the first quarter of 2002 compared with the same quarter last year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations -- Three Months Ended March 31, 2002 Compared to Three
                         Months Ended March 31, 2001 (Continued)

      Operating expenses associated with our contract operations and other activities were $289,000 and $5,000 for the first quarter of 2002 as compared to $175,000 and $9,000 for the same quarter in 2001, respectively. Operating expenses for our contract operations increased $114,000 compared to the prior year principally from additional expenses related to the Salisbury contract, including direct contract maintenance expenses ($87,000) and increased inter-company allocations ($22,000) during the first quarter of 2002. Other operations incurred approximately the same level of expenses during the first three months of 2002 compared with the same period last year.

Other Income/expenses

      Other Income/Expenses of $133,000 for the first three months of 2002 relate to $175,000 in merger costs (as discussed below) offset by other income of $42,000, primarily interest income. On April 29, 2002, the Company entered into a definitive agreement with Philadelphia Suburban Corporation
(PSC) to merge in a stock-for-stock transaction which, including the assumption of $27.1 million of debt, has a total enterprise value of approximately of $106 million. The merger is subject to customary conditions and is expected to close before the end of 2002. The merger related expenses are primarily the legal and other expenses associated with the merger with PSC. The following is a breakdown of the merger costs incurred in the first three months of 2002:


Legal fees                          $141,000
Investment banking fees               32,000
Other fees                             2,000
                                    --------

      Total merger costs            $175,000
                                    ========

      This merger is subject to, among other things, the approval of the Company's shareholders and the NHPUC. The Company is expected to pay no more than $2.6 million to its financial adviser; the first installment of approximately $1 million is expected to be paid in May 2002 and the remaining balance is payable upon the completion of the merger. In the event the merger is terminated under certain conditions set forth in the merger agreement, the Company would be required to pay PSC a fee of $2.5 million in cash, as liquidated damages.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Financial Condition

      For the first three months of 2002, the cash required to fund the Company's normal operating activities and its capital improvements program was derived from a combination of operating cash flow and available short-term investments. Typically, our cash needs are at their lowest point of the year during the first quarter since construction activity for our water utilities and the related capital expenditures do not normally begin until the second quarter. Our operating subsidiaries generated approximately $2.65 million in consolidated operating cash flow for the three months ended March 31, 2002.

      For the quarter ended March 31, 2002, our Company's cash and cash equivalents increased by $1.4 million to $4.67 million, which is currently held in short-term money market investments. This cash is expected to be used for funding our capital investment program during 2002 and any operating cash flow deficiencies.

      The Company also maintains a revolving line of credit agreement with a local bank. This line of credit agreement allows the Company and its subsidiaries to borrow up to $2.5 million at interest rates tied to the bank's cost of funds or LIBOR, whichever is lower. At December 31, 2001 and March 31, 2002, there were no outstanding borrowings under this line of credit agreement.

Other major changes in our financial position from December 31, 2001 to March 31, 2002 were:

      * a decrease of $321,000 in "Other Current Assets" resulting from prepaid property taxes which were amortized and charged against earnings during the first quarter of 2002,
      * an increase of $838,000 in "Property, Plant and Equipment" for capital projects undertaken during the first quarter,
      * a decrease of $946,000 in accounts payable resulting from the payment of $322,000 for a source development charge and $255,000 for outstanding amounts due on various capital projects and
      *     an increase in retained earnings from $13,545,000 at the end of
            2001 to $13,709,000 at March 31, 2002 as a result of the
            Company's net income of $630,000 for the first quarter of 2002 offset by common dividend payout of $466,000 during the first quarter.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Financial Condition (Continued)

      The "Notes receivable" balance of $353,000 at March 31, 2002 represents amounts loaned by Southwood to an unrelated third party to fund the development costs associated with a future residential development. These notes receivable are secured by mortgage deeds and security agreements with the third party.

Critical Accounting Policies

      The Company has identified the accounting policies below as those policies critical to the business operations and the understanding of the results of operations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Changes in the estimates or other judgments included within these accounting policies could result in significant changes to the financial statements. Our critical accounting policies are as follows:

            The use of regulatory assets and liabilities as permitted by Statement of Financial Accounting Standards ("SFAS") No 71, "Accounting for the Effects of Certain Types of Regulation - SFAS No. 71 stipulates generally accepted accounting principal for companies whose rates are established by or are subject to approval by an independent third-party regulator. In accordance with SFAS No. 71, we defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the rate-making process in the period different from when the costs and credits were incurred. These deferred amounts, both assets and liabilities, are then recognized in the income statement in the same period that they are reflected in our rates charged for water utility operations. In the event that our assessment as to the probability of the inclusion in the rate-making process is incorrect, the associated regulatory asset or liability would be adjusted to reflect the change in our assessment or change in regulatory approval.

            Accrued unbilled revenue - We read our customer meters on a cyclical basis and record our revenue based on our meter reading results. Revenues from the meter-reading date to the end of the accounting period are estimated based on historical usage patterns and the effective tariff rates. The estimate of the unbilled revenue is a management estimate utilizing certain sets of assumptions and conditions. Actual results could differ from those estimates.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Forward Looking Information

      This report, including management's discussion and analysis, contains certain forward looking statements regarding the Company's results of operations and financial position. For this purpose, any statements contained herein that are not statement of historical fact may be deemed to be forward looking statements. These forward looking statements are based on current information and expectations, and are subject to factors and uncertainties that could cause the Company's actual results to differ materially from that expressed or implied by such forward looking statements. Such statements address the following subjects, among others: future operating results in the water utility and real estate sectors; earning growth and expectations; and corporate spending and liquidity. The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements: with respect to water utility operations, the impact of weather, such as the amount of rainfall and temperature; and, with respect to real estate development, general economic conditions in the local and national economy.

PART I. FINANCIAL INFORMATION

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company has entered into two interest rate swap agreements at a fixed rate of 6.5%, in order to mitigate interest rate risks associated with its floating-rate loans. The agreements provide for the exchange of fixed interest rate payments for floating rate interest payment obligations on notional amounts of principal totaling $6,000,000. The Company has designated these interest rate swaps as a cash flow hedge against the variable future cash flows associated with the interest payments due on $6,000,000 of notes. As of March 31, 2002, the Company has recorded a liability of $232,000 in "Other liabilities and deferred credits" associated with these swap agreements with the offsetting amount in "Accumulated Other Comprehensive Income" in the accompanying Condensed Consolidated Balance Sheets.

      The fair market value of the Company's interest rate swaps represents the estimated unrealized loss to terminate these agreements based upon current interest rates.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      (a) On May 3, 2002, the Company held its Annual Meeting of
Shareholders to elect three directors and to ratify the appointment by the Board of Directors of the firm of PricewaterhouseCoopers LLP as independent accountants of the Company for the year ending December 31, 2002.

      (b) The following incumbent directors were re-elected to a three year term expiring at the Annual Meeting of Shareholders in 2005:

                              Number of Shareholders Voting --
                                    For        Withheld
                                    ---        --------

Stephen J. Densberger            2,077,177      17,673
Hannah M. McCarthy               2,062,867      31,983
Charles J. Staab                 2,075,952      18,898

      The continuing directors whose terms expire beyond the May 3, 2002 Annual Meeting date are:

Maurice L. Arel              Joseph A. Bellavance
Robert P. Keller             Martha E. O'Neill
Charles E. Clough            John R. Kreick

      (c) By a vote of 2,067,337 shares FOR, 16,691 shares ABSTAINING and 10,822 shares AGAINST, the Board of Directors' appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the year ending December 31, 2002 was ratified.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K:

      (a)   Exhibits filed herewith: None

      (b) There were no reports on Form 8-K filed during the first quarter of 2002.

                                 SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Pennichuck Corporation
                                       (Registrant)

Date: May 14, 2002                     /s/ Maurice L. Arel
      ------------                     ------------------------------------
                                       Maurice L. Arel, President and
                                       Principal Executive Officer

Date: May 14, 2002                     /s/ Charles J. Staab
      ------------                     ------------------------------------
                                       Charles J. Staab, Vice President,
                                       Treasurer and Principal Financial
                                       Officer