Form 10-Q
period 2002-06-30
PENNICHUCK CORP
filed 2002-08-14
CIK 788885

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2002

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

                               Not applicable
---------------------------------------------------------------------------
            (Former name, former address and former fiscal year
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           YES   [X]      NO   [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $1 Par Value-2,391,439 shares as of August 1, 2002

                                    INDEX

                   PENNICHUCK CORPORATION AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION                                    PAGE NUMBER
-------------------------------                                    -----------

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets--
          June 30, 2002 and December 31, 2001                                3

          Condensed Consolidated Statements of Income--
          Three and six months ended June 30, 2002 and 2001                  4

          Condensed Consolidated Statements of Cash Flows--
          Six months ended June 30, 2002 and 2001                            5

          Notes to Condensed Consolidated Financial Statements--
          June 30, 2002                                                      6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 7 - 14

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                                       14

PART II.  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings                                      Not Applicable
Item 2.   Changes in Securities and Use of Proceeds              Not Applicable
Item 3.   Defaults upon Senior Securities                        Not Applicable
Item 4.   Submission of Matters to a Vote of Security Holders                14
Item 5.   Other Information                                      Not Applicable
Item 6.   Exhibits and Reports on Form 8-K                                   14

SIGNATURES                                                                   16

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                June 30, 2002
                                                 (Unaudited)      December 31, 2001
                                                -------------     -----------------
                                                           (In thousands)

ASSETS
  Property, plant and equipment, at cost          $ 99,970             $ 98,647
  Construction work in progress                        712                  260
                                                  --------             --------
                                                   100,682               98,907
  Less accumulated depreciation                    (26,326)             (24,947)
                                                  --------             --------
                                                    74,356               73,960
Current Assets
  Cash                                               2,591                3,272
  Restricted cash                                      151                  151
  Accounts receivable, net                           1,438                1,246
  Unbilled revenue                                   1,662                1,349
  Notes receivable                                   1,062                  100
  Refundable income taxes                               --                  125
  Inventory                                            390                  365
  Prepaid expenses and other current assets            378                  480
                                                  --------             --------
                                                     7,672                7,088
Other Assets
  Deferred land costs                                  785                2,391
  Deferred charges and other assets                  3,619                3,676
  Notes receivable                                      --                  726
                                                  --------             --------
                                                     4,404                6,793

TOTAL ASSETS                                      $ 86,432             $ 87,841
                                                  ========             ========

STOCKHOLDERS' EQUITY AND LIABILITIES
Stockholders' Equity
  Common stock-par value $1 per share             $  2,393             $  2,389
  Paid in capital                                   15,208               15,098
  Retained earnings                                 12,534               13,545
  Accumulated Other Comprehensive Income              (370)                (308)
  Less treasury stock, at cost                        (144)                (129)
                                                  --------             --------
                                                    29,621               30,595

Long Term Debt, less current portion                27,001               27,072

Current Liabilities
  Current portion of long term debt                    348                  348
  Accounts payable                                     680                1,373
  Accrued interest payable                             370                  368
  Other accrued expenses                             1,647                1,467
                                                  --------             --------
                                                     3,045                3,556
Deferred Credits and Other Reserves
  Contributions in aid of construction              17,259               17,251
  Deferred income taxes                              6,211                6,166
  Other liabilities and deferred credits             3,295                3,201
                                                  --------             --------
TOTAL STOCKHOLDERS' EQUITY & LIABILITIES          $ 86,432             $ 87,841
                                                  ========             ========

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                             Quarter Ended                 Six Months Ended
                                                June 30                         June 30
                                       --------------------------      --------------------------
                                          2002            2001            2002            2001
                                          ----            ----            ----            ----
                                                (In thousands, except per share amounts
                                                 and weighted average number of shares)

Revenues
  Water utility operations             $    4,462      $    4,445      $    8,414      $    8,058
  Real estate operations                      194             761           2,772           1,338
  Contract operations and other               397             367             732             587
                                       ----------      ----------      ----------      ----------
                                            5,053           5,573          11,918           9,983
Operating expenses
  Water utility operations                  3,241           3,029           6,400           5,944
  Real estate operations and other             42             218           1,782             400
  Contract operations and other               311             252             605             436
                                       ----------      ----------      ----------      ----------
                                            3,594           3,499           8,787           6,780

Operating income                            1,459           2,074           3,131           3,203

  Merger and related expenses              (1,396)             --          (1,571)             --
  Other income                                 35              70              77             132
  Interest expense                           (500)           (498)           (993)           (993)
                                       ----------      ----------      ----------      ----------

Income (Loss) before income taxes            (402)          1,646             644           2,342

  Provision for income taxes                  307             636             723             904
                                       ----------      ----------      ----------      ----------

Net income (loss) before minority
 interest                                    (709)          1,010             (79)          1,438

Minority interest in earnings
 of Westwood Park LLC                          --              44              --              57
                                       ----------      ----------      ----------      ----------

Net income (loss)                      $     (709)     $      966      $      (79)     $    1,381
                                       ==========      ==========      ==========      ==========

Basic and diluted earnings (loss)
 per common share:                     $     (.30)     $      .41      $     (.03)     $      .58

Weighted average common shares:
  Basic                                 2,391,439       2,379,873       2,390,283       2,377,088
  Diluted                               2,391,439       2,389,799       2,390,283       2,387,013

Dividends paid per common share        $     .195      $     .188      $     .390      $     .375

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         Six Months Ended
                                                              June 30
                                                      ----------------------
                                                        2002          2001
                                                          (In thousands)

CASH PROVIDED (USED) BY:

Operating Activities
  Net income (loss)                                   $   (79)      $ 1,381
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                       1,382         1,176
    Allocation of land costs                            1,662           292
    Deferred income taxes                                  45            45
    Change in working capital                            (893)         (294)
                                                      -------       -------
                                                        2,117         2,600
Investing Activities:
  Purchase of property, plant and
   equipment and other assets                          (1,860)       (2,744)
  Increase in contributions in aid of
   construction                                           153           155
  Decrease (Increase) in other                           (187)        1,183
                                                      -------       -------
                                                       (1,894)       (1,406)
Financing Activities:
  Payments on long-term debt                              (71)           --
  Payment of common dividends                            (932)         (891)
  Proceeds from dividend reinvestment plan
   and other                                               99           146
                                                      -------       -------
                                                         (904)         (745)

INCREASE (DECREASE) IN CASH                              (681)          449

CASH AT BEGINNING OF PERIOD                             3,272         3,732
                                                      -------       -------

CASH AT END OF PERIOD                                 $ 2,591       $ 4,181
                                                      =======       =======

Supplemental Cash Flow Information: Interest paid was $965,000 and $817,000 for the six months ended June 30, 2002 and 2001, respectively. Income taxes paid were $97,000 and $296,000 for the six months periods ended June 30, 2002 and 2001, respectively.

See notes to condensed consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2002

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

NOTE B -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The Balance Sheet amounts shown under the December 31, 2001 column have been derived from the audited financial statements of the Company as contained in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE C -- NEW ACCOUNTING PRONOUNCEMENTS

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

In April 2002, the FASB approved SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement is not expected to have a material impact on the Company's results of operations and financial position.

In June 2002, the FASB approved SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces the previous accounting guidance provided in Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the provisions of this statement and has not yet determined the effect of adoption on its results of operations and financial position.

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2002 (Continued)

NOTE D - SUBSEQUENT EVENT

On April 29, 2002, the Company entered into a definitive agreement with Philadelphia Suburban Corporation ("PSC") to merge into a wholly-owned subsidiary of PSC with shareholders of the Company receiving shares of PSC in the merger (as more fully discussed in the next paragraph). The merger is subject to several conditions, including, among other things, the satisfaction of the applicable requirements under the Hart-Scott-Rodino Antitrust Improvements Act, approval by the shareholders of the Company and approval by the New Hampshire Public Utilities Commission ("NHPUC"). The timetable set for review of the merger by the NHPUC suggests that, once all the requisite conditions to closing have been met, the merger could close in the first half of 2003. In June 2002, the Federal Trade Commission granted early termination of the 30-day waiting period under the Antitrust Improvements Act.

Under the terms of the agreement, the Company's stockholders will receive a number of shares of PSC common stock based upon the average closing price of PSC common stock for a 20-trading day period ending shortly before the closing of the merger. If the average PSC closing price is greater than $25.00, the Company's stockholders will receive 1.320 shares of PSC common stock for each share of Company common stock. If the average closing price is less than $23.00, the Company's stockholders will receive 1.435 shares of PSC common stock for each share of Company common stock. If the average closing price is not greater than $25.00 and not less than $23.00, the exchange ratio will be equal to $33.00 divided by the average closing price of PSC stock. After the merger, the Company will be a wholly-owned subsidiary of PSC. Total expenses associated with this merger transaction amounted to approximately $1,396,000 for the second quarter of this year, and $1,571,000 for the first six months of 2002. Further details of these merger expenses are discussed in Part I. Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


PART I. FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations -- Three Months Ended June 30, 2002 Compared to Three
                         Months Ended June 30, 2001

      For the three months ended June 30, 2002, the Company's consolidated net loss was $709,000, or $.30 per share compared to net income of $966,000, or $.41 per share for the same period in 2001. This $1.7 million decrease was primarily due to expenses related to the proposed merger with PSC, principally for investment banking and legal fees incurred in the second quarter of 2002. Total expenses associated with the pending PSC merger transaction amounted to approximately $1,396,000 for the three months ended June 30, 2002 and are disclosed separately in the accompanying Condensed Consolidated Statements of Income. Net income excluding the merger and related expenses for the three months ended June 30, 2002 was approximately $630,000, or $.26 per share.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations -- Three Months Ended June 30, 2002 Compared to Three
                         Months Ended June 30, 2001 (Continued)

      Consolidated revenues for the second quarter of 2002 decreased to $5.05 million from $5.57 million in 2001. The decrease in consolidated revenues was principally a result of (1) a 10.8% decline in billed water consumption within our water utility operations reflecting damper weather conditions in April and May of 2002, (2) offset by the positive effect of a 14.43% overall rate increase discussed below and (3) decreased revenues from real estate activities.

      On March 1, 2002, the NHPUC issued an order in which it granted final approval of an overall 14.43% rate increase for Pennichuck Water Works, Inc. The approved rate order includes an 8.67% rate increase on bills rendered on or after September 8, 2001 and an additional step adjustment of 5.76% for service rendered on or after March 1, 2002. The combined rate increases represent additional annual revenues of approximately $1.8 million based on comparable consumption levels experienced during the past two years. During the second quarter of 2002, there were no other rate filings made by the Company's other regulated utilities.

      Our consolidated revenues are generally seasonal due to the overall significance of the water sales of Pennichuck, Pennichuck East and Pittsfield as a percentage of consolidated revenues. Water revenues are typically at their lowest point during the first and fourth quarters of the calendar year while water revenues in the second and third quarters tend to be greater as a result of increased water consumption during the late spring and summer months. In addition, the Company's consolidated revenues may be significantly affected by sales of major real estate parcels, which may occur from time to time (see discussion below under "Real Estate Operations").

Water Utility Operations

      The Company's water utility operations include the activities of Pennichuck, Pennichuck East and Pittsfield, each of which is regulated by the NHPUC. For the three months ended June 30, 2002, approximately 82%, 16% and 2% of the total utility operating revenues of $4,462,000 were generated by Pennichuck, Pennichuck East and Pittsfield, respectively. The contribution percentage of each utility in 2002 was not materially different from the same quarter last year. The revenue generated by our water utility operations contributed 88% of our total revenue for the three months ended June 30, 2002 compared to 80% for the same period last year, reflecting a decrease in our real estate operations.

      Utility operating revenues for the three months ended June 30, 2002 increased to $4.46 million, a slight increase from the same period in 2001 as shown in the table below broken out by each regulated water utility:

                        June 30, 2002    June 30, 2001      Change
                        -------------    -------------      ------

Pennichuck               $3,642,000       $3,575,000       $ 67,000
Pennichuck East             719,000          764,000        (45,000)
Pittsfield                  101,000          106,000         (5,000)
                         ----------       ----------       --------
      Total              $4,462,000       $4,445,000       $ 17,000
                         ==========       ==========       ========

      The increase in water revenues is a net result of (i) a 14.43% overall rate increase granted to Pennichuck by the NHPUC and (ii) a 2.1% increase in the utilities' customer base over last year, offset by an overall decrease in billed consumption of 10.8% resulting from damper weather conditions experienced during the second quarter of 2002 compared to the same period last year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations -- Three Months Ended June 30, 2002 Compared to Three
                         Months Ended June 30, 2001 (Continued)

      Total utility operating expenses, which include production, distribution system maintenance, administration, depreciation and taxes other than income taxes, were $3.24 million for the three months ended June 30, 2002, an increase of $212,000 or 7%, over the same period last year. The increase in utility operating expenses was primarily due to:

      * $34,000 of additional depreciation expense resulting from additional investment in plant assets during 2001 and 2002,
      * a $149,000 increase in salaries and benefits, reflecting new hires, cost of living adjustments and increased health care premiums,
      * an increase of approximately 40% in our overall business insurance premiums due to the impact of September 11, and
      * a $70,000 increase in management fee allocation to our three utilities,
      * offset by a $74,000 decrease in purification and pumping expenses as a direct result of lower consumption during the second quarter.

      For the three months ended June 30, 2002, the combined pretax operating income of our three water utilities was $1,221,000, a decrease of $195,000, or 14% from the same quarter in 2001, primarily due to the 7% increase in our operating expenses over the same period last year.

Real Estate Operations

      For the three months ended June 30, 2002, revenues from real estate activities were $194,000. The second quarter revenues in 2002 were comprised of (i) approximately $168,000 from the sale of a 50% interest in a 6 acre parcel of land to be used for a future office building site and (ii) $21,000 of net rental income from Southwood's 50% interest in three office buildings located in Merrimack, New Hampshire. During the second quarter of 2001, Southwood realized revenues of $761,000 principally from:

      * $260,000 representing Southwood's 50% share of pretax income from the sale of 12 homes in its Heron Cove residential joint venture,
      * $158,000 from the sale of one lot in Southwood Corporate Park, and
      * $182,000 from Southwood's share of pretax operating profits in four commercial joint ventures.

      Southwood has a 50% interest in three limited liability companies known as HECOP I, HECOP II and HECOP III, each of which owns land and a commercial office building, subject to a mortgage note with a local bank. The mortgage notes, totaling $9.5 million, which are not included in the accompanying Condensed Consolidated Balance Sheets, are each secured by the underlying real property. In addition, Southwood has provided a guarantee on one-half of the total outstanding balance of these notes.

      Operating expenses of $42,000 associated with real estate activities for the second quarter of 2002 are comprised primarily of property taxes and intercompany corporate charges. Last year's real estate expenses of $218,000 included $128,000 of allocated land costs associated with the land sale in Southwood Corporate Park in the second quarter of 2001.

Contract Operations and Other

      Revenues from our contract operations and other activities were $397,000 and $367,000 for the three months ended June 30, 2002 and 2001, respectively, consisting chiefly of fees charged by our Service Corporation under various operations and billing contracts as well as rental income from several tower leases. The $30,000 increase in 2002 revenues over 2001 is a result of a new multi-year operating contract

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations -- Three Months Ended June 30, 2002 Compared to Three
                         Months Ended June 30, 2001 (Continued)

with the Town of Salisbury, Massachusetts, which was entered into in September 2001. Under the terms of that contract, the Service Corporation will operate and maintain that municipality's water system, including all meter reading and billing functions. The Service Corporation earned approximately $103,000 of revenues during the second quarter of 2002 from that contract.

      The following table shows the breakdown of the revenue from Contract Operations and Other for the second quarter of 2002 and 2001:

                        June 30, 2002    June 30, 2001       Change
                        -------------    -------------       ------

Service Corporation       $ 384,000        $ 208,000        $ 176,000
Other                        13,000          159,000         (146,000)
                          ---------        ---------        ---------
Total                     $ 397,000        $ 367,000        $  30,000
                          =========        =========        =========

      Other revenue in the second quarter of 2001 includes approximately $145,000 from timber harvesting activities on raw land owned by Pennichuck Corporation. In 2002, there have been no such timber sales.

      Operating expenses associated with our Contract operations and other activities were $255,000 and $56,000, respectively, for the second quarter of 2002 as compared to $187,000 and $65,000, respectively, for the same period in 2001. The increase in contract operations expenses resulted principally from maintenance and administrative expenses associated with the operations contract with the Town of Salisbury, Massachusetts.

Merger and Other Related Expenses

      For the three months ended June 30, 2002, the Company incurred $1,396,000 in expenses related to the proposed merger with PSC. Those expenses are primarily for legal and investment banking fees and may be broken down as follows:

      Legal fees                        $  310,000
      Investment banking fees            1,054,000
      Other fees                            32,000
                                        ----------
            Total merger costs          $1,396,000
                                        ==========

      The Company is expected to pay no more than $2.6 million in investment banking fees to its financial adviser. The first installment of approximately $1.0 million was paid in May 2002 and the remaining balance is payable upon the completion of the merger. If the merger is ultimately consummated, the Company estimates that $1.22 million of certain merger-related costs incurred in the second quarter of 2002 would not be deductible for federal or state income tax purposes. In the event the merger is terminated under certain conditions as set forth in the merger agreement, the Company could be required to pay PSC a termination fee of $2.5 million.


Results of Operations -- Six Months Ended June 30, 2002 Compared to Six
                         Months Ended June 30, 2001

      For the six months ended June 30, 2002, the Company's consolidated net loss was $79,000, compared to net income of $1,381,000 for the same period in 2001. On a per share basis, basic loss per share was $.03 for the six months ended June 30, 2002, representing a $.61 per share decrease from the same period last year. The $1.46 million decrease in net income was principally due to the merger expenses incurred in the first six months of 2002 as discussed earlier.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations -- Six Months Ended June 30, 2002 Compared to Six
                         Months Ended June 30, 2001 (Continued)

      Excluding the effect of the merger expenses, consolidated net income would have been approximately $1.34 million, or $ 0.57 per share for the six months ended June 30, 2002. Year-to-date consolidated revenues in 2002 were $11.92 million, an increase of $1,935,000, or 19%, from last year. As discussed below, this revenue growth occurred primarily in the Company's real estate segment due to the sale of land in Southwood Corporate Park in the first quarter of this year.

Water Utility Operations

      Utility operating revenues for the six months ended June 30, 2002 increased to $8.41 million, or 4%, from the same period in 2001 as shown in the table below broken out by each of our regulated water utilities:

                        June 30, 2002    June 30, 2001       Change
                        -------------    -------------       ------

Pennichuck               $6,880,000       $6,488,000        $392,000
Pennichuck East           1,332,000        1,369,000         (37,000)
Pittsfield                  202,000          201,000           1,000
                         ----------       ----------        --------
      Total              $8,414,000       $8,058,000        $356,000
                         ==========       ==========        ========

      For the six months ended June 30, 2002, 77%, 20% and 3% of the combined utilities' operating income was provided by Pennichuck, Pennichuck East and Pittsfield, respectively, which was not a material change from 2001.

      The increase in overall water revenues was derived primarily from our core system, Pennichuck. Although year-to-date billed consumption within the core system declined 5.7% from the same period last year, that adverse impact was partially offset by the positive effect of the rate increase implemented by Pennichuck in March 2002. Accordingly, the billed revenue of Pennichuck's core system for the first six months of 2002 increased 7.4% over the same period last year. Additionally, water revenues reflect a 2.1% increase in the combined utilities' customer base from June 30, 2001 to June 30, 2002.

      For the six months ended June 30, 2002, utility operating expenses increased by $456,000, or 8%, to $6,400,000. That increase is primarily comprised of :

      * Approximately $90,000 of additional depreciation expense recognized by our three utilities for the first half of 2002 as a result of their additional investment in plant assets during 2001 and 2002,
      * $48,000 increase in Pennichuck's production and distribution maintenance costs, the result of more sludge removed and our focus on curb-side box repair this year,
      * $212,000 increase in corporate insurance expenses, salary and related employee benefit costs,
      * $87,000 increase in the Company's pension costs due to increased payroll levels and declining investment returns on pension plan assets,
      * Offset by approximately $77,000 for lower pumping, power and purification expenses associated with the decreased water consumption discussed earlier.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations -- Six Months Ended June 30, 2002 Compared to Six
                         Months Ended June 30, 2001 (Continued)

Real Estate Operations

      For the six months ended June 30, 2002, revenues from Southwood's real estate activities were $2,772,000 compared to $1,338,000 for the same period last year. This increase in revenue was primarily due to the sale of the remaining 40 acres in Southwood Corporate Park to one of Southwood's joint venture partners in January of this year. The net sales price of $2.43 million was offset by approximately $1.66 million of remaining infrastructure costs which are included in "Operating Expenses - Real estate operations" in the accompanying Condensed Consolidated Statements of Income.

      For the six months ended June 30, 2001, revenues from real estate operations totaled $1,338,000 principally as a result of the following activity:

      * $305,000 from the sale of 14 homes in Southwood's Heron Cove joint venture,
      *     $424,000 from the sale of two lots in Southwood Corporate Park,
      *     $155,000 from the sale of a land parcel to HECOP III, and
      * $230,000 as Southwood's share of profits in its four commercial joint ventures.

      Operating expenses associated with our real estate activities for the first six months of 2001 totaled $400,000, comprised chiefly of the allocated infrastructure costs charged against the two land sales in Southwood Corporate Park in 2001.

Contract Operations and Other

      Revenues from contract and other operating activities totaled $732,000 for the six months ended June 30, 2002 and relate to contract operations and other services performed by the Service Corporation. The $145,000 increase over last year includes (i) additional contract work of $211,000 billed by the Service Corporation under the operating contract with the Town of Salisbury, Massachusetts which began in October 2001, (ii) additional contract revenues of $32,000 from 18 new operating contracts for non-transient, community water systems and (iii) $54,000 from additional Watertight revenues. Last year's other revenues, however, included approximately $145,000 of timber harvesting revenues on land owned by the Company. No timber harvesting activities were undertaken during the first half of 2002.

      The following table shows the breakdown of the revenue from Contract Operations and Other for the first six months of 2002 and 2001:

                              June 30, 2002    June 30, 2001       Change
                              -------------    -------------       ------

Service Corporation             $707,000         $415,000         $ 292,000
Other                             25,000          172,000          (147,000)
                                --------         --------         ---------
      Total                     $732,000         $587,000         $ 145,000
                                ========         ========         =========

      Operating expenses associated with our contract operations and other activities were $544,000 and $61,000, respectively, for the first six months of 2002 compared to $362,000 and $74,000, respectively, for the same period in 2001. Operating expenses for our contract operations increased $182,000 compared to the prior year principally from additional maintenance expenses of $175,000 relating to the Town of Salisbury contract. Other contract operations incurred approximately the same level of expenses during the first six months of 2002 compared with the same period last year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Financial Condition

      For the first six months ended June 30, 2002, the Company's cash and cash equivalents decreased by $681,000 to $2.59 million, which is currently held in short-term money market investments. This cash is expected to be used for funding our capital investment program during 2002 and any operating cash flow deficiencies. The Company also maintains a revolving line of credit agreement with a local bank. This line of credit agreement allows the Company and its subsidiaries to borrow up to $2.5 million at interest rates tied to the bank's cost of funds or LIBOR, whichever is lower. At December 31, 2001 and June 30, 2002, there were no outstanding borrowings under this line of credit agreement. The Company believes its operating cash flow for the second half of 2002, together with available short-term investments, will be sufficient to fund the remaining 2002 capital expenditure program, cash dividends and required principal payments.

      The major changes in our financial position from December 31, 2001 to June 30, 2002 were:

      * a decrease in retained earnings from $13,545,000 at the end of 2001 to $12,534,000 at June 30, 2002 reflecting the Company's net loss of $79,000 for the first half of 2002 and payment of common dividends totaling $932,000 during the same period,
      * an increase of $313,000 in unbilled revenues during the first half of 2002, reflecting the higher consumption during the second quarter of 2002 over the fourth quarter of 2001,
      * a decrease in deferred land costs of $1.6 million reflecting the write-off of the remaining basis of 40 acres in Southwood Corporate Park for the land sale which occurred in the first quarter of 2002,
      * a decrease of $693,000 in accounts payable resulting from the payment of $322,000 for a source development charge and $255,000 for outstanding amounts due on various capital projects, and
      * an increase of $236,000 in Notes receivable to $1,062,000 at June 30, 2002 representing amounts loaned by Southwood to an unrelated third party to fund the development and construction of a five unit residential development. These notes are secured by a mortgage and are due within the next twelve months.

Security Issues

      Since the September 11th events last year, water utilities have been advised to increase security at key facilities in order to avoid contamination of water supplies and other disruptions of service. We have implemented a number of steps to address this concern. Although we have not experienced any material increase in costs relating to new security measures, we are unable to predict what, if any, additional measures will need to be implemented and what such measures may cost. There is no guarantee that the NHPUC will authorize recovery of any or all of these costs.

Forward Looking Information

      This report, including management's discussion and analysis, contains certain forward looking statements regarding the Company's results of operations and financial position. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward looking statements. These forward looking statements are based on current information and expectations, and are subject to factors and uncertainties that could cause the Company's actual results to differ materially from those expressed or implied by such forward looking statements. Such statements address the following subjects, among others: timeliness and extent of water utility rate increase, if any; future operating results in the water utility and real estate sectors; earning growth and expectations; corporate spending and liquidity; and the proposed merger with PSC. The following factors, among others, could cause actual

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Forward Looking Information (Continued)

results to differ materially from those described in the forward looking statements: with respect to regulated water utility rate relief, risk associated with the timing and amount of rate increases as well as general regulatory lag in realizing changes; with respect to water utility operations, the impact of weather, such as the amount of rainfall and temperature; with respect to real estate development, continued generally beneficial economic conditions in the local and national economy; with respect to corporate spending and liquidity, any enhanced security measures required to be implemented as a result of September 11th concerns and expenses related to the proposed merger with PSC; and with respect to the merger with PSC, the satisfaction of all of the conditions to closing including, among other things, shareholder approval and NHPUC approval.


PART I. FINANCIAL INFORMATION

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company has entered into two interest rate swap agreements at a fixed rate of 6.5% in order to mitigate interest rate risks associated with its floating-rate loans. The agreements provide for the exchange of fixed interest rate payments for floating interest rate payment obligations on notional amounts of principal totaling $6,000,000. The Company has designated these interest rate swaps as a cash flow hedge against the variable future cash flows associated with the interest payments due on $6,000,000 of notes. As of June 30, 2002, the Company has recorded a liability of $370,000 in "Other liabilities and deferred credits" associated with these swap agreements with the offsetting amount in "Accumulated Other Comprehensive Income" in the accompanying Condensed Consolidated Balance Sheets.

      The fair market value of the Company's interest rate swaps represents the estimated unrealized loss to terminate these agreements based upon current interest rates.


PART II. OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Disclosure concerning the Company's annual meeting of shareholders held on May 3, 2002, was provided in Part II, Item 4 of the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2002.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits filed herewith:

            Exhibit 2.1 Agreement and Plan of Merger dated as of April 29, 2002 by and between Pennichuck and PSC incorporated by reference to Exhibit 99.1 to Pennichuck Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2002).

            Exhibit 3.1 Restated Articles of Incorporation of Pennichuck Corporation (Filed as Exhibit 3.1 to the Company's 1990 Form 10-K Report and incorporated herein by reference)

            Exhibit 3.2 Articles of Amendment to the Articles of Incorporation of Pennichuck Corporation (Filed as
                          Exhibit 3.2 to the Company's 1994 Form 10-KSB Report and incorporated herein by reference)

            Exhibit 3.3 Amended and Restated Bylaws of Pennichuck Corporation (Filed as Exhibit 3.3 to the Company's 2001 second quarter Form 10-Q Report and incorporated herein by reference)

            Exhibit 3.4 Articles of Amendment to the Articles of Incorporation of Pennichuck Corporation (Filed as
                          Exhibit 3.4 to the Company's 1999 second quarter Form 10-QSB Report and incorporated herein by reference)

            Exhibit 3.5 Articles of Amendment to the Articles of Incorporation of Pennichuck Corporation (Filed as
                          Exhibit 3.5 to the Company's 2000 second quarter Form 10-QSB Report and incorporated herein by reference)

            Exhibit 3.6 Certificate of Designation of Series A Junior Participating Preferred Stock of Pennichuck Corporation (Filed as Exhibit 3.6 to the Company's 2000 second quarter Form 10-QSB Report and incorporated herein by reference)

            Exhibit 4.1 Rights Agreement dated as of April 20, 2000 by and between Pennichuck Corporation and Fleet National Bank as Rights Agent (incorporated by reference to Exhibit 3.2 to Pennichuck Corporation's Registration Statement on Form 8-A12G filed with the Securities and Exchange Commission on April 21, 2000).

            Exhibit 4.2 Amendment to Rights Agreement dated October 10, 2001 by and between Pennichuck Corporation and Fleet National Bank (incorporated by reference to
                          Exhibit 4.1 to Pennichuck Corporation's
                          Registration Statement on Form 8-A12G/A filed with the Securities and Exchange Commission on April 30, 2002).

            Exhibit 4.3 Second Amendment to Rights Agreement dated January 14, 2002 by and between Pennichuck Corporation and EquiServe Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to Pennichuck Corporation's Registration Statement on Form 8-A12G/A filed with the Securities and Exchange Commission on April 30, 2002).

            Exhibit 4.4 Agreement of Substitution and Amendment of Common Shares Rights Agreement dated January 15, 2002 by and between the Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.3 to Pennichuck Corporation's Registration Statement on Form 8-A12G/A filed with the Securities and Exchange Commission on April 30, 2002).

            Exhibit 4.5 Amendment to Rights Agreement dated April 29, 2002 by and between Pennichuck Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 99.2 to Pennichuck Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2002).

            Exhibit 99.1 Statement(s) under Section 906 of the Sarbanes - Oxley Act of 2002 furnished by Maurice L. Arel, Chief Executive Officer, and Charles J. Staab, Vice President, Treasurer and Principal Financial Officer.

      (b) The following report on Form 8-K was filed during the second quarter of 2002:

            Form 8-K Filed on April 29, 2002 with respect to the Agreement and Plan of Merger dated as of April 29, 2002 by and between Pennichuck Corporation and PSC together with the Amendment to Rights Agreement dated April 29, 2002 by and between Pennichuck Corporation and American Stock Transfer & Trust Company.


                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Pennichuck Corporation
                                       (Registrant)

Date: August 14, 2002                  /s/ Maurice L. Arel
      ---------------                  ------------------------------------
                                       Maurice L. Arel, President and
                                       Principal Executive Officer


Date: August 14, 2002                  /s/ Charles J. Staab
      ---------------                  ------------------------------------
                                       Charles J. Staab, Vice President,
                                       Treasurer and Principal Financial
                                       Officer