Form 10-Q
period 2002-09-30
PENNICHUCK CORP
filed 2002-11-12
CIK 788885

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2002

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

Common Stock, $1 Par Value-2,391,439 shares as of November 1, 2002

                                    INDEX

                   PENNICHUCK CORPORATION AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION                                    PAGE NUMBER
-------------------------------                                    -----------

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets--
          September 30, 2002 and December 31, 2001                        3

          Condensed Consolidated Statements of Income--
          Three and nine months ended September 30, 2002 and 2001         4

          Condensed Consolidated Statements of Cash Flows--
          Nine months ended September 30, 2002 and 2001                   5

          Notes to Condensed Consolidated Financial Statements--
          September 30, 2002                                              6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 9 - 17

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     17

Item 4.   Controls and Procedures                                        17

PART II.  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings                                  Not Applicable
Item 2.   Changes in Securities and Use of Proceeds          Not Applicable
Item 3.   Defaults upon Senior Securities                    Not Applicable
Item 4.   Submission of Matters to a Vote
          of Security Holders                                Not Applicable
Item 5.   Other Information                                  Not Applicable
Item 6.   Exhibits and Reports on Form 8-K                               18

SIGNATURES                                                               20
----------

SECTION 302 CERTIFICATIONS                                               21
--------------------------

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  September 30,
                                                      2002          December 31,
                                                   (Unaudited)          2001
                                                  -------------     ------------
                                                          (In thousands)

ASSETS
  Property, Plant and Equipment, at cost             $101,910         $98,647
  Construction work in progress                           348             260
                                                     --------         -------
                                                      102,258          98,907
  Less accumulated depreciation                       (26,753)        (24,947)
                                                     --------         -------
                                                       75,505          73,960
Current Assets
  Cash                                                  3,113           3,272
  Restricted cash                                         151             151
  Accounts receivable, net                              1,681           1,246
  Unbilled revenue                                      1,969           1,349
  Notes receivable                                        528             100
  Refundable income taxes                                  --             125
  Inventory                                               395             365
  Prepaid expenses and other current assets               135             480
                                                     --------         -------
                                                        7,972           7,088
Other Assets
  Deferred land costs                                     790           2,391
  Deferred charges and other assets                     3,741           3,676
  Notes receivable                                         --             726
                                                     --------         -------
                                                        4,531           6,793

TOTAL ASSETS                                         $ 88,008         $87,841
                                                     ========         =======

STOCKHOLDERS' EQUITY AND LIABILITIES
Stockholders' Equity
  Common stock-par value $1 per share                $  2,393         $ 2,389
  Paid in capital                                      15,170          15,098
  Retained earnings                                    13,366          13,545
  Accumulated Other Comprehensive Income                 (546)           (308)
  Less treasury stock, at cost                           (144)           (129)
                                                     --------         -------
                                                       30,239          30,595

Long Term Debt, less current portion                   27,082          27,072

Current Liabilities
  Current portion of long term debt                       354             348
  Accounts payable                                        408           1,373
  Accrued interest payable                                294             368
  Other accrued expenses                                2,479           1,467
                                                     --------         -------
                                                        3,535           3,556
Deferred Credits and Other Reserves
  Contributions in aid of construction                 17,263          17,251
  Deferred income taxes                                 6,234           6,166
  Other liabilities and deferred credits                3,655           3,201
                                                     --------         -------
TOTAL STOCKHOLDERS' EQUITY & LIABILITIES             $ 88,008         $87,841
                                                     ========         =======

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                   Quarter Ended               Nine Months Ended
                                                    September 30                  September 30
                                             ------------------------      ------------------------
                                                2002           2001           2002           2001
                                                ----           ----           ----           ----
                                                     (In thousands, except per share amounts
                                                      and weighted average number of shares)

Revenues
  Water utility operations                   $   5,900      $   5,083      $  14,314      $  13,141
  Real estate operations                           267            316          3,039          1,654
  Contract operations and other                    370            255          1,102            842
                                             ---------      ---------      ---------      ---------
                                                 6,537          5,654         18,455         15,637
Operating expenses
  Water utility operations                       3,100          3,217          9,500          9,161
  Real estate operations                            38            148          1,820            548
  Contract operations and other                    489            167          1,094            603
                                             ---------      ---------      ---------      ---------
                                                 3,627          3,532         12,414         10,312

Operating income                                 2,910          2,122          6,041          5,325

  Merger and related expenses                      (95)            --         (1,666)            --
  Other income                                       7             44             84            176
  Interest expense                                (493)          (505)        (1,486)        (1,498)
                                             ---------      ---------      ---------      ---------

Income before income taxes                       2,329          1,661          2,973          4,003

  Provision for income taxes                       952            657          1,675          1,561
                                             ---------      ---------      ---------      ---------

Net income before minority interest              1,377          1,004          1,298          2,442

Minority interest in earnings
 of Westwood Park LLC                               --             (4)            --             53
                                             ---------      ---------      ---------      ---------

Net income                                   $   1,377      $   1,008      $   1,298      $   2,389
                                             =========      =========      =========      =========

Basic earnings per common share:             $     .58      $     .42      $    .54       $    1.01
Diluted earnings per common share:           $     .57      $     .42      $    .54       $    1.01
Weighted average common shares:
  Basic                                      2,391,439      2,383,533      2,390,303      2,379,165
  Diluted                                    2,410,348      2,394,772      2,409,212      2,390,404

Dividends paid per common share              $    .195      $    .188      $    .585      $    .563

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           Nine Months Ended
                                                             September 30
                                                         --------------------
                                                           2002         2001
                                                           ----         ----
                                                             (In thousands)

CASH PROVIDED (USED) BY:

Operating Activities
  Net income (loss)                                      $ 1,298      $ 2,389
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation and amortization                          2,098        1,763
    Deferred land costs allocated to land sale             1,662          292
    Deferred income taxes                                     67           67
    Change in working capital                               (180)        (272)
                                                         -------      -------
                                                           4,945        4,239

Investing Activities:
  Purchase of property, plant and
   equipment and other assets                             (3,813)      (5,175)
  Increase in contributions in aid of construction           400          299
  Decrease (Increase) in other                              (285)      1,236
                                                         -------      -------
                                                          (3,698)      (3,640)

Financing Activities:
  Payments on long-term debt                                 (82)        (102)
  Payment of common dividends                             (1,477)      (1,338)
  Proceeds from issuance of debt                              92          402
  Proceeds from dividend reinvestment plan and other          61          211
                                                         -------      -------
                                                          (1,406)        (827)

(DECREASE) IN CASH                                          (159)        (228)

CASH AT BEGINNING OF PERIOD                                3,272        3,732
                                                         -------      -------

CASH AT END OF PERIOD                                    $ 3,113      $ 3,504
                                                         =======      =======

Supplemental Cash Flow Information: Interest paid was $1,520,000 and $1,399,000 for the nine months ended September 30, 2002 and 2001, respectively. Income taxes paid were $309,000 and $692,000 for the nine month periods ended September 30, 2002 and 2001, respectively.

See notes to condensed consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2002

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

NOTE B -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The Balance Sheet amounts shown under the December 31, 2001 column have been derived from the audited financial statements of the Company as contained in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE C - COMMITMENT AND CONTINGENCY

Southwood holds a 50% interest in three limited liability companies known as HECOP I, HECOP II and HECOP III, each of which owns land and a commercial office building, subject to a mortgage note with a local bank. The mortgage notes, totaling $9.5 million, which are not included in the accompanying Condensed Consolidated Balance Sheets, are each secured by the underlying real property. In addition, Southwood has provided a guarantee on one-half of the total outstanding balance of these notes.

NOTE D - NEW ACCOUNTING PRONOUNCEMENTS

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

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2002 (Continued)

NOTE D - NEW ACCOUNTING PRONOUNCEMENTS (Continued)

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

NOTE E - PENDING MERGER PROPOSAL

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

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2002 (Continued)

NOTE E - PENDING MERGER PROPOSAL (Continued)

Under the terms of the agreement, the Company's stockholders will receive a number of shares of PSC common stock based upon the average closing price of PSC common stock for a 20-trading day period ending shortly before the closing of the merger. If the average PSC closing price is greater than $25.00, the Company's stockholders will receive 1.320 shares of PSC common stock for each share of Company common stock. If the average closing price is less than $23.00, the Company's stockholders will receive 1.435 shares of PSC common stock for each share of Company common stock. If the average closing price is not greater than $25.00 and not less than $23.00, the exchange ratio will be equal to $33.00 divided by the average closing price of PSC stock. After the merger, the Company will be a wholly-owned subsidiary of PSC. Total expenses associated with this merger transaction amounted to approximately $95,000 for the third quarter of this year, and $1,666,000 for the first nine months of 2002. Further details of these merger expenses are discussed in Part I. Item 2. of MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

NOTE F - UNFUNDED PENSION OBLIGATION

Since 2000, there has been a marked decline in the equity markets accompanied by lower interest rates in the debt market, resulting in a significant decline in the market value of the assets held in Pennichuck's defined benefit pension plan (the "Plan"). At September 30, 2002, the value of the Plan's assets was approximately $3,090,000 representing a decrease of $146,000 from December 31, 2001, net of Pennichuck's contribution and payments to retirees during the first nine months of September 2002.

As a result of the decline in the equity markets and the impact on Pennichuck's Plan assets, it is possible that the Company could be required to record a minimum liability as prescribed in Statement of Financial Accounting Standards ("SFAS") No. 87, "Employers' Accounting for Pensions" and SFAS 132, "Employers' Disclosures About Pensions and Postretirement Benefits." The liability would be recorded as a reduction in common equity, net of any tax benefit, through a charge to Other Comprehensive Income and would not affect net income for 2002. At present, the Company estimates that the minimum liability could be as high as $500,000 on an after-tax basis. It is reasonably possible that the minimum liability adjustment could increase based on continued declines in market performance and interest rates. However, it is also possible that no adjustment for the minimum liability will be required at December 31, 2002 if (i) there is no further significant decline in the market's performance or interest rates and (ii) Pennichuck makes its required maximum contribution of $286,000 for the Plan year by December 31, 2002. Pennichuck is currently evaluating the extent of its minimum liability to be recorded, if any, and believes it has adequate capital resources to support any required funding.

NOTE G - SUBSEQUENT EVENT

On October 16, 2002, Southwood entered into an amendment to a purchase and sale agreement entered into in June 1999 with a local, unrelated developer for the sale of approximately 66 acres of land in Merrimack, New Hampshire. Under the terms of that agreement, Southwood will sell the property for approximately $1.5 million in exchange for $250,000 in cash at closing and a mortgage note of $1,250,000 secured by a first mortgage on the property. This sale is expected to close in early 2003.

PART I. FINANCIAL INFORMATION
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations -- Three Months Ended September 30, 2002
 Compared to Three Months Ended September 30, 2001

For the three months ended September 30, 2002, the Company's consolidated net income was $1,377,000, or $.58 per share, compared to net income of $1,008,000, or $.42 per share, for the same period in 2001. Net income, excluding expenses related to the proposed merger with Philadelphia Suburban Corporation ("PSC") of $95,000, for the three months ended September 30, 2002 was approximately $1.46 million, or $.61 per share.

Consolidated revenues for the third quarter of 2002 increased to $6.54 million from $5.65 million for the same period in 2001. As discussed in greater detail below, the $883,000 increase in consolidated revenues occurred principally in the Company's water-related businesses reflecting increased water rates in Pennichuck, the Company's core water utility, and additional operating contracts in the Service Corporation.

On March 1, 2002, the New Hampshire Public Utilities Commission ("NHPUC") issued an order in which it granted final approval of an overall 14.43% rate increase for Pennichuck. The approved rate order includes an 8.67% rate increase on bills rendered on or after September 8, 2001 and an additional step adjustment of 5.76% for service rendered on or after March 1, 2002. The combined rate increases represent additional annual revenues of approximately $1.8 million based on comparable consumption levels experienced during the past two years.

During the third quarter of 2002, there were no rate filings made by the Company's regulated utilities.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Results of Operations -- Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001 (Continued)

Water Utility Operations

The Company's water utility operations include the combined activities of Pennichuck, Pennichuck East and Pittsfield, each of which is regulated by the NHPUC. For the three months ended September 30, 2002, approximately 81%, 17% and 2% of the total utility operating revenues of $5,900,000 were generated by Pennichuck, Pennichuck East and Pittsfield, respectively. The contribution percentage of each utility in 2002 was the same from the same quarter last year. The revenue generated by our water utility operations contributed 90% of our total revenue for the three months ended September 30, 2002 compared to 90% for the same period last year.

Utility operating revenues for the three months ended September 30, 2002 increased to $5.90 million, a $817,000 increase from the same period in 2001 as shown in the table below broken out by each regulated water utility:

                     September 30, 2002    September 30, 2001     Change
                     ------------------    ------------------     ------

Pennichuck               $4,770,000            $4,098,000        $672,000
Pennichuck East           1,022,000               874,000         148,000
Pittsfield                  108,000               111,000          (3,000)
                         ----------            ----------        --------
      Total              $5,900,000            $5,083,000        $817,000
                         ==========            ==========        ========

The 16.1% increase in water revenues is a net result of (1) the 14.43% overall rate increase granted to Pennichuck by the NHPUC and (2) a 2.2% increase in the utilities' customer base over last year, offset by a 4.55% decrease in billed consumption resulting from damper weather conditions experienced during the spring and early summer of this year.

Total utility operating expenses, which include production, distribution system maintenance, administration, depreciation and taxes other than income taxes, were $3.1 million for the three months ended September 30, 2002, a decrease of $117,000, or 4%, from the same period last year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Results of Operations -- Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001 (Continued)

The decrease in utility operating expenses was primarily due to:

      * an $89,000 decrease in property taxes reflecting lower statewide property assessments,
      * a decrease of $116,000 in administration expenses resulting from the allocation of additional intercompany charges of $146,000 from the Company's utility business segment to its non-regulated businesses, offset by $30,000 in additional employee benefits, principally health and pension costs and
      * a $48,000 increase in depreciation and amortization due to additional assets.

For the three months ended September 30, 2002, the combined operating income of our three water utilities was $2,800,000, an increase of $934,000 over the same quarter in 2001. This improvement is primarily due to the 14.43% increase in water rates from last year recognized in our core system.

Real Estate Operations

For the three months ended September 30, 2002, revenues from real estate activities were $267,000, or $49,000 less than in the same period last year. The third quarter revenues in 2002 were comprised of (1) approximately $167,000 of net rental income from Southwood's 50% interest in three office buildings located in Merrimack, New Hampshire compared to $50,000 in 2001, and (2) approximately $97,000 in interest and other income earned on certain mortgage notes receivable due from a local developer as explained in the "Liquidity and Financial Condition." Last year's real estate revenues also include $197,000 from a residential joint venture which was closed earlier this year.

Southwood holds a 50% interest in three limited liability companies known as HECOP I, HECOP II and HECOP III, each of which owns land and a commercial office building, subject to a mortgage note with a local bank. The mortgage notes, totaling $9.5 million, which are not included in the accompanying Condensed Consolidated Balance Sheets, are each secured by the underlying real property. In addition, Southwood has provided a guarantee on one-half of the total outstanding balance of these notes.

Real estate operating expenses of $38,000 for the third quarter of 2002 represent a decrease of $110,000 from the same quarter in 2001, principally due to:

      * a $32,000 decrease in property tax and property management expenses as a result of the Southwood Corporate Park land sale which occurred in January 2002,
      *     a $28,000 decrease in allocated intercompany charges and
      * a $15,000 decrease in operating expenses associated with Westwood Park LLC which was not materially active in 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Results of Operations -- Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001 (Continued)

Contract Operations and Other

Revenues from our contract operations and other activities were $358,000 and $12,000, respectively, for the three months ended September 30, 2002, consisting mainly of fees charged by our Service Corporation under various operating contracts as well as rental income from several tower leases. The $142,000 increase in 2002 contract revenues results primarily from a multi-year operating contract with the Town of Salisbury, Massachusetts, which began in October 2001. Under the terms of that contract, the Service Corporation operates and maintains that municipality's water system, including all meter reading and billing functions. Service Corporation earned approximately $111,000 of revenues during the third quarter of 2002 from that contract.

The following table provides a breakdown of revenues from Contract operations and other for the third quarter of 2002 and 2001:

                                2002          2001         Change
                                ----          ----         ------

Service Corporation           $358,000      $216,000      $142,000
Other                           12,000        39,000       (27,000)
                              --------      --------      --------
      Total                   $370,000      $255,000      $115,000
                              ========      ========      ========

Operating expenses associated with our Contract operations and other activities were $453,000 and $36,000, respectively, for the third quarter of 2002 as compared to $142,000 and $25,000, respectively, for the same period in 2001. The increase in contract operations expenses resulted from
(i) additional direct maintenance and administrative expenses of $82,000 associated with the Town of Salisbury contract, and (ii) a third quarter adjustment of $177,000 for additional year-to-date intercompany management fee charges determined to be allocable to the Service Corporation reflecting the increased resources provided by the Company and Pennichuck.

Results of Operations -- Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

For the nine months ended September 30, 2002, the Company's consolidated net income was $1,298,000, compared to net income of $2,389,000 for the same period in 2001. On a per share basis, basic income per share was $.54 for the nine months ended September 30, 2002, a $.47 per share decrease from the same period last year. The decrease in net income was primarily due to expenses related to the proposed merger with PSC incurred during the first nine months of 2002. Excluding the effect of the merger expenses, consolidated net income would have been approximately $2.83 million, or $1.18 per share for the nine months ended September 30, 2002.

Year-to-date consolidated revenues in 2002 were $18.46 million, a 18% increase over last year. As discussed below, this revenue growth occurred primarily as a result the 14.43% overall rate increase granted to Pennichuck in the past twelve months and the sale of land in Southwood Corporate Park which occurred in the first quarter of this year as discussed below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Results of Operations -- Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001 (Continued)

Expenses associated with the pending PSC merger transaction total approximately $1,666,000 for the nine months ended September 30, 2002. Those expenses are broken down as follows:

                                         Quarter ended               Nine months ended
                            -------------------------------------    -----------------
                             3/31/02        6/30/02       9/30/02         9/30/02
                             -------        -------       -------         -------

Legal fees                  $141,000      $  310,000      $78,000       $  529,000
Investment banking fees       32,000       1,054,000           --        1,086,000
Other fees                     2,000          32,000       17,000           51,000
                            --------      ----------      -------       ----------
      Total merger costs    $175,000      $1,396,000      $95,000       $1,666,000
                            ========      ==========      =======       ==========

If the merger is ultimately consummated, the Company is obligated to pay an additional $1.6 million in investment banking fees to its financial adviser. Under current Internal Revenue Code regulations, any such merger-related costs would not be deductible for Federal income tax purposes. In the event the merger is terminated under certain conditions as set forth in the merger agreement, the Company could be required to pay PSC a termination fee of $2.5 million.

Water Utility Operations

Utility operating revenues for the nine months ended September 30, 2002 increased to $14.31 million, or 9%, from the same period in 2001 as shown in the table below broken out by each of our regulated water utilities:

                     September 30, 2002      September 30, 2001       Change
                     ------------------      ------------------       ------

Pennichuck              $11,651,000             $10,587,000         $1,064,000
Pennichuck East           2,354,000               2,243,000            111,000
Pittsfield                  309,000                 311,000             (2,000)
                        -----------             -----------         ----------
      Total             $14,314,000             $13,141,000         $1,173,000
                        ===========             ===========         ==========

For the nine months ended September 30, 2002, 83%, 15% and 2% of the combined utilities' operating income was provided by Pennichuck, Pennichuck East and Pittsfield, respectively, compared to 78%, 20%, and 2%, respectively, for the same period last year.

The increase in overall water revenues resulted primarily within our core system, Pennichuck. Year-to-date billed consumption within the core system, however, declined 6.5% from the same period last year, reflecting the effect of a 35% increase in rainfall during the first half of 2002 over the same period in 2001. That adverse impact was partially offset by the positive effect of an 8.67% rate increase granted to Pennichuck in September 2001 and an additional 5.76% rate increase granted to Pennichuck in March 2002. Accordingly, billed revenue from Pennichuck's core system for the first nine months of 2002 increased 7.3% over the same period last year. Additionally, water revenues reflect a 2.2% increase in the combined utilities' customer base from September 30, 2001 to September 30, 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Results of Operations -- Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001 (Continued)

For the nine months ended September 30, 2002, the combined utility operating expenses increased by $339,000, or 4%. That increase is primarily comprised of :

      * approximately $195,000 of additional depreciation expense recorded by our three utilities reflecting new investment in plant assets during 2001 and 2002,
      * $56,000 increase in liability and other business insurance costs,
      * a $108,000 increase in the Company's pension expense due to increased payroll levels and declining investment returns on pension plan assets,
      * offset by approximately $63,000 in lower power and purification expenses as a result of the decrease in water consumption discussed earlier.

Real Estate Operations

For the nine months ended September 30, 2002, revenues from Southwood's real estate activities were $3,039,000 compared to $1,654,000 for the same period last year. This increase in revenue was primarily due to the sale of the remaining 40 acres in Southwood Corporate Park to one of Southwood's joint venture partners in January of this year. The net sales price of $2.43 million was offset by approximately $1.66 million of remaining infrastructure costs which are included in "Operating Expenses - Real estate operations" in the accompanying Condensed Consolidated Statements of Income. Other real estate revenues in 2002 include approximately $291,000 from Southwood's 50% ownership interest in HECOP I, II and III and $168,000 from the sale of land in the first quarter of 2002 for the future development of HECOP IV.

For the nine months ended September 30, 2001, revenues from real estate operations totaled $1,654,000 comprised chiefly of:

      * $524,000 from Southwood's share of pretax profit from its residential joint venture, Heron Cove,
      * $422,000 from the sale of two land parcels in Southwood Corporate Park, and
      * $119,000 from Southwood's share of pretax income in commercial joint ventures, principally its 50% ownership in HECOP I, II and III.

During 2002, real estate expenses, excluding allocated infrastructure costs of $1.66 million, were approximately $158,000 consisting of $31,000 for property taxes and $64,000 for intercompany charges.

Contract Operations and Other

Revenues from contract and other operating activities totaled $1,102,000 for the nine months ended September 30, 2002. The following table provides a breakdown of those revenues for the first nine months of 2002 and 2001:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Results of Operations -- Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001 (Continued)

                        September 30, 2002      September 30, 2001       Change
                        ------------------      ------------------       ------

Service Corporation        $1,065,000               $631,000           $ 434,000
Other                          37,000                211,000            (174,000)
                           ----------               --------           ---------
      Total                $1,102,000               $842,000           $ 260,000
                           ==========               ========           =========

The $434,000 increase in Service Company's revenue over last year includes
(1) additional contract work of $322,000 billed by the Service Corporation under the operating contract with the Town of Salisbury, Massachusetts which began in October 2001, (2) additional contract revenues of approximately $40,000 from 14 new operating contracts for non-transient, community water systems and (3) $72,000 from additional Watertight revenues.

Other revenues in 2001 included approximately $145,000 from timber harvesting activities on forested land owned by the Company. No timber harvesting activities were undertaken during 2002.

Operating expenses associated with our contract operations and other activities were $998,000 and $96,000, respectively, for the first nine months of 2002 compared to $503,000 and $100,000, respectively, for the same period in 2001. Operating expenses relating to our contract operations increased $495,000 compared to the prior year principally from (1) additional expenses of $259,000 relating to the Town of Salisbury contract,
(2) $36,000 in increased Watertight related expenses and (3) an increase of $181,000 in intercompany charges due to the increase in Company resources utilized for the operation and development of the Service Corporation's various activities.

Liquidity and Financial Condition

For the nine months ended September 30, 2002, the Company's cash and cash equivalents decreased by $159,000 to $3.11 million, which is currently invested in short-term money market funds. This cash is expected to be used for partially funding our capital investment program during 2002 and 2003 as well to fund any operating cash flow deficiencies. The Company also maintains a revolving line of credit agreement ("credit agreement") with a local bank. This credit agreement allows the Company and its subsidiaries to borrow up to $2.5 million at interest rates tied to the bank's cost of funds or LIBOR, whichever is lower. At December 31, 2001 and September 30, 2002, there were no outstanding borrowings under this credit agreement. The Company believes its operating cash flow for the rest of 2002, together with available short-term investments, will be sufficient to fund the remaining routine 2002 capital expenditures, cash dividends, required principal payments and any additional merger-related costs that may occur.

There were several significant changes in our financial position from December 31, 2001 to September 30, 2002, principally in certain asset accounts of the Company and its subsidiaries. The Company experienced a net increase in current assets of $884,000 comprised chiefly of :

      * an aggregate increase of $1,055,000 in Accounts receivable and Unbilled revenue at September 30, 2002 reflecting the higher consumption and an increase in water rates during the third quarter of 2002 over the fourth quarter of 2001, as discussed earlier,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Liquidity and Financial Condition (Continued)

      * a decrease of $345,000 in prepaid expenses due to the amortization of prepaid property taxes at December 31, 2001 and
      * an net increase of $428,000 in notes receivable, representing amounts due from a local developer as further discussed below and previously classified under Other Assets at December 31, 2001.

Other major changes in the Company's consolidated balance sheet from December 31, 2001 to September 30, 2002 include (i) a decrease in deferred land costs of $1.6 million reflecting the write-off of the remaining basis of 40 acres in Southwood Corporate Park for the land sale which occurred in the first quarter of 2002, (ii) a decrease of $965,000 in accounts payable resulting from the payment of $322,000 for a source development charge and payments of $255,000 for outstanding amounts due on various capital projects and (iii) an increase in other accrued expenses of $1,012,000, principally for additional Federal and state income taxes payable resulting from the non-deductibility of certain merger-related expenses in the event that the proposed merger with PSC is ultimately consummated.

The aforementioned notes receivable balance at September 30, 2002 of $528,000 represents the remaining amounts due from a local unaffiliated developer for the acquisition of land and the construction of five homes in a residential development. During the third quarter of 2002, two homes had been sold to third parties resulting in a repayment of $555,000 of principal on the development and construction loans. The notes carry an annual interest rate of 10.5% and mature in April 2003. The loans are secured by a first mortgage interest in the land and houses.

At December 31, 2001, the $100,000 note receivable balance included under Current Assets related to an amount due from a local developer from the sale of a residential land parcel in October 2001 that was repaid in August 2002.

Critical Accounting Policies

The Company has identified the accounting policies below as those policies critical to the business operations and the understanding of the results of operations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Changes in the estimates or other judgments included within these accounting policies could result in significant changes to the financial statements. Our critical accounting policies are as follows:

The use of regulatory assets and liabilities as permitted by Statement of Financial Accounting Standards No. 71 ("SFAS 71"), "Accounting for the Effects of Certain Types of Regulation" stipulates generally accepted accounting principles for companies whose rates are established by or are subject to approval by an independent third-party regulator. In accordance with SFAS No. 71, we defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the rate-making process in the period different from when the costs and credits were incurred. These deferred amounts, both assets and liabilities, are then recognized in the income statement in the same period that they are reflected in rates charged to our water utilities' customers. In the event that our assessment as to the probability of the inclusion in the rate-making process is disallowed, the associated regulatory asset or liability would be adjusted to reflect the change in our assessment or change in regulatory approval.

Accrued unbilled revenue - We read our residential customer meters generally on a quarterly basis and record our revenue based on our meter reading results. Unbilled revenues from the last meter-reading date to the end of the accounting period are estimated based on historical usage patterns and the effective tariff rates. The estimate of the unbilled revenue is a management estimate utilizing certain sets of assumptions and conditions. Actual results could differ from those estimates.

Security Issues

Since the September 11th events of last year, water utilities have been advised to increase security at key facilities in order to avoid contamination of water supplies and other disruptions of service. We have implemented a number of steps to address these concerns. Although we have not experienced any material increase in costs relating to new security measures, we are unable to predict what, if any, additional measures will need to be implemented and what such measures may cost. There is no guarantee that the NHPUC will authorize recovery of any or all of these costs.

Forward Looking Information

This report, including management's discussion and analysis, contains certain forward looking statements regarding the Company's results of operations and financial position. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward looking statements. These forward looking statements are based on current information and expectations, and are subject to factors and uncertainties that could cause the Company's actual results to differ materially from those expressed or implied by such forward looking statements. Such statements address the following subjects, among others: timeliness and extent of water utility rate increase, if any; future operating results in the water utility and real estate sectors; earnings growth and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Forward Looking Information (continued)

expectations; corporate spending and liquidity; and the proposed merger with PSC. The following factors, among others, could cause actual results to differ materially from those described in the forward looking statements: with respect to regulated water utility rate relief, risk associated with the timing and amount of rate increases as well as general regulatory lag in realizing changes; with respect to water utility operations, the impact of weather, such as the amount of rainfall and temperature; with respect to real estate development, continued generally beneficial economic conditions in the local and national economy; with respect to corporate spending and liquidity, any enhanced security measures required to be implemented as a result of September 11th concerns and expenses related to the proposed merger with PSC; and with respect to the merger with PSC, the satisfaction of all of the conditions to closing including, among other things, shareholder approval and NHPUC approval.


PART I.  FINANCIAL INFORMATION
Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has entered into two interest rate swap agreements at a fixed rate of 6.5% in order to mitigate interest rate risks associated with its floating-rate loans. The agreements provide for the exchange of fixed interest rate payments for floating interest rate payment obligations on notional amounts of principal totaling $6,000,000. The Company has designated these interest rate swaps as a cash flow hedge against the variable future cash flows associated with the interest payments due on $6,000,000 of notes. As of September 30, 2002, the Company has recorded a liability of $546,000 in "Other liabilities and deferred credits" associated with these swap agreements with the offsetting amount in "Accumulated Other Comprehensive Income" in the accompanying Condensed Consolidated Balance Sheets.

The fair market value of the Company's interest rate swaps represents the estimated unrealized loss to terminate these agreements based upon current interest rates.


PART I.  FINANCIAL INFORMATION
Item 4:  CONTROLS AND PROCEDURES

The Company has established a system of controls and procedures designed to ensure that the information required to be disclosed in our periodic reports and communications with shareholders and the investor marketplace is recorded, processed, summarized and reported on a timely basis. The Company's Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining the Company's disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, whether financial or non-financial, is made known to responsible personnel within the Company during the period in which the Company's financial statements and periodic disclosure reports are being prepared. These officers have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing of this quarterly report. This evaluation consisted of a review of the underlying procedures presently in place, conversations and communications with responsible line officers of material business segments and an analysis of any concerns raised about the effectiveness of our controls and procedures to make certain that the information necessary to make adequate judgments as to appropriate disclosures concerning the Company is available to management.

Based on their recent evaluation, these officers have disclosed to the Company's auditors and to the Audit Committee of the Board of Directors that there are no significant deficiencies in the design or operation of the Company's internal controls which could adversely affect the Company's ability to record, process, summarize and report reliable financial data and to prepare fair and accurate disclosure reports. Further, these officers did not identify any material weaknesses in the internal controls for our auditors or Audit Committee of the Board of Directors, nor have they identified any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

Finally, there have not been any significant changes in our internal controls and procedures or in other factors that could significantly affect such internal controls since the date of the most recent evaluation by these senior officers and no corrective actions with regard to any significant deficiencies or material weaknesses have been taken.


PART II. OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits filed herewith:

            Exhibit 2.1 Agreement and Plan of Merger dated as of April 29, 2002 by and between Pennichuck and PSC (incorporated by reference to Exhibit 99.1 to Pennichuck Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2002).

            Exhibit 3.1 Restated Articles of Incorporation of Pennichuck Corporation (Filed as Exhibit 3.1 to the Company's 1990 Form 10-K Report and incorporated herein by reference)

            Exhibit 3.2 Articles of Amendment to the Articles of Incorporation of Pennichuck Corporation (Filed as Exhibit 3.2 to the Company's 1994 Form 10-KSB Report and incorporated herein by reference)

            Exhibit 3.3 Amended and Restated Bylaws of Pennichuck Corporation (Filed as Exhibit 3.3 to the Company's 2001 second quarter Form 10-Q Report and incorporated herein by reference)

            Exhibit 3.4 Articles of Amendment to the Articles of Incorporation of Pennichuck Corporation (Filed as Exhibit 3.4 to the Company's 1999 second quarter Form 10-QSB Report and incorporated herein by reference)

            Exhibit 3.5 Articles of Amendment to the Articles of Incorporation of Pennichuck Corporation (Filed as Exhibit 3.5 to the Company's 2000 second quarter Form 10-QSB Report and incorporated herein by reference)

PART II. OTHER INFORMATION
Item 6.  EXHIBITS AND REPORTS ON FORM 8-K  (Continued)

      Exhibits filed herewith (continued):

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

PART II. OTHER INFORMATION
Item 6.  EXHIBITS AND REPORTS ON FORM 8-K (Continued)

Exhibits filed herewith (continued):

The following report on Form 8-K was filed during the third quarter of 2002:

None.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Pennichuck Corporation
                                            (Registrant)


Date: November 12, 2002                /s/ Maurice L. Arel
      -----------------                ------------------------------------
                                       Maurice L. Arel, President and
                                       Principal Executive Officer


Date: November 12, 2002                /s/ Charles J. Staab
      -----------------                ------------------------------------
                                       Charles J. Staab, Vice President,
                                       Treasurer and Principal Financial
                                       Officer

                 SECTION 302 CERTIFICATION OF THE PRESIDENT
                       AND PRINCIPAL EXECUTIVE OFFICER

I, Maurice L. Arel, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Pennichuck
      Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                 SECTION 302 CERTIFICATION OF THE PRESIDENT
                 AND PRINCIPAL EXECUTIVE OFFICER (Continued)

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002


/s/ Maurice L. Arel
----------------------------------
President and Principal Executive Officer


              SECTION 302 CERTIFICATION OF THE VICE PRESIDENT,
                  TREASURER AND PRINCIPAL FINANCIAL OFFICER

I, Charles J. Staab, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Pennichuck
      Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              SECTION 302 CERTIFICATION OF THE VICE PRESIDENT,
            TREASURER AND PRINCIPAL FINANCIAL OFFICER (Continued)

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002


/s/ Charles J. Staab
----------------------------------
Vice President, Treasurer and
Principal Financial Officer