Form 10-K
period 2002-12-31
PENNICHUCK CORP
filed 2003-03-31
CIK 788885

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For The Fiscal Year Ended December 31, 2002

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

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the last sales price on June 28, 2002 of the registrant's Common Stock as reported on the Nasdaq National Market System was $63,748,323. For purposes of this calculation, the "affiliates" of the Registrant include its directors and executive officers. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

      The number of shares of the Registrant's Common Stock, $1 par value, outstanding as of March 31, 2003 was 2,391,439.

                     DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report is incorporated by reference to the registrant's definitive proxy statement for the 2003 annual meeting of the registrant's shareholders to be filed with the Commission; or, will be filed by amendment to this report.

TABLE OF CONTENTS

PART I:

                                                                    Page

Item 1.     BUSINESS                                                  3

Item 2.     PROPERTIES                                                9

Item 3.     LEGAL PROCEEDINGS                                        11

Item 4.     SUBMISSION OF MATTERS TO A VOTE
            OF SECURITY HOLDERS                                      12

PART II:

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS                              13

Item 6.     SELECTED FINANCIAL DATA                                  14

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS            14

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
            MARKET RISK                                              28

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA              29

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE                   55

PART III:

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT       57

Item 11.    EXECUTIVE COMPENSATION                                   57

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS    57

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           58

Item 14.    CONTROLS AND PROCEDURES                                  58

PART IV:

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
            AND REPORTS ON FORM 8-K                                  59

PART I:

Item 1. BUSINESS

Overview

      Pennichuck Corporation (the "Company") is a holding company based in Nashua, New Hampshire. Its principal operating subsidiaries are engaged primarily in the collection, storage, treatment, distribution and sale of potable water throughout southern and central New Hampshire. These subsidiary corporations - Pennichuck Water Works, Inc. ("Pennichuck"), Pennichuck East Utility, Inc. ("Pennichuck East") and Pittsfield Aqueduct Company, Inc. ("Pittsfield"), are each engaged in business as a regulated public utility, subject to the jurisdiction of the New Hampshire Public Utilities Commission (the "NHPUC"). They collectively serve approximately 28,800 residential and commercial and industrial customers. The Company was formed in 1983 following the reorganization of Pennichuck Water Works, which was first established in 1852, into a dedicated water utility. At the same time several tracts of land, formerly held for watershed protection purposes, were transferred to The Southwood Corporation ("Southwood"). Southwood is involved in the development of commercial and residential real estate. The Company also conducts non-regulated, water-related management services and contract operations through another subsidiary, Pennichuck Water Service Corporation (the "Service Corporation").

Our Water Business

      Pennichuck is franchised by the NHPUC to gather and distribute water in the City of Nashua, New Hampshire and in portions of the towns of Amherst, Bedford, Derry, Epping, Hollis, Merrimack, Milford and Plaistow, New Hampshire. Pennichuck has transmission mains which directly interconnect its core system in Nashua with the surrounding towns of Amherst, Hudson, Merrimack and Milford. Its core system, which services nearly 21,900 customers, accounts for 95% of Pennichuck's revenues. Its franchises in the remaining towns consist of stand-alone satellite water systems serving over 1,900 customers. Pennichuck has no competition in its core franchise area. Currently, approximately 24% of its water revenues are derived from commercial and industrial customers and approximately 55% from residential customers, with the balance being derived from fire protection and other billings to municipalities, principally the City of Nashua and the towns of Amherst, Merrimack and Milford. Pennichuck's annual water revenues were approximately $14.74 million for calendar year 2002.

      Pennichuck East was organized in 1998 to acquire certain water utility assets from the Town of Hudson, New Hampshire ("Hudson"), following its acquisition of those assets from an investor-owned water utility which previously served Hudson and surrounding communities. Pennichuck East is franchised to gather and distribute water in the New Hampshire towns of Litchfield, Pelham, Windham, Londonderry, Derry, Raymond and Hooksett, which are areas adjacent to the service franchise served by Pennichuck. Pennichuck East has no competition in its core franchise area. The water utility assets owned by Pennichuck East consist principally of water transmission and distribution mains, hydrants, wells, pump stations and pumping equipment, water services and meters, easements and certain tracts of land. Pennichuck East serves approximately 4,300 customers and annual water revenues were approximately $3.09 million for calendar year 2002.

      Pittsfield was acquired by the Company in 1998 and serves approximately 640 customers in and around Pittsfield, New Hampshire with annual water revenues of approximately $390,000. Pittsfield has no competition in its franchise area.

Regulation

      The Company's water utilities are regulated by the NHPUC with respect to their water rates, financings and provision of service. New Hampshire law provides that utilities are entitled to charge rates which permit them to earn a reasonable return on the cost of the property employed in serving its customers, less accrued depreciation, contributed capital and deferred income taxes ("Rate Base"). The cost of capital permanently employed by a utility in its utility business marks the minimum rate of return which a utility is lawfully entitled to earn on its Rate Base. Pennichuck's water rates that were in effect during 2002 were based on a March 2002 NHPUC order in which Pennichuck was granted an overall permanent rate increase of 14.43% based on an overall rate of return of 8.58% and an approved rate base of approximately $43.1 million. Pennichuck East is authorized an overall rate of return of 8.37% on an approved rate base of approximately $7.5 million. Pittsfield is authorized an overall rate of return of approximately 10% on an approved rate base of approximately $1.6 million.

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

      Pennichuck's filtration plant in Nashua is impacted by the Interim Enhanced Surface Water Treatment Rule ("IESWTR") which establishes a new turbidity standard of 0.3 NTU. Pennichuck is in the process of evaluating alternatives to meet the new IESWTR turbidity standard and it expects to determine what modifications will be required to its filtration plant by the end of 2003.

      Two of Pennichuck's small community water systems have wells that produce water with arsenic levels in excess of the new standard of 10 ppb. It will be necessary for Pennichuck to install arsenic treatment systems at these locations. Pennichuck's and Pennichuck East's remaining community water systems have wells that produce water meeting the new arsenic standard.

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

      The NHDES has mandated water quality standards for non-transient, non-community water systems ("NTNCWS") - defined as public facilities such as schools, apartment and office buildings accommodating more than 25 persons and served by a community well. There are an estimated 600 such NTNCWS in New Hampshire which will require the services of a certified water operator, such as the Service Corporation, in order to meet the mandates of the NHDES. Accordingly, the Service Corporation is actively pursuing new contracts under which it would serve as a certified water operator and provide various water-related monitoring, maintenance, testing and compliance reporting services for these systems in New Hampshire. During 2002, the Service Corporation provided such services pursuant to 52 operating contracts.

      Southwood, the Company's real estate subsidiary, was organized for the purpose of owning, developing, selling and managing approximately 1,088 acres of undeveloped land in Nashua and Merrimack, New Hampshire formerly owned by Pennichuck Water Works for watershed protection purposes.

      Since 1988, Southwood has been involved in the planning and development of Southwood Corporate Park, a 65-acre commercially zoned land parcel located in Nashua, New Hampshire. From 1988 through 2001, Southwood sold four lots totaling 25 acres in the Corporate Park. In January 2002, Southwood sold the remaining 40 acres to a regional real estate developer (the "Developer") under the terms of an option agreement between Southwood and the Developer. Under that 1995 agreement, the Developer paid to Southwood an option fee each year equal to the annual carrying costs associated with that land.

      In September 1997, Southwood and the Developer formed Westwood Park LLC ("Westwood") to develop a 404-acre tract of land in northwest Nashua zoned for park-industrial use. Southwood conveyed the land to Westwood in exchange for a 60% interest in Westwood. Since 1997, Westwood has sold four parcels totaling approximately 364 acres to third parties, leaving a balance of approximately 40 acres which are restricted in use for future groundwater supplies.

      Southwood holds a 50% ownership interest in HECOP I, LLC, HECOP II, LLC and HECOP III, LLC, which are limited liability corporations formed to construct and own a 39,000 square foot, a 42,000 square foot and a 66,000 square foot office building, respectively, located in Merrimack, New Hampshire. As of December 31, 2002, approximately 121,000 square feet had been leased to third parties under long-term lease agreements. Southwood also holds a 50% ownership interest in HECOP IV, LLC formed in May 2002. As of December 31, 2002, HECOP IV's principal asset was approximately 9.1 acres of raw land available for future commercial development.

      In July 1998, Southwood entered into a joint venture known as Heron Cove at Bowers Pond LLC ("Heron Cove") for the development of an 87 unit, single-family community located in Merrimack, New Hampshire. Under the terms of the joint venture agreement, Southwood conveyed the related land parcel to Heron Cove in exchange for a non-interest bearing note secured by a second mortgage on the real estate conveyed. Southwood holds a 50% ownership interest in this joint venture. As of December 31, 2001, all 87 units had been constructed and sold to third parties and this LLC was closed out in 2002.

Financial Information About Industry Segments

      The business segment data of the Company and its subsidiaries for the latest three years is presented in "Note 12 - Business Segment Information" in the accompanying Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K Report.

Employees

      The Company, through its principal subsidiary Pennichuck, employs 81 permanent, full-time employees and officers. Of these, there are 44 management and clerical employees who are non-union. The remaining employees are members of the United Steelworkers Union. The current union contract, which was re-negotiated in February 2002, expires in February 2007. In the opinion of management, employee relations are satisfactory.


RISK FACTORS

Risks Related to the Company's Business

The City of Nashua's use of power of eminent domain to acquire certain of the water utility assets of the Company may result in material, adverse consequences to the Company and its shareholders.

      The Company is involved in ongoing proceedings with the City of Nashua regarding the City's desire to acquire all or a portion of the Company's water utility assets. The City has determined to pursue such acquisition pursuant to its power of eminent domain. Separately, several other communities whose residents are served by one or more of the Company's subsidiaries have expressed interest in forming a regional water authority for the purposes of acquiring and operating a substantial portion of the Company's water related assets. The acquisition of Company assets by eminent domain would be highly uncertain and likely involve protracted proceedings before the New Hampshire Public Utilities Commission ("NHPUC"). The Company's shareholders are not required to ratify or approve any such forced sale of assets, or the price thereof, if so approved by the NHPUC. Given the highly integrated nature of the Company's businesses, a forced sale of some or all of the Company's water related assets may result in increased costs and operating inefficiencies borne by the remaining assets of the Company not so acquired. Additionally, the Service Corporation's ability to service its existing contracts as well as pursue additional operating contracts may be impaired. There is no assurance that the City of Nashua or a regional water authority, if any, would be successful in acquiring some or all of the Company's assets by eminent domain, nor in such case is there any assurance as to the price determined by the NHPUC to be paid for those assets.

Risks Related to Water Business

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

Regulatory Lag. The NHPUC generally provides our water utilities with the opportunity to earn a rate of return on our capital invested in property used to serve our customers. However, a delay, known as "regulatory lag," normally occurs between the time capital is invested and the effective date of increased water rates, which reflect that investment.

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

Dam Safety. Pennichuck initiated an engineering study of two of its eight dams in 2002. The two dams being studied, the Supply and Harris Pond dams, were the last ones remaining to be studied to insure that the dams, crucial to the operation of Pennichuck, meet all current dam safety standards. The results of the completed study indicated that certain upgrades to the dams' spillways and earthen embankments were required in order to meet current NHDES and Federal standards. The engineering plans and permitting will be completed by the fall of 2003 and the required construction will be completed in 2004. The estimated cost of the required dam repairs and upgrades is estimated to be about $1.12 million.

      The proposed dam and repair upgrade time frame has been accepted by the NHDES. Pennichuck could face adverse regulatory actions in the event it is unable to remedy the dam deficiencies within this time period.

Threats to Nation's Health and Security. Water utility companies have generally been on a heightened state of alert since the threats to the nation's health and security in the fall of 2001. The EPA recently issued a set of instructions to describe what community water systems must do to comply with the Public Health Security and Bioterrorism Preparedness and Response Act of 2002. The Act requires all community drinking water systems that serve more than 3,300 people to certify and submit assessments to the EPA no later than June 2004. We have taken steps to increase security at our water utility facilities, heightened employee awareness of threats to our water supplies, and added security measures regarding the delivery and handling of certain chemicals used in our business. We are not aware of any specific threats to our water utility businesses or other operations.

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

Dependence on Certain Industrial Customers. Approximately $3.46 million of our operating revenues are derived from commercial and industrial customers. Pennichuck's largest water customer, Anheuser Busch ("AB"), is responsible for about 15.6% of its daily average demand. In the short term, our profitability would be adversely impacted were AB to significantly reduce its water requirements in the future or if our other commercial and industrial customers materially reduce their use of our water.

Pennichuck and AB have entered into a ten-year contract that provides the terms and conditions under which AB receives service from Pennichuck. The contract provides for a supply of up to 2 million gallons per day for the AB plant in Merrimack, New Hampshire. AB pays a cost-of-service based rate that is approximately 52% of the retail volumetric rate. The contract contains a "minimum payment obligation" clause that requires AB to pay, each year, at least 90% of the volumetric charges of the prior year. The contract provides that, should AB opt for early termination, there is a minimum annual charge to AB of 90%, 66.67% and 33.3% in the first, second and third year following the year of notification of early termination, respectively, based on the annual charge in the year of notification. In such case, we would seek the approval of the NHPUC to increase the rates of our remaining customers to recover any lost revenues from the loss of such a major industrial customer. Any increase in our rates and improvement in our profitability from a loss of a major customer could take at least 12 months to realize, an example of regulatory lag. In addition, there can be no assurance that the NHPUC would approve such a rate increase request.

Risks Related to Real Estate Business

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

Building Vacancies. Southwood has a 50% ownership interest in three separate joint ventures owning commercial office buildings located in Merrimack, New Hampshire. Southwood's share of the net operating income from leases associated with those buildings could be adversely impacted by a downturn in the local economy and commercial real estate market.

Item 2. PROPERTIES

Office Buildings

      The Company owns and occupies a three story, 11,616 square foot building located in downtown Nashua, New Hampshire. It also owns a separate building in Nashua which serves as an operations center and storage facility for its construction and maintenance activities. Except as noted in "Note 3 - Debt" in the accompanying Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K Report, there are no mortgages or encumbrances on our properties.

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

      3. A water intake plant and pumping facility located on the Merrimack River in Merrimack, New Hampshire. Pennichuck has a permit from the Army Corps of Engineers to withdrawal up to 30 million gallons per day of water from the Merrimack River at this intake. The existing pumps are capable of providing up to 16.2 million gallons per day supplemental water supply source provides an additional source of water during dry summer periods and will provide a long-term supply for Pennichuck's service area.

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

      The Pittsfield Aqueduct Company owns the land surrounding Berry Pond and it treats the water from this Pond through a .5 mgd water filtration plant located in Pittsfield, New Hampshire. Berry Pond serves as the sole source of supply for Pittsfield.

Water Distribution Facilities

      The distribution facilities of the Company's regulated water companies consist of, among other assets, the following:


                    Pennichuck    Pennichuck East    Pittsfield
                    ----------    ---------------    ----------

Transmission &
 Distribution
Mains (in miles)       406               114             13
Services            23,348             4,475            640
Meters              24,212             4,136            667
Hydrants             2,264               383             70

Land Held for Future Development

      Following Pennichuck Water Works' reorganization in 1984 into a holding company structure, the Company transferred 402 acres of previously designated watershed protection land to Pennichuck and approximately 1,088 acres of buffer and alternate use land were transferred to Southwood. Since 1984, Southwood has sold or transferred approximately 836 acres of land to third parties or to participating joint ventures.

      Based on vegetation, topographical, wetland and hydrological studies, the Company and Southwood have designated their remaining 592 acres into buffer (non-developable) and alternate use (developable) designations, resulting in an approximate breakout of 283 and 309 acres, respectively. Of the approximately 309 acres of alternate use land, 36 acres are located primarily in the northwestern section of city of Nashua, New Hampshire and 273 acres are located in the western and southerly portions of the town of Merrimack, New Hampshire. The following table summarizes the currently approved zoning for alternate use land at December 31, 2002:


                                Nashua, NH    Merrimack,    NH Total
                                ----------    ----------    --------

Residential                         36            168         204
Industrial                          --            105         105
Total Alternate Use Acreage         36            273         309


      In January 2003, Southwood sold a 66.8 acre tract of undeveloped land located in Merrimack, New Hampshire to a third party. The remainder of the Company's and Southwood's landholdings in Nashua and Merrimack are classified under "Current Use" status, resulting in an assessment that is based on the property's actual use and not its highest or best use.


Item 3. LEGAL PROCEEDINGS

Pending Regulatory Investigation
--------------------------------

      The Company has been informed by the Securities and Exchange Commission and the New Hampshire Bureau of Securities Regulation that it is the subject of related investigations by each agency. The Company understands that those investigations relate to various real estate development joint ventures, and include a real estate transaction between one of those joint ventures and Maurice L. Arel, the Company's President, and the Company's previous public disclosure regarding that transaction. The Company's board of directors has retained legal counsel to conduct an independent review of such matters, under the direction of the Company's Audit Committee, and has instructed the Company and counsel to cooperate fully with both investigations. The independent review is ongoing with the cooperation of all executive officers.

      Note A to the Company's 1998 financial statements, which were included in the Company's annual report to shareholders and incorporated into its Annual Report on Form 10-KSB for that year, disclosed that an executive officer had purchased a home in 1998 from a joint venture between a Pennichuck subsidiary and an unaffiliated real estate developer. Note A stated that the terms of the home purchase "were the same as the terms which would be given to any independent third-party purchaser." Mr. Arel is the executive referenced in that disclosure. The Audit Committee has obtained information indicating that Mr. Arel's 1998 home purchase in fact was not on terms that would have been available then to any independent third-party purchaser. The Audit Committee is continuing to investigate the matter to determine, among other things, the financial impact of the transaction on the Company, the value of any benefits received by Mr. Arel in that transaction, the circumstances surrounding the preparation of the disclosure in Note A to the 1998 financial statements, and what, if any, action the Company should take against Mr. Arel or others.

      Although the Company is cooperating fully with the regulatory investigations, the SEC and the New Hampshire Bureau of Securities Regulation, upon the completion of their respective investigations, could seek to impose fines, penalties or other sanctions upon the Company.

Eminent Domain Proceeding
-------------------------

      The Company has been involved in ongoing proceedings with the City of Nashua regarding the City's desire to acquire all or a portion of the Company's water utility assets. By letters dated March 25, 2003, each of the Company's water utility subsidiaries informed the City of Nashua that it would not voluntarily sell its plant and property to the City and that it believed such a sale would not be in the interest of the Company's customers, its employees or its shareholders. By letter dated March 26, 2003, the City indicated its intent to pursue acquisition of all or a portion of the Company's water utility assets before the NHPUC pursuant to its power of eminent domain.

Other Proceedings
-----------------

      The Company and its subsidiaries are not otherwise involved in any material litigation or other proceedings which, in management's opinion, would have an adverse effect on the business, the consolidated financial condition or the operating results of the Company and its subsidiaries.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of the fiscal year covered by this Report, no matters were submitted to a vote of security holders.

PART II:

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock is quoted on the Nasdaq National Market System ("NMS") under the symbol "PNNW." On December 31, 2002, there were approximately 700 holders of record of the 2,391,439 shares of the Company's Common Stock outstanding.

      The following table sets forth the comparative market prices per share of the Company's Common Stock based on the high and low closing sales prices as reported on the Nasdaq NMS during the applicable periods and the dividends declared by the Company during those periods. All stock information has been adjusted to reflect the four-for-three stock split effected December 3, 2001.


                                      Dividends
Period             High      Low       Declared
------             ----      ---      ---------

2002:
Fourth Quarter    $29.58    $27.10     $.195

Third Quarter      28.34     23.65      .223 (1)

Second Quarter     31.54     24.55      .195

First Quarter      26.44     24.21      .195

2001:
Fourth Quarter    $26.81    $19.19     $ .19

Third Quarter      24.17     20.85       .19

Second Quarter     25.61     19.02       .19

First Quarter      21.76     18.51       .19

2000:
Fourth Quarter    $21.38    $17.81     $ .19

Third Quarter      21.00     18.00       .18

Second Quarter     22.69     16.50       .18

First Quarter      24.75     15.66       .18

--------------------
<F1>  Includes a special one-time dividend of $.033 per share.

      Certain bond and note agreements involving the Company's subsidiary, Pennichuck Water Works, Inc. ("Pennichuck"), require, among other things, restrictions on the payment or declaration of dividends by Pennichuck to the Company. Under Pennichuck's most restrictive covenant, approximately $4.15 million of its retained earnings was unrestricted for payment or declaration of common dividends to the Company at December 31, 2002.

Item 6. SELECTED FINANCIAL DATA


                                                      2002       2001       2000       1999       1998
                                                      ----       ----       ----       ----       ----

Operating revenues
 (in $000's)                                         $23,422    $22,754    $23,671    $17,809    $17,395
Net income (in $000's)                               $ 2,341    $ 3,612    $ 3,683    $ 2,616    $ 2,106
Earnings per share - basic                           $   .98    $  1.52    $  1.56    $  1.12    $  1.21
Cash dividends declared per share of common stock    $  .813    $  0.76    $  0.73    $  0.69    $  0.59
Total assets (in $000's)                             $90,982    $87,630    $82,880    $75,581    $70,838

Long-term debt (in $000's)                           $27,214    $27,420    $27,237    $28,266    $28,185


      Prior year per share amounts have been restated to reflect the three-for-two stock split in September 1998 and the four-for-three stock split in December 2001.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

      Pennichuck Corporation (the "Company") has five wholly-owned subsidiaries. Pennichuck Water Works, Inc. ("Pennichuck"), Pennichuck East Utility, Inc. ("Pennichuck East") and Pittsfield Aqueduct Company, Inc. ("Pittsfield") are involved in water supply and distribution in cities and towns throughout southern and central New Hampshire. These water subsidiaries are regulated by the New Hampshire Public Utilities Commission ("NHPUC") and, as such, they must obtain approval to increase their water rates to recover increases in operating expenses and to obtain the opportunity to earn a return on rate base investments. Pennichuck Water Service Corporation (the "Service Corporation") is involved in non-regulated, water-related services and contract operations and The Southwood Corporation ("Southwood") owns, manages, develops, and sells real estate, principally through real estate joint ventures.

      As you read Management's Discussion and Analysis, please refer to the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements and Selected Financial Data contained in this Report.

Forward Looking Information

      This report, including management's discussion and analysis, contains certain forward looking statements regarding the Company's results of operations and financial position. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward looking statements. These forward looking statements are based on current information and expectations available to management at the time the statements are made, and are subject to factors and uncertainties that could cause the Company's actual results to differ materially from those expressed or implied by such forward looking statements. Such statements address the following subjects, among others: likely commencement of eminent domain proceedings before the NHPUC to acquire all or a portion of the Company's water utility assets, and impact thereof on the Company's consolidated business operations and planning; timeliness and extent of water utility rate increases, if any; future operating results in the water utility and real estate sectors; and, corporate spending and liquidity. The following factors, among others, could cause actual results to differ materially from those described in the forward looking statements: with respect to eminent domain proceedings, the timeframe in which proceedings occur, and the results thereof; with respect to regulated water utility rate relief, the timing and amount of rate increases as well as general regulatory lag in realizing changes; with respect to water utility operations, the impact of weather, such as the amount of rainfall and temperature; with respect to real estate development, the impact of overall economic conditions in the local and national economy; with respect to corporate spending and liquidity, changes in capital requirements that may affect the Company's level of capital expenditures and any enhanced security measures that may be required to be implemented by water utility companies.

Terminated Merger With Philadelphia Suburban Corporation

      On April 29, 2002, the Company entered into a definitive agreement with Philadelphia Suburban Corporation ("PSC") to merge into a wholly-owned subsidiary of PSC with shareholders of the Company receiving shares of PSC in the merger. Total expenses associated with the pending PSC merger transaction were approximately $1,946,000 for the twelve months ended December 31, 2002. Those expenses are broken down as follows:


      Legal fees                 $  759,000
      Investment banking fees     1,086,000
      Other fees                    101,000
                                 ----------
        Total merger costs       $1,946,000
                                 ==========

      As discussed in Note 9 - Commitments and Contingencies in the accompanying Notes to the Consolidated Financial Statements, the Company and PSC mutually decided to terminate the merger agreement on February 4, 2003 following a January 14, 2003 referendum by the City of Nashua. The referendum authorized the City of Nashua to pursue the acquisition, by an eminent domain proceeding or otherwise, of all or a portion of the Company's water works systems serving the residents of Nashua and other communities in which the Company's three regulated utilities operate.

      Under current Internal Revenue Code regulations, certain merger-related costs would not have been deductible for Federal income tax purposes if the merger had been ultimately consummated. Accordingly, throughout the first three quarters of 2002, the Company calculated its tax provision based on the assumption that these merger-related expenses would not be deductible for tax purposes either currently or in the future. However, as a result of the subsequent termination of the merger agreement, these merger-related costs are deductible for tax purposes. The Company's 2002 tax provision reflects the tax benefit resulting from the change in treatment of these costs.

Results of Operations

      In this section, we discuss our 2002, 2001 and 2000 results of operations and the factors affecting them. Our consolidated revenues tend to be significantly affected by weather conditions experienced throughout the year and by sales of major real estate parcels which may occur from time to time (see disclosure of operative Risk Factors contained elsewhere in this report). Water revenues are typically at their lowest point during the first and fourth quarters of the calendar year. However, water revenues in the second and third quarters tend to be greater because of increased water consumption for non-essential usage by our customers during the late spring and summer months.

Results of Operations - 2002 Compared to 2001
---------------------------------------------

      For the year ended December 31, 2002, the Company's consolidated net income was $2.34 million, compared to net income of $3.61 million in 2001, a decrease of 35%. On a per share basis, basic income per share was $.98 for the twelve months ended December 31, 2002, a $.54 per share decrease from last year. The decrease in consolidated net income was principally due to the transaction expenses incurred during 2002 relating to the proposed merger with PSC which was subsequently terminated in February 2003. Excluding the effect of those merger expenses, consolidated net income for 2002 was $3.53 million, or $1.48 per share.

      Consolidated revenues in 2002 were $23.42 million, a 3% increase over last year. As discussed below, increased revenues resulted primarily in the Company's regulated water and contract operations businesses offset by decreased revenues from land sales in 2002.

Water Utility Operations
------------------------

      Utility operating revenues for 2002 increased to $18.83 million, or 8%, from 2001. For 2002, approximately 82%, 16% and 2% of our total utility operating revenues were generated by Pennichuck, Pennichuck East and Pittsfield, respectively, which was not materially different than in 2001 as shown in the following table:


                            2002           2001          Change
                            ----           ----          ------

      Pennichuck         $15,344,000    $14,102,000    $ 1,242,000
      Pennichuck East      3,097,000      2,895,000        202,000
      Pittsfield             388,000        415,000        (27,000)
                         -----------------------------------------
        Total            $18,829,000    $17,412,000    $ 1,417,000
                         =========================================

      The $1.24 million increase in Pennichuck's revenues from 2001 to 2002 is principally due to the positive effect of an 8.67% rate increase granted to Pennichuck in September 2001 and an additional 5.76% rate increase granted to Pennichuck in March 2002. The annualized effect of those two rate increases was estimated to be approximately $1.8 million. However, the positive effect of those rate increases in 2002 was partially offset by a 4.6% decline in billed consumption within the core system from 2001. Through the first nine months of 2002, rainfall in the region in which the utilities operate was 16.2% greater than in the same period of 2001 thus contributing to the overall decline in consumption for the year. In addition to the core system rate increases, water revenues reflect a 2.1% growth (approximately 600 customers) in the combined utilities' customer base from December 31, 2001 to December 31, 2002.

      During 2002, there were no new rate filings made by the Company's three regulated water utilities and no such rate proceedings are pending with the NHPUC.

      The operating expenses of our water utility business include such categories as:

      *    water treatment and purification,
      *    pumping and other distribution system functions,
      *    general and administrative functions,
      *    depreciation on existing operating assets, and
      * taxes other than income taxes (principally payroll and property taxes)

      Our utilities' operating expenses increased by $377,000, or 3%, to $12.8 million for the year ended December 31, 2002. The primary reasons for the increased utility operating costs from 2001 to 2002 were:

      * $196,000 of additional depreciation expense reflecting new investment in plant assets during 2002 and 2001 totaling $5.12 and $6.02 million for each year, respectively, net of contributions in aid of construction;
      * an increase of approximately $106,000 in local property taxes reflecting higher assessed values on utility property;
      * a $128,000 increase in pension expense as a result of declining investment returns on pension plan assets and increased payroll costs;
      * a $74,000 increase, or 38%, in property and liability premiums paid, consistent with recent changes in the insurance market;
      * offset by approximately $36,000 in lower power and purification expenses as a result of the decrease in consumption discussed earlier and $65,000 in additional capitalized overhead on new plant placed in service during 2002.

      The utilities' combined operating income (operating revenues less operating expenses) for the year ended December 31, 2002 increased to $6.04 million, or 21%, over 2001, resulting in an operating margin of 32% in 2002 compared to an operating margin of 29% in 2001.

Real Estate Operations

      For the year ended December 31, 2002, operating income from real estate activities conducted by Southwood was $1.34 million compared to $3.24 million in 2001. The following table summarizes the major sales and other transactions that occurred in 2002 and 2001 which are discussed further in this section.


                                                                       Year ended December 31,

      Revenues:                                                       2002                2001
                                                                      ----                ----
      Land sales:
      Southwood Corporate Park                                     $2,427,000           $  422,000
      HECOP IV                                                        168,000
      HECOP III                                                                            155,000
      Westwood Park LLC                                                    --            2,000,000
      Other                                                                --              100,000
                                                                   -------------------------------
                                                                    2,595,000            2,677,000

      Equity interest in partnerships                                 314,000            1,313,000
      Other                                                           179,000              167,000
                                                                   -------------------------------
        Total Revenues                                              3,088,000            4,157,000

      Expenses:
      Allocated infrastructure costs associated with land sales     1,662,000              396,000
      Other expenses                                                   88,000              516,000
                                                                   -------------------------------

        Total Expenses                                              1,750,000              912,000

      Operating Income (1)                                         $1,338,000           $3,245,000
                                                                   ===============================

--------------------
<F1>  Included in operating income for 2001 is the 40% minority interest share, or approximately $800,000, relating to the sale of land by Westwood Park LLC

For 2002, real estate revenues included the following:

      * Net cash proceeds of $2.43 million from the sale of the remaining 40 acres in Southwood Corporate Park during the first quarter of 2002 to one of Southwood's existing joint venture partners;
      * $314,000 from Southwood's 50% ownership interest in HECOP I, II and III;
      * $168,000 cash from the sale of a one-half interest in a 9.1 acre tract of land to a local developer who also holds an ownership interest in HECOP I, II and III for the creation of HECOP IV, LLC; and
      * $91,000 of interest income earned on outstanding notes receivable due from a local developer.

      In connection with the HECOP I, II, III, and IV LLC's, Southwood holds a 50% ownership interest in each of those limited liability companies
(LLC's). Revenues recorded by Southwood during 2002 and 2001 represent its 50% share of the net operating income resulting from the leasing activities of HECOP's I, II and III. Each of those three LLC's owns land and a commercial office building, all of which are subject to a mortgage note with a local bank. The outstanding mortgage note balances at December 31, 2002 totaled approximately $9.45 million as discussed in Note 4 - Equity Investments in Unconsolidated Companies in the accompanying Notes to the Consolidated Financial Statements. As of December 31, 2002, the principal asset of HECOP
IV was approximately 9.1 acres of land held for future development.

      During 2002, a major tenant occupying one of the buildings owned by an LLC filed for bankruptcy protection. However, the tenant's bank has issued a letter of credit for the benefit of the LLC guaranteeing the tenant's full lease payments over the remaining term of its lease which expires on March 31, 2005. The LLC is actively looking for a new party to occupy the portion of office space (approximately 26,000 square feet) that is no longer utilized by the tenant.

      Revenues from real estate operations during 2001 consisted chiefly of the following :

      * Proceeds of $2 million from the sale of land to the City of Nashua by Westwood Park LLC ("Westwood") in which Southwood has a 60% ownership interest;
      * $524,000 from Southwood's share of pretax profit from its residential joint venture, Heron Cove at Bowers Pond LLC;
      *    $422,000 from the sale of two land parcels in Southwood Corporate
           Park;
      * $155,000 cash from the sale of a one-half interest in a 4 acre tract of land to a local developer who also holds an ownership interest in HECOP I and II for the creation of HECOP III, LLC;
      * $100,000 from the sale of a residential land parcel to a local developer; and
      *    $141,000 from Southwood's 50% ownership in HECOP I, II and III

      Expenses associated with our real estate operations during 2002 increased by $838,000 to $1.75 million for the year ended December 31, 2002. Included in 2002 and 2001 real estate expenses was approximately $1.66 million and $396,000, respectively, of direct infrastructure costs allocable to the Southwood Corporate Park land sales in those years. Excluding allocated infrastructure costs, Southwood's 2002 operating expenses were approximately $89,000 consisting primarily of property taxes and intercompany allocation charges. For 2001, real estate operating expenses were comprised of (i) $47,000 of bad debt expense relating to accrued interest on certain notes receivable, (ii) $108,000 of property taxes and property maintenance expenses associated with Southwood's remaining landholdings, and (iii) $273,000 for allocated intercompany charges.

In January 2003, Southwood sold a 66.8 acre tract of land in Merrimack, New Hampshire to another local developer for approximately $1.5 million. Under the terms of that sale, Southwood received cash of approximately $260,000 and a $1.224 million note, maturing in October 2005. The note carries a floating interest rate of prime plus 1.5% and is secured by a first mortgage on the property. The pretax gain on that sale is approximately $1.48 million.

Contract Operations and Other
-----------------------------

      For the year ended December 31, 2002, operating income from our contract operations was $200,000, an increase of $57,000, or 40% from 2001.

      The following table provides a breakdown of contract operations revenues for 2002 and 2001:


                                2002         2001       Change
                                ----         ----       ------

Service Corporation:
Municipal contracts          $1,011,000    $666,000    $345,000
 Community system
Contracts                       249,000     188,000      61,000
Watertight program              165,000      74,000      91,000
Miscellaneous                    34,000      30,000       4,000
                             ----------    --------    --------
Total Service Corporation    $1,459,000    $958,000    $501,000
                             ==========    ========    ========

      More than half of the $501,000 increase in the Service Company's revenue over 2001 resulted from additional contract fees of $331,000 billed by the Service Corporation under an operating contract with the Town of Salisbury, Massachusetts which began in October 2001 and was in effect during all of 2002. Under the terms of that multi-year contract, the Service Corporation operates and maintains that municipality's water system, including all meter reading and billing functions. The contract provides for annual adjustments to contract fees based on changes in the Consumer Price Index. During 2002, other Service Corporation revenues included (i) $165,000 earned under its Watertight program, which provides maintenance service to residential customers and (ii) contract revenues of approximately $249,000 from 52 operating contracts for non-transient, non-community water systems. At the end of 2001, the Service Corporation had 40 such operating contracts. Under these contracts, the Service Corporation performs various water-related monitoring, maintenance, testing and compliance reporting services for water systems throughout southern and central New Hampshire.

      Other operating revenues not related to contract operations in 2001 totaled $228,000 which included approximately $175,000 from timber harvesting activities on forested land owned by the Company. No timber harvesting activities were undertaken during 2002.

      Expenses associated with our Service Corporation activities were $1,258,000 and $814,000 for 2002 and 2001, respectively, primarily comprised of direct costs for servicing its various operating contracts and allocated intercompany charges. The increased expenses from 2001 to 2002 resulted principally from (i) additional annualized direct expenses of $224,000 relating to the Town of Salisbury contract, (2) $36,000 in increased Watertight program related expenses, (3) an increase of $139,000 in allocated intercompany charges due to additional Company and Pennichuck resources utilized for the operation and development of the Service Corporation's various activities and (4) $39,000 of amortization charges reflecting the write-off of certain deferred charges related to non-transient, non-community water systems.

Results of Operations - 2001 Compared to 2000
---------------------------------------------

      There was a significant shift in the earnings among the Company's core businesses from 2000 to 2001. Although consolidated net income decreased 2% to $3.61 million in 2001 from $3.68 million in 2000, practically all of that decrease resulted from the fact that gains on two major land sales were realized in 2000 by Westwood. The impact of those sales alone on earnings per share was $.56 in 2000. As discussed below, the 2001 earnings from our utility operations, however, increased by $420,000, or $.18 per share over 2000.

Water Utility Operations
------------------------

      On a combined basis, operating income of our three utilities in calendar year 2001 was approximately $5.0 million compared to $4.35 million in 2000.

      Utility operating revenues for 2001 totaled $17.41 million -- a 9% increase from 2000. For 2001, approximately 81%, 17% and 2% of our total utility operating revenues were generated by Pennichuck, Pennichuck East and Pittsfield, respectively, which was not materially different than in 2000.

      The principal reasons for the increase in our 2001 utility revenues were:

      * A $956,000 increase in billed consumption within Pennichuck's core system from 2000 to 2001 resulting from the extended hot and dry weather conditions during 2001 compared to 2000;
      * An 8.52% temporary rate increase granted to Pennichuck effective on September 8, 2001 resulting in approximately $350,000 of additional revenues; and
      * A 20.8% increase in billed consumption within Pennichuck East's system from 2000 to 2001 as a result of the weather conditions noted above.

      In June 2001, Pennichuck filed for a 20.09% rate increase with the NHPUC, representing a request for $2.5 million in additional annual revenues. In connection with that rate filing, the NHPUC approved a temporary rate increase of 8.52% applied on bills rendered on or after September 8, 2001. On March 1, 2002, the NHPUC issued its final order in which it granted final approval of an overall 14.43% revenue increase. The approved rate order includes an 8.67% rate increase on bills rendered on or after September 8, 2001 and an additional step adjustment of 5.76% on service rendered on or after March 1, 2002.

      Combined utility operating expenses increased by $794,000, or 6.8%, to $12.4 million for the year ended December 31, 2001. That increase is attributable to (i) $182,000 of additional depreciation incurred by our three utilities during 2001 reflecting their $6 million net investment in new plant assets during 2001 and (ii) approximately $160,000 for additional administrative costs, primarily health insurance and other employee benefit costs. As a result of the increase in utility revenues, offset partially by the increase in utility expenses, the utilities' combined operating income increased by $654,000 from 2000 to 2001. As a percentage of combined utility revenues, the utilities' operating margin increased from 27.2% in 2000 to 28.7% in 2001.

Real Estate Operations
----------------------

      Operating income from our real estate operations was approximately $3.24 million and $4.63 million for the year ended December 31, 2001 and 2000, respectively. Real estate earnings during 2001 and 2000 were positively impacted by major real estate sales conducted through Westwood. In 2001, Westwood sold a parcel of land to the City of Nashua for $2 million while in 2000, Westwood sold two land parcels having a combined sales price of approximately $5.49 million. Southwood's share of the after-tax gain from these sales was $.30 per share and $.56 per share for calendar years 2001 and 2000, respectively.

      In addition to the revenues generated by Westwood, other real estate revenues during 2001 include:

      * $524,000 as Southwood's share of pretax profit from its residential joint venture known as Heron Cove at Bowers Pond LLC;
      *    $422,000 from the sale of two land parcels in Southwood Corporate
           Park;
      * $100,000 from the sale of a residential land parcel to a local developer; and
      * $141,000 from Southwood's share of pretax income relating to its 50% ownership in three commercial office buildings.

      The operating expenses associated with our real estate operations decreased from $2.36 million in 2000 to $912,000 in 2001. Principally all of that decrease relates to the allocated land and infrastructure development costs associated with the Westwood land sales in 2000 discussed earlier. The operating expenses in 2001 were comprised of (i) $79,000 of property taxes on Southwood's landholdings, (ii) $396,000 of direct infrastructure costs allocable to the Southwood Corporate Park land sales and (iii) $164,000 for allocated intercompany charges.

Contract Operations and Other
-----------------------------

      Revenues from contract operations and other increased $467,000, or 65%, to $1,186,000 in 2001 from the previous year. Of that increase, nearly $296,000 was generated by the Service Corporation as a result of (i) an additional 16 operating contracts signed during 2001 and (ii) a new multi-year operating contract with a Massachusetts' municipality which was entered into in September 2001. The Service Corporation earned nearly $108,000 of revenues during the fourth quarter of 2001 from that contract. Revenues from other operations increased $171,000 to $228,000 in 2001. This increase was primarily attributable to the sale of timber harvested from portions of the Company's undeveloped landholdings. Other revenues also include rental income from several tower leases totaling approximately $50,000 in each of 2001 and 2000.

      The operating expenses associated with our contract operations and other activities increased significantly from $485,000 in 2000 to $881,000 in 2001, principally as a result of:

      * $117,000 in added contract operating costs relating to the acquisition of the new systems discussed above;
      *    $78,000 from an increase in allocated intercompany charges; and
      * a $63,000 increase in costs relating to shareholder and other administrative matters accrued by the Company.

Liquidity and Financial Condition

      Over the past two years, the primary sources of cash needed for normal operating activities, capital projects, debt service and dividend payments were (i) available cash from the Company's short-term investments and (ii) operating cash flow generated from day to day business activities. During previous periods when available cash and operating cash flow were not sufficient, the Company has borrowed funds under a revolving loan facility (the "Loan Agreement") with its bank. The Loan Agreement allows the Company and its subsidiaries to borrow up to $2.5 million at interest rates tied to the bank's cost of funds or LIBOR, whichever is lower. At December 31, 2002 and 2001, the interest rates under the Loan Agreement were 2.28% and 2.84%, respectively. During 2002, 2001 and 2000, there were no borrowings outstanding under this Loan Agreement.

      As disclosed in Note 3 - Debt in the accompanying Notes to the Consolidated Financial Statements, the Company has certain debt instruments that contain annual sinking fund or other required principal payments. The Company believes that it will be able to refinance debt instruments at their maturity through public issuance, or private placement, of debt or equity.

      At December 31, 2002 and 2001, the Company's cash and cash equivalents, primarily short-term investments, totaled approximately $2.44 million and $3.27 million, respectively, which were available to fund any operating cash flow deficiencies and capital expenditures of the Company and its subsidiaries. Throughout 2002 and 2001, excess cash was invested in short-term money market funds and as a result, the Company realized approximately $56,000 in interest income in 2002 and $153,000 in 2001.

      Our capital expenditures in 2002 totaled $5.12 million, net of approximately $3.32 million in the form of contributions in aid of construction from state grants and area developers. Practically all of our capital expenditures in 2002 were for projects relating to our water utility business. In 2002, the more significant projects included:

      * $1.65 million for replacing aging distribution mains in Nashua, New Hampshire;
      * $1.18 million for various distribution main upgrades in Pennichuck's and Pennichuck East's community water systems; and
      * $420,000 for the replacement and installation of new radio read meters which is part of an ongoing replacement program in Pennichuck's and Pennichuck East's service territories.

      The remaining items in the Company's 2002 capital program reflect expenditures for ongoing, routine investment in additional pump stations, services, distribution mains and hydrants, vehicles and sundry system improvements. For 2003, we expect that our total expenditures for capital projects will be approximately $7.84 million, of which $1.34 million is expected to be funded by contributions in aid of construction, state grants and low-interest, state revolving loans. Our cash needs for capital expenditures are expected to be met from a combination of internally-generated funds and short-term investments and if needed, from borrowings under the Company's available line of credit.

      Over the next five years, the Company expects to spend approximately $6 million to $7 million annually for capital expenditures, primarily for utility related projects. Pennichuck expects that its capital investment program will continue to include significant expenditures for replacing aging distribution mains in Nashua and in certain smaller community water systems. In 1999, the City of Nashua (the "City") began a public works program mandated by the United States Environmental Protection Agency ("USEPA") requiring the City to separate its storm water runoff and sewer discharge systems over the next 10 years. Pennichuck will take the opportunity to replace any aged or deteriorating water mains in those sections where the City is performing its sewer separation work. In the past 4 years, Pennichuck has spent approximately $4 million replacing its aged mains and its 2003 capital budget includes approximately $1.1 million for similar work. It is likely that Pennichuck will continue to spend $1 to $2 million annually on replacing its aging infrastructure within Nashua. Historically, these capital costs have been recovered through increased water rates as approved by the NHPUC.

      There were several significant changes in our consolidated financial position from December 31, 2001 to December 31, 2002, principally in certain asset accounts of the Company and its subsidiaries. Those significant changes were:

      * a net decrease of $221,250 in notes receivable, representing cash collected on amounts due from a local developer as further discussed below and previously classified under Other Assets at December 31, 2001;
      * a decrease in deferred land costs of $1.6 million as a result of the write-off of the remaining basis of 40 acres in Southwood Corporate Park in connection with the land sale which occurred in the first quarter of 2002; and a net decrease in Deferred charges and other assets of $620,000 reflecting the Company's transition in its pension plan funding status from a $404,000 prepaid balance at December 31, 2001 to a $615,000 accrued liability at the end of 2002 as discussed below.

      The aforementioned notes receivable balance at December 31, 2002 represents the remaining amounts due from a local developer for the acquisition of land from Southwood and the construction of five homes in a residential development. During 2002, two homes had been sold to third parties resulting in a repayment of $555,000 of principal on the development and construction loans. The notes carry an annual interest rate of 10.5% and mature in April 2003. The loans are secured by a first mortgage interest in the land and houses.

      At December 31, 2001, the $100,000 note receivable balance included under Current Assets related to an amount due from a local developer from the sale of a residential land parcel in October 2001 that was repaid in August 2002.

Additional Minimum Pension Liability
------------------------------------

      The Company maintains a defined benefit pension plan covering substantially all of its employees. The accounting for this plan under FASB 87, "Employer's Accounting for Pensions," requires that the Company use key assumptions when computing the estimated annual pension expense. These assumptions are (i) the long-term return on plan assets, (ii) the discount rate applied to the projected benefit obligation and (iii) the long-term rate of future increases in compensation. These key assumptions are reviewed annually with our actuary and investment advisor and are discussed further in
Note 6 - Benefit Plans - Pension Plan in the accompanying Notes to the Consolidated Financial Statements. Any differences between the assumptions used by the Company and actual results will impact the amount of pension expense the Company recognizes in the future. Future changes resulting from any such differences are expected to be recoverable through rate relief filed by the utilities with the NHPUC.

      At December 31, 2001, the Company had a prepaid pension asset of approximately $404,000, representing the excess of its plan assets over its pension liabilities. The decline in investment returns on pension assets and in the discount rate during 2002 resulted in the Company recording an additional minimum pension liability adjustment of approximately $1.02 million. As a result, the Company has recorded an accrued pension liability of approximately $615,000 at December 31, 2002 and a net charge of approximately $624,000 against Other Comprehensive Income. Future adjustments to Other Comprehensive Income will be affected by changes in realized returns on pension plan assets and changes in discount rates.

Critical Accounting Policies
----------------------------

      The Company has identified the accounting policies below as those policies critical to its business operations and the understanding of the results of operations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Changes in the estimates or other judgments included within these accounting policies could result in significant changes to the financial statements. Our critical accounting policies are as follows:

      Statement of Financial Accounting Standards No. 71 ("SFAS 71"), "Accounting for the Effects of Certain Types of Regulation" stipulates generally accepted accounting principles for companies whose rates are established by or are subject to approval by an independent third-party regulator. In accordance with SFAS No. 71, we defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the rate-making process in a period different from when the costs and credits were incurred. These deferred amounts, both assets and liabilities, are then recognized in the income statement in the same period that they are reflected in rates charged to our water utilities' customers. In the event that future recovery of deferred costs ceases to be probable, the Company would be required to charge these assets against current earnings.

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

Dividend Reinvestment and Common Stock Purchase Plan
----------------------------------------------------

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

Environmental Matters
---------------------

      Our water utility subsidiaries are subject to the water quality regulations set forth by the United States Environmental Protection Agency ("USEPA") and the New Hampshire Department of Environmental Services ("NHDES"). The USEPA is required to periodically set new maximum contaminant levels for certain chemicals as required by the federal Safe Drinking Water Act . The quality of our treated water currently meets or exceeds all standards set by the USEPA and the NHDES. However, increased monitoring and reporting standards have led to additional operating costs for us. Any additional monitoring and testing costs arising from future USEPA and NHDES mandates should eventually be recovered through water rates in our utilities' next rate filings.

      Pennichuck's water treatment plant in Nashua is impacted by the USEPA's Interim Enhanced Surface Water Treatment Rule ("IESWTR") which established a new turbidity standard of 0.3 NTU. Pennichuck is in the process of performing an evaluation of upgrades to its water treatment plant that will insure compliance with the promulgated IESWTR turbidity standard, the Filter Backwash Recycle Rule, The Long Term One Enhanced Surface Water Treatment Rules and the future Long Term Two Enhanced Surface Water Treatment Rule. The evaluation will determine what modifications will be required to Pennichuck's water treatment plant by the end of 2003. Construction of the required modifications to the water treatment plant is expected to begin in late 2004. The expected cost for any modifications required under these standards will not be determinable until completion of the above referenced evaluation.

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

Pending Regulatory Investigation
--------------------------------

      The Company has been informed by the Securities and Exchange Commission and the New Hampshire Bureau of Securities Regulation that it is the subject of related investigations by each agency. The Company understands that those investigations relate to various real estate development joint ventures, and include a real estate transaction between one of those joint ventures and Maurice L. Arel, the Company's President, and the Company's previous public disclosure regarding that transaction. The Company's board of directors has retained legal counsel to conduct an independent review of such matters, under the direction of the Company's Audit Committee, and has instructed the Company and counsel to cooperate fully with both investigations. The independent review is ongoing with the cooperation of all executive officers.

      Note A to the Company's 1998 financial statements, which were included in the Company's annual report to shareholders and incorporated into its Annual Report on Form 10-KSB for that year, disclosed that an executive officer had purchased a home in 1998 from a joint venture between a Pennichuck subsidiary and an unaffiliated real estate developer. Note A stated that the terms of the home purchase "were the same as the terms which would be given to any independent third-party purchaser." Mr. Arel is the executive referenced in that disclosure. The Audit Committee has obtained information indicating that Mr. Arel's 1998 home purchase in fact was not on terms that would have been available then to any independent third-party purchaser. The Audit Committee is continuing to investigate the matter to determine, among other things, the financial impact of the transaction on the Company, the value of any benefits received by Mr. Arel in that transaction, the circumstances surrounding the preparation of the disclosure in Note A to the 1998 financial statements, and what, if any, action the Company should take against Mr. Arel or others.

      Although the Company is cooperating fully with the regulatory investigations, the SEC and the New Hampshire Bureau of Securities Regulation, upon the completion of their respective investigations, could seek to impose fines, penalties or other sanctions upon the Company.

New Accounting Standards

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations "("SFAS No. 143"). This statement requires that the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amounts of the long-lived assets and depreciated over the life of the asset. SFAS No. 143 is effective for all fiscal years beginning after June 15, 2002. The Company does not believe that adoption of SFAS No. 143 will have a material impact on its financial position or results of operations.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although SFAS No. 144 supercedes SFAS No. 121, it retains the fundamental provisions of SFAS No. 121 regarding recognition and measurement of impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. Under SFAS No. 144, asset write-downs from discontinuing a business segment will be treated the same as other assets held for sale. The new standard also broadens the financial statement presentation of discontinued operations to include the disposal of an asset group (rather than a segment of a business). SFAS No. 144 became effective on January 1, 2002 and generally is to be applied prospectively. The adoption of this standard did not impact the Company's financial position or results of operation in 2002. The Company does not expect that the adoption of this Statement will have any significant impact on its financial position and results of operations in the future.

      The FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") that requires entities to record a liability for costs related to exit or disposal activities when the costs are incurred. Previous accounting guidance required the liability to be recorded at the date of commitment to an exit or disposal plan. The Company is required to comply with SFAS 146 beginning January 1, 2003 and it does not expect that the implementation of this standard will have an adverse impact on its financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure- an amendment to FASB Statement No. 123" (SFAS 148) which provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 requires prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation. See Note 7 - Stock
Based Compensation Plans in the accompanying Notes to the Consolidated Financial Statements for further discussion and analysis of SFAS 123.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Information regarding market risk of the Company and its subsidiaries is presented in "Note 3 - Debt" and "Note 5 - Fair Value of Instruments" in the accompanying Notes to the Consolidated Financial Statements included in
Item 8 of this Form 10K report.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of PricewaterhouseCoopers LLP
Independent Public Accountants

To the Board of Directors and Shareholders of Pennichuck Corporation:

      In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, stockholders' equity and other comprehensive income present fairly, in all material respects, the financial position of Pennichuck Corporation and its subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of Pennichuck Corporation as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 15, 2002.



/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts

February 26, 2003

CONSOLIDATED BALANCE SHEETS
PENNICHUCK CORPORATION AND SUBSIDIARIES


                                                                 December 31
                                                             2002            2001
                                                         ----------------------------

ASSETS

Property, Plant and Equipment
  Land                                                   $  1,142,479     $ 1,224,557
  Buildings                                                19,072,791      17,986,453
  Equipment                                                86,220,909      79,435,709
  Construction work in progress                               515,442         260,007
                                                         ------------     -----------
                                                          106,951,621      98,906,726
  Less accumulated depreciation                           (27,279,416)    (24,946,682)
                                                         ------------     -----------
                                                           79,672,205      73,960,044
Current Assets
  Cash and cash equivalents                                 2,443,888       3,272,240
  Restricted cash                                             151,281         151,142
  Accounts receivable, net of reserves of
   $40,465 in 2002 and $83,998 in 2001                      1,339,313       1,245,636
  Unbilled revenue                                          1,513,417       1,349,277
  Notes receivable                                            604,500         100,000
  Refundable income taxes                                     334,034         124,935
  Materials and supplies, at cost                             589,613         364,487
  Prepaid expenses and other current assets                   490,196         479,900
                                                         ------------     -----------
                                                            7,466,242       7,087,617
Other Assets
  Deferred land costs                                         791,499       2,390,576
  Deferred charges and other assets                         2,845,888       3,466,202
  Investment in real estate partnerships                     206,080               --
  Notes receivable                                                --          725,750
                                                           3,843,467        6,582,528
                                                         ------------     -----------

                                                        $ 90,981,914      $87,630,189
                                                         ============     ===========


The accompanying notes are an integral part of these consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES


                                                                 December 31
                                                             2002            2001
                                                         ----------------------------

Stockholders' Equity and Liabilities
Stockholders' Equity
 Common stock - $1 par value - authorized 11,500,000
 shares in 2002 and 2001; 2,393,391 shares issued in
 2002 and 2,389,019 shares in 2001                       $  2,393,391     $ 2,389,019
Additional paid in capital                                 15,169,904      15,098,088
Retained earnings                                          13,941,337      13,544,696
Accumulated other comprehensive income                       (927,233)       (308,216)
                                                         ------------     -----------
                                                           30,577,399      30,723,587
Less cost of 1,952 shares of
 common stock in treasury in 2002
 and 1,385 shares in 2001                                    (143,858)       (128,488)
                                                         ------------     -----------
                                                           30,433,541      30,595,099
Minority Interest                                                  --              --

Preferred stock, no par value, 100,000 shares
 authorized, no shares issued in 2002 and 2001                     --              --

Commitments and Contingencies (Note 9)

Long-term Debt, less current portion                       26,859,795      27,071,798

Current Liabilities
  Current portion of long-term debt                           353,769         348,207
  Accounts payable                                            673,114       1,373,120
  Accrued interest payable                                    370,117         367,757
  Other current liabilities                                 1,533,547       1,467,184
                                                         ------------     -----------
                                                            2,930,547       3,556,268

Deferred Credits and Other Reserves
  Deferred income taxes                                     6,633,604       6,166,117
  Deferred investment tax credits                             999,174       1,032,210
  Regulatory liability                                      1,138,090       1,169,658
  Post-retirement health benefit obligation                   570,419         480,371
  Accrued pension liability                                   614,669              --
  Other liabilities                                           540,720         308,216
                                                         ------------     -----------
                                                           10,496,676       9,156,572
Contributions in Aid of Construction                       20,261,355      17,250,452
                                                         ------------     -----------

                                                         $ 90,981,914     $87,630,189
                                                         ============     ===========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
PENNICHUCK CORPORATION AND SUBSIDIARIES


                                                       Year Ended December 31
                                                2002            2001            2000
                                             -------------------------------------------

Revenues
  Water utility operations                   $18,829,418     $17,411,760     $15,963,540
  Real estate operations                       3,088,007       4,156,556       6,989,006
  Contract operations and other                1,504,131       1,186,022         718,930
                                             -----------     -----------     -----------
                                              23,421,556      22,754,338      23,671,476

Operating Expenses
  Water utility operations                    12,785,306      12,408,777      11,614,329
  Real estate operations                       1,750,402         912,094       2,356,602
  Contract operations and other                1,238,576         881,325         484,625
                                             -----------     -----------     -----------
                                              15,774,284      14,202,196      14,455,556

Operating Income                               7,647,272       8,552,142       9,215,920

Merger and related expenses                   (1,946,192)             --              --
Other income                                      65,244         221,152         183,086
Interest expense                              (1,977,646)     (1,980,926)     (1,991,488)
                                             -----------     -----------     -----------

Income Before Provision for Income Taxes       3,788,678       6,792,368       7,407,518

Provision for Income Taxes                     1,450,301       2,657,420       2,869,993
                                             -----------     -----------     -----------

Net Income Before Minority Interest            2,338,377       4,134,948       4,537,525

Minority Interest in Loss (Earnings) of
 Westwood Park LLC, net of tax                     2,202        (523,244)       (854,864)
                                             -----------     -----------     -----------

NET INCOME                                   $ 2,340,579     $ 3,611,704     $ 3,682,661
                                             ===========     ===========     ===========

Earnings Per Common Share:
  Basic                                      $       .98     $      1.52     $      1.56
  Diluted                                    $       .97     $      1.50     $      1.55

Weighted Average Shares Outstanding:
  Basic                                        2,390,942       2,382,389       2,360,767
  Diluted                                      2,411,781       2,400,088       2,369,272


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
PENNICHUCK CORPORATION AND SUBSIDIARIES


                                                                                                                    Accumulated
                                        Common         Common       Additional                                         Other
                                        Stock-         Stock-        Paid - in       Retained        Treasury      Comprehensive
                                        Shares         Amount         Capital        Earnings         Stock           Income
                                       -----------------------------------------------------------------------------------------

Balances at December 31, 1999          2,347,292     $2,347,292     $14,457,786     $ 9,771,927     $(322,585)       $      --
Net income                                                                            3,682,661
Dividend reinvestment plan                 5,407          5,407         134,490                       142,432
Common dividends
 declared - $.73 per share                                                           (1,701,189)
Exercise of stock options                  6,148          6,148          50,786                       (44,953)
Directors' fees and other deferred
 compensation plan                                                       24,220                        41,211
                                       -----------------------------------------------------------------------------------------

Balances at December 31, 2000          2,358,847      2,358,847      14,667,282      11,753,399      (183,895)              --
Net income                                                                            3,611,704
Dividend reinvestment plan                                              110,450                       141,636
Common dividends
 declared - $.76 per share                                                           (1,812,864)
Exercise of stock options                  8,468          8,468         103,221          (2,117)      (86,229)
Other comprehensive income
 for 2001                                                                                                             (308,216)
Directors' fee and other
 deferred compensation plan               21,704         21,704         217,135          (5,426)
                                       -----------------------------------------------------------------------------------------

Balances at December 31, 2001          2,389,019      2,389,019      15,098,088      13,544,696      (128,488)        (308,216)

Net income                                                                            2,340,579
Dividend reinvestment plan                 1,789          1,789          45,136
Common dividends
 declared - $.813 per share                                                          (1,943,938)
Exercise of stock options                  2,583          2,583          26,680                       (15,370)
Other comprehensive income
 for 2002                                                                                                             (619,017)
                                       -----------------------------------------------------------------------------------------

Balances at December 31, 2002          2,393,391     $2,393,391     $15,169,904     $13,941,337     $(143,858)       $(927,233)
                                       -----------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
PENNICHUCK CORPORATION AND SUBSIDIARIES


                                                   Years Ended December 31
                                              2002            2001           2000
                                           -----------------------------------------

Net income                                 $ 2,340,579     $3,611,704     $3,682,661
Other comprehensive income:
  Additional minimum pension liability
   adjustment                               (1,019,527)            --             --
  Unrealized (loss) on
   derivatives                                (476,114)      (396,478)            --
  Reclassification of net losses
   realized in net income                      243,610         88,262             --
  Income tax benefit relating
   to other comprehensive
   loss                                        633,014             --             --
                                           -----------------------------------------
                                              (619,017)      (308,216)

Comprehensive Income                       $ 1,721,562     $3,303,488     $3,682,661
                                           =========================================


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
PENNICHUCK CORPORATION AND SUBSIDIARIES


                                                            Years Ended December 31
                                                     2002            2001            2000
                                                  -------------------------------------------

Operating Activities:
  Net income                                      $ 2,340,579     $ 3,611,704     $ 3,682,661
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
    Depreciation and amortization                   2,775,889       3,046,962       3,171,766
    Gain on sale of land                             (764,664)
    Amortization of deferred
     investment tax credits                           (33,036)        (33,036)        (33,036)
    Provision for deferred
     income taxes                                     862,701         930,639         944,895
  Changes in assets and liabilities:
    Accounts receivable and
     unbilled revenue                                (257,817)         (1,307)        (84,579)
    Refundable income taxes                          (209,099)        245,199         (98,822)
    Materials and supplies                           (225,126)        (10,485)        (42,290)
    Prepaid expenses                                  (10,296)        (79,004)        322,670
    Deferred charges and
     other assets                                    (139,413)     (1,363,818)       (104,092)
    Accounts payable and
     accrued expenses                                (631,283)        896,621         (79,755)
    Other                                             291,478          28,675           6,079
                                                  -----------     -----------     -----------
Net cash provided by operating activities           3,999,913       7,272,150       7,685,497
Investing Activities:
  Purchases of property, plant & equipment         (5,274,332)     (6,133,919)     (4,423,789)
  Contributions in aid of construction                156,856         116,428         874,720
  (Increase) decrease in restricted cash                 (139)        851,713      (1,001,958)
  Proceeds from sale of land                        2,426,815             ---             ---
  (Increase) decrease in investment in real
   estate partnerships and deferred land
   costs                                             (269,154)        764,103        (322,081)
                                                  -----------     -----------     -----------
Net cash used in investing activities              (2,959,954)     (4,401,675)     (4,873,108)
Financing Activities:
  Payments on long-term debt                         (351,441)       (319,155)     (1,041,816)
  Proceeds from long-term borrowings                  145,000         502,145          12,860
  Net decrease (increase) in notes receivable         221,250        (825,750)            ---
  Minority interest                                       ---      (1,149,673)        854,864
  Proceeds from dividend reinvestment
   plan and other, net                                 60,818         275,428         356,852
  Dividends paid                                   (1,943,938)     (1,812,864)     (1,701,189)
                                                  -----------     -----------     -----------

  Net cash used  in financing activities           (1,868,311)     (3,329,869)     (1,518,429)

Increase (decrease) in cash                          (828,352)       (459,394)      1,293,960
Cash at beginning of year                           3,272,240       3,731,634       2,437,674
                                                  -----------     -----------     -----------

Cash at end of year                               $ 2,443,888     $ 3,272,240     $ 3,731,634
                                                  ===========     ===========     ===========


The accompanying notes are an integral part of these consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The principal accounting policies of Pennichuck Corporation and subsidiaries are as follows:

Basis of Presentation: The consolidated financial statements are presented in accordance with generally accepted accounting principles and include the accounts of Pennichuck Corporation, an investor-owned holding company (the "Company") and its wholly-owned subsidiaries, Pennichuck Water Works, Inc. ("Pennichuck"), Pennichuck East Utility, Inc. ("Pennichuck East"), Pittsfield Aqueduct Company, Inc. ("Pittsfield"), Pennichuck Water Service Corporation (the "Service Corporation") and The Southwood Corporation ("Southwood"). All significant intercompany transactions have been eliminated in consolidation.

Southwood uses the equity method of accounting for its investments in joint ventures in which it does not have a controlling interest. Under this method, Southwood records its proportionate share of pretax earnings or losses which are included under "Revenues-real estate operations" with a corresponding increase or decrease in the carrying value of the investment. The investment is reduced as cash distributions are received from the joint venture. See Note 4 for further discussion of its equity investments.

Nature of Operations: Pennichuck, Pennichuck East and Pittsfield (collectively referred to as the "Company's utility subsidiaries") are engaged principally in the gathering and distribution of potable water to approximately 28,800 customers in southern and central New Hampshire. The Company's utility subsidiaries, which are regulated by the New Hampshire Public Utilities Commission (the "NHPUC"), are subject to the provisions of Statement of Financial Accounting Standard ("SFAS") 71, "Accounting for the Effects of Certain Types of Regulations." The Service Corporation is involved in providing non-regulated, water-related services to over 7,900 customers while Southwood owns, manages and develops real estate.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash in banks, demand deposits and investments in short-term money market funds with initial maturities of three months or less when purchased.

Restricted Cash: Restricted cash consists primarily of funds escrowed by one of Southwood's joint ventures for the payment of certain traffic improvements relating to an industrial park.

Inventory: Inventory is stated at cost using the average cost method.

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant and Equipment: Property, plant and equipment, which principally includes the water utility assets of the Company's utility subsidiaries, is recorded at cost plus an allowance for funds used during construction on major, long-term projects. The provision for depreciation is computed using the straight-line method over the estimated useful lives of the assets including property funded with contributions in aid of construction. The useful lives range from 5 to 84 years and the average composite depreciation rate was 2.69% in 2002, 2.67% in 2001 and 2.71% in 2000. Depreciation expense in 2002, 2001 and 2000 was $2,730,486,
$2,489,910 and $2,307,533, respectively. The components of Property, Plant and Equipment at December 31, 2002 and 2001 are as follows:


                                             2002            2001         Useful Lives
                                             ----            ----         ------------

Utility Property:
Land                                     $  1,082,861     $ 1,164,939             -
Source of supply                           18,659,486      18,390,544       34 - 75
Pumping and purification                    9,060,123       8,047,584       15 - 35
Transmission and distribution              53,749,501      48,623,225       40 - 84
General, including services, meters,
 hydrants and other equipment              22,609,793      21,163,862        7 - 75
Construction work in progress                 515,442         260,007
                                         ------------     -----------
  Total Utility Property                  105,677,206      97,650,161
Non-utility Property                        1,274,415       1,256,565        5 - 40
                                         ------------     -----------
  Total Property, Plant and Equipment    $106,951,621     $98,906,726
                                         ============     ===========

Maintenance, repairs and minor improvements are charged to expense as incurred. Improvements which significantly increase the value of property, plant and equipment are capitalized.

Treasury Stock: Treasury stock held by the Company represents shares tendered by employees as payment for exercising outstanding stock options. Treasury stock received is recorded at its fair market value when tendered. Any such treasury stock held by the Company is not retired but instead is held until its ultimate disposition has been decided.

Allowance for Funds Used During Construction ("AFUDC"): AFUDC represents a non-cash credit to income with a corresponding charge to plant in service. AFUDC amounts reflect the cost of borrowed funds and, if applicable, equity capital when used to fund major plant construction projects. There were no AFUDC amounts credited to income during 2002, 2001 and 2000.

Revenues: Standard charges for water utility services to customers are recorded as revenue, based upon meter readings and contract service, as services are provided. Estimates of unbilled service revenues are recorded in the period the services are provided. Provision is made in the financial statements for estimated uncollectible accounts.

Deferred Charges and Other Assets: Deferred charges include certain regulatory assets and costs of obtaining debt financing. Regulatory assets are amortized over periods being recovered

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

through authorized rates. Deferred financing costs are amortized over the term of the related bonds and notes. The Company's utility subsidiaries have recorded certain regulatory assets in cases where the NHPUC has permitted, or is expected to permit, recovery of these costs over future periods. Currently, these regulatory assets are being amortized over periods ranging from 3 to 25 years. Deferred charges and other assets consist of the following at December 31:


                                           2002           2001
                                           ----           ----

Regulatory assets:
  Source development charges            $  626,725     $  674,815
  Miscellaneous studies                    701,453        756,413
  Supplemental retirement plan asset       225,359        194,958
  Other                                     43,618         27,989
                                        ----------     ----------
                                         1,597,155      1,654,175

Financing costs                            542,327        577,524

Prepaid pension                                 --        404,437
Franchise fees and other                   405,622        511,486
Filtration grant receivable                300,784        318,580
                                        ----------     ----------
      Total                             $2,845,888     $3,466,202
                                        ==========     ==========

Deferred Land Costs: Included in deferred land costs is Southwood's original basis in its landholdings which is stated at the lower of cost or market.

Investment in Partnerships: During 2001, Southwood was a 50% general partner in a residential development project and had sold a certain parcel of land to the partnership in exchange for a $1 million, non-interest bearing promissory note. Recognition of the gain relating to the sale of that parcel was deferred until the lots were ultimately sold to third parties. Real estate transactions are presented using the cost recovery method. Under this method, any deferred gain and related note receivable are offset for financial statement purposes. Southwood's investment in this partnership is recorded using the equity method of accounting. As of December 31, 2001, all of the lots had been sold and the remaining balance on the original note receivable from that partnership was paid in full.

Notes Receivable: Included in Current Assets are two notes receivable from a local developer totaling $604,500 representing funds loaned by Southwood to the developer for land acquisition and construction of 3 residential homes. The notes, which are due in April 2003, provide for an annual interest rate of 10.5% and are secured by a first mortgage interest in the land and buildings.

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes: Income taxes are recorded using the accrual method and the provision for federal and state income taxes is based on income reported in the financial statements, adjusted for items not recognized for income tax purposes. Provisions for deferred income taxes are recognized for accelerated depreciation and other temporary differences. A valuation allowance is provided to offset any net deferred tax assets if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Investment credits previously realized for income tax purposes are amortized for financial statement purposes over the life of the property, giving rise to the credit.

Contributions in Aid of Construction ("CIAC"): Under construction contracts with real estate developers and others, the Company's regulated subsidiaries receive non-refundable advances for the costs of new main installation. The regulated subsidiaries also credit to Plant and CIAC the fair market value of developer installed mains and any excess of fair market value over the cost of community water systems purchased from developers. The CIAC account and related plant asset are amortized over the life of the property.

Reclassifications: Certain amounts in 2001 have been reclassified to conform with the 2002 financial statement presentation. These reclassifications had no effect on net income and were primarily related to post-retirement plan assets that were previously included in "Deferred charges and other assets" which have been reclassified in the current financial statement presentation as a reduction of the Company's "Post-retirement health obligation."

Earnings Per Share:

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share for the twelve months ended December 31, 2002, 2001, and 2000:


                                                                   Years Ended
                                                    2002              2001            2000
                                                    ----              ----            ----

Basic earnings per share                            $      .98      $     1.52     $     1.56
Dilutive effect of unexercised stock options              (.01)           (.02)          (.01)
                                                    ----------      ----------     ----------
Diluted earnings per share                          $      .97      $     1.50     $     1.55
                                                    ==========      ==========     ==========

Numerator:
  Basic net income                                  $2,340,579      $3,611,704     $3,682,661
                                                    ==========      ==========     ==========

Diluted net income                                  $2,340,579      $3,611,704     $3,682,661
                                                    ==========      ==========     ==========

  Denominator:
    Basic weighted average shares outstanding        2,390,942       2,382,389      2,360,767
    Dilutive effect of unexercised stock options        20,839          17,699          8,505
                                                    ----------      ----------     ----------
    Diluted weighted average shares outstanding      2,411,781       2,400,088      2,369,272
                                                    ==========      ==========     ==========

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations "("SFAS No. 143"). This statement requires that the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amounts of the long-lived assets. SFAS No. 143 is effective for all fiscal years beginning after June 15, 2002. The Company does not believe that adoption of SFAS No. 143 will have a material impact on its financial position or results of operations.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although SFAS No. 144 supercedes SFAS No. 121, it retains the fundamental provisions of SFAS No. 121 regarding recognition and measurement of impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. Under SFAS No. 144, asset write-downs from discontinuing a business segment will be treated the same as other assets held for sale. The new standard also broadens the financial statement presentation of discontinued operations to include the disposal of an asset group (rather than a segment of a business). SFAS No. 144 became effective on January 1, 2002 and generally is to be applied prospectively. The adoption of this standard did not impact the Company's financial position or results of operations in 2002. The Company does not expect that the adoption of this Statement will have any significant impact on its financial position and results of operations in the future.

The FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") that requires entities to record a liability for costs related to exit or disposal activities when the costs are incurred. Previous accounting guidance required the liability to be recorded at the date of commitment to an exit or disposal plan. The Company is required to comply with SFAS 146 beginning January 1, 2003 and it does not expect that the implementation of this standard will have an adverse impact on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure- an amendment to FASB Statement No. 123" (SFAS 148) which provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 requires prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation. At this time, the Company does not intend to change to the fair value based method of accounting for stock-based compensation. See Note 7 for further discussion and analysis of SFAS 123. On a pro forma basis, the Company's net

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

income and earnings per share would have been reduced to the following amounts had compensation cost for the plan been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation."


                                                        2002           2001        2000
                                                        ----           ----        ----

Net income:
  As reported                                        $2,340,579     $3,611,704     $3,682,661
  Deduct total stock-based employee compensation
   expense determined under fair value method for
   all awards, net of related tax effects             ( 145,291)     ( 143,372)      (221,535)
                                                     ----------     ----------     ----------
  Pro forma                                          $2,195,288     $3,468,332     $3,461,126

Basic earnings per share:
  As reported                                        $      .98     $     1.52     $     1.56
  Pro forma                                          $      .92     $     1.46     $     1.47

Diluted earnings per share:
  As reported                                        $      .97     $     1.50     $     1.55
  Pro forma                                          $      .91     $     1.45     $     1.46

In November 2002, FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (the Interpretation). The Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. For Pennichuck Corporation, disclosure requirements are effective with the 2002 financial statements contained in this report. The application of this Interpretation is not expected to materially impact the financial condition, results of operations, and cash flows of Pennichuck Corporation.

NOTE 2 - INCOME TAXES

The components of the federal and state income tax provision at December 31 are as follows:


                                             2002           2001           2000
                                             ----           ----           ----

Federal                                   $1,180,417     $2,113,104     $2,309,552
State                                        302,920        577,352        593,477
Amortization of investment tax credits       (33,036)       (33,036)       (33,036)
                                          ----------     ----------     ----------
                                          $1,450,301     $2,657,420     $2,869,993
                                          ==========     ==========     ==========

Currently payable                         $  435,917     $1,836,144     $2,220,703
Deferred                                   1,014,384        821,276        649,290
                                          ----------     ----------     ----------
                                          $1,450,301     $2,657,420     $2,869,993
                                          ==========     ==========     ==========

The following is a reconciliation between the statutory federal income tax rate and the effective income tax rate for 2002, 2001 and 2000:


                                           2002     2001     2000
                                           ----     ----     ----

Statutory federal rate                    34.0%    34.0%    34.0%
State tax rate, net of federal benefit     5.6      5.6      5.3
Amortization of investment tax credits     (.9)     (.5)     (.6)
                                          ----     ----     ----
Effective tax rate                        38.7%    39.1%    38.7%
                                          ====     ====     ====

The Company did not have any alternative minimum tax credits available at December 31, 2002, 2001, and 2000.

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 - INCOME TAXES (Continued)

The Company has a regulatory liability related to income taxes of $1,138,090 and $1,169,658 at December 31, 2002 and 2001, respectively. This represents the amount of deferred taxes recorded at rates higher than currently enacted rates and the impact of deferred investment tax credits on future revenue. The liability is being amortized over an average remaining life of 30 years consistent with the Company's rate-making treatment.

The temporary items that give rise to the net deferred tax liability at December 31, 2002 and 2001 are as follows:


                                         2002           2001
                                         ----           ----

Liabilities:
  Property related                    $9,264,047     $7,653,446
  Other                                  705,968        720,438
                                      ----------     ----------
                                       9,970,015      8,373,884
                                      ----------     ----------

Assets:
  Investment tax credits                 631,393        662,961
  Regulatory liability                   506,697        506,697
  Taxes on contributions in aid of
   construction                          580,401        682,962
  Merger-related and other             1,917,920        355,147
                                      ----------     ----------
                                       3,636,411      2,207,767
Valuation allowance                     (300,000)            --
                                      ----------     ----------

Net Deferred Tax Liabilities          $6,633,604     $6,166,117
                                      ==========     ==========

The Company has recorded a valuation allowance of approximately $300,000 relating to contribution deductions expected to be taken within the next four years, the statutory carryforward period for federal tax purposes. However, there is no assurance that future taxable income will be sufficient to realize such tax benefits given current Internal Revenue Code limitations. Furthermore, in the event that the Internal Revenue Service examines any of the years affected by this carryforward, the Company's ability to utilize such deductions could be altered as well. When the Company is able to determine that it is probable these benefits will be realized in full or in part, the related valuation allowance will be reduced accordingly.

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 - DEBT

Long-term debt at December 31 consists of the following:


                                                               2002           2001
                                                               ----           ----

Unsecured notes payable to various insurance companies:
  9.10%, due April 1, 2005                                 $ 3,500,000    $ 3,500,000
  7.40%, due March 1, 2021                                   8,000,000      8,000,000
Unsecured Industrial Development
  Authority Revenue Bond 1988 Series,
   7.50%, due July 1, 2018                                   1,040,000      1,105,000
Unsecured Business Finance Authority
  1994 Revenue Bond (Series A), 6.35%,
   due December 1, 2019                                      2,615,000      2,750,000
Unsecured Business Finance Authority
  1994 Revenue Bond (Series B), 6.45%,
   due December 1, 2016                                      1,435,000      1,550,000
Unsecured Business Finance Authority
  1997 Revenue Bond, 6.30%, due
   May 1, 2022                                               4,000,000      4,000,000
Secured notes payable to bank, floating rate,
 due April 8, 2005                                           6,000,000      6,000,000
Unsecured New Hampshire State Revolving Fund
  Loan, 3.8%, due May 1, 2022                                  428,312        445,000
  Loan, 2.315%, due April 1, 2013                              145,000            ---
Secured loan, 5%, due October 1, 2005                           50,252         70,005
                                                           -----------    -----------
                                                            27,213,564     27,420,005
Less current portion                                           353,769        348,207
                                                           -----------    -----------
                                                           $26,859,795    $27,071,798
                                                           ===========    ===========

The 1994 Series A and B Bonds are not subject to optional redemption until 2004 at which time they may be redeemed in whole or in part at a premium not to exceed 2% and may be redeemed at par on or after December 1, 2008. The notes and bonds payable require periodic interest payments (either monthly or semi-annually) which are based on the outstanding principal balances. The aggregate principal payment requirements subsequent to December 31, 2002 are as follows:


      2003                    $   353,769
      2004                        368,357
      2005                      9,866,264
      2006                        351,144
      2007                        351,469
      2008 and thereafter     $15,922,561

The note and bond agreements require, among other things, the maintenance of certain financial ratios and restrict the payment or declaration of dividends by Pennichuck. Under Pennichuck's most restrictive covenant, cumulative common dividend payments or declarations by Pennichuck subsequent to December 31, 1989 are limited to cumulative net income earned after that date plus $1,000,000. At December 31, 2002, approximately $4.15 million of Pennichuck's retained earnings was unrestricted for payment or declaration of common dividends. Substantially all of the assets owned by Pennichuck East, totaling approximately $13.8 million and $12.1 million at

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 - DEBT (Continued)

December 31, 2002 and 2001, respectively, is pledged as collateral under a certain $4.5 million note with a local bank dated April 8, 1998.

The Company has available a $2.5 million unsecured, revolving credit facility with a bank. During 2002 and 2001, there were no outstanding borrowings under this facility.

The Company has two interest rate financial instruments which qualify as derivatives under Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). These financial derivatives have been designated as cash flow hedges under the provisions of SFAS No. 133. The financial instruments are used to mitigate interest rate risks associated with the Company's $6 million floating-rate loans. The floating rates, which are based on LIBOR plus 65 basis points, were 2.28% and 2.84%, at the end of 2002 and 2001, respectively. The agreements provide for the exchange of fixed rate interest payment obligations for floating rate interest payment obligations on notional amounts of principal. The two derivative agreements have a fixed rate of 6.50%. The notional amount of the debt for which interest rate exchanges have been entered into under these agreements is $6,000,000 at December 31, 2002 and 2001. Changes in the fair values of those derivatives are deferred in accumulated other comprehensive income.

NOTE 4  - EQUITY INVESTMENTS IN UNCONSOLIDATED COMPANIES

At December 31, 2002 and 2001, the Company's wholly-owned real estate subsidiary, The Southwood Corporation, had a 50 percent ownership interest in four limited liability companies (LLC's). The LLC's, whose assets and liabilities are not included in the accompanying Consolidated Balance Sheets, own certain commercial office buildings on which there are outstanding mortgage notes totaling $9.45 million at the end of 2002 and $9.64 million at the end of 2001. Southwood is contingently liable on one half of the outstanding mortgage balances and as such, it has issued a guarantee to the mortgagee for its share of the guaranteed indebtedness.

Southwood uses the equity method of accounting for its investments in these three LLC's and accordingly, its investment is adjusted for its share of earnings or losses and for any distributions or dividends received from the LLC's. For the years ended December 31, 2002 and 2001, Southwood's share of earnings in these LLC's was approximately $314,000 and $141,000, respectively, and a loss of $48,000 for the year ended December 31, 2000. Southwood's share of earnings and losses are included under Revenues-real estate operations in the accompanying Consolidated Statement of Income. The principal assets of the LLC's are the land, buildings and leasehold improvements, the total of which at December 31, 2002 and 2001 was $9.40 million and $9.63 million, respectively.

During 2002, a major tenant occupying one of the buildings owned by an LLC filed for bankruptcy protection. However, the tenant's bank has issued a letter of credit for the benefit of the LLC guaranteeing the tenant's full lease payments over the remaining term of its lease which expires on March 31, 2005. The LLC is actively looking for a

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4  - EQUITY INVESTMENTS IN UNCONSOLIDATED COMPANIES (Continued)

new party to occupy the portion of office space (approximately 26,000 square feet) that is no longer utilized by the tenant.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of certain financial instruments included in the accompanying Consolidated Balance Sheet as of December 31, 2002 is as follows:


                        Carrying Value     Fair Value
                        --------------     ----------

Long-term debt           $27,213,564       $30,953,601

Interest rate swaps      $  (540,720)      $  (540,720)

There are no quoted market prices for the Company's various long-term debt issues and thus, their fair values have been determined based on quoted market prices for securities similar in nature and in remaining maturities. The fair value for long-term debt shown above does not purport to represent the amounts at which those debt obligations would be settled. The fair market value of the Company's interest rate swaps represents the estimated cost to terminate these agreements as of December 31, 2002 based upon current interest rates. The carrying values of the Company's cash, restricted cash, and short-term notes receivable approximate their fair values because of the short maturity dates of those financial instruments.

NOTE 6 - BENEFIT PLANS

Pension Plan

The Company has a non-contributory, defined benefit pension plan covering substantially all full-time employees. The benefits are formula-based, giving consideration to both past and future service. The Company's funding policy is to contribute annually up to the maximum amount deductible for federal tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The changes in benefit obligation and plan assets were as follows:


                                                                    December 31,
                                                                 2002           2001
                                                                 ----           ----

Change in benefit obligation:
  Benefit obligation, beginning of the year                   $3,650,659     $3,299,694
  Service cost                                                   216,226        205,929
  Interest cost                                                  270,799        243,155
  Actuarial (gain) / loss                                        496,495        (17,644)
  Benefits paid                                                  (79,646)       (80,475)
                                                              ----------     ----------
      Benefit obligation, end of the year                      4,554,533      3,650,659

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 - BENEFIT PLANS (Continued)



Change in plan assets:
  Fair value of plan assets, beginning of the year             3,234,454      3,294,074
  Actual loss on plan assets, net                               (171,543)      (125,446)
  Expenses                                                       (25,246)             -
  Employer contribution                                          198,442        174,683
  Benefits paid, excluding expenses                              (79,646)      (108,857)
                                                              ----------     ----------
      Fair value of plan assets, end of the year              $3,156,461     $3,234,454
                                                              ==========     ==========


The plan's funded status was as follows:

                                                                    December 31,
                                                                 2002           2001
                                                                 ----           ----

Funded status (under funded)                                  (1,398,072)      (416,205)
Unrecognized net actuarial loss                                1,858,574        884,927
Unrecognized transition (asset)/obligation                       (55,644)       (69,451)
Unrecognized prior service cost                                    4,381          5,166
                                                              ----------     ----------
      Net amount recognized                                   $  409,239     $  404,437
                                                              ==========     ==========

Amount recognized in the Consolidated Balance Sheets consisted of:


                                                                    December 31,
                                                                 2002           2001
                                                                 ----           ----

Prepaid retirement cost (included in Deferred charges and
 other assets                                                         --     $  404,437
Accrued retirement liability                                  $ (614,669)
Accumulated other comprehensive income                         1,019,527             --
Intangible asset                                                   4,381             --
                                                              ----------     ----------
      Net amount recognized                                   $  409,239     $  404,437
                                                              ==========     ==========


Weighted average assumption were as follows:

                                                         2002      2001      2000
                                                         ----      ----      ----

Discount rate at the end of the year                     6.50%     7.50%     7.50%
Expected return of plan assets for the year (net of
 investment expenses)                                       8%        9%        9%
Rate of compensation increase at the end of the year        4%        5%        5%




Components of net periodic benefit cost were as follows:

                                                     2002          2001          2000
                                                     ----          ----          ----

Service cost                                       $ 216,226     $ 205,929     $ 189,730
Interest cost                                        270,799       243,155       219,624
Expected return on plan assets                      (296,431)     (300,727)     (277,061)
Amortization of prior service cost                       785           785           785
Amortization of transition (asset) /obligation       (13,807)      (13,807)      (13,807)
Recognized net actuarial loss                         30,580         6,311         1,648
                                                   ---------     ---------     ---------
Net periodic benefit cost                          $ 208,152     $ 141,646     $ 120,919
                                                   =========     =========     =========

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 - BENEFIT PLANS (Continued)

The projected benefit obligation, the accumulated benefit obligation and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $4,554,533, $3,771,130 and $3,156,461, respectively as of December 31, 2002 and $3,650,659, $3,108,648
and $3,234,454, respectively as of December 31, 2001.

Salary Deferral Plan
--------------------

In addition, the Company has a salary deferral plan covering substantially all full-time employees. Under this plan, the Company matches 100% of the first 3% of the employee's salary contributed to the plan. The matching employer's contributions, recorded as operating expenses, were $115,210, $109,325 and $101,644, respectively, for 2002, 2001 and 2000.

Other Post-retirement Benefits
------------------------------

The Company provides post-retirement medical benefits to current and retired employees through separate post-retirement medical plans for its union and non-union employees. Future benefits, payable to current employees upon reaching normal retirement date, are calculated based on the actual percentage of wage and salary increases earned from the plan inception date to normal retirement date. The accumulated benefit obligation, unrecognized transition obligation and net periodic post-retirement benefit cost for the years ended December 31, 2002 and 2001 are as follows:


                                                                   December 31,
                                                                2002          2001
                                                                ----          ----

Change in benefit obligation:
  Benefit obligation, beginning of the year                   $ 808,273     $ 653,703
  Service cost                                                   32,928        29,993
  Interest cost                                                  59,286        54,777
  Assumption changes                                            148,635        30,185
  Actuarial (gain) / loss                                       (25,052)       71,336
  Benefits paid                                                 (31,721)      (31,721)
                                                              ---------     ---------
    Benefit obligation, end of the year                         992,349       808,273

Change in plan assets:
  Fair value of plan assets, beginning of the year            $ 203,802     $ 145,052
  Actual loss on plan assets, net                               (19,667)      (10,010)
  Employer contribution                                          31,721       100,481
  Benefits paid, excluding expenses                             (31,721)      (31,721)
                                                              ---------     ---------
    Fair value of plan assets, end of the year                $ 184,135     $ 203,802
                                                              =========     =========

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 - BENEFIT PLANS (Continued)


The plan's funded status was as follows:
  Funded status                                               $(808,214)    $(604,471)
  Unrecognized net actuarial loss                               171,195        13,100
  Unrecognized transition (asset)/obligation                          -        29,900
  Unrecognized prior service cost                                66,600        81,100
                                                              ---------     ---------
    Accrued (Liability) recorded                              $(570,419)    $(480,371)
                                                              =========     =========


Weighted average assumption were as follows:

                                                         2002       2001       2000
                                                         ----       ----       ----

Discount rate at the end of the year                     6.50%      7.50%      7.75%
Expected return of plan assets for the year (net of
 investment expenses)                                       8%         9%         9%
Rate of compensation increase at the end of the year        4%         5%         5%


Components of net periodic benefit cost were as follows:

                                                     2002         2001         2000
                                                     ----         ----         ----

Service cost                                       $ 32,928     $ 29,993     $ 28,538
Interest cost                                        59,286       54,777       45,526
Expected return on plan assets                      (14,845)     (11,413)      (4,943)
Amortization of prior service cost                   14,500       14,500       14,500
Amortization of transition (asset) /obligation       29,900       30,900       30,900
Recognized net actuarial loss                             -            -       (2,826)
                                                   --------     --------     --------
     Net periodic benefit cost                     $121,769     $118,757     $111,695
                                                   ========     ========     ========

The Company is presently allowed to recover a portion of the post-retirement benefits relating to active employees and retirees in its rates. To calculate the estimated accumulated benefit obligation, the Company has assumed a discount rate of 6.5% in 2002 and 7.5% in 2001, and a cost trend rate of 4% in 2002, which is the projected annual increase in future compensation levels. A one percent change in the assumed health care cost trend rate would not have had a material effect on the post-retirement benefit cost or the accumulated post-retirement benefit obligation in 2002.

NOTE 7 - STOCK BASED COMPENSATION PLANS

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

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 - STOCK BASED COMPENSATION PLANS (Continued)


                                   2002           2001           2000
                                   ----           ----           ----

Net income:
  As reported                   $2,340,579     $3,611,704     $3,682,661
  Pro forma                     $2,195,288     $3,468,332     $3,461,126

Basic earnings per share:
  As reported                   $.98           $1.52          $1.56
  Pro forma                     $.92           $1.46          $1.47

Diluted earnings per share:
  As reported                   $.97           $1.50          $1.55
  Pro forma                     $.91           $1.45          $1.46

At December 31, 2002, all options which had been granted were exercisable and 177,772 shares were available for future grants. Share option activity since December 31, 1999 is shown in the following table:


                                   Options         Price Per
                                 Outstanding         Share
                                 -----------       ---------

Balance at December 31, 1999       26,715        $ 7.50-$15.75
  Granted                          29,667               $23.25
  Canceled                            ---                  ---
  Exercised                        (6,148)       $ 7.50-$15.75
                                   ------
Balance at December 31, 2000       50,234        $ 8.12-$23.25
  Granted                          29,704               $20.39
  Canceled                         (1,667)       $20.39-$23.25
  Exercised                        (8,468)       $ 8.12-$15.75
                                   ------

Balance at December 31, 2001       69,803        $ 8.12-$23.25
  Granted                          18,175                27.00
  Canceled                            ---                  ---
  Exercised                        (2,583)       $ 8.12-$15.75
                                   ------
Balance at December 31, 2002       85,395        $ 8.12-$27.00
                                   ======

At December 31, 2002, outstanding options were exercisable for 85,395 shares at a weighted average exercise price of $21.88 per share. The corresponding amounts at December 31, 2001 were 69,803 and $20.16, respectively.

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 - STOCK BASED COMPENSATION PLANS (Continued)


The following table summarizes information about outstanding options as of December 31, 2002:


Outstanding and     Exercise      Contractual
  Exercisable        Price       Remaining Life
---------------     --------     --------------

       251           $ 8.63            3
     1,501           $ 8.12            4
     2,501           $ 9.50            5
     5,598           $15.75            6
    28,499           $23.25            7
    28,870           $20.39            8
    18,175           $27.00            9
    ------
    85,395
    ======

The fair value of each option grant is estimated on the date of grant using the Black-Sholes option pricing model with the following assumptions used for grants in 2002, 2001, and 2000, respectively: risk-free interest rates of 4.60%, 5.08%, and 6.59%; expected dividend yields of 2.9%, 4.7%, and 5.3%; expected lives of 5 years in 2002, 2001 and 2000; and expected volatility of 36%, 34%, and 53%.

In 2001, the Company amended its 1995 and 2000 Stock Option Plans to allow for grant of non-qualified stock options in addition to incentive stock options. The Company had granted 7,094 shares of non-qualified stock options as of December 31, 2002. The tax effects of these non-qualified stock options granted were immaterial for 2002, 2001, and 2000 for calculation of pro-forma net income under SFAS No. 148 and SFAS No.123. None of the non-qualified stock options granted were exercised as of December 31, 2002.

NOTE 8 - SHAREHOLDER RIGHTS PLAN

On April 20, 2000, the Company's Board of Directors adopted a Rights Agreement and declared a dividend of one preferred share purchase right ("Right") for each outstanding share of common stock, $1.00 par value. Each Right entitles the shareholder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $85.00 per share, subject to adjustment. The Rights become exercisable in the event that a person or group acquires, or commences a tender or exchange offer to acquire, more than 10% of the Company's outstanding common stock. In that event, each Right will entitle the holder, other than the acquiring party, to purchase a number of common shares of the Company having a market value equal to two times the Right's exercise price. If the Company is acquired in a merger or other business combination at any time after the Rights become exercisable, the Rights will entitle the holder to purchase a certain number of shares of common stock of the acquiring company having a market value equal to two times the Right's exercise price. The Rights are

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 - SHAREHOLDER RIGHTS PLAN (Continued)

redeemable by the Company at a redemption price of $.01 per Right at any time before the Rights become exercisable. The Rights will expire on April 19, 2010, unless previously redeemed. Effective immediately prior to the execution of the merger agreement discussed in Note 9, the Rights Agreement was amended to provide that neither the merger agreement nor the transactions contemplated thereby would constitute an event that would trigger the exercisability of the Rights.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Termination of Merger Agreement
-------------------------------

On April 29, 2002, the Company entered into a definitive agreement with Philadelphia Suburban Corporation ("PSC") to merge into a wholly-owned subsidiary of PSC with shareholders of the Company receiving shares of PSC in the merger. Under the terms of the agreement, the Company's stockholders would have received a number of shares of PSC common stock based upon the average closing price of PSC common stock for a 20-trading day period ending shortly before the closing of the merger. The merger was subject to several conditions, including, among other things, the satisfaction of the applicable requirements under the Hart-Scott-Rodino Antitrust Improvements Act, approval by the shareholders of the Company and approval by the New Hampshire Public Utilities Commission ("NHPUC"). The review of the merger by the NHPUC and approval by the Company's shareholders was expected to occur in the first half of 2003.

However, on November 26, 2002, the Board of Aldermen of the City of Nashua, New Hampshire adopted a resolution calling for a referendum on January 14, 2003 that, if passed, would authorize Nashua to pursue the acquisition, by an eminent domain proceeding or otherwise, of all or a portion of Pennichuck's water system serving the residents of Nashua and others. The voters of Nashua passed the referendum on January 14, 2003 by more than a three-to-one margin. Subsequently, on February 4, 2003, the Company announced that it had reached an agreement with PSC to terminate PSC's pending acquisition of the Company. The decision to terminate the merger agreement resulted from the ongoing efforts by the City of Nashua (the "City") to acquire Pennichuck's utility operating assets by eminent domain. Expenses associated with the pending PSC merger transaction and related issues total approximately $1,946,192 for the year ended December 31, 2002. Those expenses are broken down as follows:


Investment banking fees              $1,086,000
Legal and other fees relating to
 merger and regulatory approval         860,192
                                     ----------
Total merger and related costs       $1,946,192
                                     ==========

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

Under current Internal Revenue Code regulations, costs relating specifically to the merger transaction may be deductible for Federal income tax purposes in the year in which the merger is terminated. As a result, the Company has recorded a deferred tax asset of approximately $580,000 which is expected to be realized in 2003.

Pending Municipalization Offer
------------------------------

In accordance with New Hampshire law, the City formally notified the Company's utility subsidiaries on February 5, 2003 of its intention to acquire all or a portion of their operating assets. However, the City was not required to propose a purchase price for such assets in its initial notification to the utility subsidiaries. The Company's three regulated utilities have 60 days in which to respond to the City. On March 25, 2003, the Company's three utilities notified the City of their decision not to sell their operating assets. Under New Hampshire statutes, the City has the right to seek the NHPUC's authorization to compel the sale of those operating assets through an eminent domain proceeding. By letter dated March 26, 2003, the City indicated its intent to pursue such an eminent domain proceeding. It is not certain whether the City will acquire all or any portion of the three utilities' operating assets even if the NHPUC were to approve such an acquisition and establish a price for it.

Pending Regulatory Investigation
--------------------------------

The Company has been informed by the Securities and Exchange Commission and the New Hampshire Bureau of Securities Regulation that it is the subject of related investigations by each agency. The Company understands that those investigations relate to various real estate development joint ventures, and include a real estate transaction between one of those joint ventures and Maurice L. Arel, the Company's President, and the Company's previous public disclosure regarding that transaction. The Company's board of directors has retained legal counsel to conduct an independent review of such matters, under the direction of the Company's Audit Committee, and has instructed the Company and counsel to cooperate fully with both investigations. The independent review is ongoing with the cooperation of all executive officers.

Note A to the Company's 1998 financial statements, which were included in the Company's annual report to shareholders and incorporated into its Annual Report on Form 10-KSB for that year, disclosed that an executive officer had purchased a home in 1998 from a joint venture between a Pennichuck subsidiary and an unaffiliated real estate developer. Note A stated that the terms of the home purchase "were the same as the terms which would be given to any independent third-party purchaser." Mr. Arel is the executive referenced in that disclosure. The Audit Committee has obtained information indicating that Mr. Arel's 1998 home purchase in fact

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

was not on terms that would have been available then to any independent third-party purchaser. The Audit Committee is continuing to investigate the matter to determine, among other things, the financial impact of the transaction on the Company, the value of any benefits received by Mr. Arel in that transaction, the circumstances surrounding the preparation of the disclosure in Note A to the 1998 financial statements, and what, if any, action the Company should take against Mr. Arel or others.

Although the Company is cooperating fully with the regulatory investigations, the SEC and the New Hampshire Bureau of Securities Regulation, upon the completion of their respective investigations, could seek to impose fines, penalties or other sanctions upon the Company.

Operating Leases
----------------

The Company leases miscellaneous office equipment through operating leases. Total rental expense for operating leases was approximately $24,300, $17,600 and $8,100 for 2002, 2001 and 2000, respectively.

At December 31, 2002, the scheduled minimum lease payments under the Company's operating leases are as follows:


                              2003        2004        2005       2006     2007
                              ----        ----        ----       ----     ----

Operating lease payments     $20,407     $18,503     $18,403     $854     $--

NOTE 10 - GUARANTEES

As discussed in Note 4, Southwood has issued a financial guarantee of one-half of the outstanding mortgage balances associated with HECOP I, LLC, HECOP II, LLC and HECOP III, LLC (collectively, the "limited liability companies"). At December 31, 2002, Southwood was contingently liable on approximately $4.725 million of mortgage indebtedness associated with those limited liability companies.

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 - SUPPLEMENTAL DISCLOSURES ON CASH FLOW AND NON-CASH ITEMS

Supplemental cash flow information for the three years ended December 31 is presented below:


                                              2002           2001           2000
                                              ----           ----           ----

Cash paid during the year for:
  Interest                                 $1,931,145     $1,972,283     $1,905,473
  Income taxes                             $  645,070     $1,214,973     $1,349,149

Non-cash items:
  Contributions in aid of construction     $3,168,315     $2,077,217     $3,316,527

Minimum pension liability adjustment:
  Accrued pension liability                $  614,669     $       --     $       --
  Deferred tax and other                   $  404,858     $       --     $       --
  Other comprehensive (loss)               $ (619,017)    $       --     $       --

NOTE 12 - BUSINESS SEGMENT INFORMATION

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

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 - BUSINESS SEGMENT INFORMATION (Continued)

The tables below present information about Pennichuck Corporation's three primary business segments for the years ended December 31, 2001, 2000 and 1999.


                                              2002            2001            2000
                                              ----            ----            ----

Operating revenues:
  Water utility                            $18,829,418     $17,411,760     $15,963,540
  Real estate                                3,088,007       4,156,556       6,989,006
  Contract operations & other                1,504,131       1,186,022         718,930
                                           -----------     -----------     -----------
Total operating revenues                   $23,421,556     $22,754,338     $23,671,476
                                           -----------     -----------     -----------

Operating income:
  Water utility                            $ 6,044,113     $ 5,002,983     $ 4,349,211
  Real estate                                1,337,604       3,244,462       4,632,404
  Contract operations & other                  265,555         304,697         234,305
                                           -----------     -----------     -----------
Total operating income                     $ 7,647,272     $ 8,552,142     $ 9,215,920
                                           ===========     ===========     ===========

Capital additions:
  Water utility                            $ 8,412,783     $ 8,210,756     $ 7,735,483
  Real estate                                       --              --              --
  Contract operations & other                   29,864             400           4,833
                                           -----------     -----------     -----------
Total capital additions                    $ 8,442,647     $ 8,211,156     $ 7,740,316
                                           ===========     ===========     ===========

Identifiable assets:
  Water utility                            $85,713,641     $79,458,338     $73,547,121
  Real estate                                1,787,346       3,524,382       4,053,620
  Contract operations & other                3,480,927       4,647,469       5,279,265
                                           -----------     -----------     -----------
Total identifiable assets                  $90,981,914     $87,630,189     $82,880,006
                                           ===========     ===========     ===========

Depreciation and amortization expense:
  Water utility                            $ 2,680,898     $ 2,590,524     $ 2,225,329
  Real estate                                       --         412,742         912,221
  Contract operations & other                   94,991          43,696          34,216
                                           -----------     -----------     -----------
Total depreciation and
 amortization expense                      $ 2,775,889     $ 3,046,962     $ 3,171,766
                                           ===========     ===========     ===========

The operating revenues within each business segment are sales to unaffiliated customers. Operating income is defined as segment revenues less operating expenses including allocable Parent Company expenses attributable to each business segment as shown below.


                                      2002         2001         2000
                                      ----         ----         ----

Allocated parent expenses:
  Water utility                     $443,734     $522,180     $522,231
  Real estate                         49,491       58,581        5,615
  Contract operations                 33,162       25,960       33,692
                                    --------     --------     --------
Total allocated parent expenses     $526,387     $606,721     $561,538
                                    ========     ========     ========

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 - BUSINESS SEGMENT INFORMATION (Continued)

Within the water utility business segment, one customer accounted for approximately 10 percent of total operating revenues in 2002 and 2001 and approximately 11% in 2000. During 2002, 2001 and 2000, the water utility recorded $1,842,000, $1,809,000 and $1,755,000, respectively, in water revenues which were derived from fire protection and other billings to the City of Nashua.

NOTE 13 - QUARTERLY FINANCIAL DATA (UNAUDITED)


                                  First      Second       Third      Fourth
                                 Quarter     Quarter     Quarter     Quarter
                                 -------------------------------------------
                             (In thousands of dollars, except per share amounts)

2002
Operating Revenues               $6,865      $5,053      $6,537      $4,967
Operating Income                  1,672       1,459       2,910       1,606
Net Income                          630        (709)      1,377       1,043

Basic Earnings Per Share         $  .26      $ (.30)     $  .58      $  .44

2001
Operating Revenues               $4,410      $5,573      $5,654      $7,117
Operating Income                  1,129       2,074       2,122       3,227
Net Income                          415         966       1,008       1,223

Basic Earnings Per Share         $  .18      $  .41      $  .42      $  .51

2000
Operating Revenues               $4,135      $4,453      $5,945      $9,138
Operating Income                  1,197       1,383       2,516       4,120
Net Income                          460         596       1,150       1,477

Basic Earnings Per Share         $  .19      $  .26      $  .49      $  .62

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

On March 26, 2002, the Company determined not to renew the engagement of its then independent accountants, Arthur Andersen LLP, and to appoint PricewaterhouseCoopers LLP as its new independent accountants, subject to ratification of the Company's shareholders at its 2002 annual meeting of shareholders. The determination not to renew the engagement of Arthur Andersen LLP and to retain PricewaterhouseCoopers LLP was approved by the Board of Directors upon recommendation of its Audit Committee. Arthur Andersen was dismissed effective as of March 31, 2002.

Arthur Andersen LLP's reports on the Company's financial statements for the fiscal years ended December 31, 2000 and December 31, 2001 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company's fiscal years ended December 31, 2000 and December 31, 2001, and the subsequent interim period through March 26, 2002, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused them to make reference to the subject matter of the disagreements in connection with their reports. None of the reportable events described under Item 304
(a)(1)(v) of Regulation S-K occurred within the Company's fiscal years ended December 31, 2000 and December 31, 2001 and the subsequent interim period through March 26, 2002.

During the Company's fiscal years ended December 31, 2000 and December 31, 2001, and the subsequent interim period through March 26, 2002, the Company did not consult with PricewaterhouseCoopers LLP regarding any of the matters or events set forth in Item 304 (a)(2)(i) and (ii) of Regulation S-K.


PART III:


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to the registrant's definitive proxy statement for the 2003 annual meeting of the registrant's shareholders to be filed with the Commission; or, to be filed by amendment to this report.


Item 11.  EXECUTIVE COMPENSATION

Incorporated by reference to the registrant's definitive proxy statement for the 2003 annual meeting of the registrant's shareholders to be filed with the Commission; or, to be filed by amendment to this report.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

Incorporated by reference to the registrant's definitive proxy statement for the 2003 annual meeting of the registrant's shareholders to be filed with the Commission; or, to be filed by amendment to this report.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the registrant's definitive proxy statement for the 2003 annual meeting of the registrant's shareholders to be filed with the Commission; or, to be filed by amendment to this report.


Item 14.  CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the principal executive officer and principal financial officer of Pennichuck Corporation have concluded that Pennichuck Corporation's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by Pennichuck Corporation in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable Securities and Exchange Commission rules and forms.

There were no significant changes in Pennichuck Corporation's internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

PART IV:

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K

(a)   The following documents are filed as part of this report:

      (1) The following Consolidated Financial Statements of Pennichuck Corporation and subsidiaries for the year ended December 31, 2002 are included in Part II, Item 8 hereof and are incorporated herein by reference:

      Report of Independent Public Accountants

      Consolidated Balance Sheets at
       December 31, 2002 and 2001

      Consolidated Statements of Income for each of the years ended December 31, 2002, 2001 and 2000

      Consolidated Statements of  Stockholders'
       Equity for each of the years ended December 31, 2002, 2001 and 2000

      Consolidated Statements of Cash Flows for each of the years ended December 31, 2002, 2001 and 2000

      Notes to Consolidated Financial Statements

      (2) The following Financial Statement Schedules of Pennichuck Corporation for each of the years 2002, 2001 and 2000 are included in this report:

      Report of Independent Public Accountants on Schedules for the years ended
       December 31, 2002, 2001 and 2000

      I   -  Condensed Financial Information of Registrant
      II  -  Valuation and Qualifying Accounts

      All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

      (3)   Exhibit Index:
            --------------

Exhibit
Number       Description of Exhibit
-------      ----------------------

 3.1 Restated Articles of Incorporation of Pennichuck Corporation (Filed as Exhibit 3.1 to the Company's 1990 Form 10-K Report and incorporated herein by reference)

 3.2 Articles of Amendment to the Articles of Incorporation of Pennichuck Corporation (Filed as Exhibit 3.2 to the Company's 1994 Form 10-KSB Report and incorporated herein by reference)

 3.3 Bylaws of Pennichuck Corporation (Filed as Exhibit 3.3 to this Form 10-K Report)

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

 4.2 Amendment to Rights Agreement dated October 10, 2001 by and between Pennichuck Corporation and Fleet National Bank (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A12G/A filed with the Securities and Exchange Commission on April 30, 2002).

 4.3 Second Amendment to Rights Agreement dated January 14, 2002 by and between Pennichuck Corporation and EquiServe Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form 8-A12G/A filed with the Securities and Exchange Commission on April 30, 2002).

Exhibit
Number       Description of Exhibit
-------      ----------------------

 4.4 Agreement of Substitution and Amendment of Common Shares Rights Agreement dated January 15, 2002 by and between Pennichuck Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form 8-A12G/A filed with the Securities and Exchange Commission on April 30, 2002).

 4.5 Amendment to Rights Agreement dated April 29, 2002 by and between Pennichuck Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2002).

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

23           Consent of PricewaterhouseCoopers LLP
             (Filed as Exhibit 23 to this Form 10-K Report)

99.1 Dividend Reinvestment and Common Stock Purchase Plan, as amended (Filed as Exhibit 4.1 to Post-effective Amendment
             No. 2 to Registration Statement on Form S-3 filed on February 6, 2002 and incorporated herein by reference)

99.3 Statement(s) under Section 906 of the Sarbanes-Oxley Act of 2002 furnished by Maurice L. Arel, President and Principal Executive Officer and Charles J. Staab, Vice President, Treasurer and Principal Financial Officer (Filed as Exhibit
             99.3 to this Form 10-K Report)

(b) Reports on Form 8-K: The Company did not file a report on Form 8-K during the fourth quarter of the fiscal year covered by this report.

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Pennichuck Corporation

      We have audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements included in Pennichuck Corporation's report on this Form 10-K, and have issued our report thereon dated February 26, 2003. Our audits were made for the purpose of forming an opinion on those basic financial statements taken as a whole. The schedule listed in the attached index of this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 26, 2003

         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                           Pennichuck Corporation
                          Condensed Balance Sheets


                                                          December 31
                                                       2002           2001
                                                       ----           ----

ASSETS

Current Assets:
  Cash and cash equivalents                        $ 2,321,301     $ 3,255,130
  Refundable income taxes                              334,034         312,285
  Prepaid expenses and other                             6,214          70,433
                                                   -----------     -----------
      Total Current Assets                           2,661,549       3,637,848

Property and Equipment                               1,269,052       1,251,202
Less allowances for depreciation                      (614,740)       (591,998)
                                                   -----------     -----------
                                                       654,312         659,204
Other assets                                             8,119          20,133
Deferred tax asset                                     781,234
Investment in subsidiaries                          29,205,052      28,210,490
                                                   -----------     -----------
                                                   $33,310,266     $32,527,675
                                                   ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and other current liabilities     $   313,398     $   189,399
Long term debt                                       1,500,000       1,500,000
Other long term liabilities                            540,720         408,431
Stockholders' equity                                30,956,148      30,429,845
                                                   -----------     -----------
                                                   $33,310,266     $32,527,675
                                                   ===========     ===========

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CON'T)

                           Pennichuck Corporation
                       Condensed Statements of Income


                                                  Year Ended December 31
                                         -----------------------------------------
                                            2002            2001           2000
                                            ----            ----           ----

Operating revenues                       $    45,477     $  228,497     $   57,395
Operating expenses, including merger
 related costs                             1,926,885         67,021            ---
                                         -----------     ----------     ----------
  Operating Income (Loss)                 (1,881,408)       161,476         57,395
Interest income & other                       56,249        152,918        198,104
Interest (Expense)                          (138,676)      (173,911)       (88,277)
                                         -----------     ----------     ----------
Income (Loss) Before Income
 Taxes and Equity in Net Income
 of Subsidiaries                          (1,963,835)       140,483        167,222
Income Tax (Provision)                       797,875        (55,645)       (65,685)
                                         -----------     ----------     ----------
  Income (Loss) Before Equity
   in Earnings of Subsidiaries            (1,165,960)        84,838        101,537
Equity in Earnings of Subsidiaries         3,506,539      3,526,866      3,581,124
                                         -----------     ----------     ----------
      NET INCOME                         $ 2,340,579     $3,611,704     $3,682,661
                                         ===========     ==========     ==========

                     Condensed Statements of Cash Flows


                                                         Year Ended December 31
                                              ---------------------------------------------
                                                 2002             2001            2000
                                                 ----             ----            ----

OPERATING ACTIVITIES                          $(1,544,836)     $   221,425     $   (99,797)
                                              -----------      -----------     -----------
INVESTING ACTIVITIES:
  Equity Transfer from (to) to Subsidiary       1,896,693       (1,252,087)       (944,844)
  Net (increase) decrease in Property
   and Equipment and Other Assets                 (17,850)         (12,414)            ---
                                              -----------      -----------     -----------
                                                1,878,843       (1,264,501)       (944,884)

FINANCING ACTIVITIES:
  Advances from Subsidiaries                      615,281        2,157,789       3,836,929
  Payment of Dividends                         (1,943,938)      (1,812,864)     (1,701,189)
  Proceeds from Dividend Reinvestment
   and Other, net                                  60,821          275,428         356,851
                                              -----------      -----------     -----------
                                               (1,267,836)         620,353       2,492,591
(DECREASE)INCREASE IN CASH                       (933,829)        (422,723)      1,447,910
Cash at Beginning of Year                       3,255,130        3,677,853       2,229,943
                                              -----------      -----------     -----------
CASH AT END OF YEAR                           $ 2,321,301      $ 3,255,130     $ 3,677,853
                                              ===========      ===========     ===========

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CON'T)

                           Pennichuck Corporation
                   Notes to Condensed Financial Statements

NOTE A -- ACCOUNTING POLICIES

Basis of Presentation. In the parent-company-only financial statements, the Company's investment in its subsidiaries is stated at cost plus equity in undistributed earnings of its subsidiaries. Parent-company-only financial statements should be read in conjunction with the Company's Annual Report to Shareholders for the year ended December 31, 2002.

NOTE B -- COMMON DIVIDENDS FROM SUBSIDIARIES

Common stock cash dividends paid to Pennichuck Corporation by its subsidiaries were as follows:


                                         2002           2001           2000
                                         ----           ----           ----

Pennichuck Water Works, Inc.          $1,829,429     $1,731,129     $1,631,039
Pittsfield Aqueduct Company, Inc.            ---            ---            ---
Pennichuck East Utility, Inc.            114,509         71,385         70,150
                                      ----------     ----------     ----------

      TOTAL                           $1,943,938     $1,802,514     $1,701,189
                                      ==========     ==========     ==========

A cash dividend of $10,350 was paid by Pennichuck Corporation for fractional shares due to a stock split in December 2001.

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                       Balance at     Charged to                        Balance
                       beginning      costs and                         at End
                       of Period       expenses      Deductions(1)     of Period
                       ----------     ----------     -------------     ---------

Allowance for
 doubtful accounts:

2002                    $83,998        (13,655)          29,878        $ 40,465
2001                    $37,000         73,428           26,430        $ 83,998
2000                    $37,000         23,821           23,821        $ 37,000

<F1>  Amounts include accounts receivable write-offs net of recoveries.


Valuation allowance for
 deferred tax asset (2):
2002                    $    --       $300,000          $    --        $300,000
2001                    $    --             --               --        $     --
2000                    $    --             --               --        $     --

<F2>  See Note 2 in the Notes to the accompanying Consolidated Financial
      Statements.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Pennichuck Corporation
                                       ----------------------
                                            (Registrant)

                                       Date:  March 31, 2003
                                              --------------

                                       By: /s/  Maurice L. Arel
                                           --------------------
                                           Maurice L. Arel, President and
                                            Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                                Title                         Date
        ---------                                -----                         ----

/s/ Maurice L. Arel                President, Chief Executive Officer     March 31, 2003
------------------------------     and Director (Principal
Maurice L. Arel                    Executive Officer)

/s/ Stephen J. Densberger          Executive Vice President               March 31, 2003
------------------------------     and Director
Stephen J. Densberger

/s/ Charles J. Staab               Vice President, Treasurer,             March 31, 2003
------------------------------     Chief Financial Officer
Charles J. Staab                   and Director (Principal Financial
                                   Officer and Principal Accounting
                                   Officer)

/s/ Joseph A. Bellavance           Director                               March 31, 2003
------------------------------
    Joseph A. Bellavance

/s/ Charles E. Clough              Director                               March 31, 2003
------------------------------
    Charles E. Clough

/s/ Robert P. Keller               Director                               March 31, 2003
------------------------------
    Robert P. Keller

/s/ John R. Kreick                 Director                               March 31, 2003
------------------------------
    John R. Kreick




/s/ Hannah M. McCarthy             Director                               March 31, 2003
------------------------------
    Hannah M. McCarthy

/s/ Martha E. O'Neill              Director                               March 31, 2003
------------------------------
    Martha E. O'Neill

                 SECTION 302 CERTIFICATION OF THE PRESIDENT
                       AND PRINCIPAL EXECUTIVE OFFICER


I, Maurice L. Arel, certify that:

1.    I have reviewed this annual report on Form 10-K of Pennichuck
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003


/s/ Maurice L. Arel
-------------------
Maurice L. Arel, President
 and Principal Executive Officer

              SECTION 302 CERTIFICATION OF THE VICE PRESIDENT,
                  TREASURER AND PRINCIPAL FINANCIAL OFFICER


I, Charles J. Staab, certify that:

1.    I have reviewed this annual report on Form 10-K of Pennichuck
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003


/s/ Charles J. Staab
--------------------
Charles J. Staab, Vice President, Treasurer
 and Principal Financial Officer