Form 10-Q
period 2003-03-31
PENNICHUCK CORP
filed 2003-05-15
CIK 788885

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from      to      .
                                    ------  ------

                       Commission file number 0-18552
                                              -------

                           Pennichuck Corporation
                           ----------------------
           (Exact name of registrant as specified in its charter)

         New Hampshire                                     02-0177370
         -------------                                     ----------
  (State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                     Identification  No.)

               Four Water Street, Nashua, New Hampshire  03061
               -----------------------------------------------
            (Address of principal executive offices)  (Zip Code)

                               (603) 882-5191
                               --------------
            (Registrant's telephone number, including area code)

                               Not applicable
                               --------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

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

Common Stock, $1 Par Value-2,391,439 shares as of May 2, 2003

                                    INDEX

                   PENNICHUCK CORPORATION AND SUBSIDIARIES



PART I   FINANCIAL INFORMATION                              PAGE NUMBER
------   ---------------------                              -----------

Item 1.  Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets--
         March 31, 2003 and December 31, 2002                    3

         Condensed Consolidated Statements of Income--
         Three months ended March 31, 2003 and 2002              4

         Condensed Consolidated Statements of Cash Flows--
         Three months ended March 31, 2003 and 2002              5

         Notes to Condensed Consolidated
         Financial Statements-- March 31, 2003                  6-10


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations         11-17

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                      17

Item 4.  Controls and Procedures                                18


PART II. OTHER INFORMATION
-------- -----------------

Item 1.  Legal Proceedings                                      18
Item 2.  Changes in Securities and Use of Proceeds        Not Applicable
Item 3.  Defaults upon Senior Securities                  Not Applicable
Item 4.  Submission of Matters to a Vote
         of Security Holders                              Not Applicable
Item 5.  Other Information                                Not Applicable
Item 6.  Exhibits and Reports on Form 8-K                      19-23

SIGNATURES                                                      23
----------

SECTION 302 CERTIFICATIONS
--------------------------

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 March 31, 2003
                                                   (Unaudited)       December 31, 2002
                                                 --------------      -----------------
                                                              (In thousands)
ASSETS
Property, Plant and Equipment                        107,720              106,951
Less accumulated depreciation                        (27,990)             (27,279)
                                                    --------             --------
  Net Property, Plant and Equipment                   79,730               79,672

Current Assets
  Cash and cash equivalents                            2,620                2,444
  Restricted cash                                        151                  151
  Accounts receivable, net                             2,663                2,853
  Notes receivable                                       361                  605
  Refundable income taxes                                ---                  334
  Inventory                                              551                  590
  Prepaid expenses and other current assets              149                  490
                                                    --------             --------
                                                       6,495                7,467
Other Assets
  Deferred land costs                                    826                  791
  Deferred charges and other assets                    3,149                3,052
  Long-term note receivable                            1,224                  ---
                                                    --------             --------
                                                       5,199                3,843

TOTAL ASSETS                                        $ 91,424             $ 90,982
                                                    ========             ========

STOCKHOLDERS' EQUITY AND LIABILITIES
Stockholders' Equity
  Common stock-par value $1 per share               $  2,393             $  2,393
  Paid in capital                                     15,170               15,170
  Retained earnings                                   13,622               13,941
  Accumulated other comprehensive income                (913)                (927)
  Less Treasury stock, at cost                          (144)                (144)
                                                    --------             --------
                                                      30,128               30,433

Long Term Debt, less current portion                  26,942               26,860

Current Liabilities
  Current portion of long term debt                      354                  354
  Accounts payable                                       396                  673
  Accrued interest payable                               290                  370
  Other accrued expenses                               1,677                1,534
                                                    --------             --------
                                                       2,717                2,931
Deferred Credits and Other Reserves
  Contributions in aid of construction                20,101               20,261
  Deferred income taxes                                6,196                6,634
  Deferred gain on land sale                           1,224                  ---
  Other liabilities and deferred credits               4,116                3,863
                                                    --------             --------
TOTAL STOCKHOLDERS' EQUITY & LIABILITIES            $ 91,424             $ 90,982
                                                    ========             ========


See notes to condensed consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                    Three Months Ended
                                         March 31
                                     2003         2002
                                     ----         ----
                         (In thousands, except per share amounts)

Revenues
  Water utility operations        $    4,052   $    3,952
  Real estate operations                 453        2,578
  Contract operations                    344          322
  Other                                   12           13
                                  ----------   ----------
                                       4,861        6,865
Operating expenses
  Water utility operations             3,377        3,159
  Real estate operations                  23        1,740
  Contract operations                    273          289
  Other                                  224            5
                                  ----------   ----------
                                       3,897        5,193

Operating income                         964        1,672

  Merger and related expenses           (255)        (175)
  Other income                            12           42
  Interest expense                      (490)        (493)
                                  ----------   ----------

Income before income taxes               231        1,046

  Provision for income taxes              84          416
                                  ----------   ----------

Net Income                        $      147   $      630
                                  ----------   ----------
Other Comprehensive Income:
  Unrealized gain on
   derivatives, net of tax                14           76
                                  ----------   ----------

Comprehensive Income              $      161   $      706
                                  ==========   ==========

Net earnings per common share:
  Basic                           $      .06   $      .26
  Diluted                         $      .06   $      .26

Weighted average common shares:
  Basic                            2,391,439    2,389,416
  Diluted                          2,397,780    2,419,709

Dividends paid per common share   $     .195   $     .195
                                  ==========   ==========


See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      Three Months Ended
                                                           March 31
                                                       2003        2002
                                                       ----        ----
                                                        (In thousands)

Operating Activities
  Net income                                          $  147      $  630
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization                        710         707
    Gain on sale of land                                (260)       (765)
    Deferred income taxes                                 45          23
    Change in other assets and liabilities               515        (369)
                                                      ------      ------
  Net cash provided by operating activities            1,157         226

Investing Activities:
  Purchase of property, plant and
   equipment and other assets                           (891)       (883)
  Proceeds from sale of land, net                        260       2,427
  Increase in contributions in aid of
   construction                                          127         145
  (Decrease) in other                                    (93)        (65)
                                                      ------      ------
Net cash provided (used) in investing activities        (597)      1,624

Financing Activities:
  Payments on long-term debt                              (7)        ---
  Proceeds from issuance of debt                          89         ---
  Payment of common dividends                           (466)       (466)
  Proceeds from dividend reinvestment plan
   and other                                             ---          18
                                                      ------      ------
  Net cash used in financing activities                 (384)       (448)

Increase in cash and cash equivalents                    176       1,402
Cash and cash equivalents at beginning of period       2,444       3,272
                                                      ------      ------
Cash and cash equivalents at end of period            $2,620      $4,674
                                                      ======      ======


Supplemental Cash Flow Information. Interest paid was $559,000 and $553,000 for the three months ended March 31, 2003 and 2002, respectively. No income taxes were paid in either of the three month periods ended March 31, 2003 or 2002. Non-cash items for the three months ended March 31, 2003 include the deferred gain on a land sale of $1.224 million and the related long-term note receivable as discussed in Note E of the Notes to Condensed Consolidated Financial Statements.

See notes to condensed consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2003


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

      Certain amounts for the quarter ended March 31, 2002 have been reclassified to conform with the 2003 financial statement presentation. These reclassifications had no effect on net income and relate primarily to the disclosure of "Other revenues" and "Other expenses" as separate line items in the Condensed Consolidated Statements of Income.

NOTE B -- BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The Balance Sheet amounts shown under the December 31, 2002 column have been derived from the audited financial statements of the Company as contained in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE C - NEW ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). This statement requires that the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amounts of the long-lived assets. SFAS No. 143 is effective for all fiscal years beginning after June 15, 2002 and became effective for the Company on January 1, 2003. Adoption of this

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2003

NOTE C - NEW ACCOUNTING PRONOUNCEMENTS (Continued)

Statement did not have a material impact on the Company's results of operations or financial position.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure- an amendment to FASB Statement No. 123" (SFAS 148) which provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 requires prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation. At this time, the Company does not intend to change to the fair value based method of accounting for stock-based compensation. On a pro forma basis, the Company's net income and earnings per share for the quarter ended March 31, 2002 would have been reduced to the following amounts had compensation cost for the plan been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation." There was no stock-based employee compensation awarded in the first quarter of 2003.

                                                     Quarter Ended March 31,
                                                        2003        2002
                                                        ----        ----
Net income:
  As reported                                        $ 147,000   $ 630,000
  Deduct total stock-based employee compensation
   expense determined under fair value method for
   all awards, net of related tax effects                  (--)   (145,000)
                                                     ---------   ---------
  Pro forma                                          $ 147,000   $ 485,000

Basic earnings per share:
  As reported                                        $     .06   $     .26
  Pro forma                                          $     .06   $     .20

Diluted earnings per share:
  As reported                                        $     .06   $     .26
  Pro forma                                          $     .06   $     .20


      In November 2002, FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (the "Interpretation"). The Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2003

NOTE C - NEW ACCOUNTING PRONOUNCEMENTS (Continued)

measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. For Pennichuck Corporation, disclosure requirements are effective with the 2002 financial statements contained in its most recent Form 10-K report. The application of this Interpretation did not materially impact the financial condition, results of operations, and cash flows of Pennichuck Corporation.

      Southwood has issued a financial guarantee of one-half of the outstanding mortgage balances associated with three limited liability companies in which it has a 50% ownership interest. At March 31, 2003, Southwood was contingently liable on approximately $4.69 million of mortgage indebtedness associated with those limited liability companies.

NOTE D - COMMITMENTS AND CONTINGENCIES

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

      However, on November 26, 2002, the Board of Aldermen of the City of Nashua, New Hampshire adopted a resolution calling for a referendum on January 14, 2003 that, if passed, would authorize Nashua to pursue the acquisition, by an eminent domain proceeding or otherwise, of all or a portion of Pennichuck's water system serving the residents of Nashua and others. The voters of Nashua passed the referendum on January 14, 2003. Subsequently, on February 4, 2003, the Company announced that it had reached an agreement with PSC to terminate PSC's pending acquisition of the Company. The decision to terminate the merger agreement resulted from the ongoing efforts by the City of Nashua (the "City") to acquire Pennichuck's utility plant and property by eminent domain. Expenses associated with the PSC merger transaction and related issues totaled approximately $255,000 (or approximately $153,000 on an after-tax basis) for the quarter ended March 31, 2003.

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2003

NOTE D - COMMITMENTS AND CONTINGENCIES (Continued)

Pending Municipalization
------------------------

      The City formally notified the Company's utility subsidiaries on February 5, 2003 of its intention to acquire all or a portion of their plant and property. The notification letters from the City stated that the City was acting pursuant to New Hampshire's utility municipalization statute. The City did not propose a purchase price for the assets in its initial notification to the utility subsidiaries. On March 25, 2003, the Company's three utilities notified the City of their decision not to sell their plant and property. Under New Hampshire statutes, a municipality may seek the NHPUC's authorization to compel the sale of utility assets through an eminent domain proceeding if the utility does not agree to sell the assets voluntarily. By letter dated March 26, 2003, the City indicated its intent to pursue such an eminent domain proceeding. It is not certain whether the City would ultimately choose to complete the acquisition of all or any portion of the three utilities' plant and property even if the NHPUC were to approve such an acquisition and establish a price for it.

      On April 8, 2003, the Town of Pittsfield formally notified Pittsfield Aqueduct Company, Inc. that it wished to acquire the plant and property of that company. The letter indicated that the Town was providing its notification pursuant to the New Hampshire utility municipalization statute. The statute provides for a utility to respond to such an inquiry within sixty days. The Company's Board of Directors has not yet considered the notification from the Town or determined how to respond.

Pending Governmental Investigations
-----------------------------------

      The Company has been informed by the Securities and Exchange Commission and the New Hampshire Bureau of Securities Regulation that it is the subject of related investigations by each regulator. The Company understands that the scope of those investigations relates to various real estate development joint ventures, and includes a 1998 real estate transaction between one of those joint ventures and Maurice L. Arel, the Company's former President, and the Company's previous public disclosure regarding that transaction. The Company has received subpoenas from each regulator, seeking the production of documents in connection with their investigations. The Company believes that it has cooperated fully with both investigations, and it intends to continue to do so.

      The Company's board of directors has retained legal counsel to conduct an independent review, under the direction of the Company's Audit Committee, of Mr. Arel's 1998 real estate transaction and other matters within the scope of the regulatory investigations. The Company's board of directors believes that independent review is substantially complete and has directed counsel to brief the regulators on the board's findings.

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2003

NOTE D - COMMITMENTS AND CONTINGENCIES (Continued)

      As reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Note A to the Company's 1998 financial statements, which were included in the Company's annual report to shareholders and incorporated into its Annual Report on Form 10-KSB for that year, disclosed that an executive officer had purchased a home in 1998 from a joint venture between a Pennichuck subsidiary and a real estate developer. Note A stated that the terms of the home purchase "were the same as the terms which would be given to any independent third-party purchaser." Mr. Arel is the executive referenced in that disclosure. Based upon the findings of the internal review, the board of directors of the Company has determined that Mr. Arel's 1998 home purchase in fact was not on terms that would have been available then to any independent third-party purchaser. The Audit Committee is continuing to investigate the matter to determine, among other things, the financial impact of the transaction on the Company, the value of any benefits received by Mr. Arel in that transaction, and what action the Company should take against Mr. Arel or others.

      The SEC and the New Hampshire Bureau of Securities Regulation could seek to impose fines, penalties or other sanctions upon the Company as a result of their respective investigations.

      Mr. Arel retired from the Company as an officer and director on April 2, 2003 and as an employee on May 2, 2003.

NOTE E - DEFERRED GAIN ON LAND SALE

      In January 2003, Southwood sold a tract of land to a regional developer for approximately $1.5 million. Under the terms of that sale, Southwood conveyed approximately 66.8 acres of land in exchange for approximately $260,000 in cash and a long-term note receivable of $1,223,990. The note, which matures in October 2005, carries a floating interest rate of prime plus 1.5% and is secured by a first mortgage on the property. The pretax gain on that sale was approximately $1.48 million, of which $260,000, representing the net cash received at closing, is included in "Revenues-Real Estate Operations." The remaining gain of $1,223,990, represented by the note receivable, has been deferred since the requirements established under Statement of Financial Accounting Standards No. 66, " Accounting for Sales of Real Estate," for recognition of all of the profit from this sale have not yet been met.

PART I. FINANCIAL INFORMATION
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL      CONDITION AND
RESULTS OF OPERATIONS

Results of Operations - - Three Months Ended March 31, 2003 Compared to
                          Three Months Ended March 31, 2002

      For the three months ended March 31, 2003, consolidated net income was $147,000, compared to $630,000 for the same period in 2002. Basic and diluted earnings per common share were $.06 and $.26 for the first quarter of 2003 and 2002, respectively. The Company's consolidated revenues for the first quarter of 2003 totaled $4.86 million - a decrease of nearly $2 million from the first quarter of 2002. As discussed below, this decline in consolidated revenues occurred primarily in the Company's real estate segment due to the sale of a major tract of land that had occurred in January 2002.

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

Water Utility Operations
------------------------

      The Company's water utility operations include the activities of Pennichuck, Pennichuck East and Pittsfield, each of which is regulated by the New Hampshire Public Utilities Commission (the "NHPUC"). Utility operating revenues for the three months ended March 31, 2003 increased $100,000 to $4.05 million, or a 2.5% increase from the same period in 2002. For the three months ended March 31, 2003, utility revenues of Pennichuck, Pennichuck East and Pittsfield were $3.33 million, $592,000 and $134,000, respectively. The contribution percentage of each utility in the first quarter of 2003 was not materially different from the same quarter last year.

      The net increase in combined utility revenues was a result of (i) an increase in the utilities' combined customer base of 224, or less than 1%, and (ii) the benefit of a 5.76% rate increase granted to Pennichuck in March 2002, offset, however, by a 1.2% decrease in billed consumption within Pennichuck's core system. That decrease in consumption reflects a declining trend in consumption for Pennichuck's 100 largest commercial and industrial accounts as a result of a modest slowdown in the regional economy.

      During the first quarter of 2003, there were no rate filings made by the Company's regulated utilities. However, in May 2003, Pittsfield filed a Notice of Intent to File for Rate Relief in which it is seeking an increase of approximately $89,000, or 21.6%, in its annual water revenues. It is uncertain (i) whether or not this rate case will be concluded in 2003 or
(ii) the amount of rate increase which will ultimately be determined by the NHPUC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations -- Three Months Ended March 31, 2003 Compared to Three
                         Months Ended March 31, 2002 (Continued)

      Total utility operating expenses were $3.38 million for the quarter ended March 31, 2003, a $218,000, or 6.9%, increase over the same period last year. The combined water utilities' operating costs increased primarily due to (i) approximately $80,000 of increased distribution system expenses as a result of colder temperatures and increased snowfall experienced in the first quarter of 2003, (ii) approximately $18,000 for additional property and liability insurance premiums, consistent with recent changes in the insurance market, (iii) $51,000 of additional depreciation charges and property taxes associated with approximately $5.27 million of new utility plant and equipment placed in service during the past year, (iv) approximately $23,000 in general and administrative salaries due to normal pay increases granted during 2002 and (v) an overall increase of approximately 3% in union wages effective in mid-February 2002.

Real Estate Operations
----------------------

      For the three months ended March 31, 2003, revenues from Southwood's real estate activities were $453,000 compared to $2.56 million for the same period last year. Last year's revenues include $2.43 million from the sale of the remaining 40 acres in Southwood Corporate Park to Winstanley Enterprises, Inc. -- one of Southwood's joint venture partners. The net sales price of $2.43 million was offset by approximately $1.66 million of remaining infrastructure costs which are included in "Operating Expenses - Real estate operations" in 2002 in the accompanying Condensed Consolidated Statements of Income.

      Southwood's revenues for the first quarter of 2003 were derived from two principal sources. First, Southwood has a 50% ownership interest in four limited liability companies ("LLCs"), whose assets and liabilities are not included in the accompanying Condensed Consolidated Balance Sheets. Three of those LLCs each own a commercial office building from which Southwood recorded approximately $158,000 in the first quarter of 2003 as its share of pretax operating income from the rental activities of the LLCs. For the same quarter in 2002, Southwood's share of pretax operating income was approximately $103,000. At March 31, 2003, the principal asset of the fourth LLC was approximately 9.1 acres of land held for future development.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations -- Three Months Ended March 31, 2003 Compared to Three
                         Months Ended March 31, 2002 (Continued)

      The second principal source of revenue from real estate activities in first quarter of 2003 was derived from the sale of land to a regional developer in January 2003. Under the terms of that sale, Southwood conveyed approximately 66.8 acres of land in exchange for approximately $260,000 in cash and a long-term note receivable of $1,223,990. The note, which matures in October 2005, carries a floating interest rate of prime plus 1.5% and is secured by a first mortgage on the property. The pretax gain on that sale was approximately $1.48 million, of which $260,000, representing the net cash received at closing, is included in "Revenues-Real Estate Operations." The remaining gain of $1,223,990, represented by the note receivable, has been deferred since the requirements established under Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," for recognition of all of the profit from this sale have not yet been met. The Company anticipates recognizing the deferred gain on this transaction upon final payment of principal on the note in October 2005.

Contract Operations
-------------------

      Revenues from contract operations were $344,000 for the three months ended March 31, 2003, compared to $322,000 for the same period in 2002. The Service Corporation's revenues consist chiefly of fees under various operations and billing contracts as well as rental income from several tower leases. The $22,000 increase in contract revenues over the same period last year is principally due to CPI adjustments to the contract fees contained in Service Corporation's two largest service agreements with the Town of Hudson, New Hampshire and the Town of Salisbury, Massachusetts.

      Operating expenses associated with our contract operations were $273,000 for the first quarter of 2003 compared to $289,000 for the first quarter of 2002. The decrease in operating expenses associated with our contract operations resulted primarily from (i) a decrease of $8,000 in direct expenses associated with the Hudson contract and (ii) a $17,000 decrease in expenses related to the Service Corporation's Watertight program and other activities.

Other Expenses
--------------

      Other expenses in the first quarter of 2003 include approximately $93,000 and $136,000 of legal and other fees incurred in connection with the pending municipalization offer and pending regulatory investigation, respectively, discussed in Note D to the Notes to Condensed Consolidated Financial Statements.

      During the first quarter of 2003, the Company also incurred approximately $255,000 in merger costs relating to the terminated merger agreement with PSC as shown in the accompanying Condensed Consolidated Statement of Income. The Company currently expects that the legal and other costs associated with both the current municipalization offer and the ongoing regulatory investigations are likely to continue until the resolution of such matters.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Pending Governmental Investigations
-----------------------------------

      The Company has been informed by the Securities and Exchange Commission and the New Hampshire Bureau of Securities Regulation that it is the subject of related investigations by each regulator. The Company understands that the scope of those investigations relates to various real estate development joint ventures, and includes a 1998 real estate transaction between one of those joint ventures and Maurice L. Arel, the Company's former President, and the Company's previous public disclosure regarding that transaction. The Company has received subpoenas from each regulator, seeking the production of documents in connection with their investigations. The Company believes that has cooperated fully with both investigations, and it intends to continue to do so.

      The Company's board of directors has retained legal counsel to conduct an independent review, under the direction of the Company's Audit Committee, of Mr. Arel's 1998 real estate transaction and other matters within the scope of the regulatory investigations. The Company's board of directors believes that independent review is substantially complete and has directed counsel to brief the regulators on the board's findings.

      As reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Note A to the Company's 1998 financial statements, which were included in the Company's annual report to shareholders and incorporated into its Annual Report on Form 10-KSB for that year, disclosed that an executive officer had purchased a home in 1998 from a joint venture between a Pennichuck subsidiary and a real estate developer. Note A stated that the terms of the home purchase "were the same as the terms which would be given to any independent third-party purchaser." Mr. Arel is the executive referenced in that disclosure. Based upon the findings of the internal review, the board of directors of the Company has determined that Mr. Arel's 1998 home purchase in fact was not on terms that would have been available then to any independent third-party purchaser. The Audit Committee is continuing to investigate the matter to determine, among other things, the financial impact of the transaction on the Company, the value of any benefits received by Mr. Arel in that transaction, and what action the Company should take against Mr. Arel or others.

      The SEC and the New Hampshire Bureau of Securities Regulation could seek to impose fines, penalties or other sanctions upon the Company as a result of their respective investigations.

      Mr. Arel retired from the Company as an officer and director on April 2, 2003 and as an employee on May 2, 2003.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Financial Condition

      For the first three months of 2003, the cash required to fund the Company's normal operating activities and its capital improvements program was derived from a combination of operating cash flow and available short-term investments. Typically, our cash needs are at their lowest point of the year during the first quarter since construction activity for our water utilities and the related capital expenditures do not normally begin until the second quarter. Our operating subsidiaries generated approximately $1.16 million in consolidated operating cash flow for the three months ended March 31, 2003.

      For the quarter ended March 31, 2003, our Company's cash and cash equivalents increased by $176,000 to $2.62 million, which is currently held in short-term money market investments. This cash is expected to be used for funding our capital investment program during 2003 and any operating cash flow deficiencies as well as any costs required as a result of the ongoing municipalization effort by the City of Nashua and by the ongoing governmental investigations.

      The Company also maintains a revolving line of credit agreement with a local bank. This line of credit agreement allows the Company and its subsidiaries to borrow up to $2.5 million at interest rates tied to the bank's cost of funds or LIBOR, whichever is lower. At December 31, 2002 and March 31, 2003, there were no outstanding borrowings under this line of credit agreement.

      Other major changes in our financial position from December 31, 2002 to March 31, 2003 were:

   * a decrease of $341,000 in "Prepaid expenses and other current assets" resulting from prepaid property taxes which were amortized and charged against earnings during the first quarter of 2003;

   * a decrease of $243,000 in "Notes receivable" included under Current Assets reflecting the net payments received on a development and construction loan to a local developer which are expected to be repaid in full in May 2003;

   * an increase of $891,000 in operating and other utility assets for capital projects undertaken during the first quarter; and

   * a decrease in retained earnings from $13.94 million at the end of 2002 to $13.62 million at March 31, 2003 as a result of the Company's net income of $147,000 for the first quarter of 2003 offset by common dividends paid of $466,000 during the first quarter.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Financial Condition (Continued)

      The "Long-term note receivable" balance of $1.22 million at March 31, 2003 represents a note received by Southwood from the sale of a 66.8 acre tract of land to a regional developer in January 2003. Under the terms of that sale, Southwood conveyed approximately 66.8 acres of land in exchange for approximately $260,000 in cash and a long-term note receivable of $1,223,990. The note, which matures in October 2005, carries a floating interest rate of prime plus 1.5% and is secured by a first mortgage on the property. The pretax gain on that sale was approximately $1.48 million, of which $260,000, representing the net cash received at closing, is included in "Revenues-Real Estate Operations." The remaining gain of approximately $1.22 million, represented by the note receivable, has been deferred since the requirements established under Statement of Financial Accounting Standards No. 66, " Accounting for Sales of Real Estate," for recognition of all of the profit from this sale have not yet been met.

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

      The use of regulatory assets and liabilities as permitted by Statement of Financial Accounting Standards ("SFAS") No 71, "Accounting for the Effects of Certain Types of Regulation" stipulates generally accepted accounting principles for companies whose rates are established by or are subject to approval by an independent third-party regulator. In accordance with SFAS No. 71, we defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the rate-making process in the period different from when the costs and credits were incurred. These deferred amounts, both assets and liabilities, are then recognized in the income statement in the same period that they are reflected in our rates charged for water utility operations. In the event that our assessment as to the probability of the inclusion in the rate-making process is incorrect, the associated regulatory asset or liability would be adjusted to reflect the change in our assessment or change in regulatory approval.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Forward Looking Information
---------------------------

      This report, including management's discussion and analysis, contains certain forward looking statements regarding the Company's results of operations and financial position. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward looking statements. These forward looking statements are based on current information and expectations available to management at the time the statements are made, and are subject to factors and uncertainties that could cause the Company's actual results to differ materially from those expressed or implied by such forward looking statements. Such statements address the following subjects, among others: likely commencement of eminent domain proceedings before the NHPUC to acquire all or a portion of the Company's water utility assets, and impact thereof on the Company's consolidated business operations and planning; timeliness and extent of water utility rate increases, if any; future operating results in the water utility and real estate sectors; earnings growth and expectations; and corporate spending and liquidity. The following factors, among others, could cause actual results to differ materially from those described in the forward looking statements: with respect to eminent domain proceedings, the timeframe in which proceedings occur, and the results thereof or negotiated alternatives thereto; with respect to regulated water utility rate relief, the timing and amount of rate increases as well as general regulatory lag in realizing changes; with respect to water utility operations, the impact of weather, such as the amount of rainfall and temperature; with respect to real estate development, the impact of overall economic conditions in the local and national economy; with respect to corporate spending and liquidity, changes in capital projects that may affect the Company's level of capital expenditures, any enhanced security measures required to be implemented by water utility companies as a result of September 11th concerns, and expenses related to the pending municipalization efforts by the City of Nashua and others and the ongoing governmental investigations.

PART I. FINANCIAL INFORMATION
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company has entered into two interest rate swap agreements, at a fixed rate of 6.5%, in order to mitigate interest rate risks associated with its floating-rate loans. The

PART I. FINANCIAL INFORMATION
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(Continued)

agreements provide for the exchange of fixed interest rate payments for floating rate interest payment obligations on notional amounts of principal totaling $6,000,000. The Company has designated these interest rate swaps as a cash flow hedge against the variable future cash flows associated with the interest payments due on $6,000,000 of notes. As of March 31, 2003, the Company has recorded a liability of $517,000 in "Other liabilities and deferred credits" associated with these swap agreements with the offsetting amount in "Accumulated Other Comprehensive Income" in the accompanying Condensed Consolidated Balance Sheets.

      The fair market value of the Company's interest rate swaps represents the estimated unrealized loss to terminate these agreements based upon current interest rates.

Item 4: CONTROLS AND PROCEDURES

      We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

      Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the principal executive officer and principal financial officer of Pennichuck Corporation have concluded that Pennichuck Corporation's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by Pennichuck Corporation in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable Securities and Exchange Commission rules and forms.

      There were no significant changes in Pennichuck Corporation's internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

      The Company has been informed by the Securities and Exchange Commission and the New Hampshire Bureau of Securities Regulation that it is the subject of related investigations by each regulator as discussed in greater detail in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Report.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)   Exhibit Index:

      Exhibit
      Number      Exhibit Description
      -------     -------------------

       3.1 Restated Articles of Incorporation of Pennichuck Corporation (Filed as Exhibit 3.1 to the Company's 1990 Form 10-K Report and incorporated herein by reference)

       3.2 Articles of Amendment to the Articles of Incorporation of Pennichuck Corporation (Filed as Exhibit 3.2 to the Company's 1994 Form 10-KSB Report and incorporated herein by reference)

       3.3 Bylaws of Pennichuck Corporation (Filed as Exhibit 3.3 to the Company's 2002 Form 10-K Report and incorporated herein by reference)

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

PART II. OTHER INFORMATION
Item 6.  EXHIBITS AND REPORTS ON FORM 8-K  (Continued)

      Exhibit
      Number      Exhibit Description
      -------     -------------------

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

PART II. OTHER INFORMATION
Item 6.  EXHIBITS AND REPORTS ON FORM 8-K  (Continued)


      Exhibit
      Number      Exhibit Description
      -------     -------------------

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

PART II. OTHER INFORMATION
Item 6.  EXHIBITS AND REPORTS ON FORM 8-K  (Continued)

      Exhibit
      Number      Description of Exhibit
      -------     ----------------------

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

PART II. OTHER INFORMATION
Item 6.  EXHIBITS AND REPORTS ON FORM 8-K  (Continued)

      Exhibit
      Number      Description of Exhibit
      -------     ----------------------

      10.15 2000 Stock Option Plan (Exhibit 4.1 to the Company's Post-Effective Amendment No. 1 to Registration Statement on Form S-8, No. 333-57354, filed on September 17, 2001 and incorporated herein by reference)

      99.1 Statement(s) under Section 906 of the Sarbanes - Oxley Act of 2002 furnished by John R. Kreick, PhD., Principal Executive Officer, and Charles J. Staab, Principal Financial Officer (Filed as Exhibit 99.1 to this report on Form 10-Q).

(b)   Reports on Form 8-K:

      The following Current Reports on Form 8-K were filed by the Registrant during the first quarter of 2003 with the Commission:

      1. Current Report on Form 8-K dated January 8, 2003 under the caption "Item 9. Regulation FD Disclosure."

      2. Current Report on Form 8-K dated February 5, 2003 under the caption "Item 5. Other Events."

      3. Current Report on Form 8-K/A dated February 5, 2003 under the caption "Item 5. Other Events."

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Pennichuck Corporation
                                                ----------------------
                                                (Registrant)

Date: May 15, 2003                              /s/ John R. Kreick
      ------------                              ------------------
                                                John R. Kreick, PhD.,
                                                Principal Executive Officer

Date: May 15, 2003                              /s/ Charles J. Staab
      ------------                              --------------------
                                                Charles J. Staab, Vice
                                                President, Treasurer and
                                                Principal Financial Officer

SECTION 302 CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER
------------------------------------------------------------


      I, John R. Kreick, certify that:

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

Date: May 15, 2003


/s/ John R. Kreick
------------------
Principal Executive Officer

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

Date: May 15, 2003

/s/ Charles J. Staab
--------------------
Vice President, Treasurer and Principal Financial Officer