Form 10-Q
period 2003-06-30
PENNICHUCK CORP
filed 2003-08-14
CIK 788885

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark one)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2003

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from     to     .
                                           ---    ---


                       Commission file number 0-18552
                                              -------

                           Pennichuck Corporation
                           ----------------------
           (Exact name of registrant as specified in its charter)


                  New Hampshire                     02-0177370
                  -------------                     ----------
           (State or other jurisdiction          (I.R.S. Employer
         of incorporation or organization)      Identification  No.)


          Four Water Street, Nashua, New Hampshire        03061
          ----------------------------------------        -----
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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES [ ]      NO [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $1 Par Value-2,391,439 shares as of August 4, 2003

                                    INDEX

                   PENNICHUCK CORPORATION AND SUBSIDIARIES
                                  FORM 10-Q
                                June 30, 2003


PART I.  FINANCIAL INFORMATION                              PAGE NUMBER
------------------------------                              -----------

Item 1.  Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets--
         June 30, 2003 and December 31, 2002                3

         Condensed Consolidated Statements
           of Operations -- Three and six months ended
           June 30, 2003 and 2002                           4

         Condensed Consolidated Statements
           of Cash Flows -- Six months ended
           June 30, 2003 and 2002                           5

         Notes to Condensed Consolidated
           Financial Statements -- June 30, 2003            6-11

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations      12-21

Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk                                21

Item 4.  Controls and Procedures                            21-22


PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings                                  22
Item 2.  Changes in Securities and Use of Proceeds          Not Applicable
Item 3.  Defaults upon Senior Securities                    Not Applicable
Item 4.  Submission of Matters to a Vote
           of Security Holders                              22-23
Item 5.  Other Information                                  Not Applicable
Item 6.  Exhibits and Reports on Form 8-K                   23-27

SIGNATURES                                                  27
----------

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS



                                                           June 30, 2003
                                                            (Unaudited)      December 31, 2002
                                                           -------------     -----------------
ASSETS                                              (In thousands, except share and per share data)

Property, Plant and Equipment                                $110,192            $106,951
Less accumulated depreciation                                 (28,747)            (27,279)
                                                             --------            --------
   Net Property, Plant and Equipment                           81,445              79,672

Current Assets
   Cash and cash equivalents                                      985               2,444
   Restricted cash                                                ---                 151
   Accounts receivable, net                                     3,091               2,853
   Notes receivable                                               ---                 605
   Refundable income taxes                                        ---                 334
   Inventory                                                    1,018                 590
   Prepaid expenses and other current assets                      554                 490
                                                             --------            --------
                                                                5,648               7,467

Other Assets
   Deferred land costs                                            842                 791
   Deferred charges and other assets                            3,266               3,052
   Long-term note receivable                                    1,224                 ---
                                                             --------            --------
                                                                5,332               3,843

TOTAL ASSETS                                                 $ 92,425            $ 90,982
                                                             ========            ========

STOCKHOLDERS' EQUITY AND LIABILITIES
Stockholders' Equity
   Common stock-par value $1 per share
     -authorized 11,500,000 shares - issued
     2,393,391 shares                                        $  2,393            $  2,393
   Paid in capital                                             15,170              15,170
   Retained earnings                                           13,499              13,941
   Accumulated other comprehensive income                        (898)               (927)
   Less Treasury stock, at cost - 1,952 shares                   (138)               (144)
                                                             --------            --------
                                                               30,026              30,433

Minority Interest                                                  34                 ---

Long Term Debt, less current portion                           26,975              26,860

Current Liabilities
   Current portion of long term debt                              354                 354
   Accounts payable                                             1,193                 673
   Accrued interest payable                                       371                 370
   Income taxes payable                                           436                 ---
   Other accrued expenses                                       1,114               1,534
                                                             --------            --------
                                                                3,468               2,931

Deferred Credits and Other Reserves
   Contributions in aid of construction                        20,492              20,261
   Deferred income taxes                                        6,251               6,634
   Deferred gain on land sale                                   1,224                 ---
   Other liabilities and deferred credits                       3,955               3,863
                                                             --------            --------
TOTAL STOCKHOLDERS' EQUITY & LIABILITIES                     $ 92,425            $ 90,982
                                                             ========            ========


See notes to condensed consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                       Quarter Ended                 Six Months Ended
                                                          June 30                         June 30
                                                   2003            2002            2003            2002
                                                   ----            ----            ----            ----
                                                          (In thousands, except per share amounts
                                                           and weighted average number of shares)

Revenues
   Water utility operations                     $    4,567      $    4,462      $    8,619      $    8,414
   Real estate operations                              277             194             729           2,772
   Contract operations                                 390             385             734             707
   Other                                                28              12              40              25
                                                ----------      ----------      ----------      ----------
                                                     5,262           5,053          10,122          11,918
Operating expenses
   Water utility operations                          3,490           3,241           6,867           6,400
   Real estate operations                               17              42              40           1,782
   Contract operations                                 375             255             648             544
   Other                                                 5              56              --              61
                                                ----------      ----------      ----------      ----------
                                                     3,887           3,594           7,555           8,787

Operating income                                     1,375           1,459           2,567           3,131

   Merger and other expenses                          (205)         (1,396)           (689)         (1,571)
   Other income                                         16              35              28              77
   Interest expense                                   (489)           (500)           (979)           (993)
                                                ----------      ----------      ----------      ----------

Income (loss) before income taxes                      697            (402)            927             644
   Provision for income taxes                          270             307             354             723
                                                ----------      ----------      ----------      ----------

Net income (loss) before minority interest             427            (709)            573             (79)

Minority interest in (earnings) of
  Westwood Park LLC, net of tax                        (34)             --             (34)             --
                                                ----------      ----------      ----------      ----------

Net Income (loss)                                      393            (709)            539             (79)

Other comprehensive income:
   Unrealized gain (loss) on
     derivatives, net of tax                            15              14              29             (62)
                                                ----------      ----------      ----------      ----------

Comprehensive income                            $      408      $     (695)     $      568      $     (141)
                                                ==========      ==========      ==========      ==========

Net earnings (loss) per common share:
   Basic                                        $      .16      $     (.30)     $      .23      $     (.03)
   Diluted                                      $      .16      $     (.29)     $      .22      $     (.03)

Weighted average common shares:
   Basic                                         2,391,439       2,391,439       2,391,439       2,390,283
   Diluted                                       2,398,824       2,405,765       2,398,748       2,402,478

Dividends paid per common share                 $     .215      $     .195      $      .41      $      .39
                                                ==========      ==========      ==========      ==========


See notes to condensed consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                       Six Months Ended
                                                           June 30
                                                       2003        2002
                                                       ----        ----
                                                        (In thousands)

Operating Activities
   Net income (loss)                                  $  539      $  (79)
Adjustments to reconcile net income
     to net cash provided by operating
     activities:
      Depreciation and amortization                    1,408       1,382
      Gain on sale of land                              (260)        ---
      Allocation of land costs                           ---       1,662
      Deferred income taxes                               90          45
      Change in other assets and liabilities             393        (893)
                                                      ------      ------
Net cash provided by operating activities              2,170       2,117

Investing Activities:
   Purchase of property, plant and
     equipment and other assets                       (3,153)     (1,860)
   Proceeds from sale of land, net                       260         ---
   Increase in contributions in aid of
     construction                                         97         153
   Increase (decrease) in other                           26        (187)
                                                      ------      ------
Net cash used in investing activities                 (2,770)     (1,894)

Financing Activities:
   Payments on long-term debt                            (80)        (71)
   Proceeds from issuance of debt                        196         ---
   Payment of common dividends                          (981)       (932)
   Proceeds from dividend reinvestment plan
     and other                                             6          99
                                                      ------      ------
Net cash used in financing activities                   (859)       (904)

Decrease in cash and cash equivalents                 (1,459)       (681)
Cash and cash equivalents at beginning of period       2,444       3,272
                                                      ------      ------
Cash and cash equivalents at end of period            $  985      $2,591
                                                      ======      ======



Supplemental Cash Flow Information. Interest paid was $1,038,000 and $965,000 for the six months ended June 30, 2003 and 2002, respectively. No income taxes were paid during the six months ended June 30, 2003. Income taxes paid during the six months ended June 30, 2002 were $97,000. Non-cash items for the six months ended June 30, 2003 include the deferred gain on a land sale of $1.224 million and the related long-term note receivable as discussed in Note E of the Notes to Condensed Consolidated Financial Statements and contributions in aid of construction totaling $304,000 and $106,000 for the six months ended June 30, 2003 and 2002, respectively.

See notes to condensed consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2003

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

      Certain amounts for the three and six months ended June 30, 2002 have been reclassified to conform with the 2003 financial statement presentation. These reclassifications had no effect on net income and relate primarily to the disclosure of "Other revenues" and "Other expenses" as separate line items in the Condensed Consolidated Statements of Operations.

NOTE B -- BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The Balance Sheet amounts shown under the December 31, 2002 column have been derived from the audited financial statements of the Company as contained in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE C - NEW ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). This statement requires that the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amounts of the long-lived assets. SFAS No. 143 is effective for all fiscal years beginning after June 15, 2002 and became effective for the Company on January 1, 2003. Adoption of this Statement did not have a material impact on the Company's results of operations or financial position.

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2003

NOTE C - NEW ACCOUNTING PRONOUNCEMENTS (Continued)

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure- an amendment to FASB Statement No. 123" (SFAS 148) which provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 requires prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation. At this time, the Company does not intend to change to the fair value based method of accounting for stock-based compensation. On a pro forma basis, the Company's net income and earnings per share for the three and six months ended June 30, 2003 and 2002 would have been reduced to the following amounts had compensation cost for the plan been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation." There was no stock-based employee compensation awarded for the six months ended June 30, 2003.


                                                  Three Months Ended      Six Months Ended
                                                        June 30                June 30
                                                    2003       2002        2003       2002
                                                    ----       ----        ----       ----
                                                    (In thousands, except per share data)

Net income (loss):
   As reported                                     $ 393      $(709)      $ 539      $ (79)
   Deduct total stock-based employee
     compensation expense determined under
     fair value method for all awards, net of
     related tax effects                            (---)      (---)       (---)      (145)
                                                   -----      -----       -----      -----
   Pro forma                                       $ 393      $ 709       $ 539      $(224)

Basic earnings per share:
   As reported                                     $ .16      $(.30)      $ .23      $(.03)
   Pro forma                                       $ .16      $(.30)      $ .23      $(.09)

Diluted earnings per share:
   As reported                                     $ .16      $(.29)      $ .22      $(.03)
   Pro forma                                       $ .16      $(.29)      $ .22      $(.09)


      In November 2002, FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (the "Interpretation"). The Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. It also clarifies that a guarantor is

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2003

NOTE C - NEW ACCOUNTING PRONOUNCEMENTS (Continued)

required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. For Pennichuck Corporation, disclosure requirements were effective with the 2002 financial statements contained in its most recent Form 10-K report. The application of this Interpretation did not materially impact the financial condition, results of operations, and cash flows of Pennichuck Corporation.

      Southwood has issued a financial guarantee of one-half of the outstanding mortgage balances associated with three limited liability companies in which it has a 50% ownership interest. At June 30, 2003, Southwood was contingently liable on approximately $4.66 million of mortgage indebtedness associated with those limited liability companies.

      In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51." FIN 46 establishes accounting, reporting and disclosure requirements for companies that currently hold unconsolidated investments in Variable Interest Entities ("VIEs"). Depending on the nature of the interest, reporting of a VIE could be satisfied by disclosure or full consolidation. FIN 46 applies immediately to VIEs created or acquired after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs that were previously created or acquired before February 1, 2003. The Company does not hold interests in any VIEs, and does not expect the adoption of FIN 46 to have a material effect on its combined financial statements.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented with their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that SFAS No. 150 will have a material effect on its combined financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2003

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

      However, on November 26, 2002, the Board of Aldermen of the City of Nashua, New Hampshire adopted a resolution calling for a referendum on January 14, 2003 that, if passed, would authorize Nashua to pursue the acquisition, by an eminent domain proceeding or otherwise, of all or a portion of Pennichuck's water system serving the residents of Nashua and others. The voters of Nashua passed the referendum on January 14, 2003. Subsequently, on February 4, 2003, the Company announced that it had reached an agreement with PSC to terminate PSC's pending acquisition of the Company. The decision to terminate the merger agreement resulted from the ongoing efforts by the City of Nashua (the "City") to acquire Pennichuck's utility plant and property by eminent domain. Expenses associated with the PSC merger transaction and related issues totaled approximately $231,000 (or approximately $139,000 on an after-tax basis) for the six months ended June 30, 2003.

Pending Municipalization
------------------------

      The City formally notified the Company's utility subsidiaries on February 5, 2003 of its intention to acquire all or a portion of their plant and property. The notification letters from the City stated that the City was acting pursuant to New Hampshire's utility municipalization statute. The City did not propose a purchase price for the assets in its initial notification to the utility subsidiaries. On March 25, 2003, the Company's three utilities notified the City of their decision not to sell their plant and property. Under New Hampshire statutes, a municipality may seek the NHPUC's authorization to compel the sale of utility assets through an eminent domain proceeding if the utility does not agree to sell the assets voluntarily. By letter dated March 26, 2003, the City indicated its intent to pursue such an eminent domain proceeding. It is not certain whether the City would ultimately choose to complete the acquisition of all or any portion of the three utilities'

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2003

NOTE D - COMMITMENTS AND CONTINGENCIES (Continued)

plant and property even if the NHPUC were to approve such an acquisition and establish a price for it.

      On April 8, 2003, the Town of Pittsfield formally notified Pittsfield Aqueduct Company, Inc. that it wished to acquire the plant and property of that company. The letter indicated that the Town was providing its notification pursuant to the New Hampshire utility municipalization statute. By letter dated May 28, 2003, Pittsfield Aqueduct Company, Inc. notified the Town of Pittsfield of its decision not to sell its plant and property.

      The Company cannot predict the ultimate outcome of these matters. It is possible that, if the acquisition efforts of the City and the Town of Pittsfield are successful, the financial position of the Company would be materially impacted. No adjustments have been recorded in the accompanying condensed financial statements for these uncertainties.

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

      The Company's board of directors has retained legal counsel to conduct an independent review, under the direction of the Company's Audit Committee, of Mr. Arel's 1998 real estate transaction and other matters that the Company believes are within the scope of the regulatory investigations. The Company's board of directors believes that independent review is substantially complete, and at the board's direction, counsel has briefed the regulators on the board's findings.

      As reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Note A to the Company's 1998 financial statements, which were included in the Company's annual report to shareholders and incorporated into its Annual Report on Form 10-KSB for that year, disclosed that an executive officer had purchased a home in 1998 from a joint venture between a Pennichuck subsidiary and a real estate developer. Note A stated that the terms of the home purchase "were the same as the terms which would be given to any independent third-party purchaser." Mr. Arel is the executive referenced in that disclosure. Based upon the findings of the internal review, the board of directors of the Company has determined that Mr. Arel's 1998 home

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2003

NOTE D - COMMITMENTS AND CONTINGENCIES (Continued)

purchase in fact was not on terms that would have been available then to any independent third-party purchaser. The board is continuing to consider what action the Company should take against Mr. Arel in light of these facts, the ongoing regulatory investigations and the related expenses incurred by the Company, among other factors.

      The SEC and the New Hampshire Bureau of Securities Regulation could seek to impose fines, penalties or other sanctions upon the Company as a result of their respective investigations. The Company cannot predict the ultimate outcome of this matter and accordingly, no adjustments have been made in the accompanying condensed financial statements for these uncertainties.

      Mr. Arel retired from the Company as an officer and director on April 2, 2003 and as an employee on May 2, 2003.

NOTE E - DEFERRED GAIN ON LAND SALE

      In January 2003, Southwood sold a tract of land to a regional developer for approximately $1.5 million. Under the terms of that sale, Southwood conveyed approximately 66.8 acres of land in exchange for approximately $260,000 in cash and a long-term note receivable of $1,223,990. The note, which matures in October 2005, carries a floating interest rate of prime plus 1.5% and is secured by a first mortgage on the property. The pretax gain on that sale was approximately $1.48 million, of which $260,000, representing the net cash received at closing, is included in "Revenues-Real Estate Operations." The remaining gain of $1,223,990, represented by the note receivable, has been deferred until payment of the note since the requirements established under Statement of Financial Accounting Standards No. 66, " Accounting for Sales of Real Estate," for recognition of all of the profit from this sale have not yet been met.

PART I. FINANCIAL INFORMATION
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Information
---------------------------

      This report, including management's discussion and analysis, contains forward looking statements regarding the Company's results of operations and financial condition. Any statements contained herein that do not describe historical facts are forward looking statements. These forward looking statements are based on current information and expectations available to management at the time the statements are made, and are subject to factors and uncertainties that could cause the Company's actual results to differ materially from those expressed or implied by such forward looking statements. Such statements address the following subjects, among others: likely commencement of eminent domain proceedings before the NHPUC to acquire all or a portion of the Company's water utility assets, and impact thereof on the Company's consolidated business operations and planning; timeliness and extent of water utility rate increases, if any; future operating results in the water utility and real estate sectors; earnings growth and expectations; and corporate spending and liquidity. The following factors, among others, could cause actual results to differ materially from those described in the forward looking statements: with respect to eminent domain proceedings, the timeframe in which proceedings occur, and the results thereof or negotiated alternatives thereto; with respect to regulated water utility rate relief, the timing and amount of rate increases as well as general regulatory lag in realizing changes; with respect to water utility operations, the impact of weather, such as the amount of rainfall and temperature; with respect to real estate development, the impact of overall economic conditions in the local and national economy; with respect to corporate spending and liquidity, changes in capital projects that may affect the Company's level of capital expenditures, any enhanced security measures required to be implemented by water utility companies as a result of September 11th concerns, and expenses related to the pending municipalization efforts by the City of Nashua and others and the ongoing governmental investigations.

Results of Operations - - Three Months Ended June 30, 2003 Compared to Three
                          Months Ended June 30, 2002

      For the three months ended June 30, 2003, consolidated net income was $393,000, compared to a loss of $709,000 for the same period in 2002. Basic earnings per common share were $.16 for the second quarter of 2003 compared to a basic loss per share of $.30 in the second quarter of 2002. A principal reason for the loss in 2002 was $1.4 million in merger-related costs associated with the termination of the Philadelphia Suburban Corporation planned merger. The Company's consolidated revenues for the second quarter of 2003 totaled $5.26 million - a 4% increase over the second quarter of 2002. As discussed in greater detail below, this increase in consolidated revenues occurred primarily in the Company's water utility and real estate segments.

      Our consolidated revenues are generally seasonal due to the overall significance of the water sales of Pennichuck, Pennichuck East and Pittsfield as a percent of consolidated revenues. Water revenues are typically at their lowest point during the first and fourth quarters of the calendar year while water revenues in the second and third quarters tend to

Results of Operations - - Three Months Ended June 30, 2003 Compared to Three
                          Months Ended June 30, 2002 (Continued)

be greater as a result of increased water consumption during the late spring and summer months. In addition, our consolidated revenues may be significantly affected by sales of major real estate parcels, which may occur from time to time.

Water Utility Operations
------------------------

      The Company's water utility operations include the activities of Pennichuck, Pennichuck East and Pittsfield, each of which is regulated by the New Hampshire Public Utilities Commission (the "NHPUC"). The combined utility operating revenues for the three months ended June 30, 2003 increased $105,000 to $4.57 million, or a 2.4% increase from the same period in 2002 as shown in the table below broken out by each regulated water utility:

                                    (in thousands)
                     June 30, 2003      June 30, 2002      Change
                     -------------      -------------      ------
Pennichuck               $3,707             $3,642          $ 65
Pennichuck East             762                719            43
Pittsfield                   98                101            (3)
                         ------             ------          ----
   Total                 $4,567             $4,462          $105
                         ======             ======          ====

      The percentage of each utility's revenues to the total combined utility revenues remained generally unchanged from the second quarter of 2002 to the second quarter of 2003.

      The net increase in combined utility revenues was a result of (i) an increase in the utilities' combined customer base of 550, representing a 1.9% increase and (ii) the benefit of a 5.76% rate increase granted to Pennichuck in March 2002 for service rendered on or after April 1, 2002, offset, however, by a 3.3% decrease in billed consumption within Pennichuck's core system. That decrease in consumption reflects a declining trend in consumption for Pennichuck's 100 largest commercial and industrial accounts as a result of a modest slowdown in the regional economy.

      In May 2003, Pittsfield filed a Notice of Intent to File for Rate Relief in which it is seeking an increase of approximately $67,000, or 16.3%, in its annual water revenues. It is uncertain (i) whether or not this rate case will be concluded in 2003 or (ii) the amount of rate increase which will ultimately be determined by the NHPUC. Currently, there are no pending rate filings for either Pennichuck or Pennichuck East.

      Total utility operating expenses were $3.49 million for the quarter ended June 30, 2003, a $249,000, or 7.7%, increase over the same period last year. The combined water utilities' operating costs increased primarily due to (i) approximately $118,000 of increased distribution system expenses as a result of an extensive flushing program in Pennichuck's and Pennichuck East's distribution systems; (ii) approximately $31,000 for additional property and liability insurance premiums, consistent with recent changes in

Results of Operations - - Three Months Ended June 30, 2003 Compared to Three
                          Months Ended June 30, 2002 (Continued)

the insurance market, (iii) $43,000 of additional depreciation charges associated with approximately $5.27 million of new utility plant and equipment placed in service during 2002, (iv) approximately $28,000 in general and administrative expenses reflecting principally increases in salaries and benefits and (v) an overall increase of approximately 3% in union wages effective in mid-February 2003.

Real Estate Operations
----------------------

      For the quarter ended June 30, 2003, revenues from Southwood's real estate activities were $277,000 compared to $194,000 for the same period last year. Southwood's revenues for the second quarter of 2003 were derived from two principal sources. First, Southwood has a 50% ownership interest in four limited liability companies ("LLCs"), whose assets and liabilities are not included in the accompanying Condensed Consolidated Balance Sheets. Three of those LLCs each own a commercial office building from which Southwood recorded approximately $81,000 in the second quarter of 2003 as its share of pretax operating income from the rental activities of the LLCs. For the same quarter in 2002, Southwood's share of pretax operating income was approximately $21,000. At June 30, 2003, the principal asset of the fourth LLC was approximately 9.1 acres of land held for future development.

      The second source of real estate revenues was approximately $42,000 of interest income and equity premiums earned on certain amounts loaned to a local, unrelated developer to fund the development and construction of a five unit residential development. The loans to the developer were secured by a first mortgage on the properties and all amounts due from the developer, including principal and accrued interest, were paid in full in May 2003.

Contract Operations
-------------------

      Revenues from contract operations were $390,000 for the three months ended June 30, 2003, compared to $385,000 for the same period in 2002. The Service Corporation's revenues consist chiefly of fees under various operations and billing contracts with the Town of Hudson, New Hampshire and the Town of Salisbury, Massachusetts and approximately 50 non-transient, non-community water systems ("NTNCWS") throughout southern and central New Hampshire. The $5,000 increase in contract revenues over the same period last year is principally due to CPI adjustments to the contract fees contained in Service Corporation's service agreements with the two municipalities and the addition of 12 new NTNCWS contracts over last year partially offset, however, by approximately $11,000 in lower revenues from sundry consulting services performed during the first and second quarters of 2002. There have been no such consulting services thus far in 2003.

      Operating expenses associated with our contract operations were $375,000 for the second quarter of 2003 compared to $255,000 for the second quarter of 2002. The increase in operating expenses associated with our contract operations resulted primarily from an $89,000 increase in intercompany charges reflecting additional time and resources

Results of Operations - - Three Months Ended June 30, 2003 Compared to Three
                          Months Ended June 30, 2002 (Continued)

allocable to the Service Corporation activities, including new business development.

Other Expenses
--------------

      Merger and other expenses in the second quarter of 2003 which totaled $205,000 relate primarily to legal and other fees incurred in connection with the pending municipalization process and pending regulatory investigation discussed in Note D to the Notes to Condensed Consolidated Financial Statements. There were no such charges during the second quarter of 2002.
The Company currently expects that the legal and other costs associated with both the current municipalization offer and the ongoing regulatory investigations are likely to continue until the resolution of such matters.

      For the three months ended June 30, 2002, merger and other expenses was comprised chiefly of costs associated with the Company's planned merger with Philadelphia Suburban Corporation which was terminated in February 2003 as discussed in Note D to the Notes to Condensed Consolidated Financial Statements. There were no such merger-related costs during the second quarter of 2003.

Results of Operations - Six Months Ended June 30, 2003 Compared to Six
                        Months Ended June 30, 2002

      For the six months ended June 30, 2003, the Company's consolidated net income was $539,000, or $.23 per share. For the same period last year, the Company incurred a net loss of $79,000, or $.03 per share, principally due to the merger expenses associated with the planned merger with Philadelphia Suburban Corporation. Year-to-date consolidated revenues in 2003 were $10.12 million compared to $11.92 million last year. As discussed below, the decline in consolidated revenues occurred primarily in the Company's real estate business segment due to the sale of a major tract of land in the first quarter of 2002.

Water Utility Operations
------------------------

      Utility operating revenues for the six months ended June 30, 2003 increased to $8.62 million, or 2.4%, from the same period in 2002 as shown in the table below broken out by each of our regulated water utilities:

                                    (in thousands)
                     June 30, 2003      June 30, 2002      Change
                     -------------      -------------      ------
Pennichuck               $7,033             $6,880          $153
Pennichuck East           1,355              1,332            23
Pittsfield                  231                202            29
                         ------             ------          ----
Total                    $8,619             $8,414          $205
                         ======             ======          ====

Results of Operations - Six Months Ended June 30, 2003 Compared to Six
                        Months Ended June 30, 2002 (Continued)

      For the six months ended June 30, 2003, 81%, 16% and 3% of the combined utilities' operating income was provided by Pennichuck, Pennichuck East and Pittsfield, respectively, which was comparable to 2002.

      The increase in overall water revenues was derived primarily from our core system, Pennichuck. Although year-to-date billed consumption within the core system declined 2.3% from the same period last year, that negative impact on water revenues was partially offset by the positive effect of the 5.76% rate increase implemented by Pennichuck in April 2002. Accordingly, water revenues of Pennichuck's core system for the first six months of 2003 increased 2.2% over the same period last year. Additionally, water revenues reflect a 1.9% increase in the combined utilities' customer base from June 30, 2002 to June 30, 2003.

      For the six months ended June 30, 2003, utility operating expenses increased by $467,000, or 7%, to $6,867,000. That combined increase in the utilities' operating expenses over the first half of 2002 resulted chiefly from (i) $173,000 of increased distribution system expenses as a result of colder temperatures experienced in the first quarter of 2003 and the utilities' aggressive system flushing program in the second quarter of 2003,
(ii) approximately $71,000 of additional depreciation expense recognized by our three utilities for the first half of 2003 as a result of their additional investment in plant assets during 2002 and 2003, (iii) $79,000 of increased property taxes as a result of increased additional plant assets taxable by local and state authorities, (iv) $70,000 of increased insurance premiums for additional property and liability insurance premiums, consistent with recent changes in the insurance market and (v) approximately $60,000 for increased salaries and benefits.

Real Estate Operations
----------------------

      For the six months ended June 30, 2003, revenues from Southwood's real estate activities were $729,000 compared to $2,772,000 for the same period last year. This decrease resulted primarily from the sale of the remaining 40 acres in Southwood Corporate Park in January 2002 for $2.43 million. The remaining infrastructure costs allocable to that sale of approximately $1.66 million are included in "Operating Expenses - Real estate operations" in the accompanying Condensed Consolidated Statements of Operations for 2002.

      Southwood's revenues for the first half of 2003 include approximately $239,000 representing its 50% share of the pretax profits from the office leasing activities of the three LLCs discussed earlier. For the same period in 2002, Southwood's share of pretax operating income from the LLCs was approximately $124,000.

      Revenue from real estate activities in 2003 also reflects the sale of land to a regional developer in January 2003. Under the terms of that sale, Southwood conveyed approximately 66.8 acres of land in exchange for approximately $260,000 in cash and a long-term note receivable of $1,223,990. The note, which matures in October 2005, carries a floating interest rate of prime plus 1.5% and is secured by a first mortgage on the

Results of Operations - Six Months Ended June 30, 2003 Compared to Six
                        Months Ended June 30, 2002 (Continued)

property. The pretax gain on that sale was approximately $1.48 million, of which $260,000, representing the net cash received at closing, is included in "Revenues-Real Estate Operations." The remaining gain of $1,223,990, represented by the note receivable, has been deferred since the requirements established under Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," for recognition of all of the profit from this sale have not yet been met. The Company anticipates recognizing the deferred gain on this transaction upon final payment of principal on the note in October 2005.

      Operating expenses associated with our real estate activities for the first six months of 2003 totaled $40,000, comprised chiefly of allocated intercompany charges and property taxes on the remaining Southwood landholdings.

Contract Operations
-------------------

      Revenues from contract operations totaled $734,000 for the six months ended June 30, 2003, representing a $27,000 increase over the same period last year. The increase over last year includes (i) the addition of 12 new NTNCWS contracts from June 30, 2002 and (ii) CPI increases in contract fees earned in the first six months of 2003, partially offset by lower revenues from sundry consulting services performed during 2002 compared to 2003.

      Operating expenses associated with our contract operations were $648,000 and $544,000 for the first six months of 2003 and 2002, respectively. The increase in operating expenses associated with our contract operations resulted primarily from additional intercompany charges of $115,000 reflecting additional time and resources allocable to the Service Corporation activities, including new business development.

Other Expenses
--------------

      Merger and other expenses for the six months ended June 30, 2003 totaled $689,000 compared to $1,571,000 during the same period last year. Other expenses in the current year related primarily to legal and other fees incurred in connection with the pending municipalization process and pending regulatory investigation discussed in Note D to the Notes to Condensed Consolidated Financial Statements. There were no such charges during the second quarter of 2002. The Company currently expects that the legal and other costs associated with both the current municipalization offer and the ongoing regulatory investigations are likely to continue until the resolution of such matters.

      For the six months ended June 30, 2002, merger and other expenses was comprised chiefly of costs associated with the Company's planned merger with Philadelphia Suburban Corporation which was terminated in February 2003 as discussed in Note D to the Notes to Condensed Consolidated Financial Statements.

Results of Operations - Six Months Ended June 30, 2003 Compared to Six
                        Months Ended June 30, 2002 (Continued)

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

      The Company's board of directors has retained legal counsel to conduct an independent review, under the direction of the Company's Audit Committee, of Mr. Arel's 1998 real estate transaction and other matters that the Company believes are within the scope of the regulatory investigations. The Company's board of directors believes that independent review is substantially complete, and at the board's discretion, counsel has briefed the regulators on the board's findings.

      As reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Note A to the Company's 1998 financial statements, which were included in the Company's annual report to shareholders and incorporated into its Annual Report on Form 10-KSB for that year, disclosed that an executive officer had purchased a home in 1998 from a joint venture between a Pennichuck subsidiary and a real estate developer. Note A stated that the terms of the home purchase "were the same as the terms which would be given to any independent third-party purchaser." Mr. Arel is the executive referenced in that disclosure. Based upon the findings of the internal review, the board of directors of the Company has determined that Mr. Arel's 1998 home purchase in fact was not on terms that would have been available then to any independent third-party purchaser. The board is continuing to consider what action the Company should take against Mr. Arel in light of these facts, the ongoing Regulatory investigations and the Related expenses incurred by the Company, among other factors.

      The SEC and the New Hampshire Bureau of Securities Regulation could seek to impose fines, penalties or other sanctions upon the Company as a result of their respective investigations. The Company cannot predict the ultimate outcome of this matter and, accordingly, no adjustments have been made in the accompanying condensed financial statements for these uncertainties.

      Mr. Arel retired from the Company as an officer and director on April 2, 2003 and as an employee on May 2, 2003.

Liquidity and Capital Resources


      For the first half of 2003, the cash required to fund the Company's normal operating activities and its capital improvements program was derived from a combination of operating cash flow, available short-term investments and low interest, state revolving loan funds. Typically, our cash needs are at their lowest point of the year during the first quarter and early second quarter since construction activity for our water utilities and the related capital expenditures do not normally begin until the second quarter. Our operating subsidiaries generated approximately $2.17 million in consolidated operating cash flow for the six months ended June 30, 2003.

      The Company's cash and cash equivalents at June 30, 2003 decreased by $1.46 million to $985,000, which is currently held in short-term money market investments. This available cash is expected to be used to partially fund our capital investment program during the remainder of 2003. Year-to-date capital expenditures in 2003 totaled approximately $2.9 million. It is anticipated that any additional cash required to fund the Company's remaining $5 million of planned capital expenditures will be provided by operating cash flow, short-term borrowings under a revolving line of credit and various federal and state grants and revolving loan funds.

      The Company maintains a revolving line of credit agreement with Fleet National Bank. This line of credit agreement allows the Company and its subsidiaries to borrow up to $2.5 million at interest rates tied to the bank's cost of funds or LIBOR, whichever is lower. At December 31, 2002 and June 30, 2003, there were no outstanding borrowings under this line of credit agreement.

      The following is a discussion of other major changes in the Company's consolidated financial position from December 31, 2002 to June 30, 2003.

   * Notes receivable included under Current Assets decreased by $605,000 reflecting the net payments received on a development and construction loan to a local developer which were repaid in full in May 2003.

   * Inventory increased to $1.0 million, or $428,000 from the end of 2002, principally due to the purchase of remote radio read devices which will be integrated with the water meters currently installed on the customers' premises.

   * Consolidated accounts payable at June 30, 2003 was $1.19 million, compared to $673,000 at December 31, 2002. This increase principally reflects additional vendor invoices associated with the purchase of the remote radio reads discussed above and additional retainage amounts with contractors for repairs, improvements, and certain capital projects.

   * Retained earnings decreased from $13.9 million at the end of 2002 to $13.5 million at June 30, 2003 as a result of net income earned of $539,000 for the first half of 2003 offset by common dividends paid of $981,000.

   * Other accrued expenses included under Current Liabilities decreased by $420,000 principally as a result of the timing of year-end construction projects.

   * The "Long-term note receivable" balance of $1.2 million at June 30, 2003 represents a note received by Southwood from the sale of a 66.8 acre tract of land to a regional developer in January 2003. Under the terms of that sale, Southwood conveyed approximately 66.8 acres of land in exchange for approximately $260,000 in cash and a long-term note receivable of $1,223,990. The note, which matures in October 2005, carries a floating interest rate of prime plus 1.5% and is secured by a first mortgage on the property. The pretax gain on that sale was approximately $1.48 million, of which $260,000, representing the net cash received at closing, is included in "Revenues-Real Estate Operations." The remaining gain of approximately $1.22 million, represented by the note receivable, has been deferred until payment of the note since the requirements established under Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," for recognition of all of the profit from this sale has not yet been met.

Critical Accounting Policies, Significant Estimates and Judgments
-----------------------------------------------------------------

      The Company has identified the accounting policies below as those policies critical to the business operations and the understanding of the results of operations. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. Accounting principles generally accepted in the United States require us to make estimates and judgments in several areas. Our critical accounting policies are as follows:

      The use of regulatory assets and liabilities as permitted by Statement of Financial Accounting Standards ("SFAS") No 71, "Accounting for the Effects of Certain Types of Regulation" stipulates generally accepted accounting principles for companies whose rates are established by or are subject to approval by an independent third-party regulator. In accordance with SFAS No. 71, we defer costs and credits on the balance sheet as

Critical Accounting Policies, Significant Estimates and Judgments
-----------------------------------------------------------------

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

PART I. FINANCIAL INFORMATION
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company has entered into two interest rate swap agreements, at a fixed rate of 6.5%, in order to mitigate interest rate risks associated with its floating-rate loans. The agreements provide for the exchange of fixed interest rate payments for floating rate interest payment obligations on notional amounts of principal totaling $6,000,000. The Company has designated these interest rate swaps as a cash flow hedge against the variable future cash flows associated with the interest payments due on $6,000,000 of notes. As of June 30, 2003, the Company has recorded a liability of $493,000 in "Other liabilities and deferred credits" associated with these swap agreements with the offsetting amount in "Accumulated Other Comprehensive Income" in the accompanying Condensed Consolidated Balance Sheets.

      The fair market value of the Company's interest rate swaps represents the estimated unrealized loss to terminate these agreements based upon current interest rates.

Item 4: CONTROLS AND PROCEDURES

      We have established disclosure controls and procedures designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 ("Exchange Act").

PART I. FINANCIAL INFORMATION
Item 4: CONTROLS AND PROCEDURES (Continued)

      Based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) required by Rule 13a-15(b) as of June 30, 2003, the end of the period covered by this Quarterly Report on Form 10-Q, the principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable Securities and Exchange Commission's rules and forms.

      There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

      The Company has been informed by the Securities and Exchange Commission and the New Hampshire Bureau of Securities Regulation that it is the subject of related investigations by each regulator as discussed in greater detail in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Report. These matters were addressed in the Company's quarterly report on Form 10-Q for the period ended March 31, 2003.

Item 4. Submission of Matters to a Vote of Security Holders

(a) On May 27, 2003, the Company held its Annual Meeting of Shareholders to elect two directors and to ratify the appointment by the Board of Directors of the firm of PricewaterhouseCoopers LLP as independent accountants of the Company for the year ending December 31, 2003.

(b) The following incumbent directors were re-elected to a three year term expiring at the Annual Meeting of Shareholders in 2006:

                       Number of Shares Voting --
                             For        Withheld
                             ---        --------

Joseph A. Bellavance      1,879,882      54,498
Robert P. Keller          1,860,364      74,016

The continuing directors whose terms expire beyond the May 27, 2003 Annual Meeting date are:

Charles E. Clough          Hannah M. McCarthy
Stephen J. Densberger      Martha T. O'Neill
John R. Kreick             Charles J. Staab



PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders (Continued)

(c) By a vote of 1,916,385 shares FOR, 1,066 shares ABSTAINING and 6,929 shares AGAINST, the Board of Directors' appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the year ending December 31, 2003 was ratified.

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

      Exhibit
      Number      Exhibit Description
      -------     -------------------

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

      Exhibit
      Number      Exhibit Description
      -------     -------------------

      10.3        Second Amendment dated March 23, 1994 to Line of
                  Credit Agreement between Pennichuck Corporation and Fleet Bank-NH dated October 2, 1991 (Filed as
                  Exhibit 10.7 to the Company's 1994 first quarter
                  Form 10-QSB Report and incorporated herein by reference)

      10.4 Amended and Restated Revolving Line of Credit Loan Agreement dated March 23, 1994 between Pennichuck Corporation and Fleet Bank-NH (Filed as Exhibit 10.8 to the Company's 1994 second quarter Form 10-QSB Report and incorporated herein by reference)

      10.5 Amendment Agreement dated May 4, 1995 to Amended and Restated Revolving Line of Credit Loan Agreement dated March 23, 1994 between Pennichuck Corporation and Fleet Bank-NH (Filed as Exhibit 10.8 to the Company's 1995 second quarter Form 10-QSB Report and incorporated herein by reference)

      10.6 1995 Stock Option Plan (Filed as Exhibit 4.1 to the Company's Post-Effective Amendment No. 1 to Registration Statement on Form S-8, filed September 17, 2001, No. 333-57352, and incorporated herein by reference)

      10.7 Amendment Agreement dated July 31, 1996 to Amended and Restated Revolving Line of Credit Loan Agreement dated March 23, 1994 between Pennichuck Corporation and Fleet Bank-NH (Filed as Exhibit 10.10 to the Company's 1996 third quarter Form 10-QSB Report and incorporated herein by reference)

      10.8 Amendment Agreement dated March 18, 1998 to Amended and Restated Revolving Line of Credit Loan Agreement dated March 23, 1994 between Pennichuck Corporation and Fleet Bank-NH (Filed as Exhibit 10.10 to the Company's 1998 first quarter Form 10-QSB report and incorporated herein by reference)

      Exhibit
      Number      Exhibit Description
      -------     -------------------

      10.9 Loan Agreement dated April 8, 1998 between Pennichuck Corporation, Pennichuck East Utility, Inc. and Fleet Bank-NH (Filed as Exhibit 10.11 to the Company's 1998 second quarter Form 10-QSB report and incorporated herein by reference)

      10.10 Amendment Agreement dated April 24, 1998 to Loan Agreement dated April 8, 1998 between Pennichuck Corporation, Pennichuck East Utility, Inc., The Southwood Corporation, Pennichuck Water Service Corporation and Fleet Bank-NH (Filed as Exhibit 10.12 to the Company's 1998 second quarter Form 10-QSB report and incorporated herein by reference)

      10.11 Form of Change of Control Agreement by and between Pennichuck Corporation and executive officers (Stephen J. Densberger, Charles J. Staab, Bonalyn J. Hartley and Donald L. Ware) each dated January 8, 1999 (Filed as
                  Exhibit 10.14 to the Company's 1999 first quarter Form 10-QSB Report and incorporated herein by reference)

      10.12 Amendment Agreement dated August 24, 1999 to Amended and Restated Revolving Line of Credit Agreement dated March 23, 1994 between Pennichuck Corporation, Pennichuck Water Works, Inc. and Fleet Bank-NH (Filed as Exhibit 10.15 to the Company's 1999 third quarter Form 10-QSB Report and incorporated herein by reference)

      10.13 2000 Stock Option Plan (Exhibit 4.1 to the Company's Post-Effective Amendment No. 1 to Registration Statement on Form S-8, No. 333-57354, filed on September 17, 2001 and incorporated herein by reference)

      31 Section 302 Certifications furnished by Donald L. Correll, Principal Executive Officer, and Charles J. Staab, Principal Financial Officer (Filed as Exhibit 31 to this report on Form 10-Q).

PART II. OTHER INFORMATION
Item 6.  EXHIBITS AND REPORTS ON FORM 8-K  (Continued)

      Exhibit
      Number      Exhibit Description
      -------     -------------------

      32 Statement(s) under Section 906 of the Sarbanes - Oxley Act of 2002 furnished by Donald L. Correll, Principal Executive Officer, and Charles J. Staab, Principal Financial Officer (Filed as Exhibit 32 to this report on Form 10-Q).


PART II. OTHER INFORMATION
Item 6.  EXHIBITS AND REPORTS ON FORM 8-K  (Continued)

(b)   Reports on Form 8-K:

      The following Current Reports on Form 8-K were filed by the Registrant since the filing of its Form 10-Q for the quarter ended March 31, 2003 with the Commission:

         1. Current Report on Form 8-K dated April 2, 2003 under the caption "Item 5. Other Events and Regulation FD Disclosure."

         2. Current Report on Form 8-K dated August 4, 2003 under the caption "Item 5. Other Events and Regulation FD Disclosure."



                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Pennichuck Corporation
                                          ----------------------
                                          (Registrant)

Date: August 14, 2003                     /s/ Donald L. Correll
      ---------------                     ---------------------
                                          Donald L. Correll
                                          Principal Executive Officer

Date: August 14, 2003                     /s/ Charles J. Staab
      ---------------                     --------------------
                                          Charles J. Staab, Vice President,
                                          Treasurer and Principal Financial
                                          Officer