Form 10-Q
period 2003-09-30
PENNICHUCK CORP
filed 2003-11-13
CIK 788885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2003


    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _____ to _____.

                       Commission File Number 0-18552
                                              -------

                           Pennichuck Corporation
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                  New Hampshire                     02-0177370
         ---------------------------------      -------------------
           (State or other jurisdiction          (I.R.S. Employer
         of incorporation or organization)      Identification No.)

          Four Water Street, Nashua, New Hampshire         03061
          ----------------------------------------       ----------
          (Address of principal executive offices)       (Zip Code)

                               (603) 882-5191
            ----------------------------------------------------
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES    X      NO
     -----        -----


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES           NO    X
     -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $1 Par Value-2,394,439 shares were outstanding as of November 10, 2003

                   PENNICHUCK CORPORATION AND SUBSIDIARIES
                                  FORM 10-Q
                             September 30, 2003

                                    INDEX

PART I.  FINANCIAL INFORMATION                                   PAGE NUMBER
------------------------------                                   -----------

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets--
         September 30, 2003 and December 31, 2002                3

         Condensed Consolidated Statements of Income--
         Three and nine months ended September 30, 2003
         and 2002                                                4

         Condensed Consolidated Statements of Cash Flows--
         Nine months ended September 30, 2003 and 2002           5

         Notes to Condensed Consolidated Financial Statements--
         September 30, 2003                                      6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations           11

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                       20

Item 4.  Controls and Procedures                                 21


PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings                                       Not Applicable
Item 2.  Changes in Securities and Use of Proceeds               Not Applicable
Item 3.  Defaults upon Senior Securities                         Not Applicable
Item 4.  Submission of Matters to a Vote
          of Security Holders                                    Not Applicable
Item 5.  Other Information                                       Not Applicable
Item 6.  Exhibits and Reports on Form 8-K                        21


SIGNATURES                                                       22
----------

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    September 30,
                                                        2003         December 31,
                                                     (Unaudited)         2002
                                                    -------------    ------------
                                           (In thousands, except share and per share data)

ASSETS
Property, plant and equipment                         $112,727         $106,951
Less accumulated depreciation                          (29,520)         (27,279)
                                                      --------         --------
  Net property, plant and equipment                     83,207           79,672

Current Assets
  Cash and cash equivalents                              1,435            2,444
  Restricted cash                                           --              151
  Accounts receivable, net                               3,563            2,853
  Notes receivable                                          --              605
  Refundable income taxes                                  345              334
  Inventory                                                756              590
  Prepaid expenses and other current assets                159              490
                                                      --------         --------
                                                         6,258            7,467

Other Assets
  Deferred land costs                                      837              791
  Deferred charges and other assets                      3,579            3,052
  Long term note receivable                              1,224               --
                                                      --------         --------
                                                         5,640            3,843

TOTAL ASSETS                                          $ 95,105         $ 90,982
                                                      ========         ========

STOCKHOLDERS' EQUITY AND LIABILITIES
Stockholders' Equity
  Common stock-par value $1 per share
   (authorized 11,500,000 shares; issued
   2,393,391 shares)                                  $  2,393         $  2,393
  Paid in capital                                       15,170           15,170
  Retained earnings                                     14,006           13,941
  Accumulated other comprehensive income                  (856)            (927)
  Less treasury stock, at cost (1,952 shares)             (138)            (144)
                                                      --------         --------
                                                        30,575           30,433
Minority Interest                                           34               --
Long term debt, less current portion                    28,167           26,860

Current Liabilities
  Current portion of long term debt                        354              354
  Accounts payable                                       1,009              673
  Accrued interest payable                                 289              370
  Other accrued expenses                                 1,345            1,534
                                                      --------         --------
                                                         2,997            2,931

Deferred Credits and Other Reserves
  Contributions in aid of construction                  20,687           20,261
  Deferred income taxes                                  7,692            6,634
  Deferred gain on land sale                             1,224               --
  Other liabilities and deferred credits                 3,729            3,863
                                                      --------         --------
TOTAL STOCKHOLDERS' EQUITY & LIABILITIES              $ 95,105         $ 90,982
                                                      ========         ========

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                          Three Months Ended          Nine Months Ended
                                             September 30,              September 30,
                                          2003          2002          2003          2002
                                          ----          ----          ----          ----
                                        (In thousands, except share and per share amounts)

Revenues
  Water utility operations             $   5,713     $   5,900     $  14,333     $  14,314
  Real estate operations                     147           267           876         3,039
  Contract operations                        519           358         1,253         1,065
  Other                                       15            12            40            37
                                       ---------     ---------     ---------     ---------
                                           6,394         6,537        16,502        18,455

Operating expenses
  Water utility operations                 3,722         3,100        10,589         9,500
  Real estate operations                      25            38            65         1,820
  Contract operations                        438           454         1,086           998
  Other                                       --            35            --            96
                                       ---------     ---------     ---------     ---------
                                           4,185         3,627        11,740        12,414

Operating income                           2,209         2,910         4,762         6,041

  Merger and other expenses                  (51)          (95)         (740)       (1,666)
  Other income                                 9             7            51            84
  Interest expense                          (493)         (493)       (1,473)       (1,486)
                                       ---------     ---------     ---------     ---------

Income before income taxes and
 minority interest                         1,674         2,329         2,600         2,973

  Provision for income taxes                 652           952         1,006         1,675
                                       ---------     ---------     ---------     ---------

Net income before minority interest        1,022         1,377         1,594         1,298

Minority interest in (earnings)
 of Westwood Park LLC, net of tax             --            --           (34)           --
                                       ---------     ---------     ---------     ---------
Net income                             $   1,022     $   1,377     $   1,560     $   1,298
                                       =========     =========     =========     =========


Basic earnings per common share:       $     .43     $     .58     $     .65     $     .54
Diluted earnings per common share:     $     .43     $     .57     $     .65     $     .54
Weighted average common shares:
  Basic                                2,391,439     2,391,439     2,391,439     2,390,303
  Diluted                              2,403,107     2,402,998     2,399,961     2,397,762

Dividends paid per common share        $    .215     $    .195     $    .625     $    .585

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                       Nine Months Ended
                                                         September 30,
                                                        2003       2002
                                                        ----       ----
                                                        (In thousands)

Operating Activities
  Net income                                          $1,560     $1,298
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization                      2,132      2,098
    Gain on sale of land                                (257)
    Allocation of land cost                               --      1,662
    Deferred income taxes                              1,058         67
    Change in other assets and liabilities               145       (180)
                                                      ------     ------
Net cash provided by operating activities              4,638      4,945

Investing Activities:
  Purchase of property, plant and
   equipment and other assets                         (5,637)    (3,813)
  Proceeds from sale of land, net                        257         --
  Increase in contributions in aid of
   construction                                          144        400
  Increase (decrease) in other                          (229)      (285)
                                                      ------     ------
Net cash used in investing activities                 (5,465)    (3,698)

Financing Activities:
  Payments on long-term debt                             (92)       (82)
  Proceeds from issuance of debt                       1,399         92
  Payment of common dividends                         (1,495)    (1,477)
  Proceeds from dividend reinvestment plan & other         6         61
                                                      ------     ------
Net cash used in financing activities                   (182)    (1,406)

DECREASE IN CASH AND CASH EQUIVALENTS                 (1,009)      (159)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                             2,444      3,272
                                                      ------     ------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                            $1,435     $3,113
                                                      ======     ======

Supplemental Cash Flow Information: Interest paid was $1,518,000 and $1,520,000 for the nine months ended September 30, 2003 and 2002, respectively. Income taxes paid were $129,000 and $309,000 for the nine months ended September 30, 2003 and 2002, respectively. Non-cash items for the nine months ended September 30, 2003 include the deferred gain on a land sale of $1.224 million and the related long-term note receivable as discussed in Note E of the Notes to Condensed Consolidated Financial Statements and Contributions in Aid of Construction totaling $619,000 and $377,000 for the nine months ended September 30, 2003 and 2002, respectively.

See notes to condensed consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2003

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

      Certain amounts for the three and nine months ended September 30, 2002 have been reclassified to conform with the 2003 financial statement presentation. These reclassifications had no effect on net income and relate primarily to the disclosure of "other revenues" and "other expenses" as separate line items in the Condensed Consolidated Statements of Income.

NOTE B -- BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The Balance Sheet amounts shown under the December 31, 2002 column have been derived from the audited financial statements of the Company as contained in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE C -- NEW ACCOUNTING PRONOUNCEMENTS

      In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure- an amendment to FASB Statement No. 123" ("SFAS 148") which provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 requires prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation. At this time, the Company does not intend to change to the fair value based method of accounting for stock-based compensation. On a pro forma basis, the Company's net income and earnings per share for the three and nine months ended

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2003

NOTE C -- NEW ACCOUNTING PRONOUNCEMENTS (Continued)

September 30, 2003 and 2002 would have been reduced to the following amounts had compensation cost for the plan been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation."


                                                Three Months Ended    Nine Months Ended
                                                   September 30,        September 30,
                                                 2003       2002       2003       2002
                                                 ----       ----       ----       ----
                                                 (In thousands, except per share data)

Net income:
  As reported                                   $1,022     $1,377     $1,560     $1,298
  Deduct total stock-based employee
    compensation expense determined under
    fair value method for all awards, net of
    related tax effects                             (8)      (---)        (8)       (87)
                                                ------     ------     ------     ------
  Pro forma                                     $1,014     $1,377     $1,552     $1,211

Basic earnings per share:
  As reported                                   $  .43     $  .58     $  .65     $  .54
  Pro forma                                     $  .42     $  .58     $  .65     $  .51

Diluted earnings per share:
  As reported                                   $  .43     $  .57     $  .65     $  .54
  Pro forma                                     $  .42     $  .57     $  .65     $  .51

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 applies specifically to a number of financial instruments that companies have historically presented with their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that SFAS 150 will have a material effect on its combined financial statements.

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

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2003

Termination of Merger Agreement (Continued)
-------------------------------------------

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

      However, on November 26, 2002, the Board of Aldermen of the City of Nashua, New Hampshire adopted a resolution calling for a referendum on January 14, 2003 that, if passed, would authorize Nashua to pursue the acquisition, by an eminent domain proceeding or otherwise, of all or a portion of Pennichuck's water system serving the residents of Nashua and others. The voters of Nashua passed the referendum on January 14, 2003. Subsequently, on February 4, 2003, the Company announced that it had reached an agreement with PSC to terminate PSC's pending acquisition of the Company. The decision to terminate the merger agreement resulted from the ongoing efforts by the City of Nashua (the "City") to acquire Pennichuck's utility plant and property by eminent domain. Expenses associated with the PSC merger transaction and related issues totaled approximately $231,000 (or approximately $139,000 on an after-tax basis) for the nine months ended September 30, 2003.

Pending Municipalization
------------------------

      The City formally notified the Company's utility subsidiaries on February 5, 2003 of its intention to acquire all or a portion of their plant and property. The notification letters from the City stated that the City was acting pursuant to New Hampshire's utility municipalization statute. On March 25, 2003, the Company's three utilities notified the City of their decision not to sell their plant and property. Under New Hampshire statutes, a municipality may seek the NHPUC's authorization to compel the sale of utility assets through an eminent domain proceeding if the utility does not agree to sell the assets voluntarily. By letter dated March 26, 2003, the City indicated its intent to pursue such an eminent domain proceeding. The City and the Company have had discussions since that time regarding the City's desire to acquire the Company's assets, the particular assets that the City is interested in acquiring and the price that the City would be willing to pay for those assets.

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

      To date, neither the City of Nashua nor the Town of Pittsfield has commenced an eminent domain proceeding at the NHPUC. If such a proceeding were commenced, it is not certain whether either the City or the Town would ultimately choose to complete the acquisition of any portion of the property of the Company's utility subsidiaries even if the NHPUC ultimately approved such an acquisition and established a price for it. The Company cannot predict the ultimate outcome of these matters. It is possible that, if the acquisition efforts of the City and/or the Town of Pittsfield are successful, the financial position of the Company would be materially impacted. No adjustments have been recorded in the accompanying condensed consolidated financial statements for these uncertainties.

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2003

Pending Governmental Investigations
-----------------------------------

      The Company has been informed by the Securities and Exchange Commission and the New Hampshire Bureau of Securities Regulation that it is the subject of related investigations by each regulator. The Company understands that the scope of those investigations relates to various real estate development joint ventures, all of which involved the same developer. One aspect of the investigations relates to a 1998 real estate transaction between one of the joint ventures and Maurice L. Arel, the Company's former President, and, in particular, the Company's previous public disclosure regarding that transaction. The regulators also are questioning whether the Company should have disclosed in its Annual Reports on Form 10-K the aggregate dollar amount of transactions between the joint ventures and a landscaping company with which one of Mr. Arel's sons was involved. The Company has received subpoenas from each regulator, seeking the production of documents in connection with their investigations. The Company believes that it has cooperated fully with both investigations, and it intends to continue to do so.

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

      During the seven-year period from 1996 to 2002, six of the Company's joint ventures engaged for various landscaping projects a company with which one of Mr. Arel's sons was involved. The joint ventures' payments to that landscaping company totaled approximately $517,600 during that period. In three of those years, the aggregate payments for a year exceeded $60,000. In 1999, the joint ventures paid the landscaping company a total of $259,000, the greatest amount that the joint ventures paid to the landscaping company during a single year.

      The SEC and the New Hampshire Bureau of Securities Regulation could seek to impose fines, penalties or other sanctions upon the Company as a result of their respective investigations. The Company cannot predict the ultimate outcome of this matter and accordingly, no adjustments have been made in the accompanying condensed financial statements for these uncertainties.

      The board is continuing to consider what action the Company should take against Mr. Arel in light of the terms of his 1998 home purchase, any other issue arising out of the ongoing regulatory investigations, and the related expenses incurred by the Company, among other factors.

Guarantee of Subsidiary Indebtedness
------------------------------------

      Southwood holds a 50% interest in three limited liability companies known as HECOP I, HECOP II and HECOP III, each of which owns land and a commercial office building, subject to a mortgage note with a local bank. The mortgage notes, totaling $9.26 million, which are not included in the accompanying Condensed Consolidated Balance Sheets, are each secured by the underlying real property. In addition, Southwood is contigently liable on one-half of the outstanding balance, and as such, it has issued a guarantee to the mortgagee for its share of the guaranteed indebtedness. At September 30, 2003, Southwood was contingently liable on approximately $4.63 million of mortgage indebtedness associated with the limited liability companies.

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

PART I. FINANCIAL INFORMATION
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
--------------------------

      This quarterly report, including management's discussion and analysis, contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the Company's results of operations and financial condition. Any statements contained herein that do not describe historical facts are forward looking statements. These forward looking statements are based on current information and expectations available to management at the time the statements are made, and are subject to factors and uncertainties that could cause the Company's actual results to differ materially from those expressed or implied by such forward looking statements. Such statements address the following subjects, among others: likely commencement of eminent domain proceedings before the NHPUC to acquire all or a portion of the Company's water utility assets, and impact thereof on the Company's consolidated business operations and planning; timeliness and extent of water utility rate increases, if any; future operating results in the water utility and real estate sectors; earnings growth and expectations; and corporate spending and liquidity. The following factors, among others, could cause actual results to differ materially from those described in the forward looking statements: with respect to eminent domain proceedings, the timeframe in which proceedings occur, if commenced, and the results thereof or negotiated alternatives thereto; with respect to regulated water utility rate relief, the timing and amount of rate increases as well as general regulatory lag in realizing changes; with respect to water utility operations, the impact of weather, such as the amount of rainfall and temperature; with respect to real estate development, the impact of overall economic conditions in the local and national economy; with respect to corporate spending and liquidity, changes in capital projects that may affect the Company's level of capital expenditures, any enhanced security measures required to be implemented by water utility companies as a result of September 11th concerns, and expenses related to the pending municipalization efforts by the City of Nashua and others and the ongoing governmental investigations. We undertake no obligation to update or revise forward looking statements, whether as a result of new information, future events or otherwise.

Results of Operations -- Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

      For the three months ended September 30, 2003, the Company's consolidated net income was $1,022,000, or $.43 per share, compared to net income of $1,377,000, or $.58 per share, for the same period in 2002. Consolidated revenues for the third quarter of 2003 decreased to $6.39 million from $6.54 million for the same period in 2002. As discussed in greater detail below, the $143,000 decrease in consolidated revenues occurred principally in the Company's regulated water businesses reflecting lower consumption in the third quarter of 2003 compared to the third quarter of 2002.

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

PART I. FINANCIAL INFORMATION
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Water Utility Operations
------------------------

      The Company's water utility operations include the combined activities of Pennichuck, Pennichuck East and Pittsfield, each of which is regulated by the New Hampshire Public Utilities Commission (the "NHPUC"). The contribution percentage of each utility in 2003 did not materially change from the same quarter last year. For the three months ended September 30, 2003, approximately 80%, 18% and 2% of the total utility operating revenues of $5,713,000 were generated by Pennichuck, Pennichuck East and Pittsfield, respectively. The following table provides a breakout of quarterly revenues for each of our utilities:


                      Quarter Ended September 30,
                         2003             2002            Change
                         ----             ----            ------

Pennichuck            $4,599,000       $4,770,000       $(171,000)
Pennichuck East        1,004,000        1,022,000         (18,000)
Pittsfield               110,000          108,000           2,000
                      ----------       ----------       ---------
      Total           $5,713,000       $5,900,000       $(187,000)
                      ==========       ==========       =========

      Despite a 2.1% increase in the combined utilities' customer base, there was an overall decline in water revenues reflecting significantly more precipitation experienced during the summer of 2003. Total rainfall for the third quarter of 2003 was 13.9" compared to 7.3" in the third quarter of 2002. As a result, billed consumption in Pennichuck was 1.5% lower for the quarter ended September 30, 2003 compared to the same period last year.

      In May 2003, Pittsfield filed a Notice of Intent to File for Rate Relief in which it is seeking an increase of approximately $67,000, or 16.3%, in its annual water revenues. As of September 30, 2003, it was still uncertain whether or not this rate case would be concluded by the end of 2003 or the amount of rate increase which will ultimately be granted by the NHPUC, if any. Currently, there are no pending rate filings for either Pennichuck or Pennichuck East.

      Total utility operating expenses, which include production, distribution system maintenance, administration, depreciation and taxes other than income taxes, were $3.72 million for the three months ended September 30, 2003, an increase of $622,000 from the same period last year. The increase in utility operating expenses was principally due to:

      * a $159,000 increase in local and state property taxes as a result of a $115,000 tax abatement recorded in the third quarter of 2002 from the State of New Hampshire;
      * $143,000 of increased administrative and general expenses reflecting additional fees incurred in connection with compliance with the Sarbanes-Oxley Act of 2002, costs incurred with the change in the Company's senior executive position and increased health benefit costs for employees;
      * an increase of $46,000 for allocable intercompany charges from the Company and an $82,000 decrease in intercompany charges allocated by Pennichuck to the Company's non-regulated, water business; and
      * $81,000 of increased depreciation and amortization expense reflecting additional assets placed in service during the past year.

PART I. FINANCIAL INFORMATION
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Water Utility Operations (Continued)
------------------------------------

      For the quarter ended September 30, 2003, the combined operating income of our three water utilities was $1,991,000, a decrease of $809,000 over the same quarter in 2002 reflecting the changes in water operating revenues and expenses discussed above.

Real Estate Operations
----------------------

      For the three months ended September 30, 2003, revenues from real estate activities were $147,000, or $120,000 less than in the same period last year. The third quarter revenues in 2003 were comprised principally of $128,000 in net rental income from Southwood's 50% interest in three office buildings located in Merrimack, New Hampshire compared to $167,000 in 2002. In addition to this decrease in net rental income, the overall decline in Southwood revenues resulted from interest income and other fees of $80,000 recognized in last year's third quarter earned on certain mortgage notes receivable due from a local developer as explained in "Liquidity and Financial Condition" below. There were no major land sales by Southwood in either the third quarter of 2003 or the third quarter of 2002.

      Southwood holds a 50% interest in three limited liability companies known as HECOP I, HECOP II and HECOP III, each of which owns land and a commercial office building, subject to a mortgage note with a local bank. The mortgage notes, totaling $9.26 million, which are not included in the accompanying Condensed Consolidated Balance Sheets, are each secured by the underlying real property. In addition, Southwood is contingently liable on one-half of the outstanding balance, or $4.63 million, and as such, it has issued a guarantee to the mortgagee for its share of the guaranteed indebtedness.

Contract Operations
-------------------

      The Service Corporation's revenues consist chiefly of fees charged under (i) various operations and billing contracts with the Town of Hudson, New Hampshire and the Town of Salisbury, Massachusetts and (ii) approximately 50 non-transient, non-community water systems ("NTNCWS") throughout southern and central New Hampshire. Revenues from contract operations were $519,000 for the three months ended September 30, 2003, compared to $358,000 for the same period in 2002. The $161,000 increase in contract revenues over the same period last year is principally due to increased fees for additional work conducted under its two major municipal operating contracts as well as standard CPI adjustments to its contract fees contained in Service Corporation's service agreements. For the three months ended September 30, 2003, revenues from contract operations also include approximately $59,000 from its Watertight program compared to $46,000 in the same period of 2002.

      Operating expenses associated with contract operations were $438,000 for the third quarter of 2003 as compared to $454,000 for the same period in 2002. The decrease in contract operations expenses resulted from $35,000 of deferred assets written off in 2002, offset partially by approximately $19,000 in increased direct costs associated with the Service Corporation's various operating contracts.

PART I. FINANCIAL INFORMATION
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations -- Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

      For the nine months ended September 30, 2003, the Company's consolidated net income was $1,560,000, compared to consolidated net income of $1,298,000 for the same period in 2002. On a per share basis, basic income per share was $.65 for the nine months ended September 30, 2003, an $.11 per share increase from the same period last year. Net income in 2003 and 2002 has been adversely affected by expenses relating to the terminated merger with PSC as well as the pending regulatory investigations and municipalization efforts discussed in Note D to the Notes to Condensed Consolidated Financial Statements. Excluding the effect of those expenses, however, consolidated net income would have been approximately $2.04 million, or $.85 per share for the nine months ended September 30, 2003 and $2.83 million, or $1.18 per share, for the nine months ended September 30, 2002.

      Year-to-date consolidated revenues in 2003 were $16.50 million compared to $18.46 million last year. As discussed below, the decline in consolidated revenues occurred primarily in the Company's real estate business segment due to the sale of a major tract of land in the first quarter of 2002.

Water Utility Operations
------------------------

      Utility operating revenues for the nine months ended September 30, 2003 did not materially change from the same period in 2002 as shown in the table below broken out by each of our regulated water utilities:


                        Nine Months Ended
                          September 30,
                       2003           2002        Change
                       ----           ----        ------

Pennichuck         $11,632,000    $11,651,000    $(19,000)
Pennichuck East      2,358,000      2,354,000       4,000
Pittsfield             343,000        309,000      34,000
                   -----------    -----------    --------
      Total        $14,333,000    $14,314,000    $ 19,000
                   ===========    ===========    ========

      For the nine months ended September 30, 2003, 81%, 16% and 3% of the combined utilities' operating income was provided by Pennichuck, Pennichuck East and Pittsfield, respectively, which was comparable to 2002.

      Year-to-date billed consumption within the core system of Pennichuck declined 1.95% from the same period last year, although that negative impact on water revenues was partially offset by the positive effect of the 5.76% rate increase implemented by Pennichuck in April 2002. The decline in consumption reflects significantly more precipitation experienced in the regions served by our water utilities during the third quarter of 2003 as discussed previously. Accordingly, water revenues for Pennichuck's core system, as well as Pennichuck East, for the first nine months of 2003 remained relatively flat over the same period last year despite a 2.1% increase in the combined utilities' customer base from September 30, 2002 to September 30, 2003.

PART I. FINANCIAL INFORMATION
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Water Utility Operations (Continued)
------------------------------------

      For the nine months ended September 30, 2003, utility operating expenses increased by $1,089,000, or 11.6%, to $10,589,000. That combined increase in the utilities' operating expenses over the first nine months of 2002 was chiefly the result of the following:

      * $181,000 of increased purification, power and purchased water costs in our core Pennichuck system;
      * an increase of approximately $173,000 in distribution system expenses as a result of colder temperatures experienced in the first quarter of 2003 and the utilities' aggressive distribution system flushing program undertaken in the second and third quarters of 2003;
      * $118,000 of increased administrative and general costs, principally relating to non-union salaries and compliance requirements of the Sarbanes-Oxley Act of 2002;
      * $137,000 of increased expenses associated with various insurance coverages, including property and casualty, health and other employee benefits;
      * an increase in local and state property taxes totaling $238,000 as a result of increased additional plant assets placed in service during the past year and taxable by local and state authorities and a $115,000 tax abatement recorded in the third quarter of 2002 from the State of New Hampshire.

      For the nine months ended September 30, 2003, the combined operating income of our three water utilities was $3,744,000, a decrease of $1,070,000 over the same period in 2002 as a result of the changes in water operating revenues and expenses discussed above.

Real Estate Operations
----------------------

      For the nine months ended September 30, 2003, revenues from Southwood's real estate activities were $876,000 compared to $3,039,000 for the same period last year. This decrease resulted primarily from the sale of the remaining 40 acres in Southwood Corporate Park in January 2002 for $2.43 million. The remaining infrastructure costs allocable to that sale of approximately $1.66 million are included in "Operating Expenses - Real estate operations" in the accompanying Condensed Consolidated Statements of Income for 2002.

      Southwood's revenues for the first nine months of 2003 include approximately $367,000 representing its 50% share of the pretax profits from the office leasing activities of the three LLCs discussed earlier. For the same period in 2002, Southwood's share of pretax operating income from the LLCs was approximately $291,000. The increased net operating income reflects the benefit of a lower interest rate on the mortgage indebtedness which was refinanced in the past year.

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

Real Estate Operations (Continued)
----------------------------------

profit from this sale have not yet been met. The Company anticipates recognizing the deferred gain on this transaction upon final payment of principal on the note in October 2005.

      Operating expenses associated with our real estate activities for the first nine months of 2003 totaled $65,000, comprised chiefly of allocated intercompany charges and property taxes on the remaining Southwood landholdings.

Contract Operations
-------------------

      Revenues from contract operations totaled $1,253,000 for the nine months ended September 30, 2003, representing a $188,000 increase, or 17.7%, over the same period last year. The increase over last year includes
(i) the addition of 9 new NTNCWS contracts from September 30, 2002, (ii) $158,000 of contract fees charged for additional work performed under our operating contracts with two municipalities and (iii) CPI increases in contract fees earned in the first nine months of 2003, partially offset by lower revenues from sundry consulting services performed during 2002 compared to 2003.

      Operating expenses associated with our contract operations were $1,086,000 and $998,000 for the first nine months of 2003 and 2002, respectively. The net increase in operating expenses associated with our contract operations resulted primarily from increased direct costs of $146,000 associated with additional contract services performed in 2003, partially offset by $53,000 of deferred assets written off during the first nine months of 2002.

Other Expenses
--------------

      Merger and other expenses for the nine months ended September 30, 2003 totaled $740,000 compared to $1,666,000 during the same period last year. Other expenses in the current year include (i) approximately $231,000 of merger-related fees, (ii) $136,000 of legal and other fees incurred in connection with the pending municipalization process and (iii) $374,000 of legal and other fees relating to the pending regulatory investigations. See Note D to the Notes to Condensed Consolidated Financial Statements. The Company currently expects that the legal and other costs associated with both the current municipalization offer and the ongoing regulatory investigations are likely to continue until the resolution of such matters.

      For the nine months ended September 30, 2002, merger and other expenses was comprised chiefly of costs associated with the Company's subsequently terminated merger with Philadelphia Suburban Corporation as discussed in Note D to the Notes to Condensed Consolidated Financial Statements.

Pending Governmental Investigations
-----------------------------------

      The Company has been informed by the Securities and Exchange Commission and the New Hampshire Bureau of Securities Regulation that it is the subject of related investigations by each regulator. The Company understands that the scope of those investigations relates to various real estate development joint ventures, all of which involved the same developer. One aspect of the investigations relates to a 1998 real estate transaction between one of the joint ventures and Maurice L. Arel, the Company's former President, and, in particular, the Company's previous public disclosure regarding that transaction. The regulators also are questioning whether the Company should have disclosed in its Annual Reports on Form 10-K the aggregate dollar amount of transactions between the joint ventures and a landscaping company with which one of Mr. Arel's sons was involved. The Company has received subpoenas from each regulator, seeking the production of documents in connection with their investigations. The Company believes that it has cooperated fully with both investigations, and it intends to continue to do so.

PART I. FINANCIAL INFORMATION
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pending Governmental Investigations (Continued)
-----------------------------------------------

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

      During the seven-year period from 1996 to 2002, six of the Company's joint ventures engaged for various landscaping projects a company with which one of Mr. Arel's sons was involved. The joint ventures' payments to that landscaping company totaled approximately $517,600 during that period. In three of those years, the aggregate payments for a year exceeded $60,000. In 1999, the joint ventures paid the landscaping company a total of $259,000, the greatest amount that the joint ventures paid to the landscaping company during a single year.

      The SEC and the New Hampshire Bureau of Securities Regulation could seek to impose fines, penalties or other sanctions upon the Company as a result of their respective investigations. The Company cannot predict the ultimate outcome of this matter and accordingly, no adjustments have been made in the accompanying condensed financial statements for these uncertainties.

      The board is continuing to consider what action the Company should take against Mr. Arel in light of the terms of his 1998 home purchase, any other issue arising out of the ongoing regulatory investigations, and the related expenses incurred by the Company, among other factors.

Liquidity and Capital Resources

      For the first nine months of 2003, the cash required to fund the Company's normal operating activities and its capital improvements program was derived from a combination of operating cash flow; available short-term investments; low interest, state revolving loan funds; and the Company's line of credit. Typically, our cash needs are at their lowest point of the year during the first quarter and early second quarter since construction activity for our water utilities and the related capital expenditures do not normally begin until the second quarter and continue through the fourth quarter.

      The Company maintains a revolving line of credit agreement (the "line of credit") with Fleet National Bank which allows the Company and its subsidiaries to borrow up to $2.5 million at interest rates tied to the bank's cost of funds or LIBOR, whichever is lower. As of September 30, 2003, the Company has borrowed $1 million under this line of credit.

      The Company's cash and cash equivalents at September 30, 2003 decreased by $1,009,000 to $1,435,000. Thus far in 2003, our consolidated capital expenditures totaled approximately $5.0 million, net of contributions in aid of construction totaling $144,000. It is anticipated that any additional cash required to fund the Company's remaining $2.5 million of planned capital expenditures, relating principally to utility projects, will be provided by operating cash flow and short-term borrowings under the line of credit.

PART I. FINANCIAL INFORMATION
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Cash flow from operating activities for the nine months ended September 30, 2003 was approximately $4.64 million, of which nearly $3.5 million was provided by the Company's water utility operations. The Company's consolidated cash flow and earnings continue to be adversely affected by the continuing costs associated with the pending regulatory investigations and the municipalization efforts by the City of Nashua which totaled $374,000 and $136,000, respectively, through September 30, 2003.

      The "Long-term note receivable" balance of $1.2 million at September 30, 2003 represents a note received by Southwood from the sale of a 66.8 acre tract of land to a regional developer in January 2003. Under the terms of that sale, Southwood conveyed approximately 66.8 acres of land in exchange for approximately $260,000 in cash and a long-term note receivable of $1,223,990. The note, which matures in October 2005, carries a floating interest rate of prime plus 1.5% and is secured by a first mortgage on the property. The pretax gain on that sale was approximately $1.48 million, of which $260,000, representing the net cash received at closing, is included in "Revenues-Real Estate Operations." The remaining gain of approximately $1.22 million, represented by the note receivable, has been deferred until payment of the note since the requirements established under Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," for recognition of all of the profit from this sale has not yet been met.

      The following is a discussion of other major changes in the Company's consolidated financial position from December 31, 2002 to September 30, 2003.

      * "Notes receivable" included under Current Assets decreased by $605,000 reflecting the net payments received on a development and construction loan to a local developer which were repaid in full in May 2003.

      * The $710,000 increase in "Accounts receivable" from December 31, 2002 to September 30, 2003 reflects summer consumption which typically exceeds consumption in the fourth quarter.

      * "Prepaid and other current assets" decreased by $331,000 from the end of 2002 primarily due to the amortization of certain prepaid property taxes during the nine months ended September 30, 2003.

      * Consolidated "Accounts payable" at September 30, 2003 was $1.01 million, compared to $673,000 at December 31, 2002. This increase principally reflects additional vendor invoices associated with inventory purchases and additional retainage amounts with contractors for repairs, improvements, and certain capital projects.

      * "Deferred income taxes" increased $1,058,000 to $7,692,000 as of September 30, 2003. The increase reflects the tax impact of certain major timing differences, principally increased accelerated depreciation resulting from greater bonus depreciation allowances, which are expected to be realized for the year ending December 31, 2003.

      * Retained earnings increased from $13,941,000 at the end of 2002 to $14,006,000 at September 30, 2003 as a result of net income earned of $1,560,000 for the first nine months of 2003 offset by common dividends paid of $1,495,000.

PART I. FINANCIAL INFORMATION
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies, Significant Estimates and Judgments

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

      Based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) required by Rule 13a-15(b) as of September 30, 2003, the end of the period covered by this Quarterly Report on Form 10-Q, the principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable Securities and Exchange Commission's rules and forms.

      There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)   The following exhibits are filed as part of this report:

      Exhibit
      Number     Exhibit Description
      -------    -------------------

       10.14 Employment Agreement between Donald L. Correll and Pennichuck Corporation dated August 4, 2003 (Filed as
                 Exhibit 10.14 to this report on Form 10-Q)

       31.1 Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (Filed as Exhibit 31.1 to this report on Form 10-Q)

       31.2 Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (Filed as Exhibit 31.2 to this report on Form 10-Q)

       32 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with
                 Section 906 of the Sarbanes-Oxley Act of 2002 (Filed as
                 Exhibit 32 to this report on Form 10-Q)

PART II. OTHER INFORMATION
Item 6. EXHIBITS AND REPORTS ON FORM 8-K:

(b) The following report on Form 8-K was filed during the third quarter of 2003:

      1. Current Report on Form 8-K dated August 4, 2003 under the caption "Item 5. Other Events and Regulation FD Disclosure."

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Pennichuck Corporation
                                  ----------------------
                                       (Registrant)

Date: November 13, 2003           /s/ Donald L. Correll
      -----------------           ---------------------
                                  Donald L. Correll, President and
                                  Principal Executive Officer

Date: November 13, 2003           /s/ Charles J. Staab
      -----------------           --------------------
                                  Charles J. Staab, Vice President,
                                  Treasurer and Principal Financial Officer