Form 10-K
period 2003-12-31
PENNICHUCK CORP
filed 2004-03-30
CIK 788885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-18552

PENNICHUCK CORPORATION
(Exact name of registrant as specified in its charter)

New Hampshire	02-0177370
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

Four Water Street
Nashua, New Hampshire 03061
(603) 882-5191
(Address and telephone number of principal executive offices)
___________________

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $1.00 per share
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

Yes X No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):
Yes No X

      The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing sale price of the Company's common stock on June 30, 2003, as reported on the Nasdaq National Market was $59,184,658. For purposes of this calculation, the "affiliates" of the registrant include its directors and executive officers. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of the registrant's common stock, $1 par value, outstanding as of March 25, 2004 was 2,396,340.


DOCUMENTS INCORPORATED BY REFERENCE

      Certain information required for Part III of this report is incorporated by reference to the registrant's definitive Proxy Statement for its 2004 annual meeting of the registrant's shareholders filed with the Commission.

TABLE OF CONTENTS

PART I:		Page

Item 1.	Business	3

Item 2.	Properties	8

Item 3.	Legal Proceedings	10

Item 4.	Submission of Matters to a Vote Of Security Holders	12

PART II:

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	13

Item 6.	Selected Financial Data	14

Item 7.	Management's Discussion and Analysis of Financial Condition and Results	15
	of Operations

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 8.	Financial Statements and Supplementary Data	32

Item 9.	Changes in and Disagreements with Accountants On Accounting and
	Financial Disclosure	63

Item 9A.	Controls and Procedures	63

PART III:

Item 10.	Directors and Executive Officers of the Registrant	64

Item 11.	Executive Compensation	64

Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	64

Item 13.	Certain Relationships and Related Transactions	64

Item 14.	Principal Accountant Fees and Services	64

PART IV:

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	65


PART I

Item 1. BUSINESS

Overview

      Pennichuck Corporation (the "Company") is a holding company based in Nashua, New Hampshire. Its principal operating subsidiaries are engaged primarily in the collection, storage, treatment, distribution and sale of potable water throughout southern and central New Hampshire. These subsidiary corporations - Pennichuck Water Works, Inc. ("Pennichuck"), Pennichuck East Utility, Inc. ("Pennichuck East") and Pittsfield Aqueduct Company, Inc. ("Pittsfield"), are each engaged in business as a regulated public utility, subject to the jurisdiction of the New Hampshire Public Utilities Commission (the "NHPUC"). They collectively serve approximately 29,400 residential and commercial and industrial customers. The Company was formed in 1983 following the reorganization of Pennichuck Water Works, which was first established in 1852, into a dedicated water utility. At the same time several tracts of land, formerly held for watershed protection purposes, were transferred to The Southwood Corporation ("Southwood"). Southwood is involved in the development of commercial and residential real estate. The Company also conducts non-regulated, water-related management services and contract operations through another subsidiary, Pennichuck Water Service Corporation (the "Service Corporation").

Our Water Business

      Pennichuck is franchised by the NHPUC to gather and distribute water in the City of Nashua, New Hampshire and in portions of the towns of Amherst, Bedford, Derry, Epping, Hollis, Merrimack, Milford and Plaistow, New Hampshire. Pennichuck has transmission mains which directly interconnect its core system in Nashua with the surrounding towns of Amherst, Hudson, Merrimack and Milford. Its core system, which services nearly 22,100 customers, accounts for 95% of Pennichuck's revenues. Its franchises in the remaining towns consist of stand-alone satellite water systems serving over 2,100 customers. Pennichuck has no competition in its core franchise area. Currently, approximately 25% of its water revenues are derived from commercial and industrial customers and approximately 57% from residential customers, with the balance being derived from fire protection and other billings to municipalities, principally the City of Nashua and the towns of Amherst, Merrimack and Milford. Pennichuck's annual water revenues were approximately $14.75 million for calendar year 2003.

      Pennichuck East was organized in 1998 to acquire certain water utility assets from the Town of Hudson, New Hampshire ("Hudson"), following its acquisition of those assets from an investor-owned water utility which previously served Hudson and surrounding communities. Pennichuck East is franchised to gather and distribute water in the New Hampshire towns of Litchfield, Pelham, Windham, Londonderry, Derry, Raymond and Hooksett, which are areas adjacent to the service franchise served by Pennichuck. Pennichuck East has no competition in its core franchise area. The water utility assets owned by Pennichuck East consist principally of water transmission and distribution mains, hydrants, wells, pump stations and pumping equipment, water services and meters, easements and certain tracts of land. Pennichuck East serves approximately 4,450 customers and annual water revenues were approximately $2.98 million for calendar year 2003.

      Pittsfield was acquired by the Company in 1998 and serves approximately 640 customers in and around Pittsfield, New Hampshire with annual water revenues of approximately $447,000. Pittsfield has no competition in its franchise area.


Regulation

      The Company's water utilities are regulated by the NHPUC with respect to their water rates, financings and provision of service. New Hampshire law provides that utilities are entitled to charge rates which permit them to earn a reasonable return on the cost of the property employed in serving its customers, less accrued depreciation, contributed capital and deferred income taxes ("Rate Base"). The cost of capital permanently employed by a utility in its utility business marks the minimum rate of return which a utility is lawfully entitled to earn on its Rate Base. Pennichuck's water rates that were in effect during 2003 were based on a March 2002 NHPUC order in which Pennichuck was granted an overall permanent rate increase of 14.43% based on an overall rate of return of 8.58% and an approved rate base of approximately $43.1 million. Pennichuck East is authorized an overall rate of return of 8.37% on an approved rate base of approximately $7.5 million. Pittsfield is authorized an overall rate of return of 8.42% on an approved rate base of approximately $1.6 million.

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

      Pennichuck's filtration plant in Nashua is impacted by the Interim Enhanced Surface Water Treatment Rule ("IESWTR") which established a new turbidity standard of 0.3 NTU. Pennichuck will complete its evaluation of alternatives to meet the new IESWTR turbidity standard and it expects to determine what modifications will be required to its filtration plant by the end of March 2004.

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


various water-related monitoring, maintenance, testing and compliance reporting services for these systems in New Hampshire. During 2003, the Service Corporation provided such services pursuant to 67 operating contracts.

      Southwood, the Company's real estate subsidiary, was organized for the purpose of owning, developing, selling and managing approximately 1,088 acres of undeveloped land in Nashua and Merrimack, New Hampshire formerly owned by Pennichuck Water Works for watershed protection purposes.

      Since 1988, Southwood has been involved in the planning and development of Southwood Corporate Park, a 65-acre commercially zoned land parcel located in Nashua, New Hampshire. From 1988 through 2001, Southwood sold four lots totaling 25 acres in the Corporate Park. In January 2002, Southwood sold the remaining 40 acres to Winstanley Enterprises, Inc. ("Winstanley"), a regional real estate developer, under the terms of an option agreement between Southwood and Winstanley. Under that 1995 agreement, Winstanley paid to Southwood an option fee each year equal to the annual carrying costs associated with that land.

      In September 1997, Southwood and Winstanley formed Westwood Park LLC ("Westwood") to develop a 404-acre tract of land in northwest Nashua zoned for park-industrial use. Southwood conveyed the land to Westwood in exchange for a 60% interest in Westwood. Since 1997, Westwood has sold four parcels totaling approximately 364 acres to third parties, leaving a balance of approximately 40 acres which are restricted in use for future groundwater supplies.

      Southwood holds a 50% ownership interest in HECOP I, LLC, HECOP II, LLC and HECOP III, LLC, which are limited liability corporations formed to construct and own a 39,000 square foot, a 42,000 square foot and a 66,000 square foot office building, respectively, located in Merrimack, New Hampshire. As of December 31, 2003, approximately 121,000 square feet had been leased to third parties under long-term lease agreements. Southwood also holds a 50% ownership interest in HECOP IV, LLC formed in May 2002. As of December 31, 2003, HECOP IV's principal asset was approximately 9.1 acres of raw land available for future commercial development. The remaining 50% ownership interest in each of these four LLC's is held by John Stabile, a local developer, with whom Southwood has participated in four residential joint ventures during the past 10 years.

      In July 1998, Southwood entered into a joint venture known as Heron Cove at Bowers Pond LLC ("Heron Cove") for the development of an 87 unit, single-family community located in Merrimack, New Hampshire. Under the terms of the joint venture agreement, Southwood conveyed the related land parcel to Heron Cove in exchange for a non-interest bearing note secured by a second mortgage on the real estate conveyed. Southwood holds a 50% ownership interest in this joint venture. The remaining 50% ownership interest is held by John Stabile, a local developer. As of December 31, 2001, all 87 units had been constructed and sold to third parties and this LLC was closed out in 2002.

Financial Information About Industry Segments

      The business segment data of the Company and its subsidiaries for the latest three years is presented in "Note 12 - Business Segment Information" in the accompanying Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K Report.


Employees

      The Company, through its principal subsidiary Pennichuck, employs 82 permanent, full-time employees and officers. Of these, there are 43 management and clerical employees who are non-union. The remaining employees are members of the United Steelworkers Union. The current union contract, which was re-negotiated in February 2002, expires in February 2007. In the opinion of management, employee relations are satisfactory.

Additional Information

      The Company's Internet address is www.pennichuck.com. The Company's web site provides a hyperlink to a third party web site through which the Company's annual, quarterly and current reports, and amendments to those reports, are available free of charge. The Company believes these reports are made available as soon as reasonably practicable after it electronically files them with, or furnishes them to, the Securities and Exchange Commission ("SEC"). The Company does not maintain or provide any information directly to the third-party web site, and does not check its accuracy. The public can also obtain access to such reports at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC's web site which is www.sec.gov.

RISK FACTORS

Risks Related to the Company's Business

The City of Nashua's use of the power of eminent domain to acquire certain of the water utility assets of the Company may result in material, adverse consequences to the Company and its shareholders.

      The Company is involved in ongoing proceedings with the City of Nashua (the "City") regarding the City's desire to acquire all or a portion of the Company's water utility assets. The City has determined to pursue such acquisition pursuant to its power of eminent domain. Separately, several other communities whose residents are served by one or more of the Company's subsidiaries have expressed interest in forming a regional water authority for the purposes of acquiring and operating a substantial portion of the Company's water related assets. The acquisition of Company assets by eminent domain would be highly uncertain and likely involve protracted proceedings before the New Hampshire Public Utilities Commission ("NHPUC"). The Company's shareholders are not required to ratify or approve any such forced sale of assets, or the price thereof, if so approved by the NHPUC. Given the highly integrated nature of the Company's businesses, a forced sale of some or all of the Company's water related assets may result in increased costs and operating inefficiencies borne by the remaining assets of the Company not so acquired. Additionally, the Service Corporation's ability to service its existing contracts as well as pursue additional operating contracts may be impaired. There is no assurance that the City or a regional water authority, if any, would be successful in acquiring some or all of the Company's assets by eminent domain, nor in such case is there any assurance as to the price determined by the NHPUC to be paid for those assets.

Risks Related to Water Business

      The Company's main source of revenues and earnings is its water utility operations. The water supply and distribution industry is subject to regulations and uncertainties which affect the Company and its financial operations in varying degrees.


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

Dam Safety. Pennichuck initiated an engineering study of two of its eight dams in 2002. The two dams being studied, the Supply and Harris Pond dams, were the last ones remaining to be studied to insure that the dams, crucial to the operation of Pennichuck, meet all current dam safety standards. The results of the completed study indicated that certain upgrades to the dams' spillways and earthen embankments were required in order to meet current NHDES and Federal standards. The engineering plans and permitting were completed in the fall of 2003 and the required construction will be completed in 2004. The estimated cost of the required dam repairs and upgrades will be about $950,000.

      The proposed dam and repair upgrade time frame has been accepted by the NHDES. Pennichuck could face adverse regulatory actions in the event it is unable to remedy the dam deficiencies within this time period.

Threats to Nation's Health and Security. Water utility companies have generally been on a heightened state of alert since the threats to the nation's health and security in the fall of 2001. The USEPA recently issued a set of instructions to describe what community water systems must do to comply with the Public Health Security and Bioterrorism Preparedness and Response Act of 2002. The Act requires all community drinking water systems that serve more than 3,300 people to certify and submit assessments to the EPA no later than June 2004. We have taken steps to increase security at our water utility facilities, heightened employee awareness of threats to our water supplies, and added security measures regarding the delivery and handling of certain chemicals used in our business. We are not aware of any specific threats to our water utility businesses or other operations.

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

Dependence on Certain Industrial Customers. Approximately $3.66 million of our operating revenues are derived from commercial and industrial customers. Pennichuck's largest water customer, Anheuser


Busch ("AB"), was responsible for about 16.1% of its demand in 2003. In the short term, our profitability would be adversely impacted were AB to significantly reduce its water requirements in the future or if our other commercial and industrial customers materially reduce their use of our water.

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

Risks Related to Real Estate Business

Development Risks. Southwood, our real estate subsidiary, is the owner of several tracts of land located in southern New Hampshire which are planned for development. The demand and prices for Southwood's real estate are dependent upon interest rates and construction costs as well as general economic conditions.

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

Item 2. PROPERTIES

Office Buildings

      The Company owns and occupies a three story, 11,616 square foot building located in downtown Nashua, New Hampshire. It also owns a separate building in Nashua which serves as an operations center and storage facility for its construction and maintenance activities. Except as noted in "Note 3- Debt" in the accompanying Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K Report, there are no mortgages or encumbrances on our properties.

Water Supply Facilities

Pennichuck's principal properties are located in Nashua, New Hampshire, with the exception of several source-of-supply land tracts which are located in the neighboring towns of Amherst, Merrimack


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

      3.    A water intake plant and pumping facility located on the Merrimack River in Merrimack, New Hampshire. Pennichuck has a permit from the Army Corps of Engineers to withdraw up to 30 million gallons per day of water from the Merrimack River at this intake. The existing pumps are capable of providing up to 16.2 million gallons per day. This supplemental water supply provides an additional source of water during dry summer periods and will provide a long-term supply for Pennichuck's service area.

4. Approximately 672 acres of land located in Nashua and Merrimack which are owned and held for watershed and reservoir purposes.

      5.    Eleven water storage reservoirs having a total storage capacity of 20.7 million gallons, six of which are located in Nashua, two in Amherst, one in Bedford, one in Derry and one in Hollis, New Hampshire.

      The source of supply for Pennichuck East is a well system owned by the Town of Hudson in Litchfield, New Hampshire, purchased water from the Manchester Water Works or individual bedrock wells. Pennichuck East has entered into long-term water supply agreements to obtain water from Hudson and Manchester Water Works.

      The Pittsfield Aqueduct Company owns the land surrounding Berry Pond and it treats the water from this Pond through a .5 mgd water filtration plant located in Pittsfield, New Hampshire. Berry Pond serves as the sole source of supply for Pittsfield.

Water Distribution Facilities

The distribution facilities of the Company's regulated water companies consist of, among other assets, the following:

		Pennichuck
	Pennichuck	East	Pittsfield

Transmission & distribution mains (in miles)	412	119	13
Services	23,670	4,597	635
Meters	23,952	4,352	681
Hydrants	2,287	403	66


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

      Based on vegetation, topographical, wetland and hydrological studies, the Company and Southwood have designated their remaining 525 acres into buffer (non-developable) and alternate use (developable) designations, resulting in an approximate breakout of 283 and 242 acres, respectively. Of the approximately 242 acres of alternate use land, 36 acres are located primarily in the northwestern section of the City of Nashua, New Hampshire and 206 acres are located in the western and southerly portions of the town of Merrimack, New Hampshire. The following table summarizes the currently approved zoning for alternate use land at December 31, 2003:

	Nashua, NH	Merrimack, NH	Total

Residential	36	101	137
Industrial	--	105	105

Total Alternate Use Acreage	36	206	242

      The Company's and Southwood's landholdings in Nashua and Merrimack are classified under "Current Use" status, resulting in an assessment that is based on the property's actual use and not its highest or best use.

Item 3. LEGAL PROCEEDINGS

Regulatory Investigation

      The Company is the subject of an investigation by the New Hampshire Bureau of Securities Regulation (the "Bureau") and the Securities and Exchange Commission (the "SEC"). The scope of the investigation relates generally to the Company's commercialization of real estate through joint ventures involving its Southwood Corporation subsidiary and, in particular, to certain of the Company's public disclosures regarding various joint venture transactions. Specifically, the Bureau and the SEC have alleged that in Note A to the Company's 1998 financial statements, which were included in the Company's annual report to shareholders and incorporated into its Annual Report on Form 10-KSB, the Company improperly disclosed the purchase of a home by Maurice L. Arel, the Company's former President who is also a target of the investigation, from one of the Company's real estate joint ventures as being "on the same terms which would be given to any independent third-party". In fact, the purchase was not made on such terms, and the Company believes that Mr. Arel received a benefit in the range of $50,000 to $75,000 in connection with the purchase.

      In addition, the Bureau and the SEC have alleged that the Company failed to properly disclose payments from the Company's real estate joint ventures to a landscaping company with which one of Mr. Arel's sons was involved. During the seven-year period from 1996 to 2002, six of the Company's joint ventures engaged for various landscaping projects a company with which one of Mr. Arel's sons was involved. The joint ventures' payments to that landscaping company totaled approximately $517,600 during that period. In three of those years, the aggregate payments for the year exceeded $60,000. In


1999, the joint ventures paid the landscaping company a total of $259,000, the greatest amount that the joint ventures paid to the landscaping company during a single year.

      The regulators have also alleged that the Company failed to disclose the fact that nearly all of its real estate joint ventures had been formed with the same developer, and that the Company did not exercise proper oversight of the activities of those various joint ventures, including by failure to obtain or to keep adequate records, including copies of financial records, contracts, correspondence or other material information.

      The Company's board of directors retained legal counsel to conduct an independent review of the allegations, under the direction of the Company's Audit Committee, and instructed the Company's executive officers and counsel to cooperate fully with the investigation by the Bureau and the SEC. That independent review is now substantially complete and the Company's counsel has briefed the regulators on the board's findings. In addition, and as a result of the independent review, Mr. Arel's employment with the Company and its subsidiaries was terminated in early May 2003.

      The Bureau and the SEC could seek to impose fines, penalties or other sanctions upon the Company as a result of their respective investigations. In November 2003, the Bureau and the SEC indicated a willingness to consider a global settlement of their claims against the Company and against Mr. Arel. Although no agreement or understanding has been reached, the framework of the settlement that is under consideration would consist of a fund to be established for the benefit of the Company's shareholders, a fine to be paid to the Bureau, and a payment to the Bureau to defray its expenses. In addition to the negotiations with the Bureau and the SEC regarding the proposed settlement, the Company is also engaged in negotiations with Mr. Arel as to what portion, if any, of the settlement amounts he would be responsible for paying. There can be no assurance that a settlement agreement with the regulators and Mr. Arel will in fact be reached.

Municipalization Efforts

      The City of Nashua (the "City") formally notified the Company's utility subsidiaries on February 5, 2003 of its intention to acquire all or a portion of their plant and property. The notification letters from the City stated that the City was acting pursuant to New Hampshire's utility municipalization statute. On March 25, 2003, the Company's three utilities notified the City of their decision not to sell their plant and property. Under New Hampshire statutes, a municipality may seek the NHPUC's authorization to compel the sale of utility assets through an eminent domain proceeding if the utility does not agree to sell the assets voluntarily. By letter dated March 26, 2003, the City indicated its intent to pursue such an eminent domain proceeding. The City and the Company have had discussions since that time regarding the City's desire to acquire the Company's assets, the particular assets that the City is interested in acquiring and the price that the City would be willing to pay for those assets.

      On April 8, 2003, the Town of Pittsfield formally notified Pittsfield Aqueduct Company, Inc. that it wished to acquire the plant and property of that company. The letter indicated that the Town was providing its notification pursuant to the New Hampshire utility municipalization statute. By letter dated May 28, 2003, Pittsfield Aqueduct Company, Inc. notified the Town of Pittsfield of its decision not to sell its plant and property. To date, the Town of Pittsfield has not commenced an eminent domain proceeding at the NHPUC.

      On March 25, 2004, the City filed a petition for valuation pursuant to New Hampshire RSA 38:9 with the NHPUC. That petition asks the NHPUC to order a determination of the fair market value of the assets of Pennichuck, Pennichuck East and Pittsfield and to allow


the City to acquire these assets. It is not certain whether the City will ultimately choose to complete the acquisition of any portion of the property of the Company's utility subsidiairies even if the NHPUC ultimately approves such an acquisition and establishes a price for it.

Other Proceedings

      The Company and its subsidiaries are not otherwise involved in any material litigation or other proceedings which, in management's opinion, would have an adverse effect on the business, the consolidated financial condition or the operating results of the Company and its subsidiaries.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this Report, no matters were submitted to a vote of security holders.


PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock is quoted on the Nasdaq National Market System ("NMS") under the symbol "PNNW." On December 31, 2003, there were approximately 700 holders of record of the 2,396,140 shares of the Company's Common Stock outstanding.

      The following table sets forth the comparative market prices per share of the Company's Common Stock based on the high and low closing sales prices as reported on the Nasdaq NMS during the applicable periods and the dividends declared by the Company during those periods. All stock information has been adjusted to reflect the four-for-three stock split effected December 3, 2001.

			Dividends
Period	High	Low	Declared

2003:
Fourth Quarter	$28.73	$23.90	$.215

Third Quarter	26.91	24.06	.215

Second Quarter	25.44	21.75	.215

First Quarter	28.48	21.01	.195

2002:
Fourth Quarter	$29.58	$27.10	$.195

Third Quarter	28.34	23.65	.228 (1)

Second Quarter	31.54	24.55	.195

First Quarter	26.44	24.21	.195

(1)			Includes a special one-time dividend of $.033 per share.

      Certain bond and note agreements involving the Company's subsidiary, Pennichuck Water Works, Inc. ("Pennichuck"), require, among other things, restrictions on the payment or declaration of dividends by Pennichuck to the Company. Under Pennichuck's most restrictive covenant, approximately $4.38 million of its retained earnings was unrestricted for payment or declaration of common dividends to the Company at December 31, 2003. See Note 3 of the accompanying Notes to Consolidated Financial Statements for further discussion regarding this and other debt covenants.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table summarizes information, as of December 31, 2003, relating to the equity compensation plans of the Company pursuant to which equity securities of the Company are authorized for issuance.


EQUITY COMPENSATION PLAN INFORMATION

Number of securities
remaining available
for future issuance
Number of securities to	Weighted-average	under equity
be issued upon exercise	exercise price of	compensation plans
of outstanding options,	outstanding options,	(excluding securities
warrants and rights	warrants and rights	reflected in column (a))

Plan category	(a)	(b)	(c)

Equity compensation
plans approved by
security holders (1)	109,838	$23.04	141,501
Equity compensation
plans not approved by	No express number
security holders (2)	-0-	-	set by plan (2)

Total	109,838	$23.04	141,501

___________________________
(1)	These plans are the Company's 1995 Stock Option Plan and the 2000 Stock Option Plan.

(2)

The Company adopted a Deferred Compensation Program for Directors of Pennichuck Corporation in 1987, as amended in 1997 (the "Plan"). The Plan enables directors to defer receipt of all or part of their annual retainer and meeting fees until the individual ceases to be a director or upon age 70, if earlier. Participating directors under the plan have the option of (1) deferring receipt of such fees, with interest accruing thereon based on the Company's average cost of money for its short term borrowings, or (2) converting such fees on a semi-annual basis into common share equivalents based on the closing bid price of the Company's common stock on the conversion date, with dividends credited to the participant on such unit share equivalents and similarly converted into additional common share equivalents. Upon termination of the deferral period, participating directors receive a distribution consisting either of the full amount of cash and interest accrued to his/her account or shares of restricted common stock of the Company equal to the number of unit share equivalents so accumulated. No directors are presently participating in this Plan. The plan does not provide for a maximum number of shares of common stock that may be issued under the Plan.

Item 6. SELECTED FINANCIAL DATA

2003	2002	2001	2000	1999

Operating revenues
(in $000's)	$21,388	$23,422	$22,754	$23,671	$17,809

Net income (in $000's)	$1,247	$2,341	$3,612	$3,683	$2,616

Earnings per share - basic	$.52	$.98	$1.52	$1.56	$1.12

Cash dividends declared per
share of common stock	$0.84	$0.813	(1)	$0.76	$0.73	$0.69

Total assets (in $000's)	$97,210	$90,982	$87,630	$82,880	$75,581

Long-term debt (in $000's)	$27,247	$27,214	$27,420	$27,237	$28,266


___________________________
(1) Includes a one-time special dividend of $0.33 per share

Prior year per share amounts have been restated to reflect the four-for-three stock split in December 2001.

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

Forward-Looking Statements

      In addition to the historical financial information, this report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current information and expectations available to management at the time the statements are made and on several assumptions concerning future events that involve risks, uncertainties and factors which may be beyond the Company's control. As such, the actual performance of the Company may be materially different from the future results or performance implied by the forward-looking statements contained in this report. Such factors include, among other things, whether eminent domain proceedings are commenced against some or all of the Company's water utility assets, the success of pending applications for rate increases, changes in governmental regulations, changes in the economic and business environment that may impact demand for the Company's water and real estate products, changes in capital requirements that may affect the Company's level of capital expenditures, changes in business strategy or plans and unusual changes in weather conditions that impact water consumption. Accordingly, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Eminent Domain

      The Company is the subject of eminent domain efforts by the City of Nashua (the "City") and the Town of Pittsfield (the "Town") regarding their desire to acquire all or a portion of the Company's water utility assets. In addition, a number of other communities whose residents are served by one or more of the Company's subsidiaries have expressed interest in forming a regional water authority for the purposes


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

      Given the highly integrated nature of the Company's businesses, a forced sale of some or all of the Company's water related assets may result in increased costs and operating inefficiencies borne by the remaining assets of the Company not so acquired. Additionally, the Service Corporation's ability to service its existing contracts as well as pursue additional operating contracts may be impaired. There is no assurance that the City of Nashua or a regional water authority, if any, would be successful in acquiring some or all of the Company's assets by eminent domain, nor in such case is there any assurance as to the price determined by the NHPUC to be paid for those assets. The status of these eminent domain efforts is discussed in greater detail in Note 9 to the Notes to Consolidated Financial Statements.

      On February 4, 2004, the Company filed a Petition for Declaratory Judgment against the City, seeking a determination by the New Hampshire Superior Court that, among other things, the State utility municipalization statute is unconstitutional and the City has failed to commence eminent domain proceedings at the NHPUC in a timely fashion and therefore is barred from continuing the current utility municipalization process against the Company.

Terminated Merger With Philadelphia Suburban Corporation

      On April 29, 2002, the Company entered into a definitive agreement with Philadelphia Suburban Corporation ("PSC") to merge into a wholly-owned subsidiary of PSC with shareholders of the Company receiving shares of PSC in the merger. Total expenses associated with the PSC merger transaction were approximately $231,000 and $1,946,000 for the twelve months ended December 31, 2003 and 2002, respectively. As discussed in Note 9 to the Notes to the Consolidated Financial Statements, the Company and PSC mutually decided to terminate the merger agreement on February 4, 2003 following a January 14, 2003 referendum by the City of Nashua, New Hampshire. The referendum authorized the City to pursue the acquisition, by an eminent domain proceeding or otherwise, of all or a portion of the Company's water works systems serving the residents of Nashua and other communities in which the Company's three regulated utilities operate.

Results of Operations

      In this section, we discuss our 2003, 2002 and 2001 results of operations and the factors affecting them. The Company's operating activities, as discussed in greater detail in Note 12 to the Notes to Consolidated Financial Statements, are grouped into three primary business segments as follows:

Water utility operations - Involved in the collection, treatment and distribution of potable water for domestic, industrial, commercial and fire protection service in the City of Nashua and certain surrounding communities in southern and central New Hampshire.

Real estate - Involved in the ownership, development, management and sale of industrial and residential property in Nashua and Merrimack, New Hampshire.

Contract operations - Includes the contract operations and laboratory testing activities of the Service Corporation.


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

Results of Operations - 2003 Compared to 2002

      For the year ended December 31, 2003, the Company's consolidated net income was $1.25 million, compared to net income of $2.34 million in 2002, a decrease of nearly 47%. On a per share basis, basic income per share was $.52 for the twelve months ended December 31, 2003, a $.46 per share decrease from last year. This decrease in consolidated net income was due to, among other things, approximately $1.11 million in expenses incurred during 2003 relating to the terminated merger with PSC, the pending regulatory investigations and the eminent domain issue with the City as discussed herein. Excluding the effect of those expenses in 2003 and 2002, consolidated net income was $2.02 million, or $.84 per share and $3.53 million, or $1.48 per share, respectively. Further contributing to this decrease in net income was an 8.7% decrease in consolidated revenues primarily from a decline in both the Company's regulated water and real estate businesses.

Water Utility Operations

      On a combined basis, net income of our three utilities in calendar year 2003 was approximately $1.32 million, a decrease of $1.21 million from 2002 principally due to lower than normal water consumption experienced in the third quarter of 2003 and an increase in distribution, production and administrative costs as discussed below.

      Utility operating revenues for 2003 decreased to $18.68 million, or less than 1% from 2002. For 2003, approximately 82%, 16% and 2% of our total utility operating revenues were generated by Pennichuck, Pennichuck East and Pittsfield, respectively, as shown in the following table.

	2003	2002	Change

Pennichuck	$15,254,000	$15,344,000	$ (90,000)
Pennichuck East	2,979,000	3,098,000	(119,000)
Pittsfield	447,000	388,000	59,000

Total	$18,680,000	$18,830,000	$(150,000)

      The overall decline in water revenues reflects the greater level of precipitation experienced in the regions served by our water utilities during the third quarter of 2003 over the third quarter of 2002. Total rainfall in the third quarter of 2003 was nearly 14 inches compared to only 7.3 inches in the third quarter of 2002. As a result, the combined billed consumption of our three utilities declined by 2.9% from 2002. However, that negative impact on water revenues was partially offset by the positive effect of (i) a 5.76% rate increase approved by the NHPUC and implemented by Pennichuck in April 2002 and (ii) a 2.0% increase in customers over 2002, resulting in a total combined customer base of approximately 29,400 as of December 31, 2003.

      In May 2003, Pittsfield filed a Notice of Intent to File for Rate Relief in which it sought an increase in its annual revenues. That rate case was concluded in December 2003 and in January 2004 the NHPUC granted an increase of 17.7%, representing additional annual revenues of approximately $73,000. This rate increase is effective for water bills rendered on and after January 1, 2004.


      By late March or early April 2004, Pennichuck intends to file a Notice of Intent to File for Rate Relief in which it will be seeking a 9.7% rate increase for temporary rate relief effective on or about June 1, 2004 and an additional increase in its permanent rates effective on or about December 1, 2004. It is not certain whether or not this rate case will be concluded by the end of 2004 or the amount of rate increase which will ultimately be granted by the NHPUC, if any.

For the year ended December 31, 2003, utility operating expenses increased by $1.78 million, or 13.9%, to $14.57 million as shown in the table below.

	2003	2002	Change

Operations & maintenance	$ 9,406,000	$ 8,057,000	$1,349,000
Depreciation & amortization	2,843,000	2,639,000	204,000
Taxes other than income taxes	2,318,000	2,089,000	229,000

Total	$14,567,000	$12,785,000	$1,782,000

The operations and maintenance expenses of our water utility business include such categories as:

*	water supply, treatment, purification and pumping,
*	transmission and distribution system functions, including repairs and maintenance and meter reading, and
*	customer service and general and administrative functions.

The combined increase in our utilities' operating expenses over 2002 was chiefly the result of the following:

*	$240,000 of increased purification and treatment costs in our core Pennichuck system reflecting higher purchased water, power, chemical and labor costs;
*

an increase of approximately $150,000 in distribution system expenses as a result of colder temperatures experienced in the first quarter of 2003 and the utilities' comprehensive system-wide flushing program undertaken in the second and third quarters of 2003 as well as increased labor costs;

*	$800,000 of increased general and administrative costs primarily relating to costs for employee benefits, property and casualty insurance and administrative salaries;
*	Recognition of approximately $244,000 in additional depreciation and amortization charges resulting from approximately $18.6 million of new capital investment over the past three years;
*

an increase in local and state property taxes totaling $209,000 as a result of additional taxable assets placed in service within the utilities' franchise areas during the past year and a $115,000 tax abatement recorded in the third quarter of 2002 from the State of New Hampshire.

      These increased costs are expected to be embedded in the utilities' future cost of providing water service. As such, our utilities will to continue to seek future rate relief to recover these increasing costs.

For calendar year 2003, 83%, 14% and 3% of the combined utilities' operating income was provided by Pennichuck, Pennichuck East and Pittsfield, respectively, which was comparable to 2002.

Real Estate Operations

      For the year ended December 31, 2003, revenues from Southwood's real estate activities were $949,000 compared to $3,088,000 in 2002. In the table below, we show the major components of real estate revenues during 2003 and 2002.


	2003	2002

Land sales:
Southwood Corporate Park	-	$2,427,000
Folsom Property	$257,000	-
HECOP IV	-	168,000
Westwood Park LLC	150,000	--
Other	125,000	179,000

	532,000	2,774,000
Income from unconsolidated equity investments	417,000	314,000

Total	$949,000	$3,088,000

      As shown above, the decrease in our real estate revenues resulted principally from the sale of approximately 40 acres in Southwood Corporate Park in January 2002 to Winstanley Enterprises Inc. ("Winstanley") under the terms of a 1995 option agreement between Southwood and Winstanley.

      In January 2003, Southwood sold a 67 acre parcel of unimproved land located in Merrimack, New Hampshire to the Folsom Development Corporation for approximately $1.5 million. Under the terms of that sale, Southwood received approximately $257,000 in cash and a long-term note receivable of $1.22 million. The note, which matures in October 2005, carries a floating interest rate of prime plus 1.5% and is secured by a first mortgage on the property. The pre-tax gain on that sale was approximately $1.48 million, of which $257,000, representing the net cash received at closing, is included in "Revenues-Real Estate Operations." The remaining gain of approximately $1.22 million, represented by the note receivable, has been deferred until payment of the note since the requirements established under Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" for recognition of all of the profit from this sale have not yet been met.

      At December 31, 2003 and 2002, the Company's wholly-owned real estate subsidiary, The Southwood Corporation, had a 50 percent ownership interest in four limited liability companies ("LLC's") as discussed in greater detail under "Liquidity and Financial Condition, Investments in Unconsolidated Subsidiaries" and also under Note 4 in the Notes to Consolidated Financial Statements. The remaining 50% ownership interest in each of the LLC's is held by John Stabile, a local developer, with whom Southwood has also participated in four residential joint ventures during the past 10 years. Southwood uses the equity method of accounting for its investments in these LLC's and accordingly, its investment is adjusted for its share of earnings or losses and for any distributions received from the LLC's. For the year ended December 31, 2003, Southwood's share of pre-tax earnings and distributions from these LLC's was approximately $417,000 and $67,500, respectively, compared to pre-tax earnings of $314,000 and distributions of $175,000 for calendar year 2002. The improvement in the LLC's pre-tax earnings resulted primarily from interest costs savings of $137,000 on the re-refinancing of their mortgages during 2002. Southwood's share of pre-tax earnings is included under "Revenues-real estate operations" in the accompanying Consolidated Statements of Income.

      Southwood also has a 60% ownership in Westwood Park LLC ("Westwood"), a consolidated joint venture formed in 1997 to develop a tract of land in northwest Nashua. During 2003, Westwood received $150,000 representing escrowed funds from a land sale which occurred in 2000. The restrictions relating to these funds have expired and as a result, these funds have been recognized as revenue for 2003.


      Expenses associated with our real estate operations were $104,000 and $1.75 million for the years ended December 31, 2003 and 2002, respectively. The principal reason for this significant decrease was the recognition of approximately $1.66 million of direct infrastructure costs associated with the Southwood Corporate Park land sale in 2002 discussed above. Southwood's 2003 operating expenses of approximately $104,000 consisted primarily of $9,000 of property taxes associated with its remaining landholdings and $65,000 for general and administrative costs.

Contract Operations

The following table provides a breakdown of revenues from our non-regulated, water-related contract operations for the years ended December 31, 2003 and 2002:

	2003	2002	Change

Municipal contracts	$1,191,000	$1,011,000	$180,000
Community system contracts	235,000	249,000	(14,000)
Watertight program	184,000	165,000	19,000
Miscellaneous	92,000	34,000	58,000

Total	$1,702,000	$1,459,000	$243,000

      Of the $180,000 increase in contract revenue from municipal contracts, approximately $156,000 resulted from additional contract fees billed by the Service Corporation for unplanned work performed under those contracts. The combined base annual fees under those two municipal contracts represent approximately $765,000 and $741,000 for the years ended December 31, 2003 and 2002, respectively, with the balance of $426,000 and $270,000 representing fees earned for services performed in addition to the base scope of services for 2003 and 2002, respectively.

      Contract revenues from community system contracts for 2003 were $235,000 representing 67 operating contracts at the end of 2003 compared to 52 such contracts at the end of 2002. The decline in community system contract revenues for the year resulted from lower fees from unplanned services which totaled $116,000 in 2003 and $140,000 in 2002. Under these types of contracts, the Company performs various water-related monitoring, maintenance, testing and compliance reporting services for water systems throughout southern and central New Hampshire. For 2003 and 2002, Service Corporation revenues included $184,000 and $165,000, respectively, for fees earned under its Watertight program. This program provides maintenance service to residential customers for a fixed annual fee. At the end of 2003, approximately 3,400 customers were enrolled in this program, representing a 27% increase over 2002.

      Expenses associated with our contract operations were $1.52 million and $1.24 million for 2003 and 2002, respectively, comprised primarily of direct costs for servicing its various operating contracts and allocated intercompany charges for general and administrative support for contract operations. The increased expenses from 2002 to 2003 resulted principally from (i) additional direct expenses of $146,000 for servicing the operating contracts and (ii) an increase of $126,000 in allocated intercompany charges due to additional Company and Pennichuck resources utilized for the operation and development of the Service Corporation's various activities.

Merger and other expenses

      Merger and other expenses for the years ended December 31, 2003 and 2002 were $1.11 million and $1.95 million, respectively. For 2003, those expenses were comprised of approximately (i) $235,000 for legal and other fees relating to the eminent domain proceeding discussed earlier, (ii) $231,000 relating


to the terminated merger with PSC and (iii) $648,000 for legal and other fees as well as estimated settlement costs relating to the regulatory investigations. For 2002, those expenses related primarily to investment banking, legal and other fees associated with the terminated merger with PSC.

Interest Expense

      For the year ended December 31, 2003, our consolidated interest expense was $1.97 million which was not a material change from 2002. Interest expense in both years primarily represents interest on long-term indebtedness of the Company and its three regulated water utilities as discussed in Note 3 to the Notes to Consolidated Financial Statements.

Results of Operations -- 2002 Compared to 2001

      For the year ended December 31, 2002, the Company's consolidated net income was $2.34 million, compared to net income of $3.61 million in 2001, a decrease of 35%. On a per share basis, basic income per share was $.98 for the twelve months ended December 31, 2002, a $.54 per share decrease from the prior year. The decrease in consolidated net income was principally due to the transaction expenses incurred during 2002 relating to the proposed merger with PSC which was subsequently terminated in February 2003. Excluding the effect of those merger expenses, consolidated net income for 2002 was $3.53 million, or $1.48 per share.

      Consolidated revenues in 2002 were $23.42 million, a 3% increase over 2001. As discussed below, increased revenues resulted primarily from the Company's regulated water and contract operations businesses offset by decreased revenues from land sales in 2002.

Water Utility Operations

      On a combined basis, net income of our three utilities in calendar year 2002 was approximately $2.53 million, an increase of 30.7% from 2001 principally due to rate relief granted to Pennichuck in 2002 as discussed below.

      Utility operating revenues for 2002 increased to $18.83 million, or 8%, from 2001. For 2002, approximately 82%, 16% and 2% of our total utility operating revenues were generated by Pennichuck, Pennichuck East and Pittsfield, respectively, which was not materially different than in 2001 as shown in the following table.

	2002	2001	Change

Pennichuck	$15,344,000	$14,102,000	$1,242,000
Pennichuck East	3,098,000	2,895,000	203,000
Pittsfield	388,000	415,000	(27,000)

Total	$18,830,000	$17,412,000	$1,418,000

      The $1.24 million increase in Pennichuck's revenues from 2001 to 2002 is principally due to the positive effect of an 8.67% rate increase granted to Pennichuck in September 2001 and an additional 5.76% rate increase granted to Pennichuck in March 2002. The annualized effect of those two rate increases was estimated to be approximately $1.8 million. However, the positive effect of those rate increases in 2002 was partially offset by a 4.6% decline in billed consumption within the core system from 2001. Through the first nine months of 2002, rainfall in the region in which the utilities operate was 16.2% greater than in the same period of 2001, contributing to the overall decline in consumption for the


year. In addition to the core system rate increases, water revenues reflect a 2.1% growth (approximately 600 customers) in the combined utilities' customer base from December 31, 2001 to December 31, 2002.

During 2002, there were no new rate filings made by the Company's three regulated water utilities.

      Our utilities' operating expenses increased by $376,000, or 3%, to $12.8 million for the year ended December 31, 2002. The primary reasons for the increased utility operating costs from 2001 to 2002 were:

*

$196,000 of additional depreciation expense reflecting new investment in plant assets during 2002 and 2001 totaling $5.12 and $6.02 million for each year, respectively, net of contributions in aid of construction;

*	an increase of approximately $106,000 in property taxes payable to local towns and municipalities reflecting higher assessed values on utility property;

*	a $128,000 increase in pension expense as a result of declining investment returns on pension plan assets and increased payroll costs;

*	a $74,000, or 38%, increase in property and liability premiums paid, consistent with recent changes in the insurance market;

*

offset by approximately $36,000 in lower power and purification expenses, as a result of the decrease in consumption discussed earlier, and $65,000 in additional capitalized overhead on new plant placed in service during 2002.

      The utilities' combined operating income (operating revenues less operating expenses) for the year ended December 31, 2002, increased to $6.04 million, or 21%, over 2001, resulting in an operating margin of 32% in 2002, compared to an operating margin of 29% in 2001.

Real Estate Operations

      For the year ended December 31, 2002, net income from real estate activities conducted by Southwood was $865,000 compared to $1.5 million in 2001. The following table summarizes revenues from major sales and other transactions that occurred in 2002 and 2001 which are discussed further in this section.

	2002	2001

Land sales:
Southwood Corporate Park	$2,427,000	$ 422,000
HECOP IV	168,000	--
HECOP III	--	155,000
Westwood Park LLC (1)	--	2,000,000
Other	--	100,000

	2,595,000	2,677,000
Income from unconsolidated equity investments	314,000	1,313,000
Other	179,000	166,000

Total	$3,088,000	$4,156,000

_____________________________
(1)	Included in revenues for 2001 is the 40% minority interest share, or approximately $800,000, relating to the sale of land by Westwood Park LLC.


For 2002, real estate revenues included the following:

*

Net cash proceeds of $2.43 million from the sale of the remaining 40 acres in Southwood Corporate Park during the first quarter of 2002 to Winstanley, one of Southwood's existing joint venture partners discussed earlier;

*	$314,000 in pre-tax earnings from Southwood's 50% ownership interest in HECOP I, II and III;
*	$168,000 cash from the sale of a one-half interest in a 9.1 acre tract of land to John Stabile, a related party, for the creation of HECOP IV, LLC; and
*	$91,000 of interest income earned on outstanding notes receivable due from Adella Realty Trust, also a local developer.

Revenues from real estate operations during 2001 consisted chiefly of the following:

*	Proceeds of $2 million from the sale of land to the City of Nashua by Westwood Park LLC;
*	$524,000 from Southwood's share of pretax profit from Heron Cove at Bowers Pond LLC, one of its residential joint ventures with John Stabile;
*	$422,000 from the sale of two land parcels in Southwood Corporate Park;
*

$155,000 cash from the sale of a one-half interest in a 4-acre tract of land for the creation of HECOP III, LLC to John Stabile, a related party, who also holds an ownership interest in HECOP I and II;

*	$100,000 from the sale of a residential land parcel to Lansing Realty Trust, an affiliate of Adella Realty Trust; and
*	$141,000 in pre-tax earnings from Southwood's 50% ownership in HECOP I, II and III.

      Expenses associated with our real estate operations during 2002 increased by $838,000 to $1.75 million for the year ended December 31, 2002. Included in 2002 and 2001 real estate expenses was approximately $1.66 million and $396,000, respectively, of direct infrastructure costs associated with the Southwood Corporate Park land sales in those years. Excluding those infrastructure costs, Southwood's 2002 operating expenses were approximately $89,000 consisting primarily of property taxes and general and administrative costs. For 2001, real estate operating expenses were comprised of (i) $47,000 of bad debt expense relating to accrued interest on certain notes receivable, (ii) $108,000 of property taxes and property maintenance expenses associated with Southwood's remaining landholdings, and (iii) $273,000 for allocated intercompany charges.

Contract Operations

For the year ended December 31, 2002, net income from our contract operations was $127,000, an increase of $38,000, or 43% from 2001.

The following table provides a breakdown of contract operations revenues for 2002 and 2001:


	2002	2001	Change

Municipal contracts	$1,011,000	$666,000	$345,000
Community system contracts	249,000	188,000	61,000
Watertight program	165,000	74,000	91,000
Miscellaneous	34,000	30,000	4,000

Total	$1,459,000	$958,000	$501,000

      More than half of the $501,000 increase in the contract revenue over 2001 resulted from additional contract fees of $331,000 billed by the Service Corporation under an operating contract with the Town of Salisbury, Massachusetts which began in October 2001. Under the terms of that contract, the Service Corporation operates and maintains that municipality's water system, including all meter reading and billing functions. During 2002, other revenues included (i) $165,000 earned under its Watertight program, which provides maintenance service to residential customers and (ii) contract revenues of approximately $249,000 from 52 operating contracts for non-transient, community water systems. At the end of 2001, the Service Corporation had 40 such operating contracts. Under these contracts, the Company performs various water-related monitoring, maintenance, testing and compliance reporting services for water systems throughout southern and central New Hampshire.

      Expenses associated with our contract operations were $1,239,000 and $814,000 for 2002 and 2001, respectively, primarily comprised of direct costs for servicing its various operating contracts and allocated intercompany charges. The increased expenses from 2001 to 2002 resulted principally from (i) additional annualized direct expenses of $224,000 relating to the Town of Salisbury contract, (2) $36,000 in increased Watertight program related expenses, (3) an increase of $139,000 in allocated intercompany charges due to additional Company and Pennichuck resources utilized for the operation and development of the Service Corporation's various activities, and (4) $39,000 of amortization charges reflecting the write-off of certain start up and acquisition costs related to non-transient, community water systems.

Interest Expense

      For the year ended December 31, 2002, our consolidated interest expense was $1.98 million which was not a material change from 2001. Interest expense in both years represents interest on long-term indebtedness of the Company and its three regulated water utilities as discussed in Note 3 to the Notes to Consolidated Financial Statements.

Liquidity and Financial Condition

      During 2003, the primary sources of cash needed for the Company's day to day operating activities, capital projects, debt service and dividend payments were (i) available cash from the Company's short-term investments at the beginning of 2003, (ii) operating cash flow and (iii) borrowings under its revolving loan facility with its bank, Fleet Boston ("Fleet").

      At December 31, 2003 and 2002, the Company's cash and cash equivalents, primarily short-term investments, totaled approximately $391,000 and $2.44 million, respectively. The $2.05 million decline in the Company's consolidated cash position, together with a $2 million increase in its short-term borrowings, were the result of several factors affecting the Company's liquidity during 2003 as discussed below.


*

A combination of lower than normal water consumption and increased distribution maintenance costs adversely impacted the operating income of our regulated operating activities by approximately $1.9 million as discussed earlier under "Results of Operations -- 2003 Compared to 2002, Water Utility Operations."

*

The Company incurred costs totaling approximately $1.11 million relating to the terminated merger with Philadelphia Suburban Corporation, the eminent domain efforts by the City and the regulatory investigations.

*

Our water utility subsidiaries invested approximately $7.2 million in new and replacement property and plant during 2003, net of only $178,000 in contributions in aid of construction from local area developers and state and federal grants.

      During 2003, the Company utilized its revolving loan credit facility (the "Loan Agreement") with Fleet for working capital and capital expenditure requirements. Under the Loan Agreement, the Company and its subsidiaries may borrow up to $2.5 million at interest rates tied to the bank's cost of funds or LIBOR, whichever is lower. At December 31, 2003, there was $2 million outstanding under the Loan Agreement at floating interest rates ranging from 2.43% to 2.47%. In March 2004, the Company received a commitment letter from Fleet to provide for $6.5 million in available short-term credit on the same terms contained in the original Loan Agreement. This increase in the line of credit is necessary in order to fund (i) its planned capital expenditures over the next two years, (ii) any future costs associated with the Company's defense against the City of Nashua's eminent domain taking, and (iii) any unanticipated shortfall in operating cash flow.

      As disclosed in Note 3 of the Notes to Consolidated Financial Statements, the Company has certain debt instruments that contain annual sinking fund or other required principal payments. The Company believes that it will be able to refinance these debt instruments at their maturity through public issuance, or private placement, of debt or equity.

      Our consolidated capital expenditures in 2003 totaled $7.2 million, net of contributions in aid of construction. Practically all of that amount was for projects relating to our water utility business. In 2003, the more significant projects included:

*	$983,000 for replacing aging distribution mains in Nashua, New Hampshire;
*	$896,000 for the repainting of a 4.5 million gallon steel tank in Pennichuck's core system;
*	$484,000 for the initial design phase of planned treatment plant filter upgrades;
*	$1.12 million for the construction of a 1 million gallon storage facility in Pennichuck East's Litchfield, New Hampshire franchise; and
*	$1.19 million for the replacement and installation of new radio read meters which is part of an ongoing replacement program in Pennichuck's and Pennichuck East's service territories.

      The remaining items in the Company's 2003 capital program reflect expenditures for ongoing, routine investment in additional pump stations, services, distribution mains and hydrants, vehicles and sundry system improvements. For 2004, we expect that our total expenditures for capital projects will be approximately $6.99 million, of which $362,000 is expected to be funded by contributions in aid of construction, state grants and low-interest, state revolving loans. Our cash needs for capital expenditures are expected to be met from a combination of internally-generated funds and short-term borrowings under the Company's available line of credit. Additionally, Pennichuck, the Company's largest regulated subsidiary, expects to file a Notice of Intent to File for Rate Relief with the NHPUC by late March or early April 2004 as discussed earlier.


      The Company also expects that its cash flow in 2004 will be positively affected by the recovery of approximately $1.15 million of prior years' Federal tax payments resulting from the carryback of its 2003 net operating loss recognized for tax purposes. This net operating loss resulted principally from additional accelerated tax depreciation allowable under the Internal Revenue Code's recently enacted bonus depreciation rules. The expected recovery of these income taxes is shown under "Refundable income taxes" in the accompanying Consolidated Balance Sheet as of December 31, 2003.

      Over the next five years, the Company expects to spend approximately $62.2 million for capital projects in its regulated water business. Of that amount, approximately $26 million relates to the planned filter upgrades in Pennichuck's core system water treatment plant. This project will be undertaken in order to meet stricter standards promulgated by the LT 1 and LT 2 Interim Enhanced Surface Water Treatment Rules issued by the United States Environmental Protection Agency ("USEPA") which require the elimination or inactivation of certain microbial organisms to improve disinfection and filtration. Our capital expenditures over the next five years are estimated to be $6.99 million in 2004, $21.2 million in 2005, $18.1 million in 2006, $10 million in 2007 and $5.9 million in 2008.

      Pennichuck expects that its future capital investment program will continue to include significant expenditures for replacing aging distribution mains in Nashua and in certain smaller community water systems. In 1999, the City of Nashua began a public works program mandated by the USEPA requiring the City to separate its storm water runoff and sewer discharge systems over the next 10 years. Pennichuck has taken this opportunity to replace any aged or deteriorating water mains in those sections where the City is performing its sewer separation work. It is likely that Pennichuck will continue to spend $1 to $2 million annually on replacing its aging infrastructure within Nashua.

      The Company's ability to finance its five year capital program will be dependent on, among other things, its future available operating cash flow, and its ability to competitively access both the debt and equity markets. The Company anticipates that these capital costs over the next five years will be recovered in the form of higher water rates. However, there can be no assurance that the NHPUC would approve a rate increase to cover all of such costs or the timeliness of such actions.

The following is a discussion of other major changes in the Company's consolidated financial position from December 31, 2002 to December 31, 2003:

*

"Notes receivable" classified under Current Assets decreased by $605,000 reflecting the net payments received on a development and construction loan to Adella Realty Trust which were repaid in full in May 2003;

*	"Refundable income taxes" increased $811,000 principally from the expected recovery of prior years' income taxes paid resulting from a tax net operating loss carryback discussed earlier;
*

The net decrease in "Accrued pension liability" of $537,000 reflects the Company's change in its pension plan funding status from a $615,000 accrued liability balance at December 31, 2002 to a $78,000 accrued liability at the end of 2003 as discussed in greater detail below.

      The "Long-term note receivable" balance of $1.22 million at December 31, 2003 represents a note received by Southwood from the sale of a 66.8 acre tract of land to Folsom Development Corporation in January 2003 as discussed earlier under "Results of Operations - 2003 compared to 2002, Real Estate Operations." Under the terms of that sale, Southwood conveyed approximately 66.8 acres of land in exchange for approximately $257,000 in cash and a long-term note receivable of $1,224,000. The note, which matures in October 2005, carries a floating interest rate of prime plus 1.5% and is secured by a first mortgage on the property.


Investments in Unconsolidated Subsidiaries

      At December 31, 2003 and 2002, the Company's wholly-owned real estate subsidiary, The Southwood Corporation, had a 50 percent ownership interest in four limited liability companies ("LLC's") as discussed in Note 4 in the Notes to Consolidated Financial Statements. The remaining 50% ownership interest in each of the LLC's is held by John Stabile, a local developer, with whom Southwood has also participated in four residential joint ventures during the past 10 years. The formation of these LLC's provides Southwood with an opportunity to develop its landholdings in such a manner as to provide for a long-term income stream through commercial rental activities. Additionally, the LLC's, as legal entities, mitigate the financial risk associated with sole ownership of developed commercial properties by Southwood. The LLC's, whose assets and liabilities are not included in the accompanying Consolidated Balance Sheets, own certain commercial office buildings on which there are outstanding mortgage notes totaling $9.2 million and $9.5 million as of December 31, 2003 and 2002, respectively. Southwood is contingently liable on one half of the outstanding mortgage balances and as such, it has issued a guarantee to the mortgagee for its share of the guaranteed indebtedness. The principal assets of the LLC's are the land, buildings and leasehold improvements, the total of which at December 31, 2003 and 2002 was $9.72 million and $9.40 million, respectively.

Contractual Obligations

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due:

		Less than	1 to 3	3 to 5	After 5
	Total	1 year	years	years	Years

Long-term debt	$29,211,229	$2,350,516	$10,234,889	$1,737,257	$14,888,567
Capital leases	36,450	17,841	18,609	-	-
Operating leases	148,843	47,446	77,767	23,630	-
Pension and post retirement
contributions (1)	315,000	315,000	-	-	-
Purchase obligations (2)	-	-	-	-	-

Total	$29,711,522	$2,730,803	$10,331,265	$1,760,887	$14,888,567

_____________________________
(1)

Pension and post retirement contributions cannot be reasonably estimated beyond 2004 and may be impacted by such factors as return on pension assets, changes in the number of plan participants and future salary increases.

(2)

Pennichuck has a Wholesale Water Agreement (the "Agreement") with Manchester (NH) Water Works ("MWW") to purchase water from MWW through six metering points for various community water systems owned by Pennichuck and Pennichuck East. The Agreement, amended in February 2003, has a 25-year term and provides for an average daily flow to Pennichuck and Pennichuck East of up to 2.1 million gallons per day ("MGD") with a maximum daily flow rate of 3.5 MGD. Pennichuck and Pennichuck East purchase water at a rate established by MWW for all of its non-Manchester customers. The current rate, effective January 1, 2004 is $0.781 per one hundred cubic feet ("ccf") in areas where fire protection is not provided by MWW and $1.02 per ccf where fire protection is provided. The Agreement requires that Pennichuck and Pennichuck East pay a one-time source development charge ("SDC") of $1.14 for each gallon of the 2.1 million gallons of the average daily flow. To date, Pennichuck and Pennichuck East had achieved a combined peak average daily flow of 894,311 gallons. The SDC is re-calculated annually to reflect any increases in average daily flow and, if the flow is increased, Pennichuck and Pennichuck East pay the SDC for the incremental demand. Any incremental SDC is payable in January of each year. SDC payments began in 1989 and as of December 31, 2003, the total SDC paid to MWW was $1,050,100, which allows the Company to draw an average daily flow of up to 921,140. The incremental SDC paid in 2003 and 2002 was $30,585 and $88,320, respectively. There was no SDC due in January 2004 since the average daily flow in 2003 was less than the previous high average usage level established in 2002. Any future payments to MWW would be subject to an increase in average daily flow. No future obligations under this contract are disclosed since such future payments are based on future water consumption levels that are affected by weather conditions and customer growth.


      In late March or early April 2004, Pennichuck expects to enter into a long-term lease arrangement with HECOP III, LLC for approximately 13,000 square feet of office space located in Merrimack, New Hampshire to serve as the Company's headquarters. Southwood holds a fifty percent (50%) ownership interest in HECOP III, LLC and the remaining ownership interests are held by John Stabile, who is also the holder of ownership interests in three other LLC joint ventures with Southwood as discussed above. The final execution of the lease is not expected to occur until the end of the first quarter of 2004.

Pension Plan

      The Company maintains a defined benefit pension plan covering substantially all of its employees. The accounting for this plan under FASB 87, "Employer's Accounting for Pensions," requires that the Company use key assumptions when computing the estimated annual pension expense. These assumptions are (i) the discount rate applied to the projected benefit obligation, (ii) the long-term rate of return on plan assets and (iii) the long-term rate of future increases in compensation. A lower discount rate increases the present value of our pension obligations and our annual pension expense. We have reduced our discount rate from 6.50% to 6.25% for 2003 reflecting the overall change in market conditions. Our expected long-term rate of return on pension plan assets is based on the plan's expected asset allocation, expected returns on various classes of plan assets as well as historical returns. We assumed that our long-term rate of return on pension plan assets was 8% in 2003 and 2002 and 9% in 2001. In addition, we assumed an increase in participant compensation levels of 3%, 4% and 5% in 2003, 2002 and 2001, respectively. These key assumptions are reviewed annually with our actuary and investment advisor and are updated to reflect the plan's experience. Actual results in any given year will often differ from our actuarial assumptions because of economic and other conditions which may impact the amount of pension expense the Company recognizes.

      At December 31, 2002, the Company had a minimum pension liability of approximately $615,000, representing the excess of its pension liabilities over its plan assets. However, during 2003, the rate of return on plan investments was approximately 17.2% compared to a negative rate of return of 7.4% in 2002. As a result, the market value of the Company's plan assets was slightly lower than its accumulated benefit obligation by approximately $78,000 at December 31, 2003. The Company has recorded an adjustment of approximately $537,000 which resulted in a pension liability of approximately $78,000 at the end of 2003 and a credit, net of taxes, of approximately $349,000 to Other Comprehensive Income. Future adjustments to Other Comprehensive Income will be affected by changes in realized returns on pension plan assets, contributions to pension assets by the Company and changes in discount rates.

Critical Accounting Policies

      The Company has identified the accounting policies below as those policies critical to its business operations and the understanding of the results of operations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Changes in the estimates or other judgments included within these accounting policies could result in significant changes to the financial statements. Our critical accounting policies are as follows.

      Regulatory Accounting - the use of regulatory assets and liabilities as permitted by Statement of Financial Accounting Standards No. 71 ("SFAS 71"), "Accounting for the Effects of Certain Types of Regulation" stipulates generally accepted accounting principles for companies whose rates are established by or are subject to approval by an independent third-party regulator. In accordance with


SFAS No. 71, we defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the rate-making process in a period different from when the costs and credits were incurred. These deferred amounts, both assets and liabilities, are then recognized in the income statement in the same period that they are reflected in rates charged to our water utilities' customers. In the event that the inclusion in the rate-making process is disallowed, the associated regulatory asset or liability would be adjusted to reflect the change in our assessment or change in regulatory approval.

      Revenue Recognition - utility revenues are based on authorized rates approved by the NHPUC. Estimates of water utility revenues for water delivered to customers but not yet billed are accrued at the end of each accounting period. The Company reads its residential customer meters generally on a quarterly basis and records its revenue based on meter reading results. Unbilled revenues from the last meter-reading date to the end of the accounting period are estimated based on historical usage patterns and the effective water rates. The estimate of the unbilled revenue is a management estimate utilizing certain sets of assumptions and conditions. Actual results could differ from those estimates. Accrued unbilled revenues recorded in the accompanying consolidated balance sheets as of December 31, 2003 and 2002 were approximately $1,663,000 and $1,513,000, respectively.

The Company's non-utility revenues are recognized when services are rendered or when water is delivered. Revenues are based, for the most part, on long-term contractual rates.

      Pension and Other Post Retirement Benefits - the Company's pension and other postretirement benefits costs are dependent upon several factors and assumptions, such as employee demographics, plan design, the level of cash contributions made to the plans, earnings on the plans' assets, the discount rate, the expected long-term rate of return on the plans' assets and health care cost trends.

      In accordance with SFAS No. 87, "Employers Accounting for Pensions" ("SFAS 87") and SFAS No. 106, "Employers Accounting for Postretirement Benefits Other than Pensions" ("SFAS 106"), changes in pension and postretirement benefit obligations other than pensions ("PBOP") associated with these factors may not be immediately recognized as pension and PBOP costs in the statements of income, but generally are recognized in future years over the remaining average service period of the plans' participants.

      As further described in Note 6 to the accompanying consolidated financial statements, the Company revised the discount rate in 2003 to 6.25% from 6.50% in 2002 to reflect market conditions. In determining pension obligation and cost amounts, this and other assumptions may change from period to period, and such changes could result in material changes to recorded pension and PBOP costs and funding requirements. Further, the Company's pension plan ("the Plan") assets, which partially consist of equity investments, were affected by significant declines in the financial markets from 2000 through 2002 despite positive investment performance during 2003. Fluctuations in market returns may result in increased or decreased pension costs in future periods. These conditions impacted the funded status of the Plan at both December 31, 2003 and 2002, and therefore, will also impact pension costs for 2004.

      The Plan currently meets the minimum funding requirements of the Employee Retirement Income Security Act of 1974. While not required to make contributions to the Plan, the Company anticipates that it will contribute approximately $240,000 to the Plan in 2004. The Company believes it has adequate access to capital resources to support these contributions.


Dividend Reinvestment and Common Stock Purchase Plan

      We offer a Dividend Reinvestment and Common Stock Purchase program that is available to our shareholders and residential utility customers residing in New Hampshire. Under this program, our shareholders may reinvest all or a portion of their common dividends into shares of common stock at prevailing market prices. We also accept optional cash payments to purchase additional shares at 100% of the prevailing market prices. This program has provided the Company with additional common equity of $253,000 and $47,000 in 2001 and 2002, respectively. No additional common equity was provided with respect to this program during 2003.

Environmental Matters

      Our water utility subsidiaries are subject to the water quality regulations set forth by the USEPA and the New Hampshire Department of Environmental Services ("DES"). The USEPA is required to periodically set new maximum contaminant levels for certain chemicals as required by the federal Safe Drinking Water Act ("SDWA"). The quality of our treated water currently meets or exceeds all standards set by the USEPA and the DES. However, increased monitoring and reporting standards have led to additional operating costs for us. Any additional monitoring and testing costs arising from future USEPA and DES mandates should eventually be recovered through water rates in our utilities' future rate filings.

      Pennichuck's filtration plant in Nashua is impacted by the Interim Enhanced Surface Water Treatment Rule ("IESWTR") which established a new turbidity standard of 0.3 NTU. Pennichuck has committed approximately $1.48 million in its 2004 capital budget for the design phase required for this project. As discussed earlier, Pennichuck estimates the total cost to comply with this new standard to be approximately $26 million over the next three years although such estimates are subject to any future changes in the IESWTR standards and changes in design and construction that may be required.

      Two of Pennichuck's small community water systems have wells that produce water with arsenic levels in excess of the new standard of 10 ppb which is effective in February 2006. It will be necessary for Pennichuck to install arsenic treatment systems at these locations, however, the expenditures necessary to comply with this standard are not expected to be a material part of the Company's future capital expenditure program. Pennichuck's remaining community water systems have wells that produce water meeting the new arsenic standard.

Capital expenditures associated with federal and state water quality standards have historically been recognized and approved by the NHPUC for inclusion in our utilities' water rates.

New Accounting Standards

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 applies specifically to a number of financial instruments that companies have historically presented with their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS 150 became effective for financial instruments entered into or modified after May 31, 2003, and otherwise became effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company's combined financial statements.


      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", as amended and revised in December 2003 ("FIN 46R"), which addresses the consolidation of variable interest entities ("VIE"s) by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise with the majority of the risks or rewards associated with the VIE. Application of this Interpretation is required for all potential VIEs that are referred to as special-purpose entities for periods ending after December 15, 2003 and, for all other types of entities that are potential VIEs that are not referred to as special purpose entities, the consolidation requirements apply for periods ending after March 15, 2004. The Company has assessed the impact of FIN 46R and has determined that it does not have any VIEs for which the Company is the primary beneficiary requiring consolidation of the entity as of December 31, 2003. For all other types of entities, the Company is still assessing the impact that FIN 46R will have on its consolidated financial position.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Information regarding market risk of the Company and its subsidiaries is presented in "Note 3- Debt" and "Note 5 - Fair Value of Financial Instruments" in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K report.


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors

To the Shareholders and Board of Directors of Pennichuck Corporation:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity, comprehensive income and cash flows present fairly, in all material respects, the financial position of Pennichuck Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) on page 65, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of Pennichuck Corporation for the year ended December 31, 2001 were audited by other independent auditors who have ceased operations. Those independent auditors expressed an unqualified opinion on those financial statements in their report dated February 15, 2002.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts

February 24, 2004


PENNICHUCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,

	2003	2002

ASSETS
Property, Plant and Equipment
Land	$1,196	$1,142
Buildings	21,016	19,073
Equipment	92,556	86,221
Construction work in progress	718	515

	115,486	106,951
Less accumulated depreciation	(29,759)	(27,279)

	85,727	79,672

Current Assets
Cash and cash equivalents	391	2,444
Restricted cash	--	151
Accounts receivable, net of allowance of
$37 in 2003 and $40 in 2002	1,332	1,339
Unbilled revenue	1,663	1,513
Notes receivable	--	605
Refundable income taxes	1,145	334
Materials and supplies, at cost	726	590
Prepaid expenses and other current assets	519	490

	5,776	7,466

Other Assets
Deferred land costs	849	792
Deferred charges and other assets	3,087	2,846
Investment in real estate partnerships	547	206
Note receivable	1,224	--

	5,707	3,844

Total Assets	$97,210	$90,982

The accompanying notes are an integral part of these consolidated financial statements.


PENNICHUCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - CONTINUED
(In thousands, except share and per share data)

	December 31,

	2003	2002

STOCKHOLDERS' EQUITY AND LIABILITIES
Stockholders' Equity
Common stock - $1 par value
Authorized - 11,500,000 shares in 2003 and 2002
Issued - 2,397,092 and 2,393,391 shares,
respectively
Outstanding - 2,396,140 and 2,391,439 shares,
respectively	$2,397	$2,393
Additional paid in capital	15,208	15,170
Retained earnings	13,178	13,941
Accumulated Other Comprehensive Income	(473)	(927)

	30,310	30,577

Less treasury stock, at cost; 952 and 1,952 shares
at December 31, 2003 and 2002, respectively	(138)	(144)

	30,172	30,433
Minority interest	8	--

Preferred stock, no par value, 100,000 shares
authorized, no shares issued in 2003 and 2002	--	--

Commitments and contingencies (Note 9)

Long-term debt, less current portion	26,879	26,860

Current Liabilities
Line of credit	2,000	--
Current portion of long-term debt	368	354
Accounts payable	913	673
Accrued interest payable	370	370
Other current liabilities	1,773	1,534

	5,424	2,931
Deferred Credits and Other Reserves
Deferred income taxes	8,552	6,634
Deferred gain on land sale	1,224	--
Deferred investment tax credits	966	999
Regulatory liability	1,107	1,138
Post-retirement health benefit obligation	560	570
Accrued pension liability	78	615
Other liabilities	345	541

	12,832	10,497
Contributions in Aid of Construction
Total Stockholders' Equity and Liabilities	21,895	20,261

	$97,210	$90,982

The accompanying notes are an integral part of these consolidated financial statements.


PENNICHUCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)

	Years Ended December 31,

	2003	2002	2001

Revenues
Water utility operations	$18,680	$18,830	$17,412
Real estate operations	949	3,088	4,156
Contract operations	1,702	1,459	958
Other	57	45	228

	21,388	23,422	22,754
Operating Expenses
Water utility operations	14,567	12,785	12,409
Real estate operations	104	1,750	912
Contract operations	1,522	1,239	814
Other	--	--	67

	16,193	15,774	14,202
Operating Income	5,195	7,648	8,552

Merger and other expenses	(1,114)	(1,946)	--
Other income	56	65	221
Interest expense	(1,969)	(1,978)	(1,981)

Income Before Provision for Income Taxes	2,168	3,789	6,792

Provision for Income Taxes	888	1,450	2,657

Net Income Before Minority Interest	1,280	2,339	4,135

Minority Interest in Loss (Earnings) of
Westwood Park LLC, net of tax	(33)	2	(523)

Net Income	$1,247	$2,341	$3,612

Earnings Per Common Share:
Basic	$.52	$.98	$1.52
Diluted	$.52	$.97	$1.50

Weighted Average Shares Outstanding:
Basic	2,392,919	2,390,942	2,382,389
Diluted	2,398,198	2,411,781	2,400,088

The accompanying notes are an integral part of these consolidated financial statements.


PENNICHUCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

						Accumulated
	Common	Common	Additional			Other
	Stock-	Stock-	Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Income	Total

Balances at December 31, 2000	2,358,847	$2,359	$14,667	$11,753	$(184)	$--	$28,595
Net income				3,612			3,612
Dividend reinvestment plan			111		142		253
Common dividends
declared - $.76 per share				(1,813)			(1,813)
Exercise of stock options	8,468	8	103	(2)	(86)		23
Other comprehensive income						(308)	(308)
Directors' fees and other
deferred compensation plan	21,704	22	217	(6)			233

Balances at December 31, 2001	2,389,019	2,389	15,098	13,544	(128)	(308)	30,595
Net income				2,341			2,341
Dividend reinvestment plan	1,789	2	45				47
Common dividends
declared - $.813 per share				(1,944)			(1,944)
Exercise of stock options	2,583	2	27		(16)		13
Other comprehensive income						(619)	(619)

Balances at December 31, 2002	2,393,391	2,393	15,170	13,941	(144)	(927)	30,433
Net income				1,247			1,247
Common dividends
declared - $.84 per share				(2,010)			(2,010)
Exercise of stock options	3,701	4	38		6		48
Other comprehensive income						454	454

Balances at December 31, 2003	2,397,092	$2,397	$15,208	$13,178	$(138)	$(473)	$30,172

The accompanying notes are an integral part of these consolidated financial statements.


PENNICHUCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,

	2003	2002	2001

Net income	$1,247	$2,341	$3,612
Other comprehensive income:
Additional minimum pension liability
adjustment	581	(1,020)	--
Unrealized loss on derivatives	(84)	(476)	(396)
Reclassification of net losses
realized in net income	257	244	88
Income tax (expense) benefit relating
to other comprehensive loss	(300)	633	--

	454	(619)	(308)

Comprehensive Income	$1,701	$1,722	$3,304

The accompanying notes are an integral part of these consolidated financial statements.


PENNICHUCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2003	2002	2001

Operating Activities:
Net income	$1,247	$2,341	$3,612
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	2,914	2,775	3,047
Gain on sale of land	(257)	(765)	--
Amortization of deferred investment
tax credits	(33)	(33)	(33)
Provision for deferred income taxes	1,918	863	930
Changes in assets and liabilities:
Accounts receivable and unbilled revenue	(142)	(258)	(1)
Refundable income taxes	(811)	(209)	245
Materials and supplies	(137)	(225)	(11)
Prepaid expenses	(29)	(10)	(79)
Deferred charges and other assets	(572)	(139)	(1,364)
Accounts payable and accrued expenses	487	(631)	897
Other	(320)	291	29

Net cash provided by operating activities	4,265	4,000	7,272
Investing Activities:
Purchases of property, plant & equipment	(7,181)	(5,274)	(6,134)
Contributions in aid of construction	178	157	116
Decrease in restricted cash	151	--	852
Proceeds from sale of land	257	2,426	--
Net change in investment in real
estate partnerships and deferred land costs	(399)	(269)	764

Net cash used in investing activities	(6,994)	(2,960)	(4,402)
Financing Activities:
Payments on long-term debt	(365)	(351)	(319)
Proceeds from long-term borrowings	2,399	145	502
Net decrease (increase) in notes receivable	605	221	(826)
Minority interest	--	--	(1,149)
Proceeds from dividend reinvestment
plan and other, net	47	61	275
Dividends paid	(2,010)	(1,944)	(1,813)

Net cash provided by (used in) financing activities	676	(1,868)	(3,330)

Decrease in cash	(2,053)	(828)	(460)
Cash at beginning of year	2,444	3,272	3,732

Cash at end of year	$391	$2,444	$3,272

The accompanying notes are an integral part of these consolidated financial statements.


PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Significant Accounting Policies

      Pennichuck Corporation (the "Company") is an investor-owned holding company located in Nashua, New Hampshire with three wholly-owned operating subsidiaries, Pennichuck Water Works, Inc. ("Pennichuck"), Pennichuck East Utility, Inc. ("Pennichuck East") and Pittsfield Aqueduct Company, Inc. ("Pittsfield"), involved in regulated water supply and distribution in Nashua and towns throughout southern and central New Hampshire; non-regulated, water-related services conducted through Pennichuck Water Service Corporation (the "Service Corporation"); and real estate management and development activities conducted through The Southwood Corporation ("Southwood").

      Pennichuck, Pennichuck East and Pittsfield (collectively referred to as the "Company's utility subsidiaries") are engaged principally in the gathering and distribution of potable water to approximately 29,400 customers in southern and central New Hampshire. The Company's utility subsidiaries, which are regulated by the New Hampshire Public Utilities Commission (the "NHPUC"), are subject to the provisions of Statement of Financial Accounting Standards No. ("SFAS") 71, "Accounting for the Effects of Certain Types of Regulations." The Service Corporation is involved in providing non-regulated, water-related services to over 8,300 customers while Southwood owns, manages and develops real estate.

(a) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

(b) Investment in Joint Ventures

      Southwood uses the equity method of accounting for its investments in joint ventures in which it does not have a controlling interest. Under this method, Southwood records its proportionate share of earnings or losses which are included under "Revenues-real estate operations" with a corresponding increase or decrease in the carrying value of the investment. The investment is reduced as cash distributions are received from the joint ventures. See Note 4, "Equity Investments in Unconsolidated Companies" for further discussion of its equity investments.

(c ) Use of Estimates in the Preparation of Financial Statements

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d) Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, demand deposits and investments in short-term money market funds with initial maturities, when purchased, of three months or less.

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(e) Restricted Cash

      Restricted cash consisted primarily of funds escrowed by one of Southwood's joint ventures for the payment of certain traffic improvements relating to an industrial park. The restrictions relating to these funds expired in 2003.

(f) Inventory

Inventory is stated at the lower of cost, using the average cost method, or market.

(g) Property, Plant and Equipment

      Property, plant and equipment, which includes principally the water utility assets of the Company's utility subsidiaries, is recorded at cost plus an allowance for funds used during construction on major, long-term projects. The provision for depreciation is computed on the straight-line method over the estimated useful lives of the assets including property funded with contributions in aid of construction. The useful lives range from 5 to 84 years and the average composite depreciation rate was 2.67% in 2003, 2.69% in 2002 and 2.67% in 2001. Depreciation expense in 2003, 2002 and 2001 was $2,937,358, $2,730,486 and $2,489,910, respectively. The components of Property, Plant and Equipment at December 31, 2003 and 2002 are as follows:

			Useful
	2003	2002	Lives

	($000's)

Utility Property:
Land	$1,125	$1,083	--
Source of supply	20,579	18,659	34 - 75
Pumping & purification	9,183	9,060	15 - 35
Transmission & distribution	57,692	53,750	40 - 84
General, including services, meters,
hydrants and other equipment	24,907	22,610	7 - 75
Construction work in progress	718	515

Total Utility Property	114,204	105,677

Non-utility Property	1,282	1,274	5 - 40

Total Property, Plant & Equipment	$115,486	$106,951

Maintenance, repairs and minor improvements are charged to expense as incurred. Improvements which significantly increase the value of property, plant and equipment are capitalized.

(h) Treasury Stock

      Treasury stock held by the Company represents shares tendered by employees as payment for existing outstanding options. Treasury stock received is recorded at its fair market value when tendered. Any such treasury stock held by the Company is not retired but instead is held until its ultimate disposition has been decided.


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(i) Allowance for Funds Used During Construction ("AFUDC")

      AFUDC represents a non-cash credit to income with a corresponding charge to plant in service. AFUDC amounts reflect the cost of borrowed funds and, if applicable, equity capital when used to fund major plant construction projects. During 2003, total AFUDC credited to income was approximately $4,300. There were no AFUDC amounts credited to income during 2002 and 2001.

(j) Revenues

      Standard charges for water utility services to customers are recorded as revenue, based upon meter readings and contract service, as services are provided. The majority of the Company's water revenues are based on rates approved by the NHPUC. Estimates of unbilled service revenues are recorded in the period the services are provided. Provision is made in the financial statements for estimated uncollectible accounts.

(k) Deferred Charges and Other Assets

      Deferred charges include certain regulatory assets and costs of obtaining debt financing. Regulatory assets are amortized over periods being recovered through authorized rates. Deferred financing costs are amortized over the term of the related bonds and notes. Such utility subsidiaries have recorded certain regulatory assets in cases where the NHPUC has permitted, or is expected to permit, recovery of these costs over future periods. Currently, these regulatory assets are being amortized over periods ranging from 3 to 25 years. Deferred charges and other assets consist of the following:

	2003	2002

	($000's)

Regulatory assets:
Source development charges	$669	$627
Miscellaneous studies	742	701
Company-owned life insurance	253	225
Sarbanes-Oxley costs	140	--
Other	55	44

	1,859	1,597
Financing costs	501	542
Franchise fees and other	444	406
Filtration grant receivable	283	301

Total	$3,087	$2,846

      Sarbanes-Oxley costs totaling approximately $140,000 represent costs incurred during 2003 relating to the implementation and compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The Company has received approval from the NHPUC related to the future recoverability of such costs.

(l) Deferred Land Costs

Included in deferred land costs is Southwood's original basis in its landholdings and any land improvements which are stated at the lower of cost or market.


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(m) Notes Receivable

      In January 2003, Southwood sold a tract of land to an unaffiliated regional developer for approximately $1.5 million. Under the terms of that sale, Southwood conveyed approximately 66.8 acres of land in exchange for approximately $257,000 in cash and a long-term note receivable of $1,223,990. The note, which matures in October 2005, carries a floating interest rate of prime plus 1.5% and is secured by a first mortgage on the property. The pretax gain on that sale was approximately $1.48 million, of which $257,000, representing the net cash received at closing, is included in "Revenues-Real estate operations." The remaining gain of $1,223,990, represented by the note receivable, has been deferred until payment of the note since the requirements established under Statement of Financial Accounting Standards No. 66, " Accounting for Sales of Real Estate," for recognition of all of the profit from this sale have not yet been met.

      Included in current assets at December 31, 2002 were two notes receivable from a local developer totaling $604,500 representing funds loaned by Southwood to the developer for land acquisition and construction of 3 residential homes. The notes, which provided for an annual interest rate of 10.5% and were secured by a first mortgage interest in the land and buildings, were repaid in full in May 2003.

(n) Income Taxes

      Income taxes are recorded in accordance with SFAS No. 109, "Accounting for Income Taxes" using the accrual method and the provision for federal and state income taxes is based on income reported in the financial statements, adjusted for items not recognized for income tax purposes. Provisions for deferred income taxes are recognized for accelerated depreciation and other temporary differences. A valuation allowance is provided to offset any net deferred tax assets if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Investment credits previously realized for income tax purposes are amortized for financial statement purposes over the life of the property, giving rise to the credit.

(o) Contributions in Aid of Construction ("CIAC")

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

(p) Reclassifications

Certain amounts in 2002 have been reclassified to conform with the 2003 financial statement presentation.


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(q) Earnings Per Share

      The Company computes earnings per share following the provisions of SFAS No. 128, "Earnings per Share". Basic net income per share is computed using the weighted-average number of common shares outstanding for a period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding for the period. For the years ended December 31, 2003, 2002 and 2001, dilutive potential common shares consisted of outstanding options.

      The dilutive effect of outstanding stock options is computed using the treasury stock method. Calculations of the basic and diluted net income per common share and potential common shares are as follows:

	2003	2002	2001

	(In thousands, except share and
	per share data)

Basic earnings per share	$0.52	$0.98	$1.52
Dilutive effect of unexercised stock options	-	(0.01)	(0.02)

Diluted earnings per share	$0.52	$0.97	$1.50

Numerator:
Basic net income	$1,247	$2,341	$3,612

Diluted net income	$1,247	$2,341	$3,612

Denominator:
Basic weighted average shares outstanding	2,392,919	2,390,942	2,382,389
Dilutive effect of unexercised stock options	5,279	20,839	17,699

Diluted weighted average shares outstanding	2,398,198	2,411,781	2,400,088

(r) Stock-Based Compensation

      In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure- an amendment to FASB Statement No. 123" ("SFAS 148") which provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 requires prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation. At this time, the Company does not intend to change to the fair value based method of accounting for stock-based compensation. On a pro forma basis, the Company's net income and earnings per share would have been reduced to the following amounts had compensation cost for the plan been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation".


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2003	2002	2001

	(In thousands, except share and
	per share data)

Net income:
As reported	$1,247	$2,341	$3,612
Less:
Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related taxes	(181)	(145)	(143)

Pro forma net income	$1,066	$2,196	$3,469

Basic net income per share:
As reported	$0.52	$0.98	$1.52
Pro forma	$0.45	$0.92	$1.46

Diluted net income per share:
As reported	$0.52	$0.97	$1.50
Pro forma	$0.44	$0.91	$1.45

Note 2 - Income Taxes

The components of the federal and state income tax provision at December 31 are as follows:

	2003	2002	2001

	($000's)

Federal	$728	$1,180	$2,113
State	193	303	577
Amortization of investment tax credits	(33)	(33)	(33)

	$888	$1,450	$2,657

Currently payable/(receivable)	$(769)	$436	$1,836
Deferred	1,657	1,014	821

	$888	$1,450	$2,657

The following is a reconciliation between the statutory federal income tax rate and the effective income tax rate for 2003, 2002 and 2001:

	2003	2002	2001

Statutory federal rate	34.0%	34.0%	34.0%
State tax rate, net of federal benefit	5.6	5.6	5.6
Permanent differences	7.0	--	--
Amortization of investment tax credits	(1.5)	(.9)	(.5)

Effective tax rate	45.1%	38.7%	39.1%


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      At December 31, 2003, the Company had approximately $93,000 of alternative minimum tax credits resulting from a net operating loss in 2003. The net operating loss credits will be carried back into 2001 and 2002. The Company did not have any alternative minimum tax credits available at December 31, 2002 and 2001.

      The Company has a regulatory liability related to income taxes of $1,107,109 and $1,138,090 at December 31, 2003 and 2002, respectively. This represents the amount of deferred taxes recorded at rates higher than currently enacted rates and the impact of deferred investment tax credits on future revenue. The liability is being amortized over an average remaining life of 30 years consistent with the Company's rate-making treatment.

The temporary items that give rise to the net deferred tax liability at December 31, 2003 and 2002 are as follows:

	2003	2002

	($000's)

Liabilities:
Property related	$10,977	$9,264
Other	625	706

	11,602	9,970

Assets:
Investment tax credits and other	1,107	1,138
Taxes on contributions in aid of construction	461	580
Alternative minimum tax carry-back	93	--
Deferred gain on land sale	485	--
Merger-related and other	1,204	1,918

	3,350	3,636
Valuation allowance	(300)	(300)

Net deferred tax liabilities	$8,552	$6,634

      The Company has recorded a valuation allowance of approximately $300,000 relating to contribution deductions expected to be taken within the next four years (the statutory carry forward period for federal tax purposes). However, there is no assurance that future taxable income will be sufficient to realize such tax benefits given current Internal Revenue Code limitations. Furthermore, in the event that the Internal Revenue Service examines any of the years affected by this carry forward, the Company's ability to utilize such deductions could be altered as well. When the Company is able to determine that it is probable these benefits will be realized in full or in part, the related valuation allowance will be reduced accordingly.

Note 3 - Debt

Long-term debt at December 31 consists of the following:


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2003	2002

	($000's)

Unsecured notes payable to various insurance companies:
9.10% due April 1, 2005	$3,500	$3,500
7.40% due March 1, 2021	8,000	8,000
Unsecured Industrial Development
Authority Revenue Bond 1988 series 7.50%, due July 1, 2018	975	1,040
Unsecured Business Finance Authority
1994 Revenue Bond (series A), 6.35% due December 1, 2019	2,480	2,615
Unsecured Business Finance Authority
1994 Revenue Bond (series B), 6.45% due December 1, 2016	1,320	1,435
Unsecured Business Finance Authority
1997 Revenue Bond, 6.30%, due May 1, 2022	4,000	4,000
Secured notes payable to bank, floating rate, due April 8, 2005	6,000	6,000
Unsecured New Hampshire State Revolving Fund
Loan, 3.80%, due May 1, 2022	404	429
Loan, 2.315%, due April 1, 2013	133	145
Loan, 3.976%, due January 1, 2025	399	--
Secured loan, 5.00%, due October 1, 2005	36	50

	27,247	27,214
Less current portion	368	354

	$26,879	$26,860

      The 1994 Series A and B Bonds are not subject to optional redemption until 2004 at which time they may be redeemed in whole or in part at the Company's option at a premium not to exceed 2% and may be redeemed at par on or after December 1, 2008. The notes and bonds payable require periodic interest payments (either monthly or semi-annually) which are based on the outstanding principal balances. The aggregate principal payment requirements subsequent to December 31, 2003 are as follows:

	Amount

	($000's)

2004	$368
2005	9,886
2006	367
2007	768
2008	969
2009 and thereafter	14,889

	$27,247

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


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2003, approximately $4.4 million of Pennichuck's retained earnings were unrestricted for payment or declaration of common dividends. In addition, substantially all of the assets owned by Pennichuck East, totaling approximately $16.6 million and $13.8 million at December 31, 2003 and 2002, respectively, are secured as collateral under a certain $4.5 million note with a local bank dated April 8, 1998.

      The Company has available a $2.5 million unsecured, revolving credit facility with a bank. Borrowings under the revolving credit facility bear interest at a variable rate equal to the lesser of the bank's cost of funds or the LIBOR rate plus 125 basis points. The revolving credit facility is subject to renewal and extension by the bank annually on June 30 of each year. At December 31, 2003, the Company had outstanding borrowings under the revolving credit facility totaling $2.0 million. At December 31, 2002, there were no outstanding borrowings under this facility.

      The Company has two interest rate financial instruments which qualify as derivatives under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). These financial derivatives have been designated as cash flow hedges under the provisions of SFAS No. 133. The financial instruments are used to mitigate interest rate risks associated with the Company's $6 million floating-rate loans. The floating rates, which are based on LIBOR plus 65 basis points, were 1.82% and 2.08%, at the end of 2003 and 2002, respectively. The agreements provide for the exchange of fixed rate interest payment obligations for floating rate interest payment obligations on notional amounts of principal. The two derivative agreements have a fixed rate of 6.50%. The notional amount of the debt for which interest rate exchanges have been entered into under these agreements is $6,000,000 at December 31, 2003 and 2002. The fair value of the financial derivatives, included in the Company's consolidated balance sheet as "Other liabilities", was approximately $345,000 and $541,000 at December 31, 2003 and 2002, respectively. Changes in the fair values of those derivatives are deferred in accumulated other comprehensive income.

Note 4 - Equity Investments in Unconsolidated Companies

      At December 31, 2003 and 2002, Southwood had a 50 percent ownership interest in four limited liability companies ("LLCs"). The remaining 50 percent ownership interest in each of the LLCs is held by John Stabile, principal owner of H.J. Stabile & Son, Inc.("Property Manager").The LLCs, whose assets and liabilities are not included in the accompanying consolidated balance sheets, own certain commercial office buildings on which there are outstanding mortgage notes totaling approximately $9.2 million and $9.5 million at December 31, 2003 and 2002, respectively. Southwood is contingently liable for one half of the outstanding mortgage balances and as such, it has issued a guarantee to the mortgagee for its share of the guaranteed indebtedness.

      Southwood uses the equity method of accounting for its investments in the four LLCs and accordingly, its investment is adjusted for its share of earnings or losses and for any distributions or dividends received from the LLCs. For the years ended December 31, 2003, 2002 and 2001, Southwood's share of earnings in the LLCs was approximately $417,000, $314,000, and $141,000, respectively. Southwood's share of earnings and losses are included under revenues-real estate operations in the accompanying consolidated statements of income. For the years ended December 31, 2003, 2002 and 2001, cash distributions received from the LLCs were approximately $68,000, $175,000 and $200,000, respectively. The principal assets of the LLCs are the land, buildings and leasehold improvements, the


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

total of which at December 31, 2003 and 2002 was approximately $9.7 million and $9.4 million, respectively.

      In accordance with the terms of the LLCs' operating agreements, the Property Manager charges the LLCs a management fee to offset its real estate management costs. The management fee is calculated as a percentage of the LLCs' monthly rent. For the years ended December 31, 2003, 2002 and 2001, total management fees charged to the LLCs were approximately $73,000, $90,000 and $82,000, respectively. The Property Manager also leases approximately 14,000 square feet of office and garage space in one of the LLCs for which it made annual lease payments of approximately $202,000 in 2001, 2002 and 2003.

Note 5 - Fair Value of Financial Instruments

The fair value of certain financial instruments included in the accompanying consolidated balance sheet as of December 31, 2003 is as follows:

	Carrying
	Value	Fair Value

	($000's)

Long-term debt	$27,247	$30,985

Interest rate swaps	$(345)	$(345)

      There are no quoted market prices for the Company's various long-term debt issues and thus, their fair values have been determined based on quoted market prices for securities similar in nature and in remaining maturities. The fair value for long-term debt shown above does not purport to represent the amounts at which those debt obligations would be settled. The fair market value of the Company's interest rate swaps represents the estimated cost to terminate these agreements as of December 31, 2003 based upon current interest rates.

The carrying values of the Company's cash, restricted cash, and short-term notes receivable approximate their fair values because of the short maturity dates of those financial instruments.

Note 6 - Benefit Plans

Pension Plan

      The Company has a non-contributory, defined benefit pension plan (the "Plan") covering substantially all full-time employees. The benefits are formula-based, giving consideration to both past and future service as well as participant compensation levels. The Company's funding policy is to contribute annually up to the maximum amount deductible for federal tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The Plan uses December 31 for the measurement date to determine its projected benefit obligation and fair value of plan assets. The Plan uses January 1 as the measurement date to determine net periodic benefit costs. The changes in benefit obligation and plan assets were as follows:


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31,

	2003	2002

	($000's)

Change in benefit obligation:
Benefit obligation, beginning of year	$4,555	$3,651
Service cost	201	216
Interest cost	270	271
Actuarial (gain)/loss	(147)	497
Benefits paid, excluding expenses	(117)	(80)

Benefit obligation, end of year	$4,762	$4,555

Change in plan assets:
Fair value of plan assets, beginning of year	$3,156	$3,234
Actual return (loss) on plan assets, net	537	(171)
Expenses	(11)	(25)
Employer contribution	222	198
Benefits paid, excluding expenses	(117)	(80)

Fair value of plan assets, end of year	$3,787	$3,156

The plan's funded status was as follows:
Funded status	$(975)	$(1,398)
Unrecognized net actuarial loss	1,378	1,859
Unrecognized transition asset	(42)	(56)
Unrecognized prior service cost	3	4

Net amount recognized	$364	$409

Amounts recognized in the consolidated balance sheets
consisted of:
Accrued retirement liability	$(78)	$(615)
Accumulated other comprehensive income	439	1,020
Intangible asset	3	4

Net amount recognized	$364	$409

	2003	2002

Weighted average assumptions used to value benefit
obligations were as follows:
Discount rate at the end of the year	6.25%	6.50%
Rate of compensation increase at the end of the year	3.00%	4.00%


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2003	2002	2001

	($000's)

Components of net periodic benefit cost were
as follows:

Service cost	$201	$216	$206
Interest cost	270	271	243
Expected return on plan assets	(252)	(296)	(300)
Amortization of prior service cost	1	1	1
Amortization of transition asset	(14)	(14)	(14)
Recognized net actuarial loss	60	30	6

Net periodic benefit cost	$266	$208	$142

Weighted average assumptions used to calculate net
periodic benefit cost were as follows:

Discount rate at the beginning of the year	6.50%	7.50%	7.50%
Expected return on plan assets for the year (net of
investment expenses)	8.00%	9.00%	9.00%
Rate of compensation increase at the beginning
of the year	4.00%	5.00%	5.00%

Our expected long-term rate of return on pension plan assets is based on the Plan's expected asset allocation, expected returns on various classes of Plan assets as well as historical returns.

      The projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for the pension plan were $4,761,896, $3,864,799 and $3,786,666, respectively, as of December 31, 2003 and $4,554,533, $3,771,130 and $3,156,461, respectively, as of December 31, 2002. Since the market value of the Company's Plan assets was lower than the Plan's accumulated benefit obligation, the Company recorded a minimum pension liability of approximately $78,000 and $615,000 at December 31, 2003 and 2002, respectively. This resulted in a decrease in the additional minimum liability for the Plan of approximately $581,000 in 2003.

      In establishing its investment policy, the Company has considered the fact that the pension plan is a major retirement vehicle for its employees and the basic goal underlying the establishment of the policy is to provide that the assets of the plan are prudently invested. Accordingly, the Company does not consider it necessary to adopt overly aggressive investment approaches that may expose the pension assets to severe depreciation in asset values during adverse markets. The investment policy should provide a high probability of generating a rate of return equal to at least 4% in excess of inflation over a long-term time horizon. The Company's investment strategy applies to its post retirement plans as well as its pension plan.

      The pension plan's investment strategy utilizes several different asset classes with varying risk/return characteristics. The following indicates the asset allocation percentage of the fair value of the plan assets as of December 31 as well as the pension plan's targeted allocation range:


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

			Asset Allocation
	2003	2002	Range

Equities	47%	50%	30% - 55%

Fixed income	53%	50%	45% - 90%

Other	--	--	0% - 5%

Total	100%	100%

While not required to make contributions to the Plan, the Company anticipates that it will contribute approximately $240,000 to the Plan in 2004.

Defined Contribution Plan

      In addition, the Company has a defined contribution plan covering substantially all full-time employees. Under this plan, the Company matches 100% of the first 3% of the employee's salary contributed to the plan. The matching employer's contributions, recorded as operating expenses, were $114,579, $115,210 and $109,325 for 2003, 2002 and 2001, respectively.

Other Post-retirement Benefits

      The Company provides post-retirement medical benefits to current and retired employees through separate post-retirement medical plans for its union and non-union employees. Future benefits, payable to current employees upon reaching normal retirement date, are calculated based on the actual percentage of wage and salary increases earned from the plan inception date to normal retirement date. The post retirement plans use December 31 for the measurement date to determine their projected benefit obligation and fair value of plan assets. These plans use January 1 as the measurement date to determine net periodic benefit cost except that the post employment plan, which was initiated during 2003, used October 1 as such measurement date. The changes in benefit obligation and plan assets were as follows:

			December 31,

			2003	2002

			($000's)

Change in benefit obligation:
Benefit obligation, beginning of the year			$992	$808
Service cost			59	33
Interest cost			69	59
Actuarial loss			173	124
Benefits paid, excluding expenses			--	(32)

Benefit obligation, end of year			$1,293	$992


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

		December 31,

		2003	2002

		($000's)

Change in plan assets:
Fair value of plan assets, beginning of the year		$184	$204
Actual return (loss) on plan assets, net		31	(20)
Employer contribution		156	32
Benefits paid, excluding expenses		--	(32)

Fair value of plan assets, end of year		$371	$184

The plan's funded status was as follows:
Funded status		$(922)	$(808)
Unrecognized net actuarial loss		327	171
Unrecognized transition (asset)/obligation		--	--
Unrecognized prior service cost		52	67

Net amount recognized		$(543)	$(570)

Weighted average assumptions used to value benefit
obligations were as follows:
Discount rate at the end of the year		6.00%	6.50%
Rate of compensation increase at the end of the year		3.00%	4.00%

2003		2002	2001

($000's)

Components of net periodic benefit cost were
as follows:
Service cost	$59	$33	$30
Interest cost	69	59	55
Expected return on plan assets	(22)	(15)	(12)
Amortization of prior service cost	15	15	15
Amortization of transition obligation	--	30	31
Recognized net actuarial loss	8	--	--

Net periodic benefit cost	$129	$122	$119

Weighted average assumptions used to calculate net
periodic benefit cost were as follows:
Discount rate at the beginning of the year	6.50%	7.50%	7.75%
Expected return on plan assets for the year (net of
investment expenses)	8.00%	9.00%	9.00%
Rate of compensation increase at the beginning
of the year	4.00%	5.00%	5.00%

A one percent change in the assumed health care cost trend rate would not have had a material effect on the post-retirement benefit cost or the accumulated post-retirement benefit obligation in 2003.


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      The following indicates the asset allocation percentages of the fair value of total Plan assets for each major type of post-retirement plan assets as of December 31 as well as targeted percentages and the permissible range:

			Asset Allocation
	2003	2002	Range

Equities	54%	44%	30% - 55%

Fixed income	42%	53%	45% - 90%

Other	4%	3%	0% - 5%

Total	100%	100%

The assets of the Company's PBOP Plan are held in VEBA trusts.

      In 2003, the Company began offering post-employment medical benefits for employees who retire prior to their normal retirement age and who have met certain age and service requirements. The benefits, which are offered through a separate plan, allow continuity of coverage at group rates from the employee's retirement date until the employee becomes eligible for Medicare. The plan became effective October 1, 2003. If the employee elects to remain on the Company's group medical plan, the employee will be responsible for reimbursing the Company for the full monthly premium. Upon request, the spouse of the employee may remain on the Company's group medical plan as long as the full monthly premium is reimbursed to the Company. The post-employment plan is funded from the general assets of the Company. The changes in benefit obligation and plan assets were as follows:

			($000's)

Change in benefit obligation:
Benefit obligation at October 1, 2003			$359
Service cost			5
Interest cost			5
Actuarial gain			(18)
Benefits paid, excluding expenses			-

Benefit obligation, end of year			$351

The plan's funded status was as follows:
Funded status at December 31, 2003			$(351)
Unrecognized net actuarial gain			(18)
Unrecognized prior service cost			353

Net amount recognized			$(16)


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Weighted average assumptions used to
value benefit obligations were as follows:
Discount rate at the end of the year	6.00%
Health care cost trend rate at the end of the year	9.00%

($000's)
Components of net periodic benefit cost were
as follows:
Service cost	$5
Interest cost	5
Amortization of prior service cost	6

Net periodic benefit cost	$16

Weighted average assumptions used to calculate net
periodic benefit cost were as follows:
Discount rate at the beginning of the year	6.00%
Expected return on plan assets for the year (net of
investment expenses)	8.00%
Health care cost trend rate at the beginning of
the year	9.00%

      In December 2003, the FASB issued Staff Position (FSP) 106-1, "Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"). The Act provides for drug benefits for retirees over the age of 65 under a new Medicare Part D program. For employers like the Company, who currently provide retiree medical programs for former employees over the age of 65, there are subsidies available which are inherent in the Act. The Act entitles these employers to a direct tax-exempt federal subsidy. However, since the effective date of the Act was December 2003 and because most employers have not had time to consider the accounting considerations and that there is no appropriate accounting guidance for the federal subsidy, the FASB issued this FSP to allow employers a one-time election to defer recognition of the impact of the Act in the employer's accounting until formal guidance is issued. The Company has elected to defer recognition of the provisions of this Act until further accounting guidance is issued. As a result, the provisions of the Act are not reflected in the following disclosure. The issuance of formal accounting guidance may require a change to previously reported information. The Company is continuing to monitor the impact of the Act.

Note 7 - Stock Based Compensation Plans

      The Company provides its officers and key employees incentive and non-qualified options on a discretionary basis pursuant to two stock option plans, the 1995 Stock Option Plan ("1995 Plan") and the 2000 Stock Option Plan ("2000 Plan").


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      The 1995 Plan, as amended, permits the granting of both incentive stock options and non-qualified stock options to employees at a price per share equivalent to the market value at the date of the grant. Options become exercisable immediately following the grant and expire ten years from the date of grant. The number of shares of common stock subject to issuance under the 1995 Plan is 75,000. At December 31, 2003, no further shares were available for future grant under the 1995 Plan.

      The 2000 Plan, as amended, provides for the granting of both incentive stock options and non-qualified stock options to employees at a price per share equivalent to the market value at the date of the grant. Options generally become exercisable immediately following the grant and expire ten years from the date of grant. The number of shares of common stock subject to issuance under the 2000 Plan is 150,000. At December 31, 2003, 141,501 shares were available for future grant under the 2000 Plan.

      In accordance with SFAS No. 123, the Company accounts for stock-based compensation for employees under APB Opinion No. 25, Accounting for Stock Issued to Employees, using the intrinsic value method and has elected the disclosure-only alternative under SFAS No. 123.

The following table summarizes the activity under the stock option plans for the three-year period ended December 31, 2003:

			Weighted
			Average
	Number of	Price per	Price
	Shares	Share	per Share

Options outstanding at December 31, 2000	50,234	$8.12-$23.25	$18.86
Granted	29,704	20.39	20.39
Exercised	(8,468)	8.12-15.75	12.94
Canceled	(1,667)	20.39-23.25	22.11

Options outstanding at December 31, 2001	69,803	8.12-23.25	20.15
Granted	18,175	27.00	27.00
Exercised	(2,583)	8.12-15.75	11.33
Canceled	-	-	-

Options outstanding at December 31, 2002	85,395	8.12-27.00	21.88
Granted	50,000	24.10-26.85	25.20
Exercised	(11,701)	8.12-23.25	17.49
Canceled	(13,856)	20.39-27.00	24.47

Options outstanding at December 31, 2003	109,838	$8.12-$27.00	$23.53

Exercisable at December 31, 2003	89,838	$8.12-$27.00	$23.40

Exercisable at December 31, 2002	85,395	$8.12-$27.00	$21.88

Exercisable at December 31, 2001	69,803	$8.12-$23.25	$20.15

The following table summarizes information about options outstanding and exercisable at December 31, 2003:


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Options Outstanding			Options Exercisable

			Weighted		Weighted
			Average		Average
	Number of	Remaining	Exercise	Number of	Exercise
Exercise	Shares	Contractual Life	Price	Shares	Price
Price	Outstanding	(in years)	per Share	Outstanding	per Share

$ 8.12	501	3.00	$ 8.12	501	$ 8.12
$ 8.63	251	2.00	$ 8.63	251	$ 8.63
$ 9.50	501	4.00	$ 9.50	501	$ 9.50
$15.75	5,431	5.00	$15.75	5,431	$15.75
$20.39	20,069	7.00	$20.39	20,069	$20.39
$23.25	19,835	6.00	$23.25	19,835	$23.25
$24.10	30,000	9.58	$24.10	10,000	$24.10
$26.85	20,000	9.75	$26.85	20,000	$26.85
$27.00	13,250	8.00	$27.00	13,250	$27.00

	109,838			89,838

      The weighted average fair value per share of options granted during 2003, 2002 and 2001 was $6.59, $7.99 and $4.96, respectively. The fair value of each option grant is estimated on the date of grant using the following assumptions:

	Year Ended December 31,

	2003	2002	2001

Risk-free interest rate	3.30%	4.60%	5.08%
Expected dividend yield	3.42%	2.90%	4.70%
Expected lives	5 years	5 years	5 years
Expected volatility	36.00%	36.00%	34.00%

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


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 9 - Commitments and Contingencies

Termination of Merger Agreement

      On April 29, 2002, the Company entered into a definitive agreement with Philadelphia Suburban Corporation ("PSC") to merge into a wholly-owned subsidiary of PSC with shareholders of the Company receiving shares of PSC in the merger. The merger was subject to several conditions, including, among other things, approval by the shareholders of the Company and approval by the New Hampshire Public Utilities Commission ("NHPUC"). The review of the merger by the NHPUC and approval by the Company's shareholders was expected to occur in the first half of 2003.

      However, on November 26, 2002, the Board of Aldermen of the City of Nashua, New Hampshire (the "City") adopted a resolution calling for a referendum to authorize the City to pursue the acquisition, by an eminent domain proceeding or otherwise, of all or a portion of Pennichuck's water system serving the residents of the City and others. The City's voters passed the referendum on January 14, 2003. On February 4, 2003, the Company announced that it had reached an agreement with PSC to terminate PSC's pending acquisition of the Company. The decision to terminate the merger agreement resulted from the City's ongoing efforts to acquire Pennichuck's utility plant and property by eminent domain. Expenses associated with the PSC merger transaction and related issues totaled approximately $231,000 and $1,946,000 for the years ended December 31, 2003 and 2002, respectively. Those expenses consisted of the following:

	2003	2002

	($000's)

Investment banking fees	$--	$1,086
Legal and other fees relating to merger and regulatory approval	231	860

Total merger and related costs	$231	$1,946

      Under current Internal Revenue Code regulations, costs relating specifically to the merger transaction may be deductible for Federal income tax purposes in the year in which the merger is terminated. As a result, the Company has realized approximately $1.5 million of merger-related direct costs for Federal income tax purposes in 2003.

Pending Municipalization Efforts

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


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

      On February 4, 2004, the Company filed a Petition for Declaratory Judgment against the City, seeking a determination by the New Hampshire Superior Court that, among other things, the State utility municipalization statute is unconstitutional and the City has failed to commence eminent domain proceedings at the State Public Utilities Commission in a timely fashion and therefore is barred from continuing the current utility municipalization process against the Company.

      The Company cannot predict the ultimate outcome of these matters. It is possible that, if the acquisition efforts of the City and/or the Town of Pittsfield are successful, the financial position of the Company would be materially impacted. No adjustments have been recorded in the accompanying condensed consolidated financial statements for these uncertainties.

Regulatory Investigation

      The Company is the subject of an investigation by the New Hampshire Bureau of Securities Regulation (the "Bureau") and the Securities and Exchange Commission (the "SEC"). The scope of the investigation relates generally to the Company's commercialization of real estate through joint ventures involving its Southwood Corporation subsidiary and, in particular, to certain of the Company's public disclosures regarding various joint venture transactions. Specifically, the Bureau and the SEC have alleged that in Note A to the Company's 1998 financial statements, which were included in the Company's annual report to shareholders and incorporated into its Annual Report on Form 10-KSB, the Company improperly disclosed the purchase of a home by Maurice L. Arel, the Company's former President who is also a target of the investigation, from one of the Company's real estate joint ventures as being "on the same terms which would be given to any independent third-party". In fact, the purchase was not made on such terms, and the Company believes that Mr. Arel received a benefit in the range of $50,000 to $75,000 in connection with the purchase.

      In addition, the Bureau and the SEC have alleged that the Company failed to properly disclose payments from the Company's real estate joint ventures to a landscaping company with which one of Mr. Arel's sons was involved. During the seven-year period from 1996 to 2002, six of the Company's joint ventures engaged for various landscaping projects a company with which one of Mr. Arel's sons was


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

involved. The joint ventures' payments to that landscaping company totaled approximately $517,600 during that period. In three of those years, the aggregate payments for the year exceeded $60,000. In 1999, the joint ventures paid the landscaping company a total of $259,000, the greatest amount that the joint ventures paid to the landscaping company during a single year.

      The regulators have also alleged that the Company failed to disclose the fact that nearly all of its real estate joint ventures had been formed with the same developer, and that the Company did not exercise proper oversight of the activities of those various joint ventures, including by failing to obtain or to keep adequate records, such as copies of financial records, contracts, correspondence or other material information.

      The Company's board of directors retained legal counsel to conduct an independent review of the allegations, under the direction of the Company's Audit Committee, and instructed the Company's executive officers and counsel to cooperate fully with the investigation by the Bureau and the SEC. That independent review is now substantially complete and the Company's counsel has briefed the regulators on the board's findings. In addition, and as a result of the independent review, Mr. Arel's employment with the Company and its subsidiaries was terminated in May 2003.

      The Bureau and the SEC could seek to impose fines, penalties or other sanctions upon the Company as a result of their respective investigations. In November 2003, the Bureau and the SEC indicated a willingness to consider a global settlement of their claims against the Company and against Mr. Arel. Although no agreement or understanding has been reached, the framework of the settlement that is under consideration would consist of a fund to be established for the benefit of the Company's shareholders, a fine to be paid to the Bureau, and a payment to the Bureau to defray its expenses. In addition to the negotiations with the Bureau and the SEC regarding the proposed settlement, the Company is also engaged in negotiations with Mr. Arel as to what portion, if any, of the settlement amounts he would be responsible for paying. There can be no assurance that a settlement agreement with the regulators and Mr. Arel will in fact be reached. The Company has recorded as an expense in 2003 a liability for this settlement based on the best estimates of the Company and its legal counsel.

Operating Leases

      The Company leases certain office equipment under operating lease agreements expiring through October 2008. Total rent expense was approximately $39,500, $24,300 and $17,600 for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company's remaining lease commitments for all leased equipment as of December 31, 2003 are as follows:


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Amount

($000's)

2004	$47
2005	47
2006	31
2007	19
2008	5

$149

Note 10 - Guarantees

      As discussed in Note 4, Southwood holds a 50% interest in four limited liability companies known as HECOP I, HECOP II, HECOP III and HECOP IV, each of which owns land and a commercial office building, subject to a mortgage note with a local bank. The mortgage notes, totaling approximately $9.2 million, which are not included in the accompanying condensed consolidated balance sheets, are each secured by the underlying real property. In addition, Southwood is contingently liable on one-half of the outstanding balance, and as such, it has issued a guarantee to the mortgagee for its share of the guaranteed indebtedness. At December 31, 2003, Southwood was contingently liable on approximately $4.6 million of mortgage indebtedness associated with the limited liability companies.

Note 11 - Supplemental Disclosures on Cash Flow and Non-Cash Items

Supplemental cash flow information for the three years ended December 31 is presented below:
	2003	2002	2001

	($000's)

Cash paid during the year for:
Interest	$1,875	$1,931	$1,972
Income taxes	$132	$645	$1,215

Non-cash items:
Deferred gain on land sale	$1,224	$--	$--
Contributions in aid of construction	$1,811	$3,168	$2,077

Minimum pension liability adjustment:
Accrued pension liability	$78	$615	$--
Deferred tax and other	$222	$405	$--
Other comprehensive income (loss)	$454	$(619)	$--


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 12 - Business Segment Information

      The Company follows the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. The Company's operating activities are grouped into three primary business segments as follows:

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

The following table presents information about the Company's three primary business segments:

	2003	2002	2001

	($000's)

Operating revenues:
Water utility	$18,680	$18,830	$17,412
Real estate	949	3,088	4,156
Contract operations & other	1,759	1,504	1,186

Total operating revenues	$21,388	$23,422	$22,754

Operating income:
Water utility	$4,113	$6,045	$5,003
Real estate	846	1,338	3,244
Contract operations & other	236	265	305

Total operating income	$5,195	$7,648	$8,552

Capital additions:
Water utility	$8,968	$8,413	$8,211
Real estate	--	--	--
Contract operations & other	24	30	--

Total capital additions	$8,992	$8,443	$8,211

Total assets:
Water utility	$92,031	$85,714	$79,458
Real estate	2,651	1,787	3,524
Contract operations & other	2,528	3,481	4,648

Total assets	$97,210	$90,982	$87,630


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

		2003	2002	2001

		($000's)

Depreciation and amortization expense:
Water utility		$2,884	$2,681	$2,590
Real estate		--	--	413
Contract operations & other		30	94	44

Total depreciation and amortization expense		$2,914	$2,775	$3,047

      The operating revenues within each business segment are sales to unaffiliated customers. Operating income is defined as segment revenues less operating expenses including allocable parent company expenses attributable to each business segment as shown below.

		2003	2002	2001

		($000's)

Allocated parent expenses:
Water utility		$709	$444	$522
Real estate		14	49	59
Contract operations & other		60	33	26

Total allocated parent expenses		$783	$526	$607

The general and administrative expenses allocated by the parent company to its subsidiaries are calculated based primarily on a ratio of subsidiary revenues to consolidated revenues.

      In addition, all of the employees of the consolidated group are employees of Pennichuck, which in turn allocates a portion of its labor and other direct expenses and general and administrative expenses to the Company's other subsidiaries. This intercompany allocation reflects Pennichuck's estimated costs that are associated with conducting the activities within the Company's subsidiaries. The allocation of Pennichuck costs is based on, among other things, time records for direct labor, customer service activity, and accounting transaction activity.

      Within the water utility business segment, one customer accounted for approximately 10 percent of water utility revenues in 2003, 2002 and 2001. During 2003, 2002 and 2001, the water utility recorded approximately $1,847,000, $1,842,000 and $1,809,000, respectively, in water revenues which were derived from fire protection and other billings to the City of Nashua. As of December 31, 2003 and 2002, this customer accounted for approximately 11% and 10%, respectively, of total accounts receivable.

Note 13 - Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share amounts)

Year Ended December 31, 2003

Revenues	$4,861	$5,262	$6,394	$4,871
Operating Income	964	1,375	2,209	647
Net income	147	393	1,022	(315)
Earnings per common share
Basic	$0.06	$0.16	$0.43	$(0.13)
Diluted	$0.06	$0.16	$0.43	$(0.13)


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share amounts)

Year Ended December 31, 2002

Revenues	$6,865	$5,053	$6,537	$4,967
Operating Income	1,672	1,459	2,910	1,606
Net income	630	(709)	1,377	1,043
Earnings per common share
Basic	$0.26	$(0.30)	$0.58	$0.44
Diluted	$0.26	$(0.30)	$0.57	$0.44

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

      We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934 under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" as of the end of the period covered by this report.

      Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in the company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

      Based on their evaluation, the principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective to provide reasonable assurance that information relating to the company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

      There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding our directors and executive officers appears under "Election of Directors" and "Corporate Governance, Board and Committee Membership" in our Proxy Statement for the Annual Meeting of Stockholders (the "Proxy Statement"), to be held April 23, 2004. Those portions of the Proxy Statement are incorporated by reference into this report.

Compliance with Section 16(a) of the Exchange Act

      Information about compliance with Section 16(a) of the Exchange Act appears under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

Code of Ethics

      Information regarding our code of ethics (the Company's Code of Ethics for Financial Professionals) appears under "Executive Compensation - Code of Ethics for Financial Professionals" in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report. We will post amendments to or waivers from a provision of the Code of Ethics for Financial Professionals on our website at www.pennichuck.com.

Item 11. EXECUTIVE COMPENSATION

      Information about compensation of our named executive officers and related matters appears under "Executive Compensation," "Report of the Compensation and Benefits Committee" and under "Comparative Stock Performance" in the Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this report.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

      Information about security ownership of certain beneficial owners and management appears under "General Disclosures - Security Ownership of Certain Beneficial Owners" and "General Disclosures - Security Ownership of Management" in the Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this report. Information regarding securities authorized for issuance under equity compensation plans appears under "Executive Compensation - Equity Compensation Plans" in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information about certain relationships and related transactions appears under "Executive Compensation - Certain Relationships and Related Transactions" in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Information about principal accountant fees and services appears under "Relationship with Independent Accountants - Fees Paid to PricewaterhouseCoopers LLP" in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.


PART IV:

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

(a) The following documents are filed as part of this report:

      (1)   The following Consolidated Financial Statements of Pennichuck Corporation and subsidiaries for the year ended December 31, 2003 are included in Part II, Item 8 hereof and are incorporated herein by reference:

Report of Independent Public Accountants

Consolidated Balance Sheets at December 31, 2003 and 2002

Consolidated Statements of Income for each of the years ended
December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders' Equity for each of the years ended
December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for each of the years ended
December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

(2) The following Financial Statement Schedules of Pennichuck Corporation for each of the years 2003, 2002 and 2001 are included in this report:

Report of Independent Public Accountants on Schedules for the years ended
December 31, 2003, 2002 and 2001

I - Condensed Financial Information of Registrant
II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.


(3) Exhibit Index:

The following is a list of exhibits which are either filed or incorporated by reference as part of this annual report on Form 10-K.

Exhibit
Number	Description of Exhibit

3.1	Restated Articles of Incorporation of Pennichuck Corporation (Filed as Exhibit 3.1 to the Company's 1990 Form 10-K Report and incorporated herein by reference)

3.2	Articles of Amendment to the Articles of Incorporation of Pennichuck Corporation (Filed as Exhibit 3.2 to the Company's 1994 Form 10-KSB Report and incorporated herein by reference)

3.3	Bylaws of Pennichuck Corporation (Filed as Exhibit 3.3 to the Company's 2002 Form 10-K Report and incorporated herein by reference)

3.4	Articles of Amendment to the Articles of Incorporation of Pennichuck Corporation (Filed as Exhibit 3.4 to the Company's 1999 second quarter Form 10-QSB Report and incorporated herein by reference)

3.5	Articles of Amendment to the Articles of Incorporation of Pennichuck Corporation (Filed as Exhibit 3.5 to the Company's 2000 second quarter Form 10-QSB Report and incorporated herein by reference)

3.6

Certificate of Designation of Series A Junior Participating Preferred Stock of Pennichuck Corporation (Filed as Exhibit 3.6 to the Company's 2000 second quarter Form 10-QSB Report and incorporated herein by reference)

4.1

Rights Agreement dated as of April 20, 2000 between Pennichuck Corporation and Fleet National Bank, as Rights Agent (Exhibit 3.2 to the Company's Registration Statement on Form 8-A12G, filed on April 21, 2000 and incorporated herein by reference)

4.2

Amendment to Rights Agreement dated October 10, 2001, by and between Pennichuck Corporation and Fleet National Bank (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A12G/A filed with the Securities and Exchange Commission on April 30, 2002).

4.3

Second Amendment to Rights Agreement dated January 14, 2002, by and between Pennichuck Corporation and EquiServe Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form 8-A12G/A filed with the Securities and Exchange Commission on April 30, 2002).

4.4

Agreement of Substitution and Amendment of Common Shares Rights Agreement dated January 15, 2002, by and between Pennichuck Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form 8-A12G/A filed with the Securities and Exchange Commission on April 30, 2002).


Exhibit
Number	Description of Exhibit

4.5

Amendment to Rights Agreement dated April 29, 2002, by and between Pennichuck Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2002).

10.1	Deferred Compensation Program for Directors of Pennichuck Corporation (Filed as Exhibit 10.2 to the Company's 1997 Form 10-KSB Report and incorporated herein by reference)

10.2

Amended Line of Credit Agreement dated October 2, 1991 between Pennichuck Corporation and Fleet Bank-NH (Filed as Exhibit 10.7 to the Company's 1991 Form 10-K Report and incorporated herein by reference)

10.3

Second Amendment dated March 23, 1994, to Line of Credit Agreement between Pennichuck Corporation and Fleet Bank-NH dated October 2, 1991 (Filed as Exhibit 10.7 to the Company's 1994 first quarter Form 10-QSB Report and incorporated herein by reference)

10.4

Amended and Restated Revolving Line of Credit Loan Agreement dated March 23, 1994 between Pennichuck Corporation and Fleet Bank-NH (Filed as Exhibit 10.8 to the Company's 1994 second quarter Form 10-QSB Report and incorporated herein by reference)

10.5	Insurance Funded Deferred Compensation Agreement dated June 13, 1994 (Filed as Exhibit 10.9 to the Company's 1994 second quarter Form 10-QSB Report and incorporated herein by reference)

10.6

Amendment Agreement dated May 4, 1995, to Amended and Restated Revolving Line of Credit Loan Agreement dated March 23, 1994 between Pennichuck Corporation and Fleet Bank-NH (Filed as Exhibit 10.8 to the Company's 1995 second quarter Form 10-QSB Report and incorporated herein by reference)

10.7

1995 Stock Option Plan (Filed as Exhibit 4.1 to the Company's Post-Effective Amendment No. 1 to Registration Statement on Form S-8, filed September 17, 2001, No. 333-57352, and incorporated herein by reference)

10.8

Amendment Agreement dated July 31, 1996, to Amended and Restated Revolving Line of Credit Loan Agreement dated March 23, 1994 between Pennichuck Corporation and Fleet Bank-NH (Filed as Exhibit 10.10 to the Company's 1996 third quarter Form 10-QSB Report and incorporated herein by reference)

10.9

Amendment Agreement dated March 18, 1998, to Amended and Restated Revolving Line of Credit Loan Agreement dated March 23, 1994 between Pennichuck Corporation and Fleet Bank-NH (Filed as Exhibit 10.10 to the Company's 1998 first quarter Form 10-QSB report and incorporated herein by reference)


Exhibit
Number	Description of Exhibit

10.10

Loan Agreement dated April 8, 1998, between Pennichuck Corporation, Pennichuck East Utility, Inc. and Fleet Bank- NH (Filed as Exhibit 10.11 to the Company's 1998 second quarter Form 10-QSB report and incorporated herein by reference)

10.11

Amendment Agreement dated April 24, 1998, to Loan Agreement dated April 8, 1998 between Pennichuck Corporation, Pennichuck East Utility, Inc., The Southwood Corporation, Pennichuck Water Service Corporation and Fleet Bank-NH (Filed as Exhibit 10.12 to the Company's 1998 second quarter Form 10-QSB report and incorporated herein by reference)

10.12	Employment Agreement by and between Pennichuck Corporation and Maurice L. Arel (Filed as Exhibit 10.13 to the Company's 1998 Form 10-KSB Report and incorporated herein by reference)

10.13

Form of Change of Control Agreement by and between Pennichuck Corporation and executive officers (Stephen J. Densberger, Charles J. Staab, Bonalyn J. Hartley and Donald L. Ware) each dated January 8, 1999 (Filed as Exhibit 10.14 to the Company's 1999 first quarter Form 10-QSB Report and incorporated herein by reference)

10.14

Amendment Agreement dated August 24, 1999, to Amended and Revolving Line of Credit Agreement dated March 23, 1994, between Pennichuck Corporation, Pennichuck Water Works, Inc. and Fleet Bank-NH (Filed as Exhibit 10.15 to the Company's 1999 third quarter Form 10-QSB Report and incorporated herein by reference)

10.15

2000 Stock Option Plan (Exhibit 4.1 to the Company's Post-Effective Amendment No. 1 to Registration Statement on Form S-8, No. 333-57354, filed on September 17, 2001, and incorporated herein by reference)

10.16

Employment Agreement between Donald L. Correll and Pennichuck Corporation dated August 4, 2003 (Filed as Exhibit 10.14 to the Company's 2003 third quarter Form 10-Q report and incorporated herein by reference)

14	Code of Ethics for Financial Professionals (Filed as Exhibit 14 to this Form 10-K report)

21	Subsidiaries of Pennichuck Corporation (Filed as Exhibit 21 to the Company's 1997 Form 10-KSB Report and incorporated herein by reference)

23	Consent of PricewaterhouseCoopers LLP (Filed as Exhibit 23 to this Form 10-K report)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (Filed as Exhibit 31.1 to this Form 10-K report)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (Filed as Exhibit 31.2 to this Form 10-K report)


Exhibit
Number	Description of Exhibit

32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (Filed as Exhibit 32.1 to this Form 10-K report)

32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (Filed as Exhibit 32.2 to this Form 10-K report)

99.1

Dividend Reinvestment and Common Stock Purchase Plan, as amended (Filed as Exhibit 4.1 to Post-effective Amendment No. 2 to Registration Statement on Form S-3 filed on February 6, 2002, and incorporated herein by reference)

(b) Reports on Form 8-K: The following reports were filed by the Company on Form 8-K during the fourth quarter of 2003:

1. Current Report on Form 8-K dated November 21, 2003 under the caption "Item 5. Other Events and Regulation FD Disclosure."

2. Current Report on Form 8-K dated December 15, 2003 under the caption "Item 5. Other Events and Regulation FD Disclosure."


REPORT OF INDEPENDENT AUDITORS ON
FINANCIAL STATEMENT SCHEDULES

To the Shareholders and Board of Directors of
Pennichuck Corporation:

Our audits of the consolidated financial statements referred to in our report dated February 24, 2004 appearing in the 2003 Annual Report to Shareholders of Pennichuck Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 24, 2004


SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT Pennichuck Corporation Condensed Balance Sheets

	December 31,

	2003	2002

ASSETS	($000's)

Current Assets:
Cash and cash equivalents	$377	$2,322
Refundable income taxes	1,145	334
Prepaid expenses and other	3	6

Total Current Assets	1,525	2,662

Property and Equipment	1,266	1,269
Less allowances for depreciation	(610)	(615)

	656	654
Other assets	8	8
Deferred tax asset	--	781
Investment in subsidiaries	33,232	29,205

	$35,421	$33,310

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and other current liabilities	$397	$313
Line of credit	2,000	--
Long term debt	1,500	1,500
Other long term liabilities	774	541
Stockholders' equity	30,750	30,956

	$35,421	$33,310


SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CON'T) Pennichuck Corporation Condensed Statements of Income

	Years Ended December 31,

	2003	2002	2001

	($000's)

Operating revenues	$57	$45	$228
Operating expenses, including merger related costs	1,116	1,927	67

Operating Income (Loss)	(1,059)	(1,882)	161
Interest income & other	12	56	153
Interest (Expense)	4	(138)	(174)

Income (Loss) Before Income
Taxes and Equity in Earnings
of Subsidiaries	(1,043)	(1,964)	140
Income Tax (Provision)	354	798	(55)

Income (Loss) Before Equity
in Earnings of Subsidiaries	(689)	(1,166)	85
Equity in Earnings of Subsidiaries	1,936	3,507	3,527

NET INCOME	$1,247	$2,341	$3,612

Condensed Statements of Cash Flows

	Years Ended December 31,

	2003	2002	2001

	($000's)

OPERATING ACTIVITIES	$(109)	$(1,544)	$221

INVESTING ACTIVITIES:
Equity Transfer to Subsidiary	2,010	1,897	(1,252)
Net increase in Property
and Equipment and Other Assets	(24)	(18)	(12)

	1,986	1,879	(1,264)

FINANCING ACTIVITIES:
Proceeds from issuance of debt	2,000	--	--
Advances (to) from Subsidiaries	(3,858)	615	2,158
Payment of Dividends	(2,010)	(1,944)	(1,813)
Proceeds from Dividend Reinvestment
and Other, net	47	61	275

	(3,821)	(1,268)	620
DECREASE IN CASH	(1,944)	(933)	(423)
Cash at Beginning of Year	2,321	3,255	3,678

CASH AT END OF YEAR	$377	$2,322	$3,255


SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CON'T)

Pennichuck Corporation Notes to Condensed Financial Statements

NOTE A -- ACCOUNTING POLICIES

Basis of Presentation. In the parent-company-only financial statements, the Company's investment in its subsidiaries is stated at cost plus equity in undistributed earnings of its subsidiaries. Parent-company-only financial statements should be read in conjunction with the Company's Annual Report to Shareholders for the year ended December 31, 2003.

NOTE B -- COMMON DIVIDENDS FROM SUBSIDIARIES

Common stock cash dividends paid to Pennichuck Corporation by its subsidiaries were as follows:

	2003	2002	2001

	($000's)
Pennichuck Water Works, Inc.	$933	$1,829	$1,741
Pittsfield Aqueduct Company, Inc.	--	--	--
Pennichuck East Utility, Inc.	48	115	72
The Southwood Corporation	1,029	--	--

TOTAL	$2,010	$1,944	$1,813

A cash dividend of $10,350 was paid by Pennichuck Corporation for fractional shares due to a stock split in December 2001.


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (1)	Balance at End of Period

		($000's)

Allowance for doubtful accounts
2003	$40	$13	$16	$37
2002	$84	$(14)	$30	$40
2001	$37	$73	$26	$84

(1)	Amounts include accounts receivable write-offs net of recoveries.

Valuation allowance for deferred
tax asset (2)
2003	$300	$-	$-	$300
2002	$-	$300	$-	$300
2001	$-	$-	$-	$-

(2)	See Note 2 in the Notes to the accompanying Consolidated Financial Statements.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th of March 2004.

Pennichuck Corporation

By: /s/ Donald L. Correll

Donald L. Correll,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald L. Correll	President, Chief Executive Officer and	March 29, 2004
Director (Principal Executive Officer)
Donald L. Correll

/s/ Stephen J. Densberger	Executive Vice President	March 29, 2004
and Director
Stephen J. Densberger

/s/ Charles J. Staab	Vice President, Treasurer,	March 29, 2004
Chief Financial Officer and Director
Charles J. Staab	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Joseph A. Bellavance	Director	March 25, 2004

Joseph A. Bellavance

/s/ Steven F. Bolander	Director	March 26, 2004

Steven F. Bolander

/s/ Michelle L. Chicoine	Director	March 29, 2004

Michelle L. Chicoine

/s/ Charles E. Clough	Director	March 26, 2004

Charles E. Clough

/s/ Robert P. Keller	Director	March 29, 2004

Robert P. Keller

/s/ John R. Kreick	Director	March 29, 2004

John R. Kreick

/s/ Hannah M. McCarthy	Director	March 25, 2004

Hannah M. McCarthy

/s/ Martha E. O'Neill	Director	March 29, 2004

Martha E. O'Neill
