Form 10-Q
period 2004-03-31
PENNICHUCK CORP
filed 2004-05-14
CIK 788885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-18552

PENNICHUCK CORPORATION (Exact name of registrant as specified in its charter)

New Hampshire (State or other jurisdiction of incorporation or organization)	02-0177370 (I.R.S. Employer Identification No.)

25 Manchester Street Merrimack, New Hampshire 03054 (603) 882-5191 (Address and telephone number of principal executive offices)

4 Water Street Nashua, New Hampshire 03061 (Former address of principal executive offices)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X       NO

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES         NO  X

      The number of shares of the registrant's common stock, $1 par value, outstanding as of May 11, 2004 was 2,396,340.

PENNICHUCK CORPORATION AND SUBSIDIARIES FORM 10-Q March 31, 2004 CONTENTS

		Page

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets: March 31, 2004 and December 31, 2003	3

	Condensed Consolidated Statements of Operations: Three months ended March 31, 2004 and 2003	4

	Condensed Consolidated Statements of Cash Flows: Three months ended March 31, 2004 and 2003	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Not Applicable
Item 3.	Defaults upon Senior Securities	Not Applicable
Item 4.	Submission of Matters to a Vote of Security Holders	Not Applicable
Item 5.	Other Information	Not Applicable
Item 6.	Exhibits and Reports on Form 8-K	22

SIGNATURES		23

CERTIFICATIONS		32

PART I. FINANCIAL INFORMATION Item 1. Financial Statements

PENNICHUCK CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data)

	March 31, 2004	December 31, 2003

	(Unaudited)

ASSETS Property, plant and equipment	$116,430	$115,486
Less accumulated depreciation	(30,475)	(29,759)

Net property, plant and equipment	85,955	85,727
Current Assets
Cash and cash equivalents	511	391
Accounts receivable, net of allowance of $37 in 2004 and 2003	2,907	2,995
Refundable income taxes	1,159	1,145
Materials and supplies, at cost	764	726
Prepaid expenses and other current assets	654	519

	5,995	5,776

Other Assets
Deferred land costs	873	849
Deferred charges and other assets	3,649	3,634
Note receivable	1,224	1,224

	5,746	5,707
TOTAL ASSETS	$ 97,696	$ 97,210

STOCKHOLDERS' EQUITY AND LIABILITIES
Stockholders' Equity
Common stock - $1 par value Authorized - 11,500,000 shares Issued - 2,397,292 and 2,397,092 shares, respectively	$ 2,397	$ 2,397
Additional paid in capital	15,211	15,208
Retained earnings	12,642	13,178
Accumulated other comprehensive income	(445)	(473)
Less treasury stock, at cost; 952 shares	(138)	(138)

	29,667	30,172
Minority interest	9	8
Long-term debt, less current portion	26,936	26,879
Current Liabilities
Line of credit	3,000	2,000
Current portion of long-term debt	368	368
Accounts payable	322	913
Accrued interest payable	285	370
Other accrued liabilities	1,814	1,773

	5,789	5,424
Deferred Credits and Other Reserves
Contributions in aid of construction	21,940	21,895
Deferred income taxes	9,016	8,552
Deferred gain on land sale	1,224	1,224
Other liabilities and deferred credits	3,115	3,056

TOTAL STOCKHOLDERS' EQUITY & LIABILITIES	$ 97,696	$ 97,210

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (In thousands, except share and per share data)

	Three Months Ended

	March 31, 2004	March 31, 2003

Revenues Water utility operations	$ 4,220	$ 4,052
Real estate operations	101	453
Contract operations	463	344
Other	14	12

	4,798	4,861

Operating Expenses Water utility operations	3,625	3,377
Real estate operations	38	23
Contract operations	372	273
Other	21	---

	4,056	3,673

Operating Income	742	1,188

Eminent domain taking and other expenses	(289)	(479)
Other (expense) income	(6)	12
Interest expense	(495)	(490)

(Loss) Income Before Provision for Income Taxes	(48)	231

(Benefit) Provision for Income Taxes	(27)	84

Net (Loss) Income	$ (21)	$ 147

(Loss) Earnings per Common Share: Basic	$ (.01)	$ .06
Diluted	$ (.01)	$ .06
Weighted Average Common Shares Outstanding: Basic	2,396,252	2,391,439
Diluted	2,396,252	2,397,780

Dividends Paid per Common Share	$ .215	$ .195

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In thousands)

	Three Months Ended

	March 31, 2004	March 31, 2003

Operating Activities: Net (loss) income	$ (21)	$ 147
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	757	710
Gain on sale of land	---	(257)
Amortization of deferred investment tax credits	(8)	(8)
Provision for deferred income taxes	445	45
Changes in other assets and liabilities	(639)	523

Net cash provided by operating activities	534	1,160

Investing Activities: Purchase of property, plant and equipment	(875)	(891)
Contributions in aid of construction	21	127
Proceeds from sale of land	---	257
Net change in investment in real estate partnerships and deferred land costs	(105)	(93)

Net cash used in investing activities	(959)	(600)

Financing Activities: Payments on long-term debt	(6)	(7)
Advances on line of credit	1,000	---
Proceeds from long-term borrowings	63	89
Proceeds from issuance of common stock	3	---
Dividends paid	(515)	(466)

Net cash provided by (used in) financing activities	545	(384)

INCREASE IN CASH AND CASH EQUIVALENTS	120	176

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	391	2,444

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 511	$2,620

Supplemental Cash Flow Information: Interest paid was approximately $570,000 and $559,000 for the three months ended March 31, 2004 and 2003, respectively. Income taxes paid were approximately $4,000 for the three months ended March 31, 2004. No income taxes were paid during the three months ended March 31, 2003. Non-cash items for the three months ended March 31, 2004 and 2003 included Contributions in Aid of Construction totaling approximately $117,000 and $92,000, respectively. Additionally, non-cash items for the three months ended March 31, 2003 included the deferred gain on a land sale of approximately $1.2 million and the related long-term note receivable as discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements.

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) March 31, 2004

Note 1 - Background

      These financial statements include the accounts of Pennichuck Corporation (the "Company") and its wholly-owned subsidiaries, Pennichuck Water Works, Inc. ("Pennichuck"), Pittsfield Aqueduct Company, Inc. ("Pittsfield"), Pennichuck East Utility, Inc. ("Pennichuck East"), The Southwood Corporation ("Southwood") and Pennichuck Water Service Corporation (the "Service Corporation"). The financial statements also include the accounts of Westwood Park LLC ("Westwood") in which Southwood owns a 60% majority interest. All significant intercompany transactions have been eliminated in consolidation.

      Certain amounts for the three months ended March 31, 2003 have been reclassified to conform to the 2004 financial statement presentation. These reclassifications had no effect on net income and relate primarily to the reclassification of certain expenses from "other expenses" to "eminent domain taking and other expenses" in the Condensed Consolidated Statements of Operations.

Note 2 - Summary of Significant Accounting Policies

(a)	Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The Balance Sheet amounts shown under the December 31, 2003 column have been derived from the audited financial statements of the Company as contained in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

(b)	Use of Estimates in the Preparation of Financial Statements

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

(c)	Stock-Based Compensation

      In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to FASB Statement No. 123" ("SFAS 148") which provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based

PENNICHUCK CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) March 31, 2004

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

	Three Months Ended March 31,
	2004	2003

	(In thousands, except per share data)

Net (loss) income as reported	$ (21)	$ 147

Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related taxes	(200)	-

Pro forma net (loss) income	$ (221)	$ 147

Basic net (loss) income per share: As reported Pro forma	$(0.01) $(0.09)	$0.06 $0.06

Diluted net (loss) income per share: As reported Pro forma	$(0.01) $(0.09)	$0.06 $0.06

Note 3 - New Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", as amended and revised in December 2003 ("FIN 46R"), which addresses the consolidation of variable interest entities ("VIE"s) by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise with the majority of the risks or rewards associated with the VIE. Application of this Interpretation is required for all potential VIEs that are referred to as special-purpose entities for periods ending after December 15, 2003 and, for all other types of entities that are potential VIEs that are not referred to as special purpose entities, the consolidation requirements apply for periods ending after March 15, 2004. The Company has assessed the impact of FIN 46R and has determined that it does not have any VIEs for which the Company is the primary beneficiary requiring consolidation of the entity as of March 31, 2004.

PENNICHUCK CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) March 31, 2004

Note 4 - Benefit Plans Pension Plan

      The Company sponsors a non-contributory, defined benefit pension plan (the "Plan") that covers substantially all full-time employees. The benefits are formula-based, giving consideration to both past and future service as well as participant compensation levels. The Company's funding policy is to contribute annually allowable amounts deductible for federal tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. There were no contributions to the Plan during the three months ended March 31, 2004. The Company anticipates that it will contribute approximately $240,000 to the Plan in 2004.

      Effective for the quarter ended March 31, 2004, SFAS No. 132R, "Employers' Disclosures about Pension and Other Postretirement Benefits", requires disclosure of the net periodic pension and postretirement benefit cost. Components of net periodic pension benefit cost were as follows:

	Three Months Ended March 31,
	2004	2003

	($000's)

Service cost	$ 76	$ 40
Interest cost	88	54
Expected return on plan assets	(99)	(50)
Amortization of prior service cost	-	-
Amortization of transition asset	(4)	(3)
Recognized net actuarial loss	14	12

Net periodic benefit cost	$ 75	$ 53

Other Post-employment Benefits

      The Company also provides post-retirement medical benefits to current and retired employees through separate post-retirement medical plans for its union and non-union employees. These benefits include health insurance coverage and reimbursement of certain Medicare premiums for certain retirees. Additionally, in 2003, the Company began offering, through a separate plan, post-employment medical benefits for employees who retire prior to their normal retirement age and who have met certain age and service requirements. The benefits under this plan allow continuity of coverage at group rates from the employee's retirement date until the employee becomes eligible for Medicare.

      There were no contributions to these Plans during the three months ended March 31, 2004. The Company anticipates that it will contribute approximately $75,000 for these benefits in 2004.

PENNICHUCK CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) March 31, 2004

Components of net periodic post-retirement and post-employment benefit costs were as follows:

	Three Months Ended March 31,
	2004	2003

	($000's)

Service cost	$ 25	$ 13
Interest cost	22	16
Expected return on plan assets	(10)	(5)
Amortization of prior service cost	6	3
Amortization of transition asset	-	-
Recognized net actuarial loss	5	2

Net periodic benefit cost	$ 48	$ 29

      The net periodic pension and other post-retirement benefit costs for the first quarter were estimated based on the latest available participant census data. A full actuarial valuation will be completed during the third quarter. At that time, the cost amounts will be adjusted based on the actual actuarial study results.

      In December 2003, the FASB issued Staff Position (FSP) 106-1, "Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"). The Act provides for drug benefits for retirees over the age of 65 under a new Medicare Part D program. For employers like the Company, who currently provide retiree medical programs for former employees over the age of 65, there are potential subsidies available which are inherent in the Act. The Act potentially entitles these employers to a direct tax-exempt federal subsidy.

      In accordance with this FSP, the Company elected to defer recognition of the provisions of this Act until further accounting guidance is issued. As a result, the provisions of the Act are not reflected in this disclosure or in the accompanying Condensed Consolidated Financial Statements. Specific authoritative accounting guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported amounts related to accumulated benefit obligations and net periodic postretirement benefit costs.

      In April 2004, the FASB issued a proposed Staff Position that provides proposed guidance on the accounting for the effects of the Act. The proposed guidance indicates that, when an employer initially accounts for the subsidy, the effect on the accumulated postretirement benefit obligation should be accounted for as an actuarial gain (assuming no plan amendments are made). In addition, since the subsidy would affect the employer's share of its plan's costs, the subsidy is included in measuring the costs of benefits attributable to current service. Therefore, the subsidy should reduce service cost when it is recognized as a component of net periodic postretirement benefit cost. After a comment period, this Staff Position is currently expected to be effective in the third quarter of 2004. The Company is evaluating the impact that the Act and this Staff Position will have on its financial position.

PENNICHUCK CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) March 31, 2004

Note 5 - Commitments and Contingencies Termination of Merger Agreement

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

	2003	2002

	($000's)

Investment banking fees	$ -	$1,086
Legal and other fees relating to merger and regulatory approval	231	860

Total merger and related costs	$231	$1,946

      Under current Internal Revenue Code regulations, costs relating specifically to the merger transaction may be deductible for Federal income tax purposes in the year in which the merger is terminated. As a result, the Company realized approximately $1.5 million of merger-related direct costs for Federal income tax purposes in 2003.

Eminent Domain

      The City formally notified the Company's utility subsidiaries (the "Utilities") on February 5, 2003 of its intention to acquire all or a portion of their plant and property. The notification letters from the City stated that it was acting pursuant to New Hampshire's utility municipalization statute, RSA Ch. 38. On March 25, 2003, the Utilities notified the City of their decision not to sell their plant and property. Under RSA Ch. 38, a municipality may seek the NHPUC's authorization to compel the sale of utility assets through an eminent domain proceeding if the utility does not agree to sell the assets voluntarily.

PENNICHUCK CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) March 31, 2004

By letter dated March 26, 2003, the City indicated its intent to pursue such an eminent domain proceeding. On February 4, 2004, the Company and the Utilities filed a Petition for Declaratory Judgment against the City, seeking a determination by the New Hampshire Superior Court that, among other things, RSA Ch. 38 is unconstitutional and that the City had failed to commence eminent domain proceedings at the NHPUC in a timely fashion and therefore is barred from continuing the current utility municipalization process against the Utilities.

      On March 25, 2004, the City filed a petition with the NHPUC asking it to find that it is in the public interest for the City to take the Utilities' assets and requesting that the NHPUC set a price for those assets. On April 5, 2004, Pennichuck filed a Motion to Dismiss the City's petition, asking the NHPUC to dismiss Nashua's eminent domain petition on a number of grounds or, alternatively, to stay the proceeding pending the outcome of the Superior Court declaratory judgment case. On April 8, 2004, Pennichuck amended its declaratory judgment petition to ask the Superior Court to rule that the City does not have the authority under RSA Ch. 38 to take the assets of PEU and PAC, the two Pennichuck utility subsidiaries that do not provide service in Nashua, or those assets of PWW that are not necessary to provide service in the City. At the same time, Pennichuck also filed a Motion for Preliminary Injunction, asking the Superior Court to enjoin the City from proceeding with its case before the NHPUC for the same reasons. The City has since filed objections to Pennichuck's motions before the NHPUC and in the Superior Court. On April 20, 2004, Pennichuck filed a suit for damages against the City, seeking recovery of approximately $5-6 million on numerous grounds. Also, on April 29, 2004, the City filed motions before the NHPUC and in Superior Court seeking to disqualify Pennichuck's legal counsel. Pennichuck subsequently filed objections to both motions. On May 3, 2004, the NHPUC issued a letter stating that it would not commence a proceeding in response to the City's eminent domain petition until after the Superior Court issued a ruling in response to Pennichuck's injunction request. A hearing is scheduled before the court on Pennichuck's Motion for Preliminary Injunction on May 13, 2004.

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

      If the City of Nashua is allowed to proceed with its case before the NHPUC, and if the Town of Pittsfield files such a case, it is not certain whether either municipality would ultimately choose to complete the acquisition of any portion of the property of the Company's utility subsidiaries even if the NHPUC ultimately approved such an acquisition and established a price for it. The Company cannot predict the ultimate outcome of these matters. It is possible that, if the acquisition efforts of the City and/or the Town of Pittsfield are successful, the financial position of the Company would be materially impacted. No adjustments have been recorded in the accompanying condensed consolidated financial statements for these uncertainties.

PENNICHUCK CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) March 31, 2004

Regulatory Investigations

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

PENNICHUCK CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) March 31, 2004

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

Guarantee of Subsidiary Indebtedness

      Southwood holds a 50% interest in four limited liability companies known as HECOP I, HECOP II, HECOP III and HECOP IV, each of which owns land and three of which each own a commercial office building, subject to a mortgage note with a local bank. The remaining 50% ownership interest in each of the LLCs is principally held by John Stabile, owner of H. J. Stabile & Son, Inc. The mortgage notes, totaling $9.1 million, which are not included in the accompanying condensed consolidated balance sheets, are each secured by the underlying real property. In addition, Southwood is contingently liable on one-half of the outstanding balance, and as such, it has issued a guarantee to the mortgagee for its share of the guaranteed indebtedness. At March 31, 2004, Southwood was contingently liable on approximately $4.6 million of mortgage indebtedness associated with the limited liability companies.

Note 6 - Deferred Gain on Land Sale

      In January 2003, Southwood sold a tract of land to an unaffiliated regional developer for approximately $1.5 million. Under the terms of that sale, Southwood conveyed approximately 66.8 acres of land in exchange for approximately $257,000 in cash and a long-term note receivable of $1,223,990. The note, which matures in October 2005, carries a floating interest rate of prime plus 1.5% and is secured by a first mortgage on the property. The pretax gain on that sale was approximately $1.48 million, of which $257,000, representing the net cash received at closing, is included in "Revenues-Real estate operations" for 2003. The remaining gain of $1,223,990, represented by the note receivable, has been deferred until payment of the note since the requirements established under Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," for recognition of all of the profit from this sale have not yet been met.

Note 7 - Subsequent Event with Related Party

      On April 23, 2004, Pennichuck executed an Indenture of Lease agreement (the "lease agreement") with HECOP III, LLC for the relocation of its corporate headquarters to a new leased facility in Merrimack, New Hampshire. As discussed in Note 5, under "Guarantee of Subsidiary Indebtedness," HECOP III, LLC is one of the four limited liability companies which is 50% owned by Southwood. The lease agreement is effective on May 1, 2004 with an expiration date of April 30, 2009 and provides for 14,289 rentable square feet at prevailing market rates during the term of the lease. In connection with tenant improvements for the new facility, Stabile Construction Services, an affiliate of H. J. Stabile & Son, Inc., acted as construction manager for Pennichuck as provided for under the terms of the lease agreement. Stabile Construction Services has provided similar services for other non-related tenants in HECOPs I, II and III.

PART I. FINANCIAL INFORMATION Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

      Pennichuck Corporation (the "Company") has five wholly-owned subsidiaries. Pennichuck Water Works, Inc. ("Pennichuck"), Pennichuck East Utility, Inc. ("Pennichuck East") and Pittsfield Aqueduct Company, Inc. ("Pittsfield") are involved in water supply and distribution in cities and towns throughout southern and central New Hampshire. These water subsidiaries are regulated by the New Hampshire Public Utilities Commission ("NHPUC") and, as such, they must obtain approval to increase their water rates to recover increases in operating expenses and to obtain the opportunity to earn a return on rate base investments. Pennichuck Water Service Corporation (the "Service Corporation") is involved in non-regulated, water-related services and contract operations. The Southwood Corporation ("Southwood") owns, manages, develops, and sells real estate, principally through real estate joint ventures.

Forward Looking Statements

      In addition to historical financial information, this quarterly report, including management's discussion and analysis, contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements are based on current information and expectations available to management at the time the statements are made and on several assumptions concerning future events that involve risks, uncertainties and factors that may be beyond the Company's control. As such, the actual performance of the Company may be materially different from the future results or performance expressed or implied by the forward looking statements contained in this report. Such statements address the following subjects, among others: the commencement of eminent domain proceedings before the NHPUC to acquire the Company's water utility assets, ongoing litigation with respect thereto and impact thereof on the Company's consolidated business operations and planning; timeliness and extent of water utility rate increases, if any; future operating results in the water utility and real estate sectors; earnings growth and expectations; and corporate spending and liquidity. The following factors, among others, could cause actual results to differ materially from those described in the forward looking statements: with respect to eminent domain and related litigation proceedings, the timeframe in which proceedings occur, and the results thereof or negotiated alternatives thereto; with respect to regulated water utility rate relief, the timing and amount of rate increases as well as general regulatory lag in realizing changes; with respect to water utility operations, the impact of weather, such as the amount of rainfall and temperature; with respect to real estate development, the impact of overall economic conditions in the local and national economy; with respect to corporate spending and liquidity, changes in capital projects as well as enhanced security measures that may affect the Company's level of capital expenditures. We undertake no obligation to update or revise forward looking statements, whether as a result of new information, future events or otherwise.


Eminent Domain

      The Company is the subject of eminent domain efforts by the City of Nashua (the "City") and the Town of Pittsfield (the "Town") regarding their desire to acquire all or a portion of the Company's water utility assets. In addition, a number of other communities whose residents are served by one or more of the Company's subsidiaries have expressed interest in forming a regional water authority for the purposes of acquiring and operating a substantial portion of the Company's water related assets. The acquisition of Company assets by eminent domain would be highly uncertain and likely involve protracted proceedings before the NHPUC.

      Given the highly integrated nature of the Company's businesses, a forced sale of some or all of the Company's water-related assets may result in increased costs and operating inefficiencies borne by the remaining assets of the Company not so acquired. Additionally, the Service Corporation's ability to service its existing contracts as well as pursue additional operating contracts may be impaired. There is no assurance that the City of Nashua or a regional water authority, if any, would be successful in acquiring some or all of the Company's assets by eminent domain, nor in such case is there any assurance as to the price determined by the NHPUC to be paid for those assets. The status of these eminent domain efforts is discussed in greater detail in "Note 5 - Commitments and Contingencies - Eminent Domain," to the Notes to Condensed Consolidated Financial Statements.

Regulatory Investigations

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


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

Results of Operations - - Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

      For the three months ended March 31, 2004, the Company incurred a consolidated net loss of $21,000, or $.01 basic loss per share. For the same period in 2003, the Company's consolidated net income was $147,000, or $.06 basic earnings per share. The Company's consolidated revenues for the first quarter of 2004 totaled $4.8 million - a 1.3% decrease from the first quarter of 2003. As discussed below, this slight decline in consolidated revenues occurred primarily in the Company's real estate segment due to the sale of a tract of land that occurred in January 2003.

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

Water Utility Operations

      The Company's water utility operations include the activities of Pennichuck, Pennichuck East and Pittsfield, each of which is regulated by the NHPUC. Utility operating revenues for the three months ended March 31, 2004 were $4,220,000, comprised of $3,440,000 from Pennichuck, $663,000 from Pennichuck East and $117,000 from Pittsfield.

      The increase in combined utility revenues, which occurred primarily in Pennichuck and Pennichuck East, was partially the result of a 2% increase in total new customers from March 2003 to March 2004. In the past twelve months, the number of customers in our utilities' community water systems has increased from 6,304 to 6,630, or by 326 customers. By contrast, however, the number of


customers within Pennichuck's core system has increased by only 256 customers -- from 21,930 at the end of March 2003 to 22,186 at the end of March 2004. These growth trends are consistent with our historical experience in recent prior years.

      Despite the modest growth in utility revenues, the 2004 first quarter combined operating income of the utilities declined by 12% to $595,000, principally due to increased maintenance expenses and other costs related to the utilities' investment in new plant over the past year. Total utility operating expenses were $3,625,000 for the quarter ended March 31, 2004, a $248,000, or 7.3%, increase over the same period last year. The combined water utilities' operating costs increased primarily due to:

(i)

approximately $33,000 of increased treatment and purchased water costs associated with operating our community systems in Pennichuck East during the first quarter of 2004, reflecting the increase in customer base in those systems;

(ii)	approximately $95,000 for additional non-union salary increases and property and liability insurance premiums, consistent with recent changes in the insurance market; and

(iii)

additional depreciation charges and property taxes totaling $54,000 and $37,000, respectively, associated with approximately $7.2 million of new utility plant and equipment placed in service during the past year.

      On March 30, 2004, Pennichuck filed a Notice of Intent to File for Rate Relief in which it is seeking an increase in annualized water revenues of approximately $2.34 million. It is uncertain (i) whether or not this rate case will be concluded in 2004, and (ii) the amount of rate increase which will ultimately be determined by the NHPUC.

Real Estate Operations

      For the three months ended March 31, 2004, revenues from Southwood's real estate activities were $101,000 compared to $453,000 in the same quarter of 2003. Last year's revenues included approximately $257,000 representing the net cash received at closing from the sale of a 67 acre parcel of unimproved land for approximately $1.5 million. Under the terms of that sale, Southwood also received a long-term note receivable of $1.22 million. The note, which matures in October 2005, carries a floating interest rate of prime plus 1.5% and is secured by a first mortgage on the property. The pretax gain on that sale was approximately $1.48 million, of which $257,000 was recognized in 2003. The remaining gain of approximately $1.22 million, represented by the note receivable, has been deferred until payment of the note since the requirements established under Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" for recognition of all of the profit from this sale have not yet been met. For the three months ended March 31, 2004, Southwood has recorded approximately $17,000 of interest income earned on this note.

      Southwood holds a 50% ownership interest in four limited liability companies ("LLCs"), known as HECOP I, HECOP II, HECOP III and HECOP IV. Each of these LLCs owns land and three of the LLCs each own a commercial office building in Merrimack, New Hampshire. The remaining 50% ownership interest in each of the LLC's is principally held by John Stabile, a local developer, with whom Southwood has also participated in four residential joint ventures during the past 10 years. The assets and liabilities of those LLCs are not included in the accompanying Condensed Consolidated Balance Sheets. For the quarters ended March 31, 2004 and 2003, Southwood recognized revenues of approximately $81,000 and $158,000, respectively, representing its 50% share of the pretax operating income from these LLCs. The decline in pretax operating income primarily reflects a loss of approximately $100,000 of rental income resulting from 25,600 square feet of office vacated in January 2004 by of one the tenants in the HECOP III building. However, as reported in "Note 7 - Subsequent Event with Related Party" to

the Notes to Condensed Consolidated Financial Statements, Pennichuck has entered into a 5 year lease effective May 1, 2004, for 14,289 square feet of office space in HECOP III. Contract Operations

      Revenues from contract operations were $463,000 for the three months ended March 31, 2004, compared to $344,000 for the same period in 2003. The Service Corporation's revenues consist chiefly of fees earned under various operations and billing contracts as well as rental income from several tower leases. The $119,000 increase in contract revenues over the same period last year is principally due to: (1) additional work performed under the Service Corporation's two largest operating contracts with the Town of Hudson, New Hampshire and the Town of Salisbury, Massachusetts; and (2) additional contract revenues from 15 new community water system contracts. During the first quarter of 2004, the Service Corporation did not acquire any new operating contracts.

      Operating expenses associated with our contract operations were $372,000 for the first quarter of 2004 compared to $273,000 for the first quarter of 2003. The increase in operating expenses resulted primarily from $88,000 in additional direct expenses associated with the Hudson and Salisbury contracts and an increase in allocable intercompany expenses related to the Service Corporation's activities during the quarter.

Eminent Domain Taking and Other Expenses

      During the first quarter of 2004, the Company incurred approximately $289,000 of legal and other fees in connection with the eminent domain proceeding conducted by the City of Nashua (the "City") and the pending regulatory investigations discussed in "Note 5 - Commitments and Contingencies" to the Notes to Condensed Consolidated Financial Statements. During the first quarter of 2003, the Company also incurred approximately $231,000 in merger costs relating to the terminated merger agreement with Philadelphia Suburban Corporation. A breakout of these costs for the quarters ended March 31, 2004 and 2003 is shown in the following table.

	2004	2003

Eminent domain taking	$251,000	$ 93,000
Regulatory investigations	38,000	155,000
Terminated merger	-	231,000
Total
	$289,000	$479,000

      The Company currently expects that it will continue to incur significant legal and other costs associated with the eminent domain taking by the City until final resolution of this matter. The future adverse impact of such additional costs and the duration of this matter cannot be reasonably determined at this time.


Liquidity and Financial Condition

      Typically, our cash needs are at their lowest point of the year during the first quarter since construction activity for our water utilities and the related capital expenditures do not normally begin until the second quarter. During the first quarter of 2004, the primary sources of cash needed for our day-to-day operating activities, debt service and dividend payments were (i) operating cash flow, (ii) available cash from the Company's short-term investments at the beginning of the year and (iii) additional borrowings under its revolving line of credit loan facility (the "Loan Agreement") with its bank, Bank of America ("BofA").

      On March 29, 2004, the Company and BofA amended the Loan Agreement to increase the available short-term credit from $2.5 million to $6.5 million. This increase is necessary in order to fund (i) the Company's planned capital expenditures over the next two years, (ii) any shortfall in operating cash flow and (iii) future costs associated with the Company's defense against the City of Nashua's eminent domain taking efforts and the likely settlement of the governmental regulatory investigations discussed in "Note 5- Commitments and Contingencies" to the Notes to Condensed Consolidated Financial Statements. At March 31, 2004, there were $3 million in outstanding borrowings under this Loan Agreement at floating interest rates ranging from 2.31% to 2.47%.

      For 2004, we expect that our total expenditures for capital projects will be approximately $6.99 million. Funding for our current year capital projects is expected to be derived from a combination of contributions in aid of construction, state grants and low-interest, state revolving loans and a planned tax exempt bond offering as well as from internally-generated funds and short-term borrowings under the Company's Loan Agreement.

      At March 31, 2004, the Company's cash and cash equivalents, primarily short-term investments, totaled approximately $511,000, representing a $120,000 increase from the end of 2003. As discussed under "Results of Operations - Water Utility Operations," Pennichuck, the Company's largest regulated subsidiary, filed a Notice of Intent to File for Rate Relief with the NHPUC on March 30, 2004 in which it is seeking an overall rate increase in its rates, which if granted, would result in approximately $2.34 million of additional annual revenues.

      Major changes in our financial position from December 31, 2003 to March 31, 2004 are discussed below.

*

Retained earnings decreased from $13.18 million at the end of 2003 to $12.64 million at March 31, 2004 reflecting the Company's first quarter net loss of $21,000 and common dividends paid of $515,000 on March 1, 2004.

*

The $591,000 decrease in "Accounts payable" from the end of 2003 to March 31, 2004 is primarily attributable to the payment of outstanding invoices due to various contractors for capital project work completed last year.


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


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company has entered into two interest rate swap agreements at a fixed rate of 6.5% in order to mitigate interest rate risks associated with its floating-rate loans. The agreements provide for the exchange of fixed interest rate payments for floating interest rate payment obligations on notional amounts of principal totaling $6,000,000. The Company has designated these interest rate swaps as a cash flow hedge against the variable future cash flows associated with the interest payments due on $6,000,000 of notes. As of March 31, 2004, the Company has recorded a liability of approximately $298,000 in "Other liabilities and deferred credits" associated with these swap agreements with the offsetting amount in "Accumulated other comprehensive income" in the accompanying Condensed Consolidated Balance Sheets.

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


Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

      The Company has been informed by the Securities and Exchange Commission and the New Hampshire Bureau of Securities Regulation that it is the subject of related investigations by each regulator as discussed in greater detail in "Note 5 - Commitments and Contingencies - Regulatory Investigations" to the Notes to Condensed Consolidated Financial Statements.

      Further, eminent domain proceedings have been commenced before the New Hampshire Public Utilities Commission ("NHPUC") against certain of the Company's water utility subsidiaries, and the Company and such subsidiaries are engaged in litigation with respect thereto as discussed in greater detail in "Note 5 - Commitments and Contingencies - Eminent Domain" to the Notes to Condensed Consolidated Financial Statements.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)	The following exhibits are filed as part of this report:

	Exhibit Number	Exhibit Description

10.17

Amendment Agreement dated as of March 29, 2004 to Revolving Line of Credit Loan Agreement dated October 2, 1991, as amended, between Pennichuck Corporation as borrower, Pennichuck Water Works, Inc. as limited guarantor, The Southwood Corporation and Pennichuck Water Service Corporation as guarantors, and Fleet National Bank (Filed as Exhibit 10.17 to this report on Form 10-Q).

10.18

Amendment Agreement dated March 29, 2004 to Loan Agreement dated April 8, 1998, as amended, between Pennichuck Corporation and Pennichuck East Utility, Inc., as borrowers, The Southwood Corporation and Pennichuck Water Service Corporation as guarantors, and Fleet National Bank (Filed as Exhibit 10.18 to this report on Form 10-Q)

	31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (Filed as Exhibit 31.1 to this report on Form 10-Q)

	31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (Filed as Exhibit 31.2 to this report on Form 10-Q)

	32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (Filed as Exhibit 32.1 to this report on Form 10-Q)

	32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (Filed as Exhibit 32.2 to this report on Form 10-Q)

(b)	Reports on Form 8-K: The following reports were filed by the Company on Form 8-K during the first quarter of 2004:

1. Current Report on Form 8-K dated February 4, 2004 under the caption "Item 5. Other Events and Regulation FD Disclosure."

2. Current Report on Form 8-K dated February 24, 2004 under the caption "Item 12. Results of Operations and Financial Condition."

3. Current Report on Form 8-K dated March 15, 2004 under the caption "Item 5. Other Events and Regulation FD Disclosure."

4. Current Report on Form 8-K dated March 26, 2004 under the caption "Item 5. Other Events and Regulation FD Disclosure."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pennichuck Corporation

(Registrant)

Date: May 14, 2004	/s/ Donald L. Correll

Donald L. Correll, President and Principal Executive Officer

Date: May 14, 2004	/s/ Charles J. Staab

Charles J. Staab, Vice President, Treasurer and Principal Financial Officer
