Form 10-Q
period 2004-06-30
PENNICHUCK CORP
filed 2004-08-13
CIK 788885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

4 Water Street Nashua, New Hampshire 03061 (Former address of principal executive offices)
_____________________________

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES NO X

The number of shares of the registrant's common stock, $1 par value, outstanding as of August 11, 2004 was 2,396,340.

PENNICHUCK CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2004

CONTENTS

		Page

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets: June 30, 2004 and December 31, 2003	3

	Condensed Consolidated Statements of Operations: Three and six months ended June 30, 2004 and 2003	4

	Condensed Consolidated Statements of Cash Flows: Six months ended June 30, 2004 and 2003	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Not Applicable
Item 3.	Defaults upon Senior Securities	Not Applicable
Item 4.	Submission of Matters to a Vote of Security Holders	26
Item 5.	Other Information	Not Applicable
Item 6.	Exhibits and Reports on Form 8-K	27

SIGNATURES		28

CERTIFICATIONS		50

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2004	2003

	(Unaudited)

ASSETS
Property, plant and equipment	$116,797	$115,486
Less accumulated depreciation	(30,384)	(29,759)

Net property, plant and equipment	86,413	85,727
Assets held for sale	730	---
Current Assets
Cash and cash equivalents	11	391
Accounts receivable, net of allowance of $37 in 2004 and 2003	3,480	2,995
Refundable income taxes	1,569	1,145
Materials and supplies, at cost	834	726
Prepaid expenses and other current assets	944	519

	6,838	5,776
Other Assets
Deferred land costs	915	849
Deferred charges and other assets	3,691	3,634
Note receivable	1,224	1,224

	5,830	5,707
TOTAL ASSETS	$99,811	$97,210

STOCKHOLDERS' EQUITY AND LIABILITIES
Stockholders' Equity
Common stock - $1 par value; Authorized - 11,500,000 shares
Issued - 2,397,292 and 2,397,092 shares, respectively	$2,397	$2,397
Additional paid in capital	15,211	15,208
Retained earnings	12,341	13,178
Accumulated other comprehensive income	(381)	(473)
Less treasury stock, at cost; 952 shares	(138)	(138)

	29,430	30,172
Minority interest	7	8
Long-term debt, less current portion	17,363	26,879
Current Liabilities
Line of credit	3,250	2,000
Current portion of long-term debt	9,868	368
Cash overdraft	952	-----
Accounts payable	472	913
Accrued interest payable	371	370
Other accrued liabilities	2,040	1,773

Deferred Credits and Other Reserves	16,953	5,424
Contributions in aid of construction	22,117	21,895
Deferred income taxes	9,603	8,552
Deferred gain on land sale	1,224	1,224
Other liabilities and deferred credits	3,114	3,056

TOTAL STOCKHOLDERS' EQUITY & LIABILITIES	$99,811	$97,210

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003

Revenues
Water utility operations	$4,888	$4,567	$9,108	$8,619
Real estate operations	22	277	124	729
Contract operations	482	390	945	734
Other	20	28	33	40

	5,412	5,262	10,210	10,122
Operating Expenses
Water utility operations	3,621	3,490	7,246	6,867
Real estate operations	43	17	81	40
Contract operations	464	375	836	648
Other	-----	5	21	-----

	4,128	3,887	8,184	7,555

Operating Income	1,284	1,375	2,026	2,567

Eminent domain taking and other
expenses	(447)	(205)	(736)	(689)
Other income	11	16	5	28
Interest expense	(506)	(489)	(1,001)	(979)

Income Before Provision for
Income Taxes	342	697	294	927
Provision for Income Taxes	127	270	100	354

Net Income Before Minority Interest	215	427	194	573

Minority Interest in (Earnings) of
Westwood Park LLC, net of tax	-----	(34)	-----	(34)

Net Income	$215	$393	$194	$539

Earnings per Common Share:
Basic	$.09	$.16	$.08	$.23
Diluted	$.09	$.16	$.08	$.22

Weighted Average Common Shares
Outstanding:
Basic	2,396,340	2,391,439	2,396,296	2,391,439
Diluted	2,409,625	2,398,824	2,412,448	2,398,748

Dividends Paid per Common Share	$.215	$.215	$.43	$.41

See notes to condensed consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended

	June 30,	June 30,
	2004	2003

Operating Activities:
Net income	$194	$539
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,536	1,408
Gain on sale of land	-----	(260)
Amortization of deferred investment tax credits	(17)	(17)
Provision for deferred income taxes	990	90
Change in other assets and liabilities	(1,515)	(195)

Net cash provided by operating activities	1,188	1,565

Investing Activities:
Purchases of property, plant & equipment	(2,615)	(3,153)
Contributions in aid of construction	55	97
Decrease in restricted cash	-----	151
Proceeds from sale of land, net	-----	260
Net change in investment in real estate partnerships
and deferred land costs	(166)	(125)

Net cash used in investing activities	(2,726)	(2,770)

Financing Activities:
Advances on line of credit	1,250	-----
Payments on long-term debt	(80)	(80)
Proceeds from long-term borrowings	63	196
Net change in cash overdrafts	952	-----
Net decrease in notes receivable	-----	605
Proceeds from issuance of common stock	3	6
Dividends paid	(1,030)	(981)

Net cash provided by (used in) financing activities	1,158	(254)

DECREASE IN CASH AND CASH EQUIVALENTS	(380)	(1,459)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	391	2,444

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11	$985

Supplemental Cash Flow Information. Interest paid was approximately $979,000 and $1,038,000 for the six months ended June 30, 2004 and 2003, respectively. Income taxes paid were approximately $4,000 for the six months ended June 30, 2004. No income taxes were paid during the six months ended June 30, 2003. Non-cash items for the six months ended June 30, 2004 and 2003 included contributions in aid of construction totaling approximately $355,000 and $304,000, respectively. Additionally, non-cash items for the six months ended June 30, 2003 included the deferred gain on a land sale of approximately $1.2 million and the related long-term note receivable as discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements.

See notes to condensed consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2004

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

      Certain amounts for the six months ended June 30, 2003 have been reclassified to conform with the 2004 financial statement presentation. These reclassifications had no effect on net income and relate primarily to the reclassification of certain customer payments on a note receivable from "net cash provided by operating activities" to "net cash provided by (used in) financing activities" in the Condensed Consolidated Statements of Cash Flows.

Note 2 - Summary of Significant Accounting Policies

(a) Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The Balance Sheet amounts shown under the December 31, 2003 column have been derived from the audited financial statements of the Company as contained in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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
June 30, 2004

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In thousands, except per share data)

Net income:
As reported	$215	$393	$194	$539
Less:
Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related taxes	(9)	-	(209)	-

Pro forma net income (loss)	$206	$393	$(15)	$539

Basic net income (loss) per share:
As reported	$0.09	$0.16	$0.08	$0.23
Pro forma	$0.09	$0.16	$(0.01)	$0.23

Diluted net income (loss) per share:
As reported	$0.09	$0.16	$0.08	$0.22
Pro forma	$0.09	$0.16	$(0.01)	$0.22

Note 3 - New Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", as amended and revised in December 2003 ("FIN 46R"), which addresses the consolidation of variable interest entities ("VIE"s) by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise with the majority of the risks or rewards associated with the VIE. Application of this Interpretation is required for all potential VIEs that are referred to as special-purpose entities for periods ending after December 15, 2003 and, for all other types of entities that are potential VIEs that are not referred to as special purpose entities, the consolidation requirements apply for periods ending after March 15, 2004. The Company has assessed the impact of FIN 46R and has determined that it does not have any VIEs for which the Company is the primary beneficiary requiring consolidation of the entity as of June 30, 2004.

      The Emerging Issues Task Force ("EITF") of the FASB issued EITF No. 03-6 on February 9, 2004. EITF No. 03-6 requires that earnings used to calculate earnings per share be allocated between common shareholders and other securities based on their respective rights to receive dividends. This requirement was effective for the second quarter of 2004. It had no impact on the Company's calculation of earning per share.

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2004

Note 4 - Benefit Plans

Pension Plan

      The Company sponsors a non-contributory, defined benefit pension plan (the "Plan") that covers substantially all full-time employees. The benefits are formula-based, giving consideration to both past and future service as well as participant compensation levels. The Company's funding policy is to contribute annually allowable amounts deductible for federal tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. There were no contributions to the Plan during the three and six months ended June 30, 2004. The Company anticipates that it will contribute at least the minimum funding requirement of approximately $240,000 to the Plan in 2004.

      Effective for the quarter ended March 31, 2004, SFAS No. 132R, "Employers' Disclosures about Pension and Other Postretirement Benefits", requires disclosure of the net periodic pension and postretirement benefit cost. Components of net periodic pension benefit cost were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	($000's)

Service cost	$59	$39	$135	$79
Interest cost	70	53	158	107
Expected return on plan assets	(78)	(49)	(177)	(99)
Amortization of prior service cost	-	-	-	-
Amortization of transition asset	(4)	(2)	(8)	(5)
Recognized net actuarial loss	11	12	25	24

Net periodic benefit cost	$58	$53	$133	$106

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

There were no contributions to these Plans during the three and six months ended June 30, 2004. The Company anticipates that it will contribute approximately $75,000 for these benefits in 2004.

Components of net periodic post-retirement and post-employment benefit costs were as follows:

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2004

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	($000's)

Service cost	$32	$13	$57	$26
Interest cost	29	14	51	30
Expected return on plan assets	(13)	(4)	(23)	(9)
Amortization of prior service cost	9	3	15	6
Amortization of transition asset	-	-	-	-
Recognized net actuarial loss	6	2	11	4

Net periodic benefit cost	$63	$28	$111	$57

      The net periodic pension and other post-retirement benefit costs for the six months ended June 30, 2004 were estimated based on the latest available participant census data. A full actuarial valuation will be completed during the third quarter. At that time, the cost amounts will be adjusted based on the actual actuarial study results.

      In December 2003, the FASB issued Staff Position (FSP) 106-1, "Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"). The Act provides for prescription drug benefits for retirees over the age of 65 under a new Medicare Part D program. For employers like the Company, who currently provide retiree medical programs for former employees over the age of 65, there are potential subsidies available which are inherent in the Act. The Act potentially entitles these employers to a direct tax-exempt federal subsidy.

      Pursuant to FSP 106-1, the Company has elected to defer recognition of the provisions of this Act until further accounting guidance is effective. As a result, the provisions of the Act are not reflected in this disclosure or in the accompanying Condensed Consolidated Financial Statements.

      In May 2004, the FASB issued FSP 106-2. This FSP provides guidance on the accounting for the effects of the Act. The guidance indicates that, when an employer initially accounts for the subsidy, the effect on the accumulated postretirement benefit obligation should be accounted for as an actuarial gain (assuming no plan amendments are made). In addition, since the subsidy would affect the employer's share of its plan's costs, the subsidy is included in measuring the costs of benefits attributable to current service. Therefore, the subsidy should reduce service cost when it is recognized as a component of net periodic postretirement benefit cost. This FSP will be effective for the third quarter of 2004. The Company is evaluating the impact that the Act and this FSP will have on its financial position.

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2004

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

      However, on November 26, 2002, the Board of Aldermen of the City of Nashua, New Hampshire (the "City") adopted a resolution calling for a referendum to authorize the City to pursue the acquisition, by an eminent domain proceeding or otherwise, of all or a portion of Pennichuck's water system serving the residents of the City and others. The City's voters passed the referendum on January 14, 2003. On February 4, 2003, the Company announced that it had reached an agreement with PSC to terminate PSC's pending acquisition of the Company. The decision to terminate the merger agreement resulted from the City's ongoing efforts to acquire Pennichuck's utility plant and property by eminent domain. Expenses associated with the PSC merger transaction and related issues totaled approximately $231,000, consisting of legal and other fees relating to merger and regulatory approval, for the year ended December 31, 2003.

      Under current Internal Revenue Code regulations, costs relating specifically to the merger transaction may be deductible for Federal income tax purposes in the year in which the merger is terminated. As a result, the Company realized approximately $1.5 million in tax-deductible merger-related costs for Federal income tax purposes in 2003.

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
PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2004

      On March 25, 2004, the City filed a petition with the NHPUC asking it to find that it is in the public interest for the City to take the Utilities' assets and requesting that the NHPUC set a price for those assets. On April 5, 2004, Pennichuck filed a Motion to Dismiss the City's petition, asking the NHPUC to dismiss Nashua's eminent domain petition on a number of grounds or, alternatively, to stay the proceeding pending the outcome of the Superior Court declaratory judgment case. The City subsequently filed an objection to Pennichuck's motion. On April 8, 2004, Pennichuck amended its declaratory judgment petition to ask the Superior Court to rule that the City does not have the authority under RSA Ch. 38 to take the assets of PEU and PAC, the two Pennichuck utility subsidiaries that do not provide service in Nashua, or those assets of PWW that are not necessary to provide service in the City. At the same time, Pennichuck also filed a Motion for Preliminary Injunction, asking the Superior Court to enjoin the City from proceeding with its case before the NHPUC for the same reasons which was denied on June 8, 2004. The City has sought dismissal of the Superior Court case, and Pennichuck has objected to the City's request. In addition, Pennichuck has requested that the court grant summary judgment on its claims that the municipalization statute is unconstitutional, that the City waited too long to file its municipalization case at the NHPUC, and that the City has no authority to take assets not necessary to provide water service within the City. The superior court heard oral arguments on both the City's and Pennichuck's motions on July 19, 2004, and a decision from the court is pending.

      On April 20, 2004, Pennichuck filed a suit for damages against the City, seeking recovery of approximately $5 to $6 million on numerous grounds. The City subsequently removed the damages case to federal court and requested that the court dismiss the case, claiming that it does not have jurisdiction over the issues presented and that Pennichuck's suit fails to allege facts sufficient to sustain its claims for inverse condemnation, intentional interference with contract, and violation of New Hampshire's consumer protection law. Pennichuck has objected to the City's motion, and the parties are awaiting a ruling from the federal court on these issues. On July 28, 2004, the NHPUC heard oral arguments on Pennichuck's motion to dismiss the City's municipalization petition. The NHPUC took the matter under advisement.

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
June 30, 2004

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

      The regulators have also alleged that the Company failed to disclose the fact that nearly all of its real estate joint ventures had been formed with the same developer, and that the Company did not exercise proper oversight of the activities of those various joint ventures, including by failing to obtain or to keep adequate records, such as copies of financial records, contracts, correspondence or other material information, by failing to obtain formal appraisals of the land the Company contributed to the joint ventures, and by failing to consider or investigate real estate development alternatives since the early 1990s.

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

      The Bureau and the SEC could seek to impose fines, penalties or other sanctions upon the Company as a result of their respective investigations. In November 2003, the Bureau and the SEC indicated a willingness to consider a global settlement of their claims against the Company and against Mr. Arel. Although no definitive agreement or understanding has been reached, the framework of the settlement that is under consideration would consist of a fund to be established for the benefit of the

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2004

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

Guarantee of Subsidiary Indebtedness

      Southwood holds a 50% interest in four limited liability companies known as HECOP I, HECOP II, HECOP III and HECOP IV, each of which owns land and three of which each own a commercial office building, subject to a mortgage note with a local bank. The remaining 50% ownership interest in each of the LLCs is principally held by John Stabile, owner of H. J. Stabile & Son, Inc. The mortgage notes, totaling $9.1 million, which are not included in the accompanying condensed consolidated balance sheets, are each secured by the underlying real property. In addition, Southwood is contingently liable on one-half of the outstanding balance, and as such, it has issued a guarantee to the mortgagee for its share of the guaranteed indebtedness. At June 30, 2004, Southwood was contingently liable on approximately $4.5 million of mortgage indebtedness associated with the limited liability companies.

Note 6 - Deferred Gain on Land Sale

      In January 2003, Southwood sold a tract of land to an unaffiliated regional developer for approximately $1.5 million. Under the terms of that sale, Southwood conveyed approximately 66.8 acres of land in exchange for approximately $257,000 in cash and a long-term note receivable of $1,223,990. The note, which matures in October 2005, carries a floating interest rate of prime plus 1.5% and is secured by a first mortgage on the property. The pretax gain on that sale was approximately $1.5 million, of which $257,000, representing the net cash received at closing, is included in "Revenues-Real estate operations" for 2003. The remaining gain of $1,223,990, represented by the note receivable, has been deferred until payment of the note since the requirements established under Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," for recognition of all of the profit from this sale have not yet been met.

Note 7 - Related Party Transaction

      On April 23, 2004, Pennichuck executed an Indenture of Lease agreement (the "lease agreement") with HECOP III, LLC for the relocation of its corporate headquarters to a new leased facility in Merrimack, New Hampshire. As discussed in Note 5, under "Guarantee of Subsidiary Indebtedness," HECOP III, LLC is one of the four limited liability companies which is 50% owned by Southwood. The lease agreement was effective on May 1, 2004 with an expiration date of April 30, 2009 and provides for 14,289 rentable square feet at prevailing market rates during the term of the lease. In connection with tenant improvements for the new facility, Stabile Construction Services, an affiliate of H. J. Stabile & Son, Inc., acted as construction manager for Pennichuck as provided for under the terms of the lease agreement. Stabile Construction Services has provided similar services for other non-related tenants in HECOPs I, II and III.

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2004

Note 8 - Assets Held for Sale

      The Company owns a three story, 11,616 square foot building located in downtown Nashua, New Hampshire. This building served as the Company's corporate office until its relocation to a new leased facility on April 30, 2004 as described in "Note 7 - Related Party Transaction". The Company is currently in active negotiations for the sale of this facility which it is expecting to conclude during the second half of 2004. In accordance with the requirements established under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), the Company has classified the costs related to this building separately as Assets Held for Sale. SFAS 144 requires that long-lived assets classified as held for sale be measured at the lower of their carrying amounts or fair value less cost to sell. Such assets consist of the following at June 30, 2004:

		Accumulated	Net Book
	Cost	Depreciation	Value

	($000's)

Land	$59	$-	$59

Building	735	328	407

Leasehold Improvements	318	54	264

	$1,112	$382	$730

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

Forward Looking Statements

      In addition to historical financial information, this quarterly report, including management's discussion and analysis, contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements are based on current information and expectations available to management at the time the statements are made and on several assumptions concerning future events that involve risks, uncertainties and factors that may be beyond the Company's control. As such, the actual performance of the Company may be materially different from the future results or performance expressed or implied by the forward looking statements contained in this report. Such statements address the following subjects, among others: the status of eminent domain proceedings before the NHPUC to acquire the Company's water utility assets, ongoing litigation with respect thereto and impact thereof on the Company's consolidated business operations and planning; projected capital and liquidity needs; timeliness and extent of water utility rate increases, if any; future operating results in the water utility and real estate sectors; earnings growth and expectations; and corporate spending. The following factors, among others, could cause actual results to differ materially from those described in the forward looking statements: with respect to eminent domain and related litigation proceedings, the timeframe in which proceedings occur, and the results thereof or negotiated alternatives thereto; with respect to projected capital and liquidity needs, the condition of the financial markets and the Company's financial position; with respect to regulated water utility rate relief, the timing and amount of rate increases as well as general regulatory lag in realizing changes; with respect to water utility operations, the impact of weather, such as the amount of rainfall and temperature; with respect to real estate development, the impact of overall economic conditions in the local and national economy; with respect to corporate spending, changes in capital projects as well as enhanced security measures that may affect the Company's level of capital expenditures. We undertake no obligation to update or revise forward looking statements, whether as a result of new information, future events or otherwise.

Eminent Domain

      The Company is the subject of eminent domain efforts by the City of Nashua (the "City") and the Town of Pittsfield (the "Town") regarding their desire to acquire all or a portion of the Company's water utility assets. In addition, a number of other communities whose residents are served by one or more of the Company's subsidiaries have expressed interest in forming a regional water authority for the purposes of acquiring and operating a substantial portion of the Company's water related assets. The acquisition of Company assets by eminent domain would be highly uncertain and likely involve protracted proceedings before the NHPUC and other litigation forums.

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

      The regulators have also alleged that the Company failed to disclose the fact that nearly all of its real estate joint ventures had been formed with the same developer, and that the Company did not exercise proper oversight of the activities of those various joint ventures, including by failing to obtain or to keep adequate records, such as copies of financial records, contracts, correspondence or other material information, by failing to obtain formal appraisals of the land the Company contributed to the joint

ventures, and by failing to consider or investigate real estate development alternatives since the early 1990s.

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

      The Bureau and the SEC could seek to impose fines, penalties or other sanctions upon the Company as a result of their respective investigations. In November 2003, the Bureau and the SEC indicated a willingness to consider a global settlement of their claims against the Company and against Mr. Arel. Although no definitive agreement or understanding has been reached, the framework of the settlement that is under consideration would consist of a fund to be established for the benefit of the Company's shareholders, a fine to be paid to the Bureau, and a payment to the Bureau to defray its expenses. In addition to the negotiations with the Bureau and the SEC regarding the proposed settlement, the Company is also engaged in negotiations with Mr. Arel as to what portion, if any, of the settlement amounts he would be responsible for paying. There can be no assurance that a settlement agreement with the regulators and Mr. Arel will in fact be reached. The Company has recorded as an expense in 2003 a liability for this settlement based on the best estimates of the Company and its legal counsel.

Results of Operations - Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

      For the three months ended June 30, 2004, consolidated net income was $215,000, or $.09 per share. For the same period in 2003, the Company's consolidated net income was $393,000, or $.16 per share. As discussed in greater detail below, the decrease in net income was primarily attributable to costs incurred in connection with the eminent domain proceeding conducted by the City of Nashua (the "City"). The Company's consolidated revenues for the three months ended June 30, 2004 totaled $5.4 million, a 2.9% increase over the three months ended June 30, 2003. As discussed below, this increase in consolidated revenues occurred primarily in the Company's water utility segment.

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

Water Utility Operations

      The Company's water utility operations include the activities of Pennichuck, Pennichuck East and Pittsfield, each of which is regulated by the NHPUC. The combined utility operating revenues for the three months ended June 30, 2004 increased $321,000 to $4.9 million, or a 7.0% increase from the same period in 2003 as shown in the table below broken out by each regulated water utility:

	June 30,	June 30,
	2004	2003	Change

	($000's)

Pennichuck	$3,959	$3,707	$252
Pennichuck East	807	762	45
Pittsfield	122	98	24

Total	$4,888	$4,567	$321

The percentage of each utility's revenues to the total combined utility revenues remained generally unchanged from the second quarter of 2003 to the second quarter of 2004.

      The increase in combined utility revenues was the result of (i) a 1.9% increase in the utilities' customer base, (ii) an increase in billed consumption of 2.1% as compared to 2003 primarily due to lower levels of precipitation experienced in the regions served by our water utilities during the second quarter of 2004 as compared to the same quarter in 2003 and (iii) a 17.74% rate increase approved by the NHPUC and implemented by Pittsfield in February 2004.

      During the past twelve months, the total increase in our combined utilities' customer base was 543 customers, or 1.9%. The number of customers in our utilities' community water systems has increased by 178 customers, or 8.8% during the last twelve months. Similarly, the number of customers in Pennichuck East has increased by 134 customers, or 3.1% since June 30, 2003. By contrast, however, the number of customers within Pennichuck's core system has increased by only 227 customers, or 1.0% (from 22,116 at the end of June 2003 to 22,343 at the end of June 2004). These growth trends are consistent with our historical experience in recent prior years.

      Total utility operating expenses were $3.6 million for the three months ended June 30, 2004, a $131,000, or 3.8%, increase over the same period last year. The combined water utilities' operating costs increased primarily due to:

(i)

approximately $30,000 of increased treatment and purchased water costs associated with operating our community systems in Pennichuck East during the second quarter of 2004, reflecting the increase in customer base in those systems;

(ii)	approximately $24,000 of increased distribution system expenses as a result of colder temperatures experienced in the first quarter of 2003 as well as increased labor costs;

(iii)

additional depreciation charges and property taxes totaling $54,000 and $15,000, respectively, associated with approximately $9.5 million of new utility plant and equipment placed in service during the past year; and

(iv)	an overall increase of approximately 3% in union wages effective in mid-February 2004.

      On May 28, 2004, Pennichuck filed a Petition for Rate Relief with the NHPUC in which it is seeking an overall increase in its rates, which if granted, would result in approximately $2.34 million of additional annual revenues. The NHPUC has scheduled a hearing on August 24, 2004 for a temporary rate increase requested by Pennichuck, which if granted, would result in approximately $1.7 million in additional annual revenues effective beginning the third quarter of 2004. It is uncertain (i) whether the temporary rate increase will be granted, and if so, the amount of the increase, (ii) whether or not this rate case will be concluded in 2004, and (iii) the amount of the permanent rate increase which will ultimately be determined by the NHPUC.

Real Estate Operations

      For the three months ended June 30, 2004, revenues from Southwood's real estate activities were $22,000 compared to $277,000 for the same period last year. Last year's revenues included $150,000 received by Westwood Park, LLC ("Westwood"), representing escrowed funds from a land sale which occurred in 2000. During the three months ended June 30, 2003, the restrictions relating to those escrowed funds expired and as a result, the funds were recognized as revenues. Westwood is a consolidated joint venture, in which Southwood has a 60% ownership interest, that was formed in 1997 to develop and sell certain parcels of land in northwest Nashua.

      Southwood holds a 50% ownership interest in four limited liability companies ("LLCs"), known as HECOP I, HECOP II, HECOP III and HECOP IV. Each of these LLCs owns land and three of the LLCs each own a commercial office building in Merrimack, New Hampshire. The remaining 50% ownership interest in each of the LLC's is principally held by John Stabile, a local developer, with whom Southwood has also participated in four residential joint ventures during the past 10 years. The assets and liabilities of those LLCs are not included in the accompanying Condensed Consolidated Balance Sheets. For the three months ended June 30, 2004 and 2003, Southwood recognized revenues of approximately $19,000 and $81,000, respectively, representing its 50% share of the pretax operating income from these LLCs. The decline in pretax operating income primarily reflects a loss of approximately $70,000 of rental income resulting from 25,600 square feet of office vacated in January 2004 by of one the tenants in the HECOP III building. However, as reported in "Note 7 - Related Party Transaction" to the Notes to Condensed Consolidated Financial Statements, Pennichuck has entered into a 5 year lease effective May 1, 2004, for 14,289 square feet of office space in HECOP III.

Contract Operations

      Revenues from contract operations were $482,000 for the three months ended June 30, 2004, compared to $390,000 for the same period in 2003. The Service Corporation's revenues consist chiefly of fees earned under various operations and billing contracts as well as rental income from several tower leases. The $92,000 increase in contract revenues over last year is principally due to: (i) additional work performed under the Service Corporation's two largest operating contracts with the Town of Hudson, New Hampshire and the Town of Salisbury, Massachusetts; and (ii) additional contract revenues from 12 new community water system contracts. During the three months ended June 30, 2004, the Service Corporation acquired 3 new operating contracts for smaller community water systems.

      Operating expenses associated with our contract operations were $464,000 for the three months ended June 30, 2004 compared to $375,000 for the three months ended June 30, 2003. The increase in operating expenses resulted primarily from (i) additional direct expenses of $18,000 for servicing the operating contracts and (ii) an increase of $83,000 in allocated intercompany charges reflecting additional time and resources utilized for the operation and development of the Service Corporation's various activities, including business development.

Eminent Domain Taking and Other Expenses

      During the three months ended June 30, 2004 and 2003, the Company incurred approximately $447,000 and $205,000, respectively, of legal and other fees in connection with the eminent domain proceeding conducted by the City of Nashua (the "City") and the pending regulatory investigations discussed in "Note 5 - Commitments and Contingencies" to the Notes to Condensed Consolidated Financial Statements. A breakout of these costs for the three months ended June 30, 2004 and 2003 is shown in the following table.

	2004	2003

Eminent domain taking	$379,000	$20,000
Regulatory investigations	68,000	185,000

Total	$447,000	$205,000

      The Company currently expects that it will continue to incur significant legal and other costs associated with the eminent domain taking by the City until final resolution of this matter. The future adverse impact of such additional costs and the duration of this matter cannot be reasonably determined at this time.

Results of Operations - Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

      For the six months ended June 30, 2004, the Company's consolidated net income was $194,000, or $.08 per share. For the same period in 2003, the Company's consolidated net income was $539,000, or $.23 per share. The Company's consolidated revenues for the six months ended June 30, 2004 totaled $10.2 million compared to $10.1 million last year. As discussed below, the increase in consolidated revenues occurred primarily in the Company's water utility business segment due to slight increases in water consumption during 2004.

Water Utility Operations

      Utility operating revenues for the six months ended June 30, 2004 increased to $9.1 million, or 5.7%, from the same period in 2003 as shown in the table below broken out by each of our regulated water utilities:

	June 30	June 30,	Change
	2004	2003

	($000's)

Pennichuck	$7,399	$7,033	$366
Pennichuck East	1,469	1,354	115
Pittsfield	240	232	8

Total	$9,108	$8,619	$489

      For the six months ended June 30, 2004, 81%, 16% and 3% of the combined utilities' operating income was provided by Pennichuck, Pennichuck East and Pittsfield, respectively, which was comparable to 2003.

      The increase in combined utility revenues, which occurred primarily in Pennichuck, was the result of the following: (i) a 2% increase in total new customers from June 2003 to June 2004; (ii) an increase in year-to-date combined billed consumption of 1.4% attributable primarily to lower levels of precipitation experienced in the regions served by our water utilities during 2004 and (iii) a 17.74% rate increase approved by the NHPUC and implemented by Pittsfield in February 2004.

      For the six months ended June 30, 2004, utility operating expenses increased by $379,000, or 5.5%, to $7,246,000. That combined increase in the utilities' operating expenses over the six months ended June 30, 2003 resulted chiefly from:

(i)

approximately $63,000 of increased treatment and purchased water costs associated with operating our community systems in Pennichuck East during the six months ended June 30, 2004, reflecting the increase in customer base in those systems;

(ii)	approximately $16,000 of increased distribution system expenses as a result of colder temperatures experienced in the first quarter of 2003 as well as increased labor costs;

(iii)	approximately $58,000 for additional property and liability insurance premiums, consistent with recent changes in the insurance market;

(iv)

additional depreciation charges and property taxes totaling $129,000 and $51,000, respectively, associated with approximately $9.5 million of new utility plant and equipment placed in service during the past year; and

(v)	an overall increase of approximately 3% in union wages effective in mid-February 2004.

      On May 28, 2004, Pennichuck filed a Petition for Rate Relief with the NHPUC in which it is seeking an overall increase in its rates, which if granted, would result in approximately $2.34 million of additional annual revenues. The NHPUC has scheduled a hearing on August 24, 2004 for a temporary rate increase requested by Pennichuck, which if granted, would result in approximately $1.7 million in additional annual revenues effective beginning in the third quarter of 2004. It is uncertain (i) whether the temporary rate increase will be granted, and if so, the amount of the increase, (ii) whether or not this rate case will be concluded in 2004, and (iii) the amount of the permanent rate increase which will ultimately be determined by the NHPUC.

Real Estate Operations

      For the six months ended June 30, 2004, revenues from Southwood's real estate activities were $124,000 compared to $729,000 for the same period last year. Revenues for the six months ended June 30, 2003 included approximately $257,000 representing the net cash received at closing from the sale of a 67 acre parcel of unimproved land for approximately $1.5 million. Under the terms of that sale, Southwood also received a long-term note receivable of $1.2 million. The note, which matures in October 2005, carries a floating interest rate of prime plus 1.5% and is secured by a first mortgage on the property. The pretax gain on that sale was approximately $1.5 million, of which $257,000 was recognized in 2003. The remaining gain of approximately $1.2 million, represented by the note receivable, has been deferred until payment of the note since the requirements established under Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" for recognition of all of the profit from this sale have not yet been met.

      Revenues for the six months ended June 30, 2003 also included $150,000 received by Westwood representing escrowed funds from a land sale which occurred in 2000. During the six months ended June 30, 2003, the restrictions relating to those escrowed funds expired and as a result, the funds were recognized as revenues.

      Southwood's revenues for the first half of 2004 include approximately $99,000 representing its 50% share of the pretax profits from the office leasing activities of the three LLCs discussed earlier. For the same period in 2003, Southwood's share of pretax operating income from the LLCs was approximately $239,000. The decline in pretax operating income primarily reflects a loss of approximately $130,000 of rental income resulting from 25,600 square feet of office vacated in January 2004 by of one the tenants in the HECOP III building. However, as reported in "Note 7 - Subsequent Event with Related Party" to the Notes to Condensed Consolidated Financial Statements, Pennichuck has entered into a 5 year lease effective May 1, 2004, for 14,289 square feet of office space in HECOP III.


      Operating expenses associated with our real estate activities for the first six months of 2004 totaled $81,000, comprised chiefly of allocated intercompany charges, consulting fees and property taxes on the remaining Southwood landholdings.

Contract Operations

      Revenues from contract operations totaled $945,000 for the six months ended June 30, 2004, representing a $211,000 increase over the same period last year. The increase over last year includes (i) additional work performed under the Service Corporation's two largest operating contracts with the Town of Hudson, New Hampshire and the Town of Salisbury, Massachusetts; and (2) additional contract revenues from 12 new community water system contracts.

      Operating expenses associated with our contract operations were $836,000 and $648,000 for the six months ended June 30, 2004 and 2003, respectively. The increase in operating expenses associated with our contract operations resulted primarily from $73,000 in additional direct expenses associated with the Hudson and Salisbury contracts and additional intercompany charges of $94,000 reflecting additional time and resources allocable to the Service Corporation activities, including new business development.

Eminent Domain Taking and Other Expenses

      Eminent domain taking and other expenses for the six months ended June 30, 2004 totaled $736,000 compared to $689,000 during the same period last year. These expenses in the current year related primarily to legal and other fees incurred in connection with the eminent domain proceeding conducted by the City and the pending regulatory investigations discussed in Note 5 to the Notes to Condensed Consolidated Financial Statements. During the six months ended June 30, 2003, the Company also incurred approximately $231,000 in merger costs relating to the terminated merger agreement with Philadelphia Suburban Corporation. A breakout of these costs for the six months ended June 30, 2004 and 2003 is shown in the following table.

	2004	2003

Eminent domain taking	$630,000	$113,000
Regulatory investigations	106,000	345,000
Terminated merger	-----	231,000

Total	$736,000	$689,000

      The Company currently expects that it will continue to incur significant legal and other costs associated with the eminent domain taking by the City until final resolution of this matter. The future adverse impact of such additional costs and the duration of this matter cannot be reasonably determined at this time.

Liquidity and Financial Condition

      During the first half of 2004, the primary sources of cash needed for our day-to-day operating activities, debt service and dividend payments were (i) operating cash flow, (ii) available cash from the Company's short-term investments at the beginning of the year and (iii) additional borrowings under its revolving line of credit loan facility (the "Loan Agreement") with its bank, Bank of America ("BofA").


      On March 29, 2004, the Company and BofA amended the Loan Agreement to increase the available short-term credit from $2.5 million to $6.5 million. This increase is necessary in order to fund (i) the Company's planned capital expenditures over the next two years, (ii) any shortfall in operating cash flow and (iii) future costs associated with the Company's defense against the City of Nashua's eminent domain taking efforts and the likely settlement of the governmental regulatory investigations discussed in "Note 5 - Commitments and Contingencies" to the Notes to Condensed Consolidated Financial Statements. At June 30, 2004, there were $3.25 million in outstanding borrowings under this Loan Agreement at floating interest rates ranging from 2.55% to the prime rate of 4.0%. Nearly $630,000, or half of the $1.25 million of increased borrowings from the end of 2003, resulted from expenses incurred by the Company in its defense against the eminent domain action taken by the City of Nashua as discussed more fully in Note 5.

      At June 30, 2004, the Company reported a cash overdraft position of approximately $952,000 compared to $391,000 in cash and cash equivalents at the end of 2003. This overdraft was covered by additional advances under the Loan Agreement subsequent to June 30, 2004. The Company's two largest utilities, Pennichuck and Pennichuck East, intend to issue a combined total of $3.0 million in tax exempt bonds during the third quarter of 2004. Of that amount, approximately $1.3 million will be used to pay down a portion of any outstanding balance under the Company's Loan Agreement and the remainder will be used to fund the cost of two water utility projects expected to be undertaken in the second half of 2004.

      The Company, Pennichuck and Pennichuck East have a combined total of $9.5 million in balloon payments due on certain notes that mature in April 2005. These notes have been reclassified under Current Liabilities in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2004. At this time, there are no specific commitments with respect to repayment of these maturing notes. The Company is currently evaluating several financing alternatives which address the refinancing of these maturing principal amounts and its short-term liquidity needs. The Company fully expects to meet its ongoing capital requirements and liquidity needs over the next twelve to thirty six months.

      For 2004, we expect that our total expenditures for capital projects will be approximately $6.99 million. Funding for our current year capital projects is expected to be derived from a combination of contributions in aid of construction, state grants and low-interest, state revolving loans and the planned tax exempt bond offering as well as from internally-generated funds and short-term borrowings under the Company's Loan Agreement.

      As discussed under "Results of Operations - Water Utility Operations," Pennichuck, the Company's largest regulated subsidiary, filed a Petition for Rate Relief with the NHPUC on May 28, 2004 in which it is seeking an overall increase in its rates, which if granted, would result in approximately $2.34 million of additional annual revenues. The NHPUC has scheduled a hearing on August 24, 2004 with respect to an 11.3% temporary rate increase requested by Pennichuck, which if granted, would result in approximately $1.7 million in additional annual revenues effective beginning in the third quarter of 2004.

Other major changes in our financial position from December 31, 2003 to June 30, 2004 are discussed below.

*

The increase in "Assets Held for Sale" of $730,000 represents the building cost and leasehold improvements relating to the Company's former corporate office as more fully explained in Note 8 to the Notes to Condensed Consolidated Financial Statements.

*

The increase in accounts receivable of $485,000 relates primarily to an increase in unbilled water revenues over the end of 2003, principally due to the greater demand and consumption of water during the second quarter of the year compared to consumption levels in the fourth quarter.

*

Prepaid expenses at June 30, 2004 reflect approximately $380,000 of increased insurance premiums for general liability and directors and officers liability insurance which were prepaid in the first quarter for calendar year 2004.

*

The $441,000 decrease in accounts payable from the end of 2003 to June 30, 2004 is primarily attributable to the payment of outstanding invoices due to various contractors for capital project work completed last year.

*

Retained earnings decreased from $13.18 million at the end of 2003 to $12.34 million at June 30, 2004 reflecting the Company's year-to-date net income of $194,000 and common dividends paid of $1,030,000.

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


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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company has entered into two interest rate swap agreements at a fixed rate of 6.5% in order to mitigate interest rate risks associated with its floating-rate loans. The agreements provide for the exchange of fixed interest rate payments for floating interest rate payment obligations on notional amounts of principal totaling $6,000,000. The Company has designated these interest rate swaps as a cash flow hedge against the variable future cash flows associated with the interest payments due on $6,000,000 of notes. As of June 30, 2004, the Company has recorded a liability of approximately $193,000 in "Other liabilities and deferred credits" associated with these swap agreements with the offsetting amount in "Accumulated other comprehensive income" in the accompanying Condensed Consolidated Balance Sheets.

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

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

Item 4. Submission of Matters to a Vote of Security Holders

      (a)  On April 23, 2004, the Company held its Annual Meeting of Shareholders to elect six directors and to ratify the appointment by the Board of Directors of PricewaterhouseCoopers LLP as the Company's independent accountants for the year ending December 31, 2004.

(b) The following directors were elected to a three year term expiring at the Annual Meeting of Shareholders in 2007:

		Votes Withheld
Election of Directors	Votes For	or Opposed

Michelle L. Chicoine	2,002,147	59,243
John R. Kreick	1,936,528	124,862
Martha E. O'Neill	2,004,263	57,127

The following director was elected to a two year term expiring at the Annual Meeting of Shareholders in 2006:

		Votes Withheld
Election of Directors	Votes For	or Opposed

Steven F. Bolander	2,001,796	59,594

The following directors were elected to a one year term expiring at the Annual Meeting of Shareholders in 2005:

		Votes Withheld
Election of Directors	Votes For	or Opposed

Charles E. Clough	1,985,980	75,410
Donald L. Correll	2,003,831	57,559

The continuing directors whose terms expire beyond the April 23, 2004 Annual Meeting date are:

Joseph A. Bellavance
Hannah M. McCarthy
Robert P. Keller


      (c)  By a vote of 2,041,407 shares FOR, 16,529 shares ABSTAINING and 3,451 shares AGAINST, the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the year ending December 31, 2004 was ratified.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)	The following exhibits are filed as part of this report:

Exhibit
	Number	Exhibit Description

	10.19	Indenture of Lease dated as of April 23, 2004 by and between Pennichuck Water Works, Inc., as lessee and HECOP III, LLC, as lessor (Filed as Exhibit 10.19 to this report on Form 10-Q)

	31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (Filed as Exhibit 31.1 to this report on Form 10-Q)

	31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (Filed as Exhibit 31.2 to this report on Form 10-Q)

	32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (Filed as Exhibit 32.1 to this report on Form 10-Q)

	32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (Filed as Exhibit 32.2 to this report on Form 10-Q)

(b)	Reports on Form 8-K:

The following reports were filed by the Company on Form 8-K during the second quarter of 2004:

1. Current Report on Form 8-K dated April 6, 2004 under the caption "Item 5. Other Events and Regulation FD Disclosure."

2. Current Report on Form 8-K dated April 20, 2004 under the caption "Item 5. Other Events and Regulation FD Disclosure."

3. Current Report on Form 8-K dated June 10, 2004 under the caption "Item 5. Other Events and Regulation FD Disclosure."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pennichuck Corporation

(Registrant)

Date: August 13, 2004	/s/ Donald L. Correll

Donald L. Correll, President and
Principal Executive Officer

Date: August 13, 2004	/s/ Charles J. Staab

Charles J. Staab, Vice President,
Treasurer and Principal Financial
Officer
