Form 10-Q
period 2004-09-30
PENNICHUCK CORP
filed 2004-11-15
CIK 788885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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
___________________

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
YES NO X

The number of shares of the registrant's common stock, $1 par value, outstanding as of November 9, 2004 was 2,412,090.

PENNICHUCK CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2004

CONTENTS

		Page
PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets:
	September 30, 2004 and December 31, 2003	3

	Condensed Consolidated Statements of Income:
	Three and nine months ended September 30, 2004 and 2003	4

	Condensed Consolidated Statements of Cash Flows:
	Nine months ended September 30, 2004 and 2003	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Not Applicable

Item 3.	Defaults upon Senior Securities	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders	Not Applicable

Item 5.	Other Information	Not Applicable

Item 6.	Exhibits and Reports on Form 8-K	27

SIGNATURES		28

CERTIFICATIONS		29


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2004	2003

	(Unaudited)

ASSETS
Property, plant and equipment	$118,795	$115,486
Less accumulated depreciation	(31,040)	(29,759)

Net property, plant and equipment	87,755	85,727
Assets held for sale	734	-----
Current Assets
Cash and cash equivalents	946	391
Accounts receivable, net of allowance of $37 in 2004 and 2003	3,564	2,995
Refundable income taxes	724	1,145
Materials and supplies, at cost	890	726
Prepaid expenses and other current assets	438	519

	6,562	5,776
Other Assets
Deferred land costs	926	849
Deferred charges and other assets	3,961	3,634
Note receivable	1,224	1,224

	6,111	5,707
TOTAL ASSETS	$101,162	$97,210

STOCKHOLDERS' EQUITY AND LIABILITIES
Stockholders' Equity
Common stock - $1 par value; authorized - 11,500,000 shares
Issued - 2,413,042 and 2,397,092 shares, respectively	$2,413	$2,397
Outstanding - 2,412,090 and 2,396,140 shares, respectively
Additional paid in capital	15,594	15,208
Retained earnings	12,403	13,178
Accumulated other comprehensive income	(344)	(473)
Less treasury stock, at cost; 952 shares	(138)	(138)

	29,928	30,172

Minority interest	7	8
Long-term debt, less current portion	17,343	26,879
Current Liabilities
Line of credit	5,000	2,000
Current portion of long-term debt	9,868	368
Accounts payable	500	913
Accrued interest payable	442	370
Other accrued liabilities	1,926	1,773

	17,736	5,424
Deferred Credits and Other Reserves
Contributions in aid of construction	23,003	21,895
Deferred income taxes	9,156	8,552
Deferred gain on land sale	1,224	1,224
Other liabilities and deferred credits	2,765	3,056

TOTAL STOCKHOLDERS' EQUITY & LIABILITIES	$101,162	$97,210

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenues
Water utility operations	$5,648	$5,713	$14,756	$14,333
Real estate operations	87	147	211	876
Contract operations	494	519	1,439	1,253
Other	12	15	41	40

	6,241	6,394	16,447	16,502

Operating Expenses
Water utility operations	4,034	3,722	11,280	10,589
Real estate operations	52	25	133	65
Contract operations	443	438	1,279	1,086
Other	16	-----	34	-----

	4,545	4,185	12,726	11,740

Operating Income	1,696	2,209	3,721	4,762

Eminent domain taking and other expenses	(299)	(51)	(1,035)	(740)
Other income	12	9	19	51
Allowance for funds used during construction	48	-----	48	-----
Interest expense	(516)	(493)	(1,517)	(1,473)

Income Before Provision for Income Taxes and
Minority Interest	941	1,674	1,236	2,600
Provision for income taxes	365	652	466	1,006

Net Income Before Minority Interest	576	1,022	770	1,594

Minority Interest in (Earnings) of
Westwood Park LLC, net of tax	1	-----	1	(34)

Net Income	577	1,022	771	1,560

Other comprehensive income, net of tax:
Unrealized gain on derivative instruments	38	42	129	71

Comprehensive Income	$615	$1,064	$900	$1,631

Earnings per Common Share:
Basic	$.24	$.43	$.32	$.65
Diluted	$.24	$.43	$.32	$.65

Weighted Average Common Shares Outstanding:
Basic	2,400,278	2,391,439	2,397,633	2,391,439
Diluted	2,409,250	2,403,107	2,405,042	2,399,961

Dividends Paid per Common Share	$.215	$.215	$.645	$.625

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended

	September 30,	September 30,
	2004	2003

Operating Activities:
Net income	$771	$1,560
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,314	2,132
Gain on sale of land	-----	(257)
Amortization of deferred investment tax credits	(25)	(25)
Provision for deferred income taxes	518	1,058
Change in other assets and liabilities	(472)	(435)

Net cash provided by operating activities	3,106	4,033

Investing Activities:
Purchases of property, plant & equipment	(3,821)	(5,637)
Contributions in aid of construction	114	144
Decrease in restricted cash	-----	151
Net decrease in notes receivable	-----	605
Proceeds from sale of land, net	-----	257
Net change in investment in real estate partnerships
and deferred land costs	(265)	(380)

Net cash used in investing activities	(3,972)	(4,860)

Financing Activities:
Advances on line of credit	3,000	-----
Payments on long-term debt	(107)	(92)
Proceeds from long-term borrowings	71	1,399
Proceeds from issuance of common stock	3	6
Dividends paid	(1,546)	(1,495)

Net cash provided by (used in) financing activities	1,421	(182)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	555	(1,009)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	391	2,444

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$946	$1,435

Supplemental Cash Flow Information: Interest paid was $1,371,000 and $1,518,000 for the nine months ended September 30, 2004 and 2003, respectively. Income taxes paid were $4,000 and $129,000 for the nine months ended September 30, 2004 and 2003, respectively. Non-cash items for the nine months ended September 30, 2004 and 2003 included contributions in aid of construction totaling approximately $1.3 million and $619,000, respectively. Additionally, non-cash items for the nine months ended September 30, 2003 included the deferred gain on a land sale of approximately $1.2 million and the related long-term note receivable as discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements.

See notes to condensed consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2004

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

Note 2 - Summary of Significant Accounting Policies

(a) Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The Balance Sheet amounts shown under the December 31, 2003 column have been derived from the audited financial statements of the Company as contained in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

(c) Reclassifications

      Certain amounts for the nine months ended September 30, 2003 have been reclassified to conform with the 2004 financial statement presentation. These reclassifications had no effect on net income and relate primarily to the reclassification of certain payments on a note receivable from "net cash provided by operating activities" to "net cash used in investing activities" in the Condensed Consolidated Statements of Cash Flows.

(d) Stock-Based Compensation

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
September 30, 2004

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

	(In thousands, except
	per share data)

Net income:
As reported	$577	$1,022	$771	$1,560
Less:
Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related taxes	(9)	(8)	(218)	(8)

Pro forma net income	$568	$1,014	$553	$1,552

Basic net income per share:
As reported	$0.24	$0.43	$0.32	$0.65
Pro forma	$0.24	$0.42	$0.23	$0.65

Diluted net income per share:
As reported	$0.24	$0.43	$0.32	$0.65
Pro forma	$0.24	$0.42	$0.23	$0.65

Note 3 - New Accounting Pronouncements

      In March 2004, the FASB issued an Exposure Draft for a Proposed Statement of Financial Accounting Standards, "Share-Based Payment." This proposed Statement addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would also eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and generally would require that such transactions be accounted for using a fair-value-based method. This Exposure Draft was open for public comment until June 30, 2004. During its deliberations to address the comment letters, the FASB has preliminarily indicated that the effective date for this statement would be for periods beginning after June 15, 2005. The Company is currently assessing the impact of this proposed Statement on its share-based compensation programs.


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2004

Note 4 - Benefit Plans

Pension Plan

      The Company sponsors a non-contributory, defined benefit pension plan (the "Plan") that covers substantially all full-time employees. The benefits are formula-based, giving consideration to both past and future service as well as participant compensation levels. The Company's funding policy is to contribute annually allowable amounts deductible for federal tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. In September 2004, the Company contributed to the Plan 15,750 shares of its common stock having a then aggregate market value of approximately $400,000.

      Effective for the quarter ended March 31, 2004, SFAS No. 132R, "Employers' Disclosures about Pension and Other Postretirement Benefits", requires disclosure of the net periodic pension and postretirement benefit cost. Components of net periodic pension benefit cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

	($000's)

Service cost	$52	$40	$187	$119
Interest cost	61	53	219	160
Expected return on plan assets	(68)	(50)	(245)	(149)
Amortization of prior service cost	-	-	-	-
Amortization of transition asset	(3)	(3)	(11)	(8)
Recognized net actuarial loss	10	11	35	35

Net periodic benefit cost	$52	$51	$185	$157

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

There were no contributions to these Plans during the three and nine months ended September 30, 2004. The Company anticipates that it will contribute approximately $75,000 for these benefits in 2004.


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2004

Components of net periodic post-retirement and post-employment benefit costs were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

	($000's)

Service cost	$36	$13	$93	$39
Interest cost	32	16	83	46
Expected return on plan assets	(13)	(5)	(36)	(14)
Amortization of prior service cost	11	4	26	10
Amortization of transition asset	-	-	-	-
Recognized net actuarial loss	7	1	18	5

Net periodic benefit cost	$73	$29	$184	$86

      The net periodic pension and other post-retirement benefit costs for the nine months ended September 30, 2004 were estimated based on the latest available participant census data. The Company's full actuarial valuation will be completed and finalized in the fourth quarter of 2004 at which time the cost amounts will be adjusted based on the final actuarial results.

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

      Pursuant to FSP 106-1, the Company has elected to defer recognition of the provisions of this Act for the nine months ended September 30, 2004.  As a result, the provisions of the Act are not reflected in this disclosure or in the accompanying Condensed Consolidated Financial Statements.

      In May 2004, the FASB issued FSP 106-2. This FSP provides guidance on the accounting for the effects of the Act.  The guidance indicates that, when an employer initially accounts for the subsidy, the effect on the accumulated postretirement benefit obligation should be accounted for as an actuarial gain (assuming no plan amendments are made).  In addition, since the subsidy would affect the employer's share of its plan's costs, the subsidy is included in measuring the costs of benefits attributable to current service.  Therefore, the subsidy should reduce service cost when it is recognized as a component of net periodic postretirement benefit cost.  This FSP became effective on July 1, 2004. The Company will reflect the implications of this FSP during the remaining portion of 2004 and recognize expected financial effects as prescribed by accounting standards in effect for subsequent reporting periods.


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2004

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

Eminent Domain

      On March 25, 2004, the City filed a petition with the NHPUC under the New Hampshire utility municipalization statute, NHRSA Ch. 38, seeking to take by eminent domain all of the utility assets of the Company's three utility subsidiaries. Under NHRSA Ch. 38, if the NHPUC makes a finding that it is in the public interest to do so, a municipality may take the assets of a utility providing service in that municipality. The NHPUC is also charged with determining the amount of compensation for the assets that it finds it is in the public interest for the municipality to take. The three Company utilities have challenged the extent of the assets that the City is seeking to take, arguing that the City does not have the authority to take any of the assets of Pennichuck East Utility, Inc. ("Pennichuck East") or Pittsfield Aqueduct Company, Inc. ("Pittsfield") or those assets of Pennichuck Water Works, Inc. ("Pennichuck") that are not necessary to provide service in the City. The City has opposed the Company utilities' position on the basis that the scope of the assets that the City may take is an issue that should be determined by the NHPUC based on the NHPUC's finding of the public interest. Oral arguments were presented on this issue on July 28, 2004, and on October 1, 2004 the NHPUC issued an order stating that it had found "sufficient legal basis for Nashua to pursue, at a minimum, the taking of portions of the PWW [Pennichuck] system by eminent domain, pursuant to RSA 38," but that there are "significant legal questions [regarding] whether, as a matter of law, Nashua may take the assets of PEU [Pennichuck East] and PAC [Pittsfield] and, for that matter, whether Nashua may take the assets of PWW [Pennichuck] that are not integral to the core system." The NHPUC's order directed the parties to submit


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2004

Note 5 - Commitments and Contingencies (Continued)

legal memoranda on these questions by October 25, 2004. It is not known when the NHPUC will issue an order regarding these questions. The NHPUC has also ordered the City to file written testimony regarding its proposed taking by November 22, 2004 to address, among other issues, whether the City's proposed taking is in the public interest. The NHPUC has scheduled a hearing for December 9, 2004 at which time the parties are to address, among other things, the schedule for discovery by the City to enable it to obtain information necessary to submit its case regarding valuation of the assets it proposes to take and the remainder of the case.

      If the City is successful in obtaining a determination by the NHPUC that it should be allowed to take some or all of the utility assets of the Company utilities, the City is not required under NHRSA Ch. 38 to complete the taking and could ultimately choose not to proceed with the purchase of the assets. The Company cannot predict the ultimate outcome of these matters. It is possible that, if the acquisition efforts of the City are successful, the financial position of the Company would be materially impacted.

      Prior to the City's filing of its eminent domain case at the NHPUC, the Company filed a Petition for Declaratory Judgment in New Hampshire Superior Court seeking a determination that the City had waited too long to seek condemnation authority from the NHPUC after obtaining a public vote on November 26, 2002 regarding municipalization of water utility assets as well as a determination that NHRSA Ch. 38 was unconstitutional on a number of grounds and, later, that the NHPUC proceeding ultimately filed by the City exceeded the scope of the assets that were properly the subject of an attempted taking by the City under NHRSA Ch. 38. On September 1, 2004, the Superior Court ruled adversely to the Company on a number of these issues, deferred to the NHPUC with regard to the issue relating to the scope of the assets that the City could seek to acquire, and determined that one of the constitutional claims raised by the Company should be addressed only after the proceeding at the NHPUC had concluded. On October 22, 2004, the Company filed an appeal with the New Hampshire Supreme Court on a number of its claims.

      In addition to its efforts to obtain declaratory relief, the Company has also brought suit against the City in New Hampshire Superior Court to obtain monetary damages that the Company believes resulted from the City's efforts to acquire some or all of the assets of the Company. The City removed the case to United States District Court and then sought to have the case dismissed in its entirety. On September 13, the United States District Court dismissed the Company's federal law claims without prejudice on the basis that the Company had not yet exhausted its available state law remedies and remanded the case to New Hampshire Superior Court for consideration of the Company's state law claims. On September 23, the City filed a Motion to Dismiss with the Superior Court, seeking to dismiss the balance of the Company's claims. The Company filed an objection to the City's Motion to Dismiss on October 22, 2004. It is not known when the Superior Court will rule on the City's motion.

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
(UNAUDITED)
September 30, 2004

Note 5 - Commitments and Contingencies (Continued)

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

      The regulators have also asserted that the Company failed to disclose the fact that nearly all of its real estate joint ventures had been formed with the same developer. In addition, the Bureau has alleged that the Company did not exercise proper oversight of the activities of those various joint ventures, including by failing to obtain or to keep adequate records, such as copies of financial records, contracts, correspondence or other material information, by failing to obtain formal appraisals of the land the Company contributed to the joint ventures, and by failing to consider or investigate real estate development alternatives since the early 1990s.

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

      The Bureau and the SEC could seek to impose fines, penalties or other sanctions upon the Company as a result of their respective investigations. In November 2003, the Bureau and the SEC indicated a willingness to consider a global settlement of their claims against the Company and against Mr. Arel. The Company, Mr. Arel and the regulators are continuing to pursue a settlement. The framework of the settlement that is under consideration would consist of a fund to be established for the benefit of the Company's shareholders as of March 31, 2003 (other than Mr. Arel and the Company's other directors at that time), a fine to be paid to the Bureau, and a payment to the Bureau to defray its expenses. In addition to the negotiations with the Bureau and the SEC regarding the proposed settlement, the Company is also engaged in negotiations with Mr. Arel as to what portion, if any, of the settlement


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2004

Note 5 - Commitments and Contingencies (Continued)

amounts he would be responsible for paying. A settlement with Mr. Arel is dependent on a settlement with the regulators. The Company is hopeful that a settlement with the regulators and Mr. Arel will be announced by the end of 2004, but there can be no assurance that a settlement will in fact be reached or that the terms of any such settlement will not differ materially from those described above.

      The Company recorded as an expense in 2003 a liability for the anticipated settlement based on the best estimates at that time of the Company and its legal counsel. The Company expects that additional expense, if any, that it may have to record related to the investigation or the anticipated settlement will not have a material impact on the Company's financial condition or results of operations, although there can be no assurance this will be the case.

Guarantee of Subsidiary Indebtedness

      Southwood holds a 50% interest in four limited liability companies known as HECOP I, HECOP II, HECOP III and HECOP IV, each of which owns land and three of which each own a commercial office building, subject to a mortgage note with a local bank. The remaining 50% ownership interest in each of the LLCs is principally held by John Stabile, owner of H. J. Stabile & Son, Inc. The mortgage notes, totaling $9.0 million, which are not included in the accompanying condensed consolidated balance sheets, are each secured by the underlying real property. In addition, Southwood is contingently liable on one-half of the outstanding balance, and as such, it has issued a guarantee to the mortgagee for its share of the guaranteed indebtedness. At September 30, 2004, Southwood was contingently liable on approximately $4.5 million of mortgage indebtedness associated with these limited liability companies.

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
(UNAUDITED)
September 30, 2004

Note 7 - Related Party Transaction (Continued)

connection with tenant improvements for the new facility, Stabile Construction Services, an affiliate of H. J. Stabile & Son, Inc., acted as construction manager for Pennichuck as provided for under the terms of the lease agreement. Stabile Construction Services has provided similar services for other non-related tenants in HECOPs I, II and III.

Note 8 - Assets Held for Sale

      The Company owns a three story, 11,616 square foot building located in downtown Nashua, New Hampshire. This building served as the Company's corporate office until its relocation to a new leased facility on April 30, 2004 as described in "Note 7 - Related Party Transaction". The Company sold this building on November 9, 2004 for approximately $800,000, the proceeds for which the Company will receive as future conditions under Internal Revenue Code Section 1031 are met. In accordance with the requirements established under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), the Company has classified the costs related to this building separately as Assets Held for Sale. SFAS 144 requires that long-lived assets classified as held for sale be measured at the lower of their carrying amounts or fair value less cost to sell. Such assets consisted of the following at September 30, 2004:

		Accumulated	Net Book
	Cost	Depreciation	Value

		($000's)

Land	$59	$-	$59
Building	735	328	407
Leasehold improvements	322	54	268

	$1,116	$382	$734

Note 9 - Segment Reporting

      The Company operates principally in three business segments: regulated water utility operations, real estate operations and non-regulated water contract operations. "Other revenues", "other net income" and "other assets" as listed below relate to parent company activity which primarily includes rental revenues and eminent domain taking and other expenses. Financial data for the operating segments were as follows:


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2004

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

	(In thousands)

Revenues:
Water utility operations	$5,648	$5,713	$14,756	$14,333
Real estate operations	87	147	211	876
Contract operations	494	519	1,439	1,253
Other	12	15	41	40

Consolidated total	$6,241	$6,394	$16,447	$16,502

Segment Net Income:
Water utility operations	$725	$904	$1,261	$1,384
Real estate operations	16	83	42	479
Contract operations	31	49	98	101
Other	(195)	(14)	(630)	(404)

Consolidated total	$577	$1,022	$771	$1,560

	September 30,	December 31,
	2004	2003

Total Assets:
Water utility operations	$95,169	$92,110
Real estate operations	1,184	2,651
Contract operations	373	252
Other	4,436	2,197

Consolidated total	$101,162	$97,210


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

Forward Looking Statements

      In addition to historical financial information, this quarterly report, including management's discussion and analysis, contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements are based on current information and expectations available to management at the time the statements are made and on several assumptions concerning future events that involve risks, uncertainties and factors that may be beyond the Company's control. As such, the actual performance of the Company may be materially different from the future results or performance expressed or implied by the forward looking statements contained in this report. Such statements address the following subjects, among others: the status of eminent domain proceedings before the NHPUC to acquire all or a portion of the assets of the Company's three water utility subsidiaries, ongoing litigation with respect thereto and impact thereof on the Company's consolidated business operations and planning; projected capital and liquidity needs; timeliness and extent of water utility rate increases, if any; future operating results in the water utility and real estate sectors; earnings growth and expectations; and corporate spending. The following factors, among others, could cause actual results to differ materially from those described in the forward looking statements: with respect to eminent domain and related litigation proceedings, the timeframe in which proceedings occur, and the results thereof or negotiated alternatives thereto; with respect to projected capital and liquidity needs, the extent of expenses arising from eminent domain proceedings and related matters, and the condition of the financial markets and the Company's financial position; with respect to regulated water utility rate relief, the timing and amount of rate increases as well as general regulatory lag in realizing changes; with respect to water utility operations, the impact of weather, such as the amount of rainfall and temperature; with respect to real estate development, the impact of overall economic conditions in the local and national economy; with respect to corporate spending, changes in capital projects as well as enhanced security measures that may affect the Company's level of capital expenditures. We undertake no obligation to update or revise forward looking statements, whether as a result of new information, future events or otherwise.


Eminent Domain

      The Company's three utility subsidiaries are the subject of eminent domain efforts by the City of Nashua (the "City") regarding its desire to acquire all or a portion of their assets. The Town of Pittsfield has also voted to take the assets of the Company's utility subsidiary operating in that Town, but to date has not filed the necessary petition with the NHPUC to pursue the taking. In addition, the City, the Town of Pittsfield and a number of other communities whose residents are served by one or more of the Company's subsidiaries have either joined or expressed an interest in joining a regional water district for the purposes of acquiring and operating all or a substantial portion of the assets of the Company's utility subsidiaries from the City if the City is successful in its efforts.

      Given the highly integrated nature of the Company's businesses, a forced sale of some or all of the assets of the Company's utility subsidiaries may result in increased costs and operating inefficiencies borne by the remaining assets of the Company not so acquired. Additionally, the Service Corporation's ability to service its existing contracts as well as pursue additional operating contracts may be impaired. There is no assurance as to the amount of compensation to be paid for the assets the NHPUC finds in the public interest for the City to take by eminent domain should the NHPUC make such a determination. The Company's financial position and results of operations may be materially impacted if the City's eminent domain efforts are successful. No adjustments have been recorded in the accompanying condensed consolidated financial statements to reflect these uncertainties. The status of these eminent domain efforts is discussed in greater detail in "Note 5 - Commitments and Contingencies - Eminent Domain," to the Notes to Condensed Consolidated Financial Statements.

Results of Operations -- Three Months Ended September 30, 2004 Compared to
Three Months Ended September 30, 2003

      For the three months ended September 30, 2004, consolidated net income was $577,000, or $.24 per share. For the same period in 2003, the Company's consolidated net income was $1,022,000, or $.43 per share. As discussed in greater detail below, the decrease in net income was primarily attributable to costs incurred in connection with the eminent domain proceeding conducted by the City as well as lower revenues and increased utility operating expenses during the three months ended September 30, 2004. The Company's consolidated revenues for the three months ended September 30, 2004 totaled $6.2 million, or a 2.4% decrease from the three month period ended September 30, 2003. As discussed below, this $153,000 decrease occurred primarily as a result of modest declines in revenues in each of the Company's business segments.

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

Water Utility Operations

      The Company's water utility operations include the activities of Pennichuck, Pennichuck East and Pittsfield, each of which is regulated by the NHPUC. The combined utility operating revenues for the three months ended September 30, 2004 decreased $65,000 to $5.6 million, or a 1.1% decrease from the same period in 2003 as shown in the table below broken out by each regulated water utility:

	September 30,	September 30,
	2004	2003	Change

	($000's)

Pennichuck	$4,577	$4,599	$(22)
Pennichuck East	954	1,004	(50)
Pittsfield	117	110	7

Total	$5,648	$5,713	$(65)

The percentage of each utility's revenues to the total combined utility revenues remained generally unchanged from the third quarter of 2003 to the third quarter of 2004.

      Despite a 1.5% increase in the combined utilities' customer base, there was an overall decline in water revenues during the three months ended September 30, 2004 reflecting significantly more precipitation experienced during the summer of 2004. Total rainfall for the third quarter of 2004 was 16.8" compared to 13.9" in the third quarter of 2003. As a result, combined billed consumption was generally flat during the period and consumption within Pennichuck East was approximately 1.0% lower for the quarter ended September 30, 2004 as compared to the same period last year. In Pittsfield, the negative impact of the higher rainfall was offset by a 17.74% rate increase approved by the NHPUC and implemented by Pittsfield in February 2004.

      During the past twelve months, the total increase in our combined utilities' customer base was 437 customers, or 1.5%. The number of customers in our utilities' community water systems has increased by 129 customers, or 6.2% during the last twelve months. Similarly, the number of customers in Pennichuck East has increased by 129 customers, or 2.9% since September 30, 2003. By contrast, however, the number of customers within Pennichuck's core system has increased by only 177 customers, or .8% (from 22,206 at the end of September 2003 to 22,383 at the end of September 2004). These growth trends are consistent with our historical experience in recent years.

      On May 28, 2004, Pennichuck filed a Petition for Rate Relief with the NHPUC in which it is seeking an overall increase in its rates, which if granted, would result in approximately $2.34 million of additional annual revenues. On September 30, 2004, the NHPUC granted Pennichuck a temporary rate increase of 8.94% effective for service rendered on or after June 1, 2004. This temporary rate increase represents approximately $1.32 million in annual water revenues and such increase will be adjusted when permanent rates are set by order of the NHPUC. Pennichuck expects that a permanent water rate order will be issued in March 2005. At this time, however, the amount of the permanent rate increase which will ultimately be granted by the NHPUC cannot be determined. For the quarter ended September 30, 2004, Pennichuck has accrued approximately $222,000 in additional unbilled revenues to reflect the effect of this temporary rate increase.

      Total utility operating expenses were $4.0 million for the three months ended September 30, 2004, a $312,000, or 8.4%, increase over the same period last year. The combined water utilities' operating costs increased primarily due to:

(i)

approximately $68,000 of increased treatment and purchased water costs associated with operating our community systems in Pennichuck East during the third quarter of 2004, reflecting the increase in customer base in those systems;

(ii)	approximately $63,000 of water production and maintenance costs within the Company's core system during the third quarter of 2004;

(iii)	approximately $52,000 for additional non-union salary increases and property and liability insurance premiums, consistent with recent changes in the insurance market;


(iv)

additional depreciation charges and property taxes totaling $50,000 and $45,000, respectively, associated with approximately $7.7 million of new utility plant and equipment placed in service during the past year; and

(v) an overall increase of approximately 3% in union wages effective in mid-February 2004.

Real Estate Operations

      Real estate revenues for the comparative third fiscal quarters consisted primarily of Southwood's one-half ownership interest in certain commercial office buildings, discussed below, as well as interest income earned on a long-term note receivable due from an unaffiliated developer as described in greater detail in "Note 6 - Deferred Gain on Land Sale." For the three months ended September 30, 2004, revenues from Southwood's real estate activities were $87,000 compared to $147,000 for the same period last year.

      Southwood holds a 50% ownership interest in four limited liability companies ("LLCs"), known as HECOP I, HECOP II, HECOP III and HECOP IV. Each of these LLCs owns land and three of the LLCs each own a commercial office building in Merrimack, New Hampshire. The remaining 50% ownership interest in each of the LLC's is principally held by John Stabile, a local developer, with whom Southwood has also participated in four residential joint ventures during the past 10 years. The assets and liabilities of those LLCs are not included in the accompanying Condensed Consolidated Balance Sheets. For the three months ended September 30, 2004 and 2003, Southwood recognized revenues of approximately $50,000 and $126,000, respectively, representing its 50% share of the pretax operating income from these LLCs. The decline in pretax operating income primarily reflects a loss of approximately $60,000 of rental income during this three month period resulting from 25,600 square feet of office space vacated in January 2004 by one of the tenants in the HECOP III building. However, as reported in "Note 7 - Related Party Transaction" to the Notes to Condensed Consolidated Financial Statements, Pennichuck has entered into a 5 year lease effective May 1, 2004, for 14,289 square feet of office space in HECOP III.

Contract Operations

      The Service Corporation's revenues consist chiefly of fees earned under various operating and billing contracts as well as revenues from its Watertight and backflow testing programs. Revenues from contract operations were $494,000 for the three months ended September 30, 2004, compared to $519,000 for the same period in 2003. The $25,000 net decrease in contract revenues from last year is principally due to: (i) nearly $60,000 in lower revenues from unplanned work performed under the Service Corporation's two largest operating contracts with the Town of Hudson, New Hampshire and the Town of Salisbury, Massachusetts; offset by (ii) additional contract revenues from 15 new community water system contracts and $16,000 in additional revenues from the Service Corporation's backflow testing program.

      Operating expenses associated with our contract operations were $443,000 for the three months ended September 30, 2004 compared to $438,000 for the three months ended September 30, 2003. The net increase in operating expenses resulted primarily from (i) an increase of $63,000 in allocated intercompany charges reflecting additional time and resources utilized for the operation and development of the Service Corporation's various activities, including business development; offset by (ii) $61,000 in lower direct contract costs associated with performing services under its two major operating contracts.


Eminent Domain Taking and Other Expenses

      During the three months ended September 30, 2004 and 2003, the Company incurred approximately $299,000 and $51,000, respectively, of legal and other fees in connection with the eminent domain proceeding conducted by the City and the pending regulatory investigations discussed in "Note 5 - Commitments and Contingencies" to the Notes to Condensed Consolidated Financial Statements. A breakout of these costs for the three months ended September 30, 2004 and 2003 is shown in the following table.

	2004	2003

Eminent domain taking	$242,000	$23,000
Regulatory investigations	57,000	28,000

Total	$299,000	$51,000

      The Company currently expects that it will continue to incur significant legal and other costs associated with the eminent domain taking by the City until final resolution of this matter. The future adverse impact of such additional costs and the duration of this matter cannot be reasonably determined at this time.

Results of Operations -- Nine Months Ended September 30, 2004 Compared to
Nine Months Ended September 30, 2003

      For the nine months ended September 30, 2004, the Company's consolidated net income was $771,000, or $.32 per share. For the same period in 2003, the Company's consolidated net income was $1.6 million, or $.65 per share. Net income in 2004 and 2003 has been adversely affected by expenses relating to the eminent domain taking efforts by the City of Nashua, the pending regulatory investigations and the terminated merger with PSC each of which is discussed in Note 5 to the Notes to Condensed Consolidated Financial Statements. Excluding the effect of those expenses, consolidated net income would have been approximately $1.8 million, or $.75 per share for the nine months ended September 30, 2004 and $2.3 million, or $.96 per share for the nine months ended September 30, 2003.

      The Company's consolidated revenues for the nine months ended September 30, 2004 totaled $16.4 million which approximated revenues for the nine months ended September 30, 2003. As discussed below, revenues from the Company's water utility operations and contract operations increased during 2004 but these increases were offset by a decline in revenues from real estate operations as compared to 2003.

Water Utility Operations

      Utility operating revenues for the nine months ended September 30, 2004 increased to $14.8 million, or 3.0%, from the same period in 2003 as shown in the table below broken out by each of our regulated water utilities:

	September 30,	September 30,
	2004	2003	Change

	($000's)

Pennichuck	$11,975	$11,632	$343
Pennichuck East	2,424	2,358	66
Pittsfield	357	343	14

Total	$14,756	$14,333	$423


      For the nine months ended September 30, 2004, 81%, 16% and 3% of the combined utilities' operating income was provided by Pennichuck, Pennichuck East and Pittsfield, respectively, which was comparable to 2003.

      The increase in combined utility revenues, which occurred primarily in Pennichuck and Pennichuck East, was the result of the following: (i) a 1.5% increase in total new customers from September 2003 to September 2004; (ii) an increase in year-to-date combined billed consumption of 1.3% primarily within our community water systems and Pennichuck East; (iii) a 17.74% rate increase approved by the NHPUC and implemented by Pittsfield in February 2004; and (iv) a temporary rate increase of 8.94% approved by the NHPUC and implemented by Pennichuck for service rendered on or after June 1, 2004.

      On May 28, 2004, Pennichuck filed a Petition for Rate Relief with the NHPUC in which it is seeking an overall increase in its rates, which if granted, would result in approximately $2.34 million of additional annual revenues. On September 30, 2004, the NHPUC granted Pennichuck a temporary rate increase of 8.94% effective for service rendered on or after June 1, 2004. This temporary rate increase represents approximately $1.32 million in annual water revenues and such increase will be adjusted when permanent rates are set by order of the NHPUC. Pennichuck expects that a permanent water rate order will be issued in March 2005. At this time, however, the amount of the permanent rate increase which will ultimately be granted by the NHPUC cannot be determined. For the nine months ended September 30, 2004, Pennichuck has accrued approximately $222,000 in additional unbilled revenues to reflect the effect of this temporary rate increase.

      For the nine months ended September 30, 2004, utility operating expenses increased by $691,000, or 6.5%, to $11.3 million. That combined increase in the utilities' operating expenses over the nine months ended September 30, 2003 resulted chiefly from:

(i)

approximately $131,000 of increased treatment and purchased water costs associated with operating our community systems in Pennichuck East during the nine months ended September 30, 2004, reflecting the increase in customer base in those systems;

(ii)	approximately $25,000 of increased distribution system expenses as a result of colder temperatures experienced in the first quarter of 2004 as well as increased labor costs;

(iii)	approximately $58,000 for additional property and liability insurance premiums, consistent with recent changes in the insurance market;

(iv)

additional depreciation charges and property taxes totaling $180,000 and $98,000, respectively, associated with approximately $7.7 million of new utility plant and equipment placed in service during the past year; and

(v)	an overall increase of approximately 3% in union wages effective in mid-February 2004.

Real Estate Operations

      For the nine months ended September 30, 2004, revenues from Southwood's real estate activities were $211,000 compared to $876,000 for the same period last year. Revenues for the nine months ended September 30, 2003 included approximately $257,000 representing the net cash received at closing from the sale of a 67 acre parcel of unimproved land for approximately $1.5 million. Under the terms of that sale, Southwood also received a long-term note receivable of $1.2 million. The note, which matures in October 2005, carries a floating interest rate of prime plus 1.5% and is secured by a first mortgage on the property. The pretax gain on that sale was approximately $1.5 million, of which $257,000 was recognized in 2003. The remaining gain of approximately $1.2 million, represented by the note receivable, has been deferred until payment of the note since the requirements established under Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" for recognition of all of the profit from this sale have not yet been met.


      Revenues for the nine months ended September 30, 2003 also included $150,000 received by Westwood Park, LLC ("Westwood") representing escrowed funds from a land sale which occurred in 2000. During the nine months ended September 30, 2003, the restrictions relating to those escrowed funds expired and as a result, the funds were recognized as revenues. Westwood is a consolidated joint venture, in which Southwood has a 60% ownership interest, that was formed in 1997 to develop and sell certain parcels of land in northwest Nashua.

      Southwood's revenues for the first nine months of 2004 include approximately $190,000 representing its 50% share of the pretax profits from the office leasing activities of the three LLCs discussed earlier. For the same period in 2003, Southwood's share of pretax operating income from the LLCs was approximately $367,000. The decline in pretax operating income primarily reflects a loss of approximately $145,000 of rental income during the nine month period resulting from 25,600 square feet of office vacated in January 2004 by of one the tenants in the HECOP III building. However, as reported in "Note 7 - Subsequent Event with Related Party" to the Notes to Condensed Consolidated Financial Statements, Pennichuck has entered into a 5 year lease effective May 1, 2004, for 14,289 square feet of office space in HECOP III.

      Operating expenses associated with our real estate activities for the first nine months of 2004 totaled $133,000, comprised chiefly of allocated intercompany charges, consulting fees and property taxes on the remaining Southwood landholdings.

Contract Operations

      Revenues from contract operations totaled $1.4 million for the nine months ended September 30, 2004, representing a $186,000 increase over the same period last year. The increase in 2004 over last year includes (i) approximately $30,000 of additional work performed under the Service Corporation's two largest operating contracts with the Town of Hudson, New Hampshire and the Town of Salisbury, Massachusetts, (ii) an additional $60,000 in contract revenues from 15 new community water system contracts and (iii) an increase of $95,000 from revenues associated with the Service Corporation's Watertight and backflow sales programs.

      Operating expenses associated with our contract operations were $1.3 million and $1.1 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in operating expenses associated with our contract operations resulted primarily from $156,000 in additional intercompany charges reflecting additional time and resources allocable to the Service Corporation activities, including new business development and marketing efforts.

Eminent Domain Taking and Other Expenses

      Eminent domain taking and other expenses for the nine months ended September 30, 2004 totaled $1,035,000 compared to $740,000 during the same period last year. These expenses in the current year related primarily to legal and other fees incurred in connection with the eminent domain proceeding conducted by the City and the pending regulatory investigations discussed in Note 5 to the Notes to Condensed Consolidated Financial Statements. During the nine months ended September 30, 2003, the Company also incurred approximately $231,000 in merger costs relating to the terminated merger agreement with Philadelphia Suburban Corporation. A breakout of these costs for the nine months ended September 30, 2004 and 2003 is shown in the following table.

	2004	2003

Eminent domain taking	$872,000	$136,000
Regulatory investigations	163,000	373,000
Terminated merger	---	231,000

Total	$1,035,000	$740,000


      The Company currently expects that it will continue to incur significant legal and other costs associated with the eminent domain taking by the City until final resolution of this matter. The future adverse impact of such additional costs and the duration of this matter cannot be reasonably determined at this time.

Liquidity and Capital Resources

      During the first nine months of 2004, the primary sources of cash needed for our day-to-day operating activities, debt service and dividend payments were (i) operating cash flow, (ii) available cash from the Company's short-term investments at the beginning of the year and (iii) additional borrowings under our revolving line of credit loan facility (the "Credit Facility") maintained with Bank of America ("BofA").

      On March 29, 2004, the Company and BofA amended the Credit Facility to increase the available short-term credit from $2.5 million to $6.5 million. This increase is necessary in order to fund (i) the Company's planned capital expenditures over the next two years, (ii) any shortfall in operating cash flow and (iii) future costs associated with the Company's defense against the City of Nashua's eminent domain taking efforts and the likely settlement of the governmental regulatory investigations discussed in "Note 5 - Commitments and Contingencies" to the Notes to Condensed Consolidated Financial Statements. At September 30, 2004, there were $5.0 million in outstanding borrowings under this Credit Facility at floating interest rates ranging from 2.98% to the prime rate of 4.75%. Of the $3.0 million of increased borrowings from the end of 2003, nearly $872,000 resulted from expenses incurred by the Company in its defense against the eminent domain action commenced by the City as discussed more fully in Note 5.

      The Company's two largest utilities, Pennichuck and Pennichuck East, presently intend to issue a combined total of $6.8 million in tax exempt bonds in January 2005. Of that amount, approximately $3.0 million represents new debt and such proceeds will be used (i) to repay approximately $2.15 million of short-term borrowings under the Credit Facility used to fund two water utility projects in 2004, and (ii) to fund $850,000 for a water utility project expected to be undertaken in the first half of 2005. The remainder of the $6.8 million tax exempt bonds will be used by Pennichuck to refinance approximately $3.8 million of existing tax exempt bonds issued in 1994 in order to benefit from the lower interest costs of the new bond issue. Pennichuck and Pennichuck East have received the necessary approvals from the NHPUC, the New Hampshire Business Finance Authority and the New Hampshire Governor and Executive Council to issue these tax exempt bonds.

      The Company, Pennichuck and Pennichuck East have a combined total of $9.5 million in balloon payments due on certain notes that mature in April 2005. These notes have been reclassified under Current Liabilities in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2004. At this time, among other actions taken to address this issue, the Company is evaluating several proposals that it has received from institutional investors with respect to the refinancing of these maturing notes. The Company fully expects to refinance these maturing obligations based on the proposals it has received to date.

      For 2004, the Company expects that its total expenditures for capital projects will be approximately $6.99 million. Funding for its current year capital projects is, has been, and is expected to be, derived from a combination of contributions in aid of construction, state grants and low-interest, state revolving loans and the planned tax exempt bond offering as well as from internally-generated funds and short-term borrowings under the Company's Credit Facility.


      As discussed under "Results of Operations - Water Utility Operations," Pennichuck, the Company's largest regulated subsidiary, filed a Petition for Rate Relief with the NHPUC on May 28, 2004 in which it is seeking an overall increase in its rates, which if granted, would result in approximately $2.34 million of additional annual revenues. On September 30, 2004 the NHPUC issued an order authorizing a temporary rate increase of 8.94% for water service provided on or after June 1, 2004. The annualized effect of this temporary rate increase is expected to be approximately $1.32 million.

Other major changes in our financial position from December 31, 2003 to September 30, 2004 are discussed below.

*

The increase in "Assets Held for Sale" of $734,000 represents the building cost and leasehold improvements relating to the Company's former corporate office as more fully explained in Note 8 to the Notes to Condensed Consolidated Financial Statements.

*

The increase in accounts receivable of $569,000 relates primarily to (i) an increase in unbilled water revenues over the end of 2003, principally due to the greater demand and consumption of water during the third quarter of the current year compared to consumption levels in the fourth quarter of 2003 and (ii) the impact of the 8.94% temporary rate increase for Pennichuck discussed earlier.

*

The decrease in refundable income taxes of $421,000 resulted principally from the receipt of approximately $456,000 of federal taxes originally paid in 2003 and refunded in 2004 as a result of the Company's 2003 net operating loss carryback.

*

The $413,000 decrease in accounts payable from the end of 2003 to September 30, 2004 is primarily attributable to the payment of outstanding invoices due to various contractors for capital project work completed last year.

*

Retained earnings decreased from $13.2 million at the end of 2003 to $12.4 million at September 30, 2004 reflecting the Company's year-to-date net income of $771,000 and common dividends paid of $1,546,000.

Critical Accounting Policies, Significant Estimates and Judgments

      The Company has identified the accounting policies below as those policies critical to the business operations and the understanding of the results of operations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Changes in the estimates or other judgments included within these accounting policies could result in significant changes to the financial statements. Our critical accounting policies are as follows.

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


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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company has entered into two interest rate swap agreements at a fixed rate of 6.5% in order to mitigate interest rate risks associated with its floating-rate loans. The agreements provide for the exchange of fixed interest rate payments for floating interest rate payment obligations on notional amounts of principal totaling $6,000,000. The Company has designated these interest rate swaps as a cash flow hedge against the variable future cash flows associated with the interest payments due on $6,000,000 of notes. As of September 30, 2004, the Company has recorded a liability of $131,000 in "Other accrued liabilities" associated with these swap agreements with the offsetting amount in "Accumulated other comprehensive income" in the accompanying Condensed Consolidated Balance Sheets.

The fair market value of the Company's interest rate swaps represents the estimated unrealized loss to terminate these agreements based upon current interest rates.

Item 4. CONTROLS AND PROCEDURES

      We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934 under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" as of the end of the period covered by this report.


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


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

      Further, eminent domain proceedings have been commenced before the New Hampshire Public Utilities Commission ("NHPUC") against the Company's three water utility subsidiaries, and the Company and such subsidiaries are engaged in litigation with respect thereto as discussed in greater detail in "Note 5 - Commitments and Contingencies - Eminent Domain" to the Notes to Condensed Consolidated Financial Statements.

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

No reports on Form 8-K were filed during the third quarter of 2004.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pennichuck Corporation

(Registrant)

Date: November 15, 2004	/s/ Donald L. Correll

Donald L. Correll, President and
Principal Executive Officer

Date: November 15, 2004	/s/ Charles J. Staab

Charles J. Staab, Vice President,
Treasurer and Principal Financial
Officer
