Form 10-K
period 2004-12-31
PENNICHUCK CORP
filed 2005-03-31
CIK 788885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-18552

PENNICHUCK CORPORATION

(Exact name of registrant as specified in its charter)

New Hampshire	02-0177370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Manchester Street

Merrimack, New Hampshire 03054

(603) 882-5191

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $1.00 per share

(Title of Class)

Preferred Stock Purchase Rights

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing sale price of the Company’s common stock on June 30, 2004, as reported on the Nasdaq National Market was $62,729,906. For purposes of this calculation, the “affiliates” of the registrant include its directors and executive officers. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of the registrant’s common stock, $1 par value, outstanding as of March 24, 2005 was 2,415,147.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report is incorporated by reference to the registrant’s definitive Proxy Statement for its 2005 annual meeting of the registrant’s shareholders filed with the Commission.

PART I

Item 1.	BUSINESS

The terms “we,” “our,” “our company,” and “us” refer, unless the context suggests otherwise, to Pennichuck Corporation (the “Company”) and its subsidiaries, including Pennichuck Water Works, Inc. (“Pennichuck”), Pennichuck East Utility, Inc. (“Pennichuck East”), Pittsfield Aqueduct Company (“Pittsfield”), Pennichuck Water Service Corporation (the “Service Corporation”) and The Southwood Corporation (“Southwood”).

Overview

We are engaged primarily in the collection, storage, treatment and distribution of potable water in southern and central New Hampshire. We have three business segments: regulated water utilities, non-regulated water management services and real estate development and investment. Water utility revenues constituted 85% of our consolidated revenues in 2004. We are headquartered in Merrimack, New Hampshire, which is located approximately 45 miles north of Boston, Massachusetts. Pennichuck Corporation was incorporated in New Hampshire in 1983.

Our Strategy

Our mission is to be a leading supplier of quality, safe drinking water and water-related services in New England and to achieve sustainable growth in our revenues and earnings by:

Investing in our regulated water utilities to maintain reliable, high quality service. To maintain our position as a respected water supplier, we will make ongoing capital investments to meet or exceed the applicable regulatory requirements and to maintain our infrastructure.

Acquiring additional small and mid-size water systems in New Hampshire and nearby portions of Maine, Massachusetts and Vermont. We believe there remain significant opportunities to grow our customer base in New Hampshire and nearby portions of Maine, Massachusetts and Vermont. We estimate that there are a total of 1,850 water systems in those target areas. We expect that increasingly stringent regulation, the resulting increase in capital requirements and the need for skilled operators will continue to cause system owners to consider selling their water systems or outsourcing the management of their systems.

Expanding our water management business with a focus on servicing small and mid-size water systems, where we believe we can leverage our capital resources as well as our operating and technical expertise. Service Corporation’s strategy calls for a focus on segments in which it can provide high-quality service in a cost-effective manner. These segments include small and mid-size municipal utilities, small systems such as community water systems and non-transient, non-community water systems.

Developing our water management business by establishing one or more regional operations centers and then targeting growth opportunities that may be serviced from those centers. In order to service new customers effectively, we must have staff close to those customers. Accordingly, Service Corporation will develop its business around geographic hubs — business centers of sufficient size to support at least a limited full time staff. Building Service Corporation’s business in the surrounding area will be part of the staff’s job description. We currently plan to pursue opportunities through five potential New Hampshire hubs that correspond roughly to Nashua, coastal New Hampshire, Lakes Region, western New Hampshire and the Conway region as well as hubs in the neighboring states of Maine, Massachusetts and Vermont.

Pursuing acquisitions of large water systems to expand into new geographic markets in the northeastern United States. An important and new element of our strategic plan is to seek to expand into new geographic markets in the northeastern United States by acquiring one or more large water systems. We expect to focus on systems that have sufficient scale to warrant establishing and maintaining a management presence in a new market. These systems will likely be significantly larger than the small and mid-size water systems that we are targeting nearby our existing service areas. We do not expect, however, that these larger systems will be substantially larger than Pennichuck. We believe there are a number such large water systems in the northeastern United States that are potentially attractive acquisition opportunities. We anticipate that this large water system segment within the U.S. water utility industry will continue to consolidate, as system owners, whether investor-owned utilities or municipalities, facing increasingly stringent regulation and the resulting increase in capital requirements, consider acquisitions by other companies. The pace at which acquisition opportunities will arise is, of course, unpredictable.

Water Utility Business

Overview. Three of our subsidiaries are water utilities engaged in the collection, storage, treatment, distribution and sale of potable water in southern and central New Hampshire, subject to the jurisdiction of the New Hampshire PUC:

•	Pennichuck Water Works, Inc. (“Pennichuck”), our principal subsidiary, was established in 1852 and services the City of Nashua, New Hampshire and 10 surrounding New Hampshire municipalities west of the Merrimack River with an estimated population of 110,000, almost 10% of the population of the State of New Hampshire.;

•	Pennichuck East Utility, Inc. (“Pennichuck East”) was organized in 1998 and serves 11 communities most of which are located in southern and central New Hampshire east of the Merrimack River; and

•	Pittsfield Aqueduct Company, Inc. (“Pittsfield”), which we acquired in 1998, serves customers in and around Pittsfield, New Hampshire.

The City of Nashua is engaged in ongoing efforts that began in 2002 to acquire through an eminent domain proceeding all or a significant portion of Pennichuck’s assets. The eminent domain proceeding and its effects on us are described elsewhere in this report. See “—Ongoing Eminent Domain Proceeding”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3.

Service Areas. Pennichuck is franchised by the New Hampshire PUC to distribute water in the City of Nashua, New Hampshire and in portions of the towns of Amherst, Bedford, Derry, Epping, Hollis, Merrimack, Milford, Plaistow and Salem, New Hampshire. Pennichuck’s transmission mains extend from Nashua into portions of the surrounding towns of Amherst, Hudson, Merrimack and Milford. We also own and operate three stand-alone systems in Milford. Its franchises in the remaining towns consist of stand-alone satellite water systems. Pennichuck has no competition in its core franchise area, other than from customers using their own wells. Pennichuck serves approximately 25,000 customers, and its 2004 revenues totaled $16.0 million.

Pennichuck East was organized in 1998 to acquire certain water utility assets from the Town of Hudson, New Hampshire following the Town’s acquisition of those assets from an investor-owned water utility which previously served Hudson and surrounding communities. Pennichuck East is franchised to distribute water in portions of the New Hampshire towns of Litchfield, Pelham, Windham, Londonderry, Derry, Plaistow, Sandown, Atkinson, Raymond, Bow and Hooksett, which are near the areas served by Pennichuck. Pennichuck East has no commercial competition in its core franchise area. The water utility assets owned by Pennichuck East consist principally of water transmission and distribution mains, hydrants, wells, pump stations and pumping equipment, water services and meters, easements and certain tracts of land. Pennichuck East serves approximately 4,600 customers and annual water revenues were approximately $3.1 million for calendar year 2004.

Pittsfield was acquired by the Company in 1998 and serves approximately 640 customers in and around Pittsfield, New Hampshire with annual water revenues of approximately $473,000 for calendar year 2004. Pittsfield has no competition in its franchise area.

In January 2005, we entered into an agreement to acquire three water systems in the Lakes Region and central part of New Hampshire: the Locke Lake water system in Barnstead, the Birch Hill water system in Conway and the Sunrise Estates water system in Middleton, New Hampshire. We expect that the newly acquired water systems will become part of our Pittsfield subsidiary. The acquisition, which is our largest since 1998, is subject to completion of our due diligence and the approval of the New Hampshire PUC. We expect the acquisition to close by the end of 2005.

Water Supply Facilities. Pennichuck’s principal properties are located in Nashua, New Hampshire, except for portions of our watershed or buffer land which are located in the neighboring towns of Amherst, Merrimack and Hollis, New Hampshire. In addition, Pennichuck owns four impounding dams which are situated on the Nashua and Merrimack border.

The primary source of potable water for our core Pennichuck system is the Pennichuck Brook, Holt Pond, Bowers Pond, Harris Pond and Supply Pond in the Nashua area that together can hold up to 500 million gallons of water. We supplement that source during the summer months by pumping water from the adjacent Merrimack River. Pennichuck can deliver up to 31.2 million gallons per day, or mgd, into the distribution system. By comparison, Pennichuck’s peak month, which occurred in June 1999, had an average daily demand for that month of 21.2 mgd.

We own a water treatment plant in Nashua that uses a combination of physical and chemical removal of suspended solids and sand and carbon filtration to treat the water that Pennichuck supplies. The plant has a rated capacity of 35.0 mgd. The plant’s capacity will not be affected by the upgrade described elsewhere in this prospectus.

We own a raw water intake and pumping facility located on the Merrimack River in Merrimack, New Hampshire. This supplemental water supply provides an additional source of water during summer periods and will provide a long-term supply for Pennichuck’s service area. A permit from the Army Corps of Engineers that has been extended through December 21, 2009 allows us to divert water from the Merrimack River. We may divert up to 30.0 mgd only when the river level is above 91.2 feet. When the river level is below 91.2 feet, Pennichuck may divert up to 20.0 mgd if a specified minimum flow is maintained and up to 12.0 mgd if flow falls below this minimum. Our existing pumping facility on the Merrimack River is capable of providing up to 16.2 mgd, and as part of our 2005 to 2008 capital expenditures program discussed elsewhere in this prospectus, we plan to install new pumps that will increase our pumping capacity to 21.0 mgd.

We also own approximately 672 acres of land located in Nashua and Merrimack, New Hampshire that are held for watershed and reservoir purposes.

We own 11 water storage reservoirs having a total storage capacity of 20.7 million gallons, six of which are located in Nashua, two in Amherst, one in Bedford, one in Derry and one in Hollis, New Hampshire.

We own a 900,000 gallon per day gravel-packed well located in Amherst, New Hampshire.

The sources of supply for Pennichuck East consist of purchased water from the Manchester Water Works, a well system owned by the Town of Hudson, in Litchfield, New Hampshire, and individual bedrock wells. Pennichuck East has entered into long-term water supply agreements to obtain water from the Manchester Water Works and Hudson. The terms of our Manchester supply contract are described elsewhere in this report. See Item 7. We have an agreement with Hudson, which expires in 2017, that allows us to pump up to 283,500 gallons per day from its wells at a cost equal to the variable cost of production or operation associated with the system as a whole or any of its components. Hudson will charge us a higher rate for water pumped in excess of the 283,500 gallons allowed per day.

Pittsfield’s sole source of supply is Berry Pond, which holds approximately 97.8 million gallons. Pittsfield owns the land surrounding Berry Pond, and it treats the water from this pond through a 0.5 mgd water filtration plant located in Pittsfield, New Hampshire.

Water Distribution Facilities. As of December 31, 2004, the distribution facilities of the Company’s regulated water companies consisted of, among other assets, the following:

	Pennichuck	Pennichuck East	Pittsfield
Transmission & distribution mains (in miles)	418	120	13
Service Connections	24,042	4,750	636
Hydrants	2,317	438	67

Capital Expenditures. The water utility business is capital intensive. We typically spend significant sums each year for additions to or replacement of property, plant and equipment. During the 2005 to 2008 period, our capital expenditures will be particularly large as we:

•	upgrade Pennichuck’s Nashua water treatment plant to meet the requirements of the Interim Enhanced Surface Water Treatment Rule discussed below and other upgrades intended to comply with current and projected water quality requirements and allow for operating redundancy,

•	undertake various water distribution, storage, supply, maintenance, rehabilitation and replacement projects, and

•	conduct a pilot project for a proposed radio-based meter reading system.

We estimate that our projected capital expenditures during the 2005 to 2008 period will total $54.3 million in current dollars. By comparison, for the four year period 2001 to 2004, our capital expenditures were $33.1 million.

Regulation

New Hampshire PUC. The Company’s water utilities are regulated by the New Hampshire PUC with respect to their water rates, financings and provision of service. New Hampshire law provides that utilities are entitled to charge rates which permit them to earn a reasonable return on the cost of the property employed in serving their customers, less accrued depreciation, contributed capital and deferred income taxes (“Rate Base”). The cost of capital permanently employed by a utility in its utility business marks the minimum rate of return which a utility is lawfully entitled to earn on its Rate Base. Capital expenditures associated with complying with federal and state water quality standards have historically been recognized and approved by the New Hampshire PUC for inclusion in our water rates, though there can be no assurance that the New Hampshire PUC will approve future rate relief in a timely or sufficient manner to cover our capital expenditures.

Pennichuck’s water rates that were in effect during 2004 were based on a March 2002 New Hampshire PUC order in which Pennichuck was granted an overall permanent rate relief of 14.43% based on an overall rate of return of 8.58% and an approved rate base of approximately $43.1 million. In March 2005, we reached settlement with the New Hampshire PUC staff on our requested rate relief for Pennichuck that we filed in May 2004. A hearing on the settlement is scheduled for April 5, and we expect that the New Hampshire PUC will issue a final written decision shortly thereafter. In September 2004, the New Hampshire PUC authorized an interim annualized increase of $1.3 million effective retroactively for service rendered on and after June 1, 2004. The settlement agreement, if approved by the New Hampshire PUC, will result in a final annualized rate relief of $1.7 million, also effective as of June 1, 2004. The settlement agreement did not stipulate the overall rate of return or the approved Rate Base.

Pennichuck East is authorized an overall rate of return of 8.37% on an approved rate base of approximately $7.5 million. Pennichuck East has not filed for rate relief since our 1998 acquisition of the utility. Pennichuck

East is planning to file a request for rate relief during the second quarter of 2005. We do not expect a final decision on the rate relief until early 2006.

Pittsfield is authorized to earn an overall rate of return of 8.42% on an approved rate base of approximately $1.6 million.

Under New Hampshire law, the Company may not be acquired unless and until there is a final, non-appealable order of the New Hampshire PUC approving the acquisition. The New Hampshire PUC may approve an acquisition only if it determines that the acquisition will not have an adverse effect on rates, terms, service or operation of the utilities and is lawful, proper and in the public interest.

Water Quality Regulation. The Company’s water utilities are subject to the water quality regulations issued by the United States Environmental Protection Agency (“EPA”) and the New Hampshire Department of Environmental Services (“DES”). The EPA is required to periodically set new maximum contaminant levels for certain chemicals as required by the federal Safe Drinking Water Act. The quality of the Company’s water utilities’ treated water currently meets or exceeds all current standards set by the EPA and the DES.

Pennichuck’s filtration plant in Nashua is impacted by the Interim Enhanced Surface Water Treatment Rule, which established a new turbidity standard of 0.3 Nephelometric Turbidity Units or NTU. Turbidity is a measure of sediment or foreign particles that are suspended in the water. Pennichuck has completed its evaluation of alternatives to meet the new turbidity standard, and we expect it will complete the design of the modifications required to its filtration plant by the end 2005.

The Merrimack River is nutrient-rich, which in the past, under certain environmental conditions, has caused algae formation in our holding ponds. As a result, we did not meet the monthly standards for turbidity in August 2001. Since then, we have been in compliance with the turbidity standards. We expect that various planned upgrades to our water treatment plant will allow us maintain compliance with the turbidity standards even if similar environmental conditions occur again in the future.

Three of Pennichuck’s small community water systems have wells that produce water with arsenic levels in excess of the new standard of 10 parts per billion. Pennichuck will be installing arsenic treatment systems at these locations in 2005. Pennichuck’s and Pennichuck East’s remaining community water systems have wells that produce water meeting the new arsenic standard.

Water Management Services

We complement our water utility business by providing non-regulated, water-related monitoring, maintenance, testing and compliance reporting services for water systems for various towns, businesses and residential communities primarily in southern and central New Hampshire. We conduct this business through our subsidiary Pennichuck Water Service Corporation (“Service Corporation”). The communities in which Service Corporation manages water systems are depicted on the map referenced on the inside front cover of this prospectus.

Service Corporation activities include providing contract operations and maintenance, water testing and billing services to municipalities and small, privately owned community water systems.

Municipalities. In 1998, Service Corporation entered into a long-term agreement with the Town of Hudson to provide operations and maintenance contract services to the Town with respect to the water utility assets the Town acquired from an investor-owned water utility. In September 2001, Service Corporation entered into a long- term agreement with the Town of Salisbury, Massachusetts to perform similar operations and maintenance services. During 2004, Service Corporation provided such services pursuant to 67 operating contracts.

Non-transient, non-community water systems. The DES has mandated water quality standards for non-transient, non-community water systems – defined as public facilities such as schools, apartment and office buildings accommodating more than 25 persons and served by a community well. There are an estimated 600 such systems in New Hampshire which will require the services of a certified water operator, such as Service Corporation, in order to meet the mandates of the DES. Accordingly, Service Corporation is actively pursuing new contracts under which it would serve as a certified water operator and provide various water-related monitoring, maintenance, testing and compliance reporting services for these systems in New Hampshire.

Competition. In marketing its services to municipalities, Service Corporation must address competition from incumbent service providers, including municipal employees, and a reluctance by municipalities to outsource water management to an investor-owned company. For contracts with nontransient, non-community water systems, Service Corporation competes primarily with engineering firms who design and build these systems.

Real Estate Development and Investment

Our subsidiary The Southwood Corporation (“Southwood”) is actively engaged in real estate planning, development and management of residential, commercial, industrial and retail properties. We originally organized Southwood to develop approximately 1,490 acres of land in Nashua and Merrimack, New Hampshire that Pennichuck formerly held for watershed protection. In 1983 Pennichuck transferred most of that land to Southwood and the balance to the Company. Since 1983, Southwood has sold and/or contributed to joint ventures over 30 land projects aggregating 1,019 acres, with gross proceeds of $26.5 million.

Undeveloped Land. Southwood and the Company collectively own several parcels of developable land in Nashua and Merrimack, New Hampshire, totalling approximately 580 acres. The portfolio is comprised of 12 separate parcels ranging in size from 10.5 acres to 102 acres. Three parcels, aggregating 92 acres, are located within the City of Nashua and the remaining 9 parcels, aggregating 490 acres, are located within Merrimack. The entire portfolio of land held for future development is classified under “current use” status, resulting in a tax assessment that is based on the property’s actual use and not its highest or best use.

During the next several years, Southwood expects to pursue the permitting and other land use approvals necessary to realize the value of the remaining 580 acres. It will undertake those efforts either alone or in concert with others. It may also reinvest the proceeds from the sale of one or more parcels in other income-producing real estate in order to defer the recognition of taxes.

Developed Land and Real Estate Investments. Of the land originally transferred from Pennichuck, Southwood contributed various parcels to four joint ventures to develop the Heron Cove Office Park a 3-building, 147,000 square foot, multi-tenant office project in Merrimack, New Hampshire. Southwood has a 50% ownership interest in each of those joint ventures, which are sometimes referred to in this prospectus as HECOP I-IV. HECOP I, II and III own commercial office buildings. HECOP IV owns a nearby 9.1 acre parcel that has been approved for the construction of commercial office space. The managing partner of the HECOP joint ventures is John P. Stabile II, a local developer with whom Southwood has participated in four residential joint ventures during the past 10 years.

Southwood’s investment in one or more joint ventures may be jeopardized if the debt financing secured by the properties of those joint ventures cannot be refinanced on acceptable terms. For example, Southwood has pledged its investment in two joint ventures to secure $3.0 million of mortgage indebtedness that matures in June 2007. Southwood’s investment in those joint ventures had a carrying value of $650,000 as of December 31, 2004.

The typical term of a lease for commercial office space in one of Southwood’s existing joint venture properties is between three and seven years. The combined vacancy rate for the Southwood joint venture projects was 12% as of March 1, 2005.

Since 1988, Southwood had been involved in the planning and development of Southwood Corporate Park, a 65-acre commercially zoned land parcel located in Nashua, New Hampshire. From 1988 through 2001, Southwood sold four lots totaling 25 acres in the Corporate Park. In January 2002, Southwood sold the remaining 40 acres to Winstanley Enterprises, Inc. (“Winstanley”), a regional real estate developer, under the terms of an option agreement between Southwood and Winstanley. Under that 1995 agreement, Winstanley paid to Southwood an option fee each year equal to the annual carrying costs associated with that land.

In January 2003, Southwood sold approximately 67 acres to Bowers Landing of Merrimack II, LLC. At the closing on January 15, 2003, Southwood received $260,000 in cash and a promissory note in the amount of $1,224,000. The note was scheduled to mature on October 16, 2005, but at the borrower’s election, was repaid in full on October 15, 2004.

On January 3, 2005, Southwood completed the sale of a 58 acre parcel of land that was first placed under contract in 2001. The purchase price was $570,000.

Financial Information About Industry Segments

Our business segment data for the latest three years is presented in “Note 12 – Business Segment Information” in the Notes to the Consolidated Financial Statements included in this prospectus.

Properties

We own a building in Nashua which serves as an operations center and storage facility for our construction and maintenance activities.

In April 2004, Pennichuck entered into a long-term lease arrangement with HECOP III for approximately 13,000 square feet of office space located in Merrimack, New Hampshire which serves as our headquarters. Southwood and John P. Stabile II each own a 50% interest in HECOP III.

Our properties used in our water utility business are described elsewhere in this prospectus. See “—Water Utility Business,” above.

Our properties used in our real estate business are primarily described elsewhere in this prospectus. See “—Real Estate Development and Investment,” above.

Southwood also has a 60% ownership in Westwood Park LLC, a consolidated joint venture formed in 1997 to develop a tract of land in northwest Nashua. In 2001 and 2002, Westwood sold three substantial parcels of land for an aggregate sales price of approximately $7.5 million. Westwood’s remaining holdings are comprised of two parcels of land aggregating approximately 52 acres, which were retained from such sales for potential use as a potable water wellfield and distribution site and are not likely usable for conventional development. There is no plan to sell either parcel.

Except as noted in “Note 3 – Debt” in the accompanying Notes to the Consolidated Financial Statements, there are no mortgages or encumbrances on our properties.

Employees

We employ 88 full-time employees and officers, nearly all of whom are Pennichuck employees. Of these, there are 48 management and clerical employees who are non-union. The remaining employees are members of the United Steelworkers Union. The current union contract, which was re-negotiated in February 2002, expires in February 2007. We believe that our employee relations are satisfactory.

Ongoing Eminent Domain Proceeding

Overview. The City of Nashua is engaged in ongoing efforts that began in 2002 to acquire all or a significant portion of Pennichuck’s assets through an eminent domain proceeding under New Hampshire Revised Statutes Annotated Chapter 38. Whether the City will ultimately be permitted to acquire our assets and, if so, the compensation that the City would have to pay us for those assets are highly uncertain and will likely involve protracted proceedings before the New Hampshire PUC. New Hampshire law does not require that our board of directors or shareholders ratify or approve any such forced sale of assets or the compensation that Pennichuck would receive if the City proceeds with the taking after approval by the New Hampshire PUC. We have vigorously opposed the City’s efforts to acquire our assets by eminent domain and intend to continue to do so. Our eminent domain-related expenses have been, and are expected to continue to be, significant.

Background. We entered into an agreement in April 2002 to be acquired in a merger with Aqua America Inc. (formerly known as Philadelphia Suburban Corporation). Our shareholders would have received, based upon the value of Aqua America shares at the time the merger was announced, 1.387 shares of Aqua America for each of our shares, representing a value per share of $33.00. In February 2003, before we submitted the merger to our shareholders, we and Aqua America agreed to abandon the proposed transaction because of actions taken by the City of Nashua to acquire our assets by eminent domain.

Nashua’s Initiation of Eminent Domain Proceedings. Nashua’s Mayor stated his opposition to our proposed merger with Aqua America almost immediately after we announced it. In November 2002, the Nashua Board of Aldermen adopted a formal resolution to hold a City-wide referendum to approve an eminent domain proceeding or other acquisition of all or a portion of Pennichuck’s water works system serving the residents of Nashua and others. In January 2003, Nashua residents approved that referendum.

In November 2003, the City of Nashua made a proposal to purchase all of our assets for a purchase price of $121 million. The offer was subject to various conditions, including the City’s completion of a municipal bond offering to fund the purchase price. The City claimed that its proposal exceeded by $15 million the approximate value that our shareholders would have received under the proposed Aqua America merger at the time that transaction was first announced. The City asserted that the difference would offset the corporate taxes that Pennichuck would incur in a sale of assets to the City. In December 2003, our board of directors unanimously rejected the City’s proposal. At that time, we publicly stated that our board had concluded that the City’s proposal was inadequate and not in the best interests of our shareholders, significantly underestimated the value of our assets and failed to recognize both the underlying value of our shares and the potential tax liabilities that would result from the proposed transaction. We also stated that we believed that the City’s proposal failed to make allowances for assuming our long-term debt and other liabilities, which at the time totaled approximately $27.2 million.

The City’s 2003 proposal is not necessarily indicative of the valuation that would be assigned to our assets by the New Hampshire PUC nor does is necessarily reflect a price that the City might be willing to pay for our assets at this time. The City’s proposal purported to cover all of our assets. The City has not renewed its 2003 proposal.

In March 2004, as part of the eminent domain process, the City filed a petition with the New Hampshire PUC seeking approval to acquire all of our water utility assets, whether or not related to our Nashua service area. The New Hampshire PUC ruled in January 2005 that the City could not use the eminent domain procedure to acquire any of the assets of Pennichuck East or Pittsfield, and that, with regard to the assets of Pennichuck, the question of which assets, if any, could be taken by the City was dependent on a determination to be made after a hearing as to what was in the public interest.

Issues to be Presented to the New Hampshire PUC. The New Hampshire PUC has not set a schedule for the eminent domain proceeding. We do not expect the New Hampshire PUC to rule definitively on the City’s petition before late 2006. Given the highly integrated nature of Pennichuck’s system and the significant interests of other communities in Pennichuck’s service area, we expect that the New Hampshire PUC will have to address a number of unprecedented issues related to Pennichuck’s assets and operations outside the City of Nashua. These issues could have an effect on any New Hampshire PUC determination regarding (i) whether a taking of Pennichuck’s assets by eminent domain would be in the public interest, including the portion of the Pennichuck assets that could be taken by eminent domain, and (ii) the amount of compensation that would have to be paid to Pennichuck if the City acquired any of its assets by eminent domain.

The January 2003 referendum approved by the voters of Nashua creates a statutory presumption that an eminent domain taking is in the interest of the residents of Nashua. We believe, however, that it may be possible for us to overcome that presumption and that under New Hampshire law the referendum is irrelevant to the issue of whether the City should be permitted to acquire any of Pennichuck’s assets that are not necessary to serve Nashua customers.

Uncertainty Regarding Compensation to Pennichuck. If the City were successful in acquiring any of Pennichuck’s assets in an eminent domain proceeding, it is highly uncertain what valuation methodologies would be used in determining the compensation the City would have to pay to Pennichuck in exchange for taking these assets by eminent domain. The total compensation awarded would comprise the value to be paid for the Pennichuck assets and the additional consequential damages, if any, caused by the severance of the plant and property proposed to be purchased from Pennichuck’s other plant and property. In addition, we believe that we would have a legal basis to seek compensation for the related harm to Pennichuck’s affiliated companies, including Service Corporation and our utility subsidiaries. There can be no assurance, however, that we will be successful in obtaining damages based upon the effect of a taking on our other utilities.

If the New Hampshire PUC determines that a taking of Pennichuck assets by the City is in the public interest, then we believe it is likely to consider five valuation methodologies in determining the compensation to be paid to Pennichuck for its assets:

•	current replacement cost less depreciation,

•	capitalized earnings (i.e., a discounted cash flow method),

•	comparable sales,

•	original cost less depreciation (sometimes referred to as net book value), and

•	cost of alternative facility capable of delivering utility service.

Although these five methodologies are not expressly required by statute, in cases involving the valuation of utility property for purposes of property tax assessments, New Hampshire courts have recognized that all of these approaches to valuation should be given consideration. However, there is no express requirement that the ultimate determination of value be based on any one or more of these methods, and the New Hampshire PUC may give weight to any one or more of them depending on the circumstances. Moreover, the New Hampshire PUC may decide to use different methodologies to value different asset categories. The choice of methodology may also depend on the scope of the assets to be taken.

Methodologies for determining the value of assets and the amount of damages suffered as a result of eminent domain takings by public utility commissions in other states may not be indicative of the methodologies that will be used by the New Hampshire PUC, because such determinations are dependent on the particular facts and circumstances of each case.

Right to Appeal. Pennichuck or the City would have the right to appeal directly to the New Hampshire Supreme Court any order issued by the New Hampshire PUC in the eminent domain proceeding. However, the Supreme Court would overturn an order by the New Hampshire PUC only if it is demonstrated that the New Hampshire PUC has made an error of law or, by a clear preponderance of the evidence, that a factual or policy determination by the New Hampshire PUC was contrary to law, unjust or unreasonable. The New Hampshire Supreme Court applies a presumption of reasonableness to factual determinations by the New Hampshire PUC.

Certain Tax Considerations. If the City of Nashua acquires for cash in an eminent domain proceeding any of Pennichuck’s assets, Pennichuck would be taxed as if it had willingly sold those assets to the City. Unless we are able to utilize a special nonrecognition provision discussed below, we would recognize gain for federal income tax purposes equal to the excess of the aggregate value Pennichuck receives for each asset less its adjusted cost basis in those assets. The aggregate adjusted tax basis of Pennichuck’s assets is significantly less than the aggregate adjusted book value of those assets as reflected in our Consolidated Financial Statements appearing elsewhere in this prospectus. The difference exists primarily because the rate at which we depreciate Pennichuck assets for federal income tax purposes is greater than the depreciation rate that we use for financial reporting purposes. Therefore, if the New Hampshire PUC were to value our assets using a methodology that results in a value equal to or greater than our adjusted book value, for example, the taxable gain that we would recognize from such sale would likely be material to us. If we then distributed the cash proceeds from such sale to our shareholders, another tax would be triggered at the shareholder level, with shareholders generally being taxed at a rate of 15% on the portion of the cash received.

It may be possible for Pennichuck to defer the recognition of gain on the deemed sale of the assets if within a certain time period it reinvests the amount received from the sale in property that is similar or related in service or use to the property acquired by the City of Nashua. The rules for replacing real property under these circumstances are less stringent than the rules for replacing personal property. To the extent that some of the assets subject to sale are determined under state and local law to be personal property and not real property, Pennichuck will be more limited in its options for locating suitable replacement property for these assets and, thus, less likely to defer any potential tax at the corporate level. There can be no assurance that Pennichuck would be successful in deferring a recognition of all or any of the taxable gain by reinvesting the proceeds in replacement property.

This description of certain tax consequences of an eminent domain taking by the City does not purport to constitute tax advice to any holder of our common stock. Each holder is urged to consult his, her or its own tax advisor as to the specific tax consequences of an eminent domain taking to the holder, including the application and effect of foreign, state and local income and other tax laws.

City May Not Proceed with Acquisition. In an eminent domain scenario, the City would not be bound to proceed with the acquisition until ratified by a vote of two-thirds of Nashua Board of Alderman. In addition, we expect that the City would need to incur debt financing to fund the purchase, depending on the size of the transaction. Consequently, even if the New Hampshire PUC authorizes the City to use eminent domain to acquire any or all of Pennichuck’s assets, there is no assurance that the City will proceed with the acquisition.

Our Opposition to Nashua’s Efforts. Our board of directors and shareholders would not have the right to approve a forced sale of Pennichuck assets to the City in an eminent domain proceeding or the amount of damages that the city would have to pay to us as a consequence of such a taking. We have vigorously opposed the City’s efforts to acquire any of Pennichuck’s assets by eminent domain and intend to continue to do so. We contend, among other things, that an eminent domain taking by the City would not be in the public interest, as required by New Hampshire law. Our eminent domain related-expenses have been and are expected to continue to be significant. Our expenses in 2004 were $1.2 million. We expect that the amount of our eminent domain-related expenses in 2005 will be comparable to the amount of those expenses in 2004.

Possible Regional Water District. The City of Nashua has entered into an agreement with certain other municipalities in southern and central New Hampshire to form the Merrimack Valley Regional Water District. If the City should acquire any of Pennichuck’s assets, then the City may elect to transfer such assets to the District. The District’s charter provides that prior to June 1, 2005, any municipality which contains any customers of or any part of our water supply, transmission, treatment and distribution systems or which itself is one of our customers is eligible for membership in the District. In addition to the City, the municipalities currently comprising the District are Amherst, Bedford, Litchfield, Londonderry, Pelham, Raymond and Pittsfield. The District has the authority under New Hampshire law to issue bonds to fund a transfer of assets from the City, but the District does not have authority to take assets by eminent domain. The City may contend that the District’s existence supports the City’s contention that a taking of Pennichuck’s assets by eminent domain would be in the public interest. We are unable to predict, however, what weight, if any, the New Hampshire PUC will give to the District’s existence in considering the merits of the City’s eminent domain petition.

Pittsfield Eminent Domain Actions. The Town of Pittsfield voted at its 2003 town meeting to acquire the assets of our Pittsfield subsidiary by eminent domain. In April 2003, the Town notified us in writing of the Town’s desire to acquire the assets. We responded that we did not wish to sell the assets. Thereafter, no further action was taken by the Town until March 2005, when the Town again voted to take the assets of our Pittsfield subsidiary and also to appropriate $60,000 for the eminent domain process. On March 22, 2005, we received a letter from the Town reiterating the Town’s desire to acquire the assets of our Pittsfield subsidiary. We have 60 days to formulate a response. We do not have a basis to evaluate whether the Town will actively pursue the acquisition of our Pittsfield assets by eminent domain.

RISK FACTORS

The City of Nashua’s use of the power of eminent domain to acquire a significant portion of our water utility assets creates uncertainty and may result in material, adverse consequences for us and our shareholders.

We are involved in ongoing proceedings with the City of Nashua regarding the City’s desire to acquire all or a significant portion of the water utility assets of Pennichuck, our principal subsidiary. The City is pursuing such acquisition pursuant to its power of eminent domain under New Hampshire law. Whether the City will ultimately be permitted to acquire our assets and, if so, the compensation that the City would have to pay us for those assets are highly uncertain and will likely involve protracted proceedings before the New Hampshire PUC. Our board of directors and shareholders would not have the right to approve a forced sale of Pennichuck assets to the city in an eminent domain proceeding or the amount of damages that the City would have to pay to us as a consequence of such a taking. If the New Hampshire PUC authorizes the City to use eminent domain to acquire any or all of Pennichuck’s assets, the City would not be bound to proceed with the acquisition, and could decide not to proceed.

Given the highly integrated nature of our businesses, a forced sale of a significant portion of our water related assets may result in increased costs and operating inefficiencies borne by our remaining assets. Additionally, Service Corporation’s ability to service its existing contracts, as well as pursue additional operating contracts, could be impaired. The existence of a pending eminent domain proceeding also could adversely affect Pennichuck’s future prospects and result in the loss of one or more key employees.

The City has stated publicly that it would consider retaining us to manage whatever water system assets the City may acquire from Pennichuck by eminent domain. The City has received expressions of interest from us and other prospective operators. We have not decided how aggressively, if at all, we would pursue the opportunity to manage those assets, and even if we chose to pursue the opportunity aggressively, there is no assurance that we would be the successful bidder.

Our vigorous opposition to the City of Nashua’s efforts to acquire our assets by eminent domain has had, and will likely continue to have, a material adverse effect on our operating results and has been, and will continue to be, a significant distraction to our management.

We have vigorously opposed the City of Nashua’s efforts to acquire our assets by eminent domain and intend to continue to do so. Our eminent domain related expenses have been, and are expected to continue to be, significant. These expenses in 2003 and 2004 were $235,000 and $1.2 million, respectively. We do not expect the New Hampshire PUC to rule on the matter before late 2006. A substantial portion of our President and Chief Executive Officer’s attention has been and will continue to be devoted to coordinating various aspects of our response to the City’s eminent domain initiative. In addition, we expect that from time to time in the future one or more other senior officers may need to participate significantly in various aspects of our response to the City’s eminent domain efforts. We cannot assure you that management’s attention to the City’s eminent domain initiative will not adversely affect their oversight of other aspects of our business.

Our water utility business requires significant capital expenditures, and the rates we charge our customers are subject to regulation. If we are unable to obtain government approval of our requests for rate relief, or if approved rate relief is untimely or inadequate to cover our investments, our operating results would suffer.

Our ability to maintain and meet our financial objectives is dependent upon the rates we charge our customers. These rates are subject to approval by the New Hampshire PUC. We file rate relief requests, from time to time, to recover our investments in utility plant and expenses. The water utility business is capital intensive. We typically spend significant sums each year for additions to or replacement of property, plant and equipment. Once we file a rate relief petition with the New Hampshire PUC, the ensuing administrative and hearing process may be lengthy and costly. The timing of our rate relief requests are therefore partially dependent upon the estimated cost of the administrative process in relation to the investments and expenses that we hope to recover through the rate relief to the extent approved. We can provide no assurances that any future rate relief request will be approved by the New Hampshire PUC; and, if approved, we cannot guarantee that this rate relief will be granted in a timely or sufficient manner to cover the investments and expenses for which we initially sought the rate relief.

The relatively large magnitude of the future rate relief that we expect to request in order to earn a return on our projected 2005 to 2008 capital expenditures may adversely affect our ability to obtain timely and adequate rate relief and therefore could adversely affect our ability to service the debt that we expect to incur to finance such projects.

During the 2005 to 2008 period, our capital expenditures will be particularly large as we upgrade our water treatment plant to meet more stringent federally mandated water quality standards, undertake various water distribution, storage, supply, maintenance, rehabilitation and replacement projects and conduct a pilot project for a proposed radio-based meter reading system. Our estimated capital expenditures for our water utilities during the 2005 to 2008 period are expected to total $54.3 million in current dollars. By comparison, for the four year period 2001 to 2004, our capital expenditures were $33.1 million.

Given the relatively large magnitude of our construction program, we expect that our future rate relief requests will be significant. We intend to submit one or more requests for rate relief as significant components of our capital projects are placed into service. There can be no assurance that the New Hampshire PUC will approve future rate relief in a timely or sufficient manner to cover our investments and expenses during the 2005 to 2008 period. Our ability to service the debt that we expect to incur to finance our 2005 to 2008 construction program would be adversely affected if we were unable to obtain timely and adequate rate relief relating to the capital expenditures incurred during that program.

Our ability to undertake our 2005 to 2008 capital expenditure program depends greatly on our ongoing ability to obtain external financing. If we are unable to obtain such financing on reasonable terms, so that we are unable to complete all of our capital improvements on a timely basis, our operating results could be adversely affected.

We estimate that approximately 25% to 30% of our projected capital expenditures during the 2005 to 2008 period will be financed from cash flow from our operations (after payment of dividends on common stock). We intend to fund the balance primarily by obtaining debt financing from external sources, including $50.0 million from the proposed sale of tax-exempt bonds. Some of our external financing may be obtained through subsequent equity offerings. Our ability to secure external debt financing at reasonable costs and terms depends primarily on our ability to maintain continuing access to credit under our revolving credit facility and our access to long-term debt markets. Our revolving credit facility, which we recently increased to $16.0 million, will expire on December 31, 2007. Borrowings under the facility are subject to various terms and conditions, including covenants restricting borrowing if certain specified credit ratios are not attained.

Access to long-term debt at reasonable costs and terms requires that we maintain our credit ratios at levels consistent with comparable investment grade borrowers, as well as at levels consistent with the issuance covenants contained in our existing loan agreements. Should we be unable to access long-term debt at reasonable costs and terms, our ability to finance our 2005 to 2008 capital expenditures on a timely basis could be materially impaired. In such an event, we may need to seek other forms of capital at less favorable costs and terms or defer or reduce some of our capital expenditures. Any delay in implementing capital improvements could adversely affect our ability to request and receive rate relief from the New Hampshire PUC relating to capital expenditures incurred by us.

If we are unable to pay the principal and interest on our indebtedness as it comes due or we default under certain other provisions of our loan documents, our indebtedness could be accelerated and our operating results, financial condition and cash flows could be adversely affected.

Our ability to pay the principal and interest on our indebtedness as it comes due will depend upon our current and future performance. Our performance is affected by many factors, some of which are beyond our control. We believe that our cash flow from operations and, if necessary, borrowings under our existing credit facility, will be sufficient to enable us to make our debt payments as they become due. If, however, we do not generate sufficient cash, we may be required to refinance our obligations or sell additional equity, which may be on terms that are not favorable to us. No assurance can be given that any refinancing or sale of equity will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our failure to comply with certain provisions contained in our trust indentures and loan agreements relating to our outstanding indebtedness could lead to a default under these documents, which could result in an acceleration of our indebtedness.

We expect that all or substantially all of our then outstanding indebtedness would be accelerated if the City of Nashua were to acquire a significant portion of our assets; such acceleration could adversely affect our financial condition, operating results and cash flows.

Our $16.0 million revolving credit facility that we recently entered into with Bank of America provides that any indebtedness outstanding under the facility would be due upon the City of Nashua acquiring all or a material portion of Pennichuck’s assets in an eminent domain proceeding. We expect that all future debt arrangements, including those that will be incurred to fund our 2005 to 2008 capital expenditure program, will provide expressly or in effect that there would be an acceleration of our indebtedness if the City acquires all or a significant portion of our assets, whether in an eminent domain proceeding or otherwise. Such an acceleration could adversely affect our financial condition and operating results if we are unable to repay such indebtedness at that time or to refinance the indebtedness on equally favorable terms and conditions.

If we are unable to manage the construction phases of our 2005 to 2008 capital expenditure program successfully, so that we are unable to complete the upgrade of our water treatment plant on a timely basis, our operating results could be adversely affected and the total amount of capital expenditures may exceed our projected capital resources.

Our significant projected capital expenditures for the 2005 to 2008 period result primarily from our need to upgrade our water treatment plant to meet federally mandated standards. The water treatment plant project will be constructed in stages. We expect that the initial stage will begin in the second half of 2005 and the project will be completed in 2008. The cost of the entire water treatment plant project is currently estimated at approximately $32 million. The following are principal risks that we believe are associated with our water treatment plant construction project:

•	The price of steel, which is a significant portion of the overall cost of the water treatment plant project, may increase substantially from our current estimates, which risk we expect to bear under the terms of the construction contracts.

•	There may be cost overruns resulting from change orders or other factors not linked to the price of steel that we may have to bear under the terms of the construction contracts.

•	One or more significant contractors or subcontractors may encounter financial difficulties and be unable to complete their obligations under the construction contracts on a timely basis or at all.

•	Capital investment cannot be included in rate relief until the project is in service. Therefore, the timing of rate relief will be adversely affected if construction problems or other factors delay the operation of new plant components.

If we are unable to successfully manage the construction phases of our 2005 to 2008 capital expenditure program, so that we are unable to complete the upgrade of our water treatment plant on time to comply with federal standards, our operating results could be adversely affected, and the total amount of capital expenditures during the period may exceed our projected capital resources. If mismanagement is determined to have resulted in cost overruns, then the New Hampshire PUC may not allow recovery for all of the costs associated with the project.

We have restrictions on our ability to pay dividends. There can also be no assurance that we will continue to pay dividends in the future or, if dividends are paid, that they will be in amounts similar to past dividends.

The terms of our debt instruments impose conditions on our ability to pay dividends. Our earnings, financial condition, capital requirements, applicable regulations and other factors, including the timeliness and adequacy of rate relief, will determine both our ability to pay dividends on our common stock and the amount of those dividends. We have paid dividends on our common stock each year since 1856, but there can be no assurance that we will continue to pay dividends in the future or, if dividends are paid, that they will be in amounts similar to dividends that we have paid in recent periods.

The loss of a significant commercial or industrial customer can and has adversely affected our operating results and cash flows.

Our revenues will decrease, and such decrease may be material, if a significant commercial or industrial customer terminates or materially reduces its use of our water. Approximately $4.5 million, or 23.5%, of our 2004 water utility revenues was derived from commercial and industrial customers. We recently lost an industrial customer that accounted for $156,000 of revenues in 2004 when its plant in our service area ceased operations. Our largest customer is an Anheuser Busch (“AB”) bottling plant located in Merrimack, New Hampshire. We recently renewed a contract with AB providing for a supply of up to 3.0 million gallons per day for a term of ten years. We estimate that our 2005 revenues from AB will be $850,000. If AB or any other large commercial or industrial customer reduces or ceases its consumption of our water, we may seek New Hampshire PUC approval to increase the rates of our remaining customers to recover any lost revenues. There can be no assurance, however, that the New Hampshire PUC would approve such a rate relief request, and even if it did approve such a request, it would not apply retroactively to the date of the reduction in consumption. The delay between such date and the effective date of the rate relief may be significant and adversely affect our operating results and cash flows.

We are subject to federal, state and local regulation that may impose significant limitations and restrictions on the way we do business.

Various federal, state and local authorities regulate many aspects of our business. Among the most important of these regulations are those relating to the quality of water we supply our customers. These laws require us to obtain various environmental permits from environmental regulatory agencies for our operations and to perform water quality tests that are monitored by the U.S. Environmental Protection Agency, or EPA, and the New Hampshire Department of Environmental Services, or DES, for the detection of certain chemicals and compounds in our water. We could be fined or otherwise sanctioned by regulators for non-compliance with these laws, regulations and permits. In addition, government authorities continually review these regulations, particularly the drinking water quality regulations and may propose new or more restrictive requirements in the future. If new or more restrictive limitations on permissible levels of substances and contaminants in our water are imposed, we may not be able to adequately predict the costs necessary to meet regulatory standards. If we are unable to recover the cost of implementing new water treatment procedures in response to more restrictive water quality regulations through the rates we charge our customers, or if we fail to comply with such regulations, it could have a material adverse effect on our financial condition and operating results.

An important element of our growth strategy is the acquisition of water systems. Any pending or future acquisitions we decide to undertake will involve risks.

The acquisition and integration of water systems is an important element in our growth strategy. This strategy depends on identifying suitable acquisition opportunities and reaching mutually agreeable terms with acquisition candidates. The negotiation of potential acquisitions as well as the integration of acquired businesses could require us to incur significant costs and resources. Further, acquisitions may result in dilution for the owners of our common stock, our incurrence of debt and contingent liabilities and fluctuations in quarterly results. In addition, the businesses and other assets we acquire may not achieve the financial results that we expected.

The current concentration of our business in southern and central New Hampshire makes us susceptible to any adverse development in local regulatory, economic, demographic, competitive and weather conditions.

Our core service area, which accounted for 62% of our 2004 consolidated revenues, comprises Pennichuck’s franchise in the City of Nashua, New Hampshire and portions of the surrounding towns of Amherst, Hollis and Merrimack. Our revenues and operating results are therefore subject to local regulatory, economic, demographic, competitive and weather conditions in that area. A change in any of these conditions could make it more costly or difficult for us to conduct our business. In addition, any such change would have a disproportionate effect on us, compared to water utility companies that do not have such a geographic concentration.

Weather conditions and overuse may interfere with our sources of water, demand for water services and our ability to supply water to our customers.

We depend primarily on surface water from the Pennichuck Brook and, to a lesser extent, the Merrimack River in Nashua, New Hampshire to meet the present and future demands of our customers. Unexpected conditions may interfere with our water supply sources. Drought and overuse may limit the availability of surface water. These factors might adversely affect our ability to supply water in sufficient quantities to our customers and our revenues and operating results may be adversely affected. Additionally, cool and wet weather, as well as drought restrictions and our customers’ conservation efforts, may reduce consumption demands, also adversely affecting our revenues and operating results. Furthermore, freezing weather may also contribute to water transmission interruptions caused by pipe and main breakage. If we experience an interruption in our water supply, it could have a material adverse effect on our operating results, financial condition and cash flows.

Contamination of our water supply may cause disruption in our services and adversely affect our operating results, financial condition and cash flows.

Our water supply is subject to contamination from the migration of naturally occurring substances in groundwater and surface systems and pollution resulting from man-made sources. In the event that our water supply is contaminated, we may have to interrupt the use of that water supply until we are able to substitute the flow of water from an uncontaminated water source through our interconnected transmission and distribution facilities. In addition, we may incur significant costs in order to treat the contaminated source through expansion of our current treatment facilities or development of new treatment methods. Our inability to substitute water supply from an uncontaminated water source, or to adequately treat the contaminated water source in a cost-effective or timely manner, may have an adverse effect on our operating results, financial condition and cash flows.

The necessity for increased security has and may continue to result in increased operating costs.

In the wake of the September 11, 2001 terrorist attacks and the ensuing attention to threats to the nation’s health and security, we have expended resources to increase security measures at our facilities and heighten employee awareness of threats to our water supply. We have also incurred expenses to tighten our security measures regarding the delivery and handling of certain chemicals used in our business. We will continue to bear increased costs for security precautions to protect our facilities, operations and supplies. We are not aware of any specific threats to our facilities, operations or supplies. However, it is possible that we would not be in a position to control the outcome of such events should they occur.

Damage to, or an upgrade of, any of our dams may adversely affect our financial condition, revenues, operating results and cash flows.

Pennichuck owns eight dams, including four impounding dams which are situated on the Nashua and Merrimack border. A failure of any of those dams could result in injuries and property damage downstream for which we may be liable and which may adversely affect our financial condition, revenues and operating results. The failure of a dam would also adversely affect our ability to supply water in sufficient quantities to our customers and could adversely affect our financial condition, revenues, operating results and cash flows.

We also are required from time to time to repair or upgrade the dams that we own. The cost of such repairs can be and has been material. In 2004, we incurred approximately $1 million to upgrade the spillways and earthen embankments of our Supply and Harris Pond dams.

In January 2004, the New Hampshire DES issued a letter to Pennichuck setting forth certain deficiencies with regard to the Merrimack Village dam. Pennichuck has obtained a 24-month extension of the time in which to complete the necessary repairs, and is considering whether to sell, demolish or repair the dam. If the dam is not sold, Pennichuck expects to bring the dam into compliance during 2006. We have not yet obtained an estimate of the cost that would be necessary to bring the Merrimack Village dam into compliance.

The success of all aspects of our regulated and unregulated businesses depends significantly on the services of the members of our senior management team, and the departure of any of those persons could cause our operating results to suffer.

Our success depends significantly on the continued individual and collective contributions of our senior management team. If we lose the services of any member of our senior management or are unable to hire and retain experienced management personnel, it could harm our operating results.

Our water management subsidiary’s revenue growth depends on our ability to enter into new operating contracts and maintain our existing contracts with municipalities, communities and non-transient, non-community water systems.

In our target market of southern and central New Hampshire and nearby portions of Maine, Massachusetts and Vermont, municipalities and communities own and operate the majority of water systems. A significant portion of Service Corporation’s marketing and sales efforts is spent demonstrating the benefits of contract operations to elected officials and municipal authorities. Employee unions and certain “public interest” groups generally oppose the principle of outsourcing these services to companies like us and are active opponents in this process. The political environment means that decisions are made based on many factors, not just economic factors. There can be no assurance that we can maintain or expand our water management business.

Our water management subsidiary’s business depends on trained, qualified employees.

State regulations set the staff training, experience and staff qualification standards required for Service Corporation’s employees to operate specific water facilities. We must recruit, retain and develop qualified employees, maintain training programs and support employee advancement. We must provide the proper management and operational staff of state-certified and qualified employees to support the operation of water facilities. Failure to do so could put us at risk, among other things, for operational errors at the facilities, which would have an adverse effect on our water management business.

Our water management subsidiary’s business is subject to environmental and water quality risks.

Clients of Service Corporation are owners of the facilities that we operate under contract. The facilities must be operated in accordance with various federal and state water quality standards. We also handle certain hazardous materials at these facilities, for example, sodium hydroxide. Any failure of our operation of the facilities, including noncompliance with water quality standards, hazardous material leaks and spills, and similar events, could expose us to environmental liabilities, claims and litigation costs. We cannot assure you that we will successfully manage these issues, and failure to do so could have a material adverse effect on our future results of operations.

Our real estate development activities and investments through Southwood present risks different than those related to our core water utility and water management businesses.

Our Southwood subsidiary and the Company collectively own several parcels of developable land in Nashua and Merrimack, New Hampshire, comprising approximately 580 acres. During the next several years, we expect to pursue the permitting and other land use approvals necessary to realize some or all of the value of those parcels. We will undertake those efforts either alone or in concert with others. In addition, Southwood has a 50% ownership interest in three separate joint ventures owning commercial office buildings located in Merrimack, New Hampshire and a 50% interest in another nearby parcel of land that is approved for the construction of commercial office space.

Southwood’s activities and investments present risks different than those related to our core water utility and water management businesses. We believe that the principal risks of Southwood are the following:

•	The value we realize for our undeveloped land will depend primarily on whether development permits and other land use approvals can be obtained in a timely, cost-effective manner. The process of obtaining such permits and approvals is inherently uncertain, lengthy and expensive.

•	The value of our undeveloped land will also be affected by fluctuations in interest rates, construction costs and economic conditions prevailing in the Nashua/Merrimack area and the supply of investment capital for commercial real estate and related assets.

•	A change in economic or other conditions may make certain development projects less viable, and we may decide to abandon or delay such projects. Our future operating results may be adversely affected by write-offs of costs that have been capitalized in connection with potential development projects that we subsequently determine not to pursue.

•	We account for Southwood’s investment in the four current joint ventures using the equity method of accounting, meaning that we recognize on a current basis 50% of each joint venture’s operating results. Those results reflect ongoing carrying costs such as maintenance and property taxes.

•	From time to time a Southwood joint venture may need to make significant capital improvements to its property in order to remain competitive. Such additional investment could adversely affect our return on a project.

•	Any expiration, default or termination of a lease may adversely affect Southwood’s revenues. A reduction in demand for the joint venture properties may cause us to continue to incur operating costs without offsetting income.

•	The combined vacancy rate for the Southwood joint venture projects was 12% as of March 1, 2005. Commercial building occupancies and rental rates typically decline in an economic downturn. Southwood’s share of the net operating income (or loss, if any) from leases associated with those buildings could be adversely impacted by a downturn in the local economy and commercial real estate market.

•	Southwood’s investment in one or more joint ventures may be jeopardized if the debt financing secured by the properties of those joint ventures cannot be refinanced on acceptable terms.

•	The disposition of a single significant Southwood investment can affect our financial performance in any period, and therefore our real estate investment activities could increase (and have historically increased) fluctuations in our operating results and cash flow.

Item 2.	PROPERTIES

Office Buildings

The Company owns a building in Nashua which serves as an operations center and storage facility for its construction and maintenance activities. Except as noted in “Note 3- Debt” in the accompanying Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K Report, there are no mortgages or encumbrances on our properties.

Water Supply Facilities

Pennichuck’s principal properties are located in Nashua, New Hampshire, with the exception of several source-of-supply land tracts which are located in the neighboring towns of Amherst, Merrimack and Hollis, New Hampshire. In addition, Pennichuck owns four impounding dams which are situated on the Nashua and Merrimack border.

The location and general character of Pennichuck’s principal plant and other materially important physical properties are as follows:

1. Holt Pond, Bowers Pond, Harris Pond and Supply Pond and related impounding dams comprise the chief source of water supply in Nashua, New Hampshire.

2. An Infilco Degremont treatment plant using physical chemical removal of suspended solids and sand and carbon filtration with a rated capacity of 35 mgd, located in Nashua, New Hampshire.

3. A raw water intake and pumping facility located on the Merrimack River in Merrimack, New Hampshire. Pennichuck has a permit from the Army Corps of Engineers to withdraw up to 30 mgd of water from the Merrimack River at this intake. The existing pumps are capable of providing up to 16.2 mgd. This supplemental water supply provides an additional source of water during dry summer periods and will provide a long-term supply for Pennichuck’s service area.

4. Approximately 672 acres of land located in Nashua and Merrimack which are owned and held for watershed and reservoir purposes.

5. Eleven water storage reservoirs having a total storage capacity of 20.7 million gallons, six of which are located in Nashua, two in Amherst, one in Bedford, one in Derry and one in Hollis, New Hampshire.

6. A 900,000 gallon per day gravel-packed well located in Amherst, New Hampshire.

The sources of supply for Pennichuck East consist of a well system, owned by the Town of Hudson, in Litchfield, New Hampshire, purchased water from the Manchester Water Works or individual bedrock wells. Pennichuck East has entered into long-term water supply agreements to obtain water from Hudson and Manchester Water Works.

The Pittsfield Aqueduct Company owns the land surrounding Berry Pond and it treats the water from this Pond through a .5 mgd water filtration plant located in Pittsfield, New Hampshire. Berry Pond serves as the sole source of supply for Pittsfield.

Water Distribution Facilities

The distribution facilities of the Company’s regulated water companies consist of, among other assets, the following:

	Pennichuck	Pennichuck East	Pittsfield
Transmission & distribution mains (in miles)	418	120	13
Services	24,042	4,750	636
Hydrants	2,317	438	67

Land Held for Future Development

At December 31, 2004, the remaining portfolio of land held for future development aggregated approximately 580 acres. Title to these properties are held in the name of either Pennichuck Corporation or Southwood Corporation, and are managed by Southwood. The portfolio is comprised of 12 separate parcels ranging in size from 10.5 acres to 102 acres. Three parcels, aggregating 92 acres, are located within the municipality of Nashua, New Hampshire, and the remaining 9 parcels, aggregating 490 acres, are located within the municipality of Merrimack, New Hampshire.

The entire portfolio of land held for future development is classified under “current use” status, resulting in an assessment that is based on the property’s actual use and not its highest or best use.

Item 3.	LEGAL PROCEEDINGS

Municipalization Efforts

On March 25, 2004, the City filed a petition with the New Hampshire Public Utilities Commission (the “NHPUC”) under the New Hampshire utility municipalization statute, NHRSA Ch. 38, seeking to take by eminent domain all of the utility assets of the Company‘s three utility subsidiaries. Under NHRSA Ch. 38, if the NHPUC makes a finding that it is in the public interest to do so, a municipality may take the assets of a utility providing service in that municipality. The NHPUC is also charged with determining the amount of compensation for the assets that it finds it is in the public interest for the municipality to take. On January 21, 2005, the NHPUC issued an order ruling, among other things, that (1) the City does not have the legal authority to pursue a taking of the assets of the two Pennichuck utility subsidiaries that provide no service in Nashua, Pennichuck East Utility, Inc. or Pittsfield Aqueduct Company, Inc. and (2) the City does have the legal authority to pursue a potential taking of all of the assets of Pennichuck Water Works, Inc., subject to a determination by the NHPUC as to what portion of those assets, if any, it is in the public interest for Nashua to take.

Pursuant to an order issued by the NHPUC on October 1, 2004, the City filed written testimony on November 22, 2004 supporting its position that the proposed taking is in the public interest. The Commission has indicated that it will set a procedural schedule for the remainder of the case after the parties have submitted written statements of their positions regarding the sequencing of events in the case and have met to discuss procedural issues.

If the City is successful in obtaining a determination by the NHPUC that it should be allowed to take some or all of Pennichuck’s assets, the City is not required under NHRSA Ch. 38 to complete the taking and could ultimately choose not to proceed with the purchase of the assets. The Company cannot predict the ultimate outcome of these matters. It is possible that, if the acquisition efforts of the City are successful, the financial position of the Company would be materially impacted.

Prior to the City’s filing of its eminent domain case at the NHPUC, the Company filed a Petition for Declaratory Judgment in New Hampshire Superior Court seeking a determination that the City had waited too long to seek condemnation authority from the NHPUC after obtaining a public vote on November 26, 2002 regarding municipalization of water utility assets as well as a determination that NHRSA Ch. 38 was unconstitutional on a number of grounds and, later, that the NHPUC proceeding ultimately filed by the City exceeded the scope of the assets that were properly the subject of an attempted taking by the City under NHRSA Ch. 38. On September 1, 2004, the Superior Court ruled adversely to the Company on a number of these issues, deferred to the NHPUC with regard to the issue relating to the scope of the assets that the City could seek to acquire, and determined that one of the constitutional claims raised by the Company should be addressed only after the proceeding at the NHPUC had concluded. On October 22, 2004, the Company filed an appeal with the New Hampshire Supreme Court on a number of its claims. Briefs have been filed with the court, and the parties are awaiting the scheduling of oral arguments.

In addition to its efforts to obtain declaratory relief, the Company also brought suit against the City in New Hampshire Superior Court to obtain monetary damages that the Company believes resulted from the City’s efforts to acquire some or all of the assets of the Company. The City removed the case to United States District Court for the District of New Hampshire and then sought to have the case dismissed in its entirety. On September 13, 2004, the District Court dismissed the Company’s federal law claims without prejudice on the basis that the Company had not yet exhausted its available state law remedies and remanded the case to New Hampshire Superior Court for consideration of the Company’s state law claims. On December 1, 2004, the Superior Court dismissed the remainder of the case without prejudice on the basis that the claim for damages was premature and giving the Company the right to refile the case at a later date depending on the outcome of the proceeding before the NHPUC.

Please see Item 1 for a discussion of the background of the proceeding, the issues and uncertainties associated with the proceeding, and the possible outcomes of the proceeding.

Regulatory Investigation

Overview. The Company and Maurice L. Arel, the Company’s former President and Chief Executive Officer, were the subject of parallel investigations by the New Hampshire Bureau of Securities Regulation (the “Bureau”) and the U.S. Securities and Exchange Commission (the “SEC”) that began in late 2002 and early 2003, respectively. Effective December 16, 2004, the Bureau and the SEC entered into settlements with the Company and Mr. Arel regarding matters related to those investigations.

The settlement with the Company was effected through (1) a Consent Order issued by the Bureau (the “New Hampshire Order”) and (2) an SEC Order Instituting Cease-and-Desist Proceedings, Making Findings, and Imposing a Cease-and-Desist Order Pursuant to Section 21C of the Securities Exchange Act of 1934 (the “SEC Order”). The allegations in the Orders relate primarily to the Company’s public disclosures regarding various transactions involving joint ventures formed by the Company’s Southwood subsidiary (the “Southwood Joint Ventures”). The Southwood Joint Ventures were organized to commercialize land that had long been held by Pennichuck. The Bureau and the SEC simultaneously entered into separate settlement agreements with Mr. Arel. The Company and Mr. Arel neither admitted nor denied any of the factual or legal allegations contained in their respective settlement documents.

Scope of the Orders. The New Hampshire Order directs the Company to refrain from any violation of the relevant provisions of New Hampshire law, including:

•	RSA 421-B:3, which makes it unlawful for any person, in connection with the offer, sale, or purchase of any security, to make any untrue statement of a material fact or to omit to state a material fact necessary in order to make the statements made, in the light of the circumstances under which they are made, not misleading, or to engage in any act, practice, or course of business which operates or would operate as a fraud or deceit upon any person, and

•

RSA 421-B:19, which makes it unlawful for any person to make or cause to be made a statement in any document filed with the Bureau or in any proceeding brought by the Bureau that is, at the time and in the light of the circumstances under which such statement is made, false or misleading in any material respect or, in connection with such statement, to omit to state a material fact necessary in order to make the statement made, in the light of the circumstances under which it was made, not misleading.

The SEC Order directs the Company to cease and desist from committing or causing any future violation of the relevant federal securities laws, including:

•	Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and SEC Rule 10b-5, which prohibit the making of material misrepresentations or omissions with scienter in connection with the purchase or sale of any security,

•	Section l4(a) of the Exchange Act and SEC Rule 14a-9, which make it unlawful to solicit proxies by means of any proxy statement which, at the time and in the light of the circumstances under which it is made, is false or misleading with respect to any material fact, or which omits to state any material fact necessary in order to make the statements therein not false or misleading, and

•	Section 13(a) of the Exchange Act, which requires issuers of securities registered with the SEC to file periodic reports with the SEC containing information prescribed by specific SEC rules, and SEC Rule 12b-20, which requires, in addition to information required by SEC rules to be included in periodic reports, such further material information in those periodic reports as may be necessary to make the required statements not misleading.

No monetary sanctions were imposed under the SEC Order in recognition that monetary sanctions were imposed under the New Hampshire Order.

Payments required by New Hampshire Order. The Company and Mr. Arel were jointly and severally required to pay to the State of New Hampshire an administrative fine of $50,000 and investigation costs of $60,000. Mr. Arel made both payments under the terms of a settlement between him and the Company.

Shareholders of the Company as of March 31, 2003 were entitled to receive a payment totaling $280,000 under the terms of the New Hampshire Order. The payment was made as of March 1, 2005. The Company and Mr. Arel have agreed that Mr. Arel shall be financially responsible for $160,000 of that amount and the Company shall be responsible for $120,000. In accordance with the terms of the New Hampshire Order, neither Mr. Arel nor any director of the Company who was a shareholder as of March 31, 2003 received a portion of the shareholder payment.

Other Proceedings

The Company and its subsidiaries are not otherwise involved in any material litigation or other proceedings which, in management’s opinion, would have an adverse effect on the business, the consolidated financial condition or the operating results or cash flows of the Company and its subsidiaries.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this Report, no matters were submitted to a vote of security holders.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq National Market and trades under the symbol “PNNW.” On March 24, 2005, there were approximately 635 holders of record of the 2,415,147 shares of our common stock outstanding. The closing price per share of our common stock on March 30 was $26.05. The following table sets forth the comparative market prices per share of our common stock based on the high and low closing sales prices as reported on the Nasdaq National Market during the applicable periods and the dividends declared by the Company during those periods.

Period	High	Low	Dividends Declared
2004:
Fourth Quarter	$27.50	$23.98	$.215
Third Quarter	27.00	24.10	.215
Second Quarter	28.75	24.85	.215
First Quarter	29.78	27.89	.215

2003:
Fourth Quarter	$35.00	$22.44	$.215
Third Quarter	26.95	23.50	.215
Second Quarter	25.82	21.35	.215
First Quarter	28.81	20.24	.195

We expect to continue to pay comparable cash dividends in the future, subject to the terms of our debt agreements. Certain bond and note agreements involving our Pennichuck subsidiary, require, among other things, restrictions on the payment or declaration of dividends by Pennichuck to us. Under Pennichuck’s most restrictive covenant, approximately $5.9 million of its retained earnings was unrestricted for payment or declaration of common dividends to us at December 31, 2004. See Note 3 of the accompanying Notes to Consolidated Financial Statements for further discussion regarding this and other debt covenants.

Item 6.	SELECTED FINANCIAL DATA

We have derived the selected historical financial data as of and for each of the years ended December 31, 2004, 2003 and 2002, from our audited financial statements and related notes. You should read the information below in conjunction with our historical financial statements and related notes and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in this report, which is incorporated by reference herein. Stock information has been adjusted to reflect the four-for-three stock split effected December 3, 2001.

	For the Year Ended December 31,
	2004	2003	2002		2001	2000
	(In thousands, except share and per share data)
Income Statement:
Operating revenues
Water utility operations	$19,601	$18,680	$18,830		$17,412	$15,964
Water management services	1,932	1,702	1,459		958	662
Real estate operations	1,437	949	3,088		4,156	6,989
Other	55	57	45		228	57

Total operating revenues	23,025	21,388	23,422		22,754	23,672
Operating expenses
Water utility operations	15,130	14,567	12,785		12,409	11,614
Water management services	1,369	1,522	1,239		881	485
Real estate operations	282	104	1,750		912	2,357

Total operating expenses	16,781	16,193	15,774		14,202	14,456

Operating income	6,244	5,195	7,648		8,552	9,216
Eminent domain expenses	(1,202)	(235)	—		—	—
Merger and other expenses	(162)	(879)	(1,946)		—	—
Other income	31	56	65		221	183
Interest expense	(1,952)	(1,969)	(1,978)		(1,981)	(1,991)

Income before income taxes	2,959	2,168	3,789		6,792	7,408
Provision for income taxes	1,140	888	1,450		2,657	2,870
Minority interest	1	(33)	2		(523)	(855)

Net income	$1,820	$1,247	$2,341		$3,612	$3,683

Earnings per common share (diluted)	$0.76	$0.52	$0.97	(1)	$1.52 (1)	$1.56 (1)

Weighted average shares outstanding (diluted)	2,409,324	2,398,198	2,411,781		2,400,088	2,369,272
Cash dividends declared per common share	$0.86	$0.84	$0.81	(2)	$0.76	$0.73

	As of December 31,
	2004	2003	2002		2001	2000
	(In thousands)
Balance Sheet:
Utility plant and equipment, at original cost less accumulated depreciation.	$90,886	$85,727	$79,672		$73,960	$68,438
Total assets	102,127	97,210	90,982		87,840	82880
Line of credit	3,800	2,000	—		—	—
Current portion of long term debt	9,889	368	354		348	319
Long-term debt including current portion	26,835	27,247	27,214		27,420	27,237
Shareholders’ equity	30,151	30,172	30,433		30,724	28,780
Total capitalization including line of credit	60,786	59,419	57,647		58,144	56,017

(1)	Includes $0.65, $0.67, and $1.45 per share effect of sales of real estate for $2.6 million, $2.7 million, and $5.6 million in 2002, 2001 and 2000, respectively.
(2)	Includes a one-time special dividend of $0.033 per share that we declared in 2003 in connection with the Aqua America merger agreement that we terminated in February 2003.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We are a non-operating holding company whose income is derived from the earnings of our five wholly owned subsidiaries. We are engaged primarily in the collection, storage, treatment and distribution of potable water for domestic, industrial, commercial and fire protection service in southern and central New Hampshire through our three utility subsidiaries: Pennichuck, Pennichuck East and Pittsfield. Our water utility revenues constituted 85% of our consolidated revenues in 2004. Pennichuck, our principal subsidiary which was established in 1852, accounted for 69% of our 2004 consolidated revenues. Pennichuck’s core franchise area presently includes the City of Nashua, New Hampshire and 10 surrounding municipalities.

Our water subsidiaries are regulated by the New Hampshire Public Utilities Commission (“New Hampshire PUC”) and must obtain New Hampshire PUC approval to increase their water rates to recover increases in operating expenses and to obtain the opportunity to earn a return on investments in plant and equipment. New Hampshire law provides that utilities are entitled to charge rates which permit them to earn a reasonable return on the cost of the property employed in serving its customers, less accrued depreciation, contributed capital and deferred income taxes (“Rate Base”). The cost of capital permanently employed by a utility in its utility business marks the minimum rate of return which a utility is lawfully entitled to earn on its Rate Base. Capital expenditures associated with complying with federal and state water quality standards have historically been recognized and approved by the New Hampshire PUC for inclusion in our water rates, though there can be no assurance that the New Hampshire PUC will approve future rate increases in a timely or sufficient manner to cover our capital expenditures.

The businesses of our two other subsidiaries are non-regulated water management services and real estate development and investment. Service Corporation provides various non-regulated water-related monitoring, maintenance, testing and compliance reporting services for water systems for various towns, businesses and residential communities in and around southern and central New Hampshire. Its most significant contracts are with the Town of Hudson, New Hampshire and the Town of Salisbury, Massachusetts.

Southwood is actively engaged in real estate planning, development and management of residential, commercial, industrial and retail properties. Historically, most of Southwood’s activities were conducted through real estate joint ventures. During the past 10 years Southwood has participated in four residential joint ventures with John P. Stabile II, a local developer. Southwood’s earnings have from time to time during that period contributed a significant percentage of our consolidated net income. Southwood’s contributions from the sale of real estate have increased the fluctuations in our net income during that period. We expect that Southwood will contribute a smaller proportion of our future revenues and earnings.

As you read Management’s Discussion and Analysis, please refer to our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements in Item 8 of this report.

Forward-Looking Statements

Certain statements in this Management’s Discussion and Analysis are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are made based upon, among other things, our current assumptions, expectations and beliefs concerning future developments and their potential effect on us. These forward-looking statements involve risks, uncertainties and other factors, many of which are outside our control, that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. In some cases you can identify forward-looking statements where statements are preceded by, followed by, or include the words “in the future,” “believes,” “expects,” “anticipates,” “plans” or similar expressions, or the negative thereof.

Forward-looking statements involve risks and uncertainties, and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Such factors include, among other things, whether eminent domain proceedings are successful against some or all of our water utility assets, the success of applications for rate relief, changes in governmental regulations, changes in the economic and business environment that may impact demand for our water and real estate products, changes in capital requirements that may affect our level of capital expenditures, changes in business strategy or plans and fluctuations in weather conditions that impact water consumption. These risks and others are described elsewhere in this report, including particularly under the caption “Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Events Significantly Affecting Our Earnings During Recent Years

Overview. Our earnings during the five year period ended December 31, 2004 were significantly affected by the following events that occurred during one or more years of that period:

•	Sales of land by Southwood, which were especially significant in 2000, 2001, 2002 and 2004;

•	Expenses related to the merger agreement that we entered into in April 2002 with Aqua America Inc. (formerly known as Philadelphia Suburban Corporation) and terminated in February 2003;

•	Our actions to oppose ongoing efforts by the City of Nashua, New Hampshire that began in 2002 to acquire all or a significant portion of Pennichuck’s assets through an eminent domain proceeding under New Hampshire utility law; and

•	Defense and settlement costs related to parallel investigations by the U.S. Securities and Exchange Commission (the “SEC”) and the New Hampshire Bureau of Securities Regulation (the “Bureau”) that began in late 2002 and early 2003 and settled in December 2004.

Southwood Real Estate-Related Revenues. Our revenues and earnings were positively affected by significant sales of Southwood land during four of the past five years. The following table sets forth the amount of revenues that we recognized during each year in the 2000 to 2004 period attributable to those land sales and the percentage that those revenues represented of our total revenues during each of those years.

Year	Southwood Land Sales	% of Consolidated Revenues
2000	$5,590,000	23.6%
2001	2,677,000	11.8%
2002	2,595,000	11.1%
2003	532,000	2.5%
2004	1,224,000	5.3%

We expect that the overall trend shown in the preceding table will continue, and Southwood’s revenues from land sales will constitute a decreasing percentage of our consolidated revenues.

Terminated Merger Agreement. We entered into an agreement in April 2002 to be acquired in a merger with Aqua America Inc. Our shareholders would have received Aqua America shares having a value of $33.00 per share at the time we announced the agreement. In February 2003, before the merger was submitted to our shareholders, we agreed with Aqua America to abandon the proposed transaction, because of actions taken by the City of Nashua, summarized below, to attempt to acquire all or a significant portion of Pennichuck’s assets by eminent domain. We incurred $1.9 million and $231,000 of merger-related expenses that we recognized in 2003 and 2002, respectively.

City of Nashua’s Ongoing Eminent Domain Proceeding. The City of Nashua’s Mayor stated his opposition to our proposed merger with Aqua America almost immediately after we announced it. In January 2003, Nashua residents approved a referendum authorizing the City to pursue the acquisition of our assets by eminent domain or otherwise. In March 2004, as part of the eminent domain process, the City filed a petition with the New Hampshire PUC seeking approval to acquire all of our water utility assets, whether or not related to our Nashua service area. The eminent domain proceeding and potential consequences for us are described elsewhere in this prospectus. See Item 1.

We have vigorously opposed the efforts of the City to acquire our assets by eminent domain and intend to continue to do so. The New Hampshire PUC has not set a schedule for the eminent domain proceeding, and we do not expect the New Hampshire PUC to rule on the matter before late 2006. Our eminent domain related expenses in 2003 and 2004 were $235,000 and $1.2 million, respectively. We expect our eminent domain expenses in 2005 to be comparable to those expenses incurred in 2004.

SEC and New Hampshire Investigations and Settlement. We and our former President and Chief Executive Officer, who resigned in April 2003, were the subject of parallel investigations by the SEC and the Bureau that began in early 2003 and late 2002, respectively. As disclosed elsewhere in this prospectus, the SEC and the Bureau alleged that some of our public disclosures regarding various joint venture transactions in the mid to late-1990s were materially false or misleading in several respects, and the Bureau contended that we exercised insufficient oversight of Southwood’s joint ventures, allegedly evidenced by our failing to obtain or to keep adequate records, failing to obtain formal appraisals of the land we contributed to the joint ventures, and failing to consider or investigate real estate development alternatives since the early 1990s. See Item 1.

Effective December 16, 2004, the SEC and the Bureau entered into settlements with the former President and us. The former President paid the State of New Hampshire an administrative fine of $50,000 and investigation costs of $60,000. In addition, under the terms of the New Hampshire settlement our shareholders as of March 31, 2003 received a payment totaling $280,000 as of March 1, 2005. The former President was financially responsible for $160,000 of that amount and we were responsible for the balance. Our investigation-related expenses in 2003 and 2004 were $498,000 and $162,000, respectively.

Recent Developments

Settlement of Pennichuck Rate Relief. In March 2005, we reached a settlement with the New Hampshire PUC staff on our requested rate relief for Pennichuck that we filed in May 2004. A hearing on the settlement is scheduled for April 5, and we expect that the New Hampshire PUC will issue a final written decision shortly thereafter. In September 2004, the New Hampshire PUC authorized an interim annualized increase of $1.3 million effective retroactively for service rendered on and after June 1, 2004. The settlement agreement, if approved by the New Hampshire PUC, will result in a final annualized rate increase of $1.7 million, also effective as of June 1, 2004. There can be no assurance that the rate relief will be granted.

New Bank Revolving Credit Facility. Effective March 22, 2005, we restructured and expanded our debt arrangements with Bank of America, increasing our revolving credit facility to $16.0 million from $6.5 million. The Bank of America facility permits us to borrow, repay and re-borrow, in varying amounts and from time to time at our discretion through December 31, 2007, subject to the terms and conditions of the facility. The new arrangement replaced one that was scheduled to expire in April 2005.

Long-Term Debt. In January 2005, we issued $6.6 million of long-term, fixed rate tax-exempt debt, with $3 million representing new funds and the balance utilized to optionally redeem a like amount of higher cost tax- exempt debt. In March 2005, we issued $5.0 million of 5-year taxable debt to an insurance company pursuant to a private placement transaction. A portion of the proceeds ($1.5 million) represented new funds and the balance ($3.5 million) was utilized to fund the maturity of a like amount of higher cost taxable debt.

In late March 2005 we received a commitment from Bank of America, the lender for an existing $4.5 million loan to the Company and Pennichuck East, as co-borrowers, due April 8, 2005, to extend the loan to a new maturity date on or before December 31, 2009. The extension commitment contains covenants substantially similar to the Company’s new revolving credit facility as described above. The Company’s board of directors is expected to approve the transaction subject to New Hampshire PUC approval. We have filed a petition with the New Hampshire PUC seeking approval of the extension and a related swap transaction to convert the loan to a fixed interest rate on or before April 8, 2005.

Pending Acquisition. In January 2005, we entered into an agreement to acquire three water systems with approximately 1,100 total customers in the Lakes Region and central part of New Hampshire: the Locke Lake water system in Barnstead, the Birch Hill water system in Conway and the Sunrise Estates water system in Middleton, New Hampshire. The acquisition, which is our largest since 1998, is subject to completion of our due diligence and the approval of the New Hampshire PUC. We expect the acquisition to close by the end of 2005.

Critical Accounting Policies

We have identified the accounting policies below as those policies critical to our business operations and the understanding of the results of operations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Changes in the estimates or other judgments included within these accounting policies could result in significant changes to the financial statements. Our critical accounting policies are as follows.

Regulatory Accounting. The use of regulatory assets and liabilities as permitted by Statement of Financial Accounting Standards No. 71 (“SFAS 71”), “Accounting for the Effects of Certain Types of Regulation” stipulates generally accepted accounting principles for companies whose rates are established by or are subject to approval by an independent third-party regulator such as the New Hampshire PUC. In accordance with SFAS 71, we defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the rate-making process in a period different from when the costs and credits were incurred. These deferred amounts, both assets and liabilities, are then recognized in the income statement in the same period that they are reflected in rates charged to our water utilities’ customers. In the event that the inclusion in the rate-making process is disallowed, the associated regulatory asset or liability would be adjusted to reflect the change in our assessment or change in regulatory approval.

We did not defer the costs associated with the terminated merger agreement with Aqua America, the City of Nashua’s ongoing eminent domain proceeding or the SEC and Bureau regulatory investigations and settlements.

Revenue Recognition. The revenues of our water utility subsidiaries are based on authorized rates approved by the New Hampshire PUC. Estimates of water utility revenues for water delivered to customers but not yet billed are accrued at the end of each accounting period. We read our residential customer meters generally on a quarterly basis and record revenues based on meter reading results. Unbilled revenues from the last meter-reading date to the end of the accounting period are estimated based on historical usage patterns and the effective water rates. The estimate of the unbilled revenue is a management estimate utilizing certain sets of assumptions and conditions. Actual results could differ from those estimates. Accrued unbilled revenues recorded in the accompanying consolidated balance sheets as of December 31, 2004 and 2003 were approximately $1.8 million and $1.7 million, respectively.

Our non-utility revenues are recognized when services are rendered or when water is delivered. Revenues are based, for the most part, on long-term contractual rates.

Pension and Other Postretirement Benefits. Our pension and other postretirement benefits costs are dependent upon several factors and assumptions, such as employee demographics, plan design, the level of cash contributions made to the plans, earnings on the plans’ assets, the discount rate, the expected long-term rate of return on the plans’ assets and health care cost trends.

In accordance with SFAS No. 87, “Employers Accounting for Pensions” (“SFAS 87”) and SFAS No. 106, “Employers Accounting for Postretirement Benefits Other than Pensions” (“SFAS 106”), changes in pension and postretirement benefit obligations other than pensions (“PBOP”) associated with these factors may not be immediately recognized as pension and PBOP costs in the statements of income, but generally are recognized in future years over the remaining average service period of the plans’ participants.

As further described in Note 6 to the accompanying consolidated financial statements, we revised the discount rate in 2004 to 5.75% from 6.25% in 2003 to reflect market conditions. In determining pension obligation and cost amounts, this and other assumptions may change from period to period, and such changes could result in material changes to recorded pension and PBOP costs and funding requirements. Further, the value of our pension plan assets, which partially consist of equity investments, were adversely affected by significant declines in the financial markets from 2000 through 2002, which more than offset positive investment performance during 2003 and 2004. Fluctuations in market returns may result in increased or decreased pension costs in future periods. These conditions impacted the funded status of our pension plan at both December 31, 2004 and 2003, and therefore, will also impact pension costs for 2005.

Our pension plan currently meets the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Although we are not required to make contributions to the plan, we anticipate that we will contribute approximately $195,000 to the plan in 2005.

Results of Operations—General

In this section, we discuss our 2004, 2003 and 2002 results of operations and the factors affecting them. Our operating activities, as discussed in greater detail in Note 12 to the Notes to Consolidated Financial Statements, are grouped into three primary business segments as follows:

•	Water utility operations,

•	Water management services, and

•	Real estate development and investment.

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

Results of Operations—2004 Compared to 2003

Overview. For the year ended December 31, 2004, our consolidated net income was $1.8 million, compared to net income of $1.2 million in 2003, an increase of approximately 46%. On a per share basis, basic income per share was $.76 for the twelve months ended December 31, 2004 as compared to $.52 per share for the year ended December 31, 2003. The increase in consolidated net income was primarily attributable to

•	a temporary rate increase approved by the New Hampshire PUC of 8.9% implemented by Pennichuck for service rendered on and after June 1, 2004;

•	a permanent rate increase of 17.7% approved by the New Hampshire PUC and implemented by Pittsfield in February 2004; and

•	a 1.5% increase in the combined utility customer base for the year.

These factors contributed to a 7.6% increase in revenues to $23.0 million for the year ended December 31, 2004 from $21.4 million for the year ended December 31, 2003.

Our costs related to defending against the City of Nashua’s eminent domain proceeding increased significantly in 2004, which more than offset a decline in the costs related to the SEC and Bureau investigations. Our eminent domain related expenses were $1.2 million in 2004 compared to $235,000 in 2003. Our investigation-related expenses in 2004 were $162,000 compared to $648,000 in 2003. Excluding the effect of the eminent domain and investigation-related expenses, our consolidated net income was $2.6 million, or $1.10 per share, in 2004 and $1.9 million, or $.80 per share, in 2003.

We believe that a presentation of net income excluding these expenses is useful to investors because it is indicative of our financial performance in the ordinary course of business. We use net income excluding these expenses to evaluate our financial performance because we expect that the financial impact of these expenses has become or, in the relatively near term, will become insignificant. Expenses related to the terminated merger agreement with Aqua America and the settlement with the SEC and the Bureau will not have a material financial impact on us in 2005 and beyond. We expect that the financial impact of expenses related to the eminent domain proceeding will cease within the next two to three years. The material limitation associated with using this measure is that it does not include all of the expenses required to be included by generally accepted accounting principles. We compensate for this limitation when using this measure by comparing it directly to net income calculated according to generally accepted accounting principles.

Water Utility Operations. Our water utility operations include the activities of Pennichuck, Pennichuck East and Pittsfield, each of which is regulated by the New Hampshire PUC. On a combined basis, net income of our three utilities in calendar year 2004 was approximately $1.6 million, an increase of $288,000 from 2003 principally due to the rate relief received by two of the utility subsidiaries from the New Hampshire PUC in 2004 as well as modest growth in our utility customer base as discussed below.

Our utility operating revenues increased to $19.6 million in 2004, or almost 5% from 2003. For 2004, approximately 82%, 16% and 2% of our total utility operating revenues were generated by Pennichuck, Pennichuck East and Pittsfield, respectively, as shown in the following table.

	2004	2003	Change
Pennichuck	$15,992,000	$15,254,000	$738,000
Pennichuck East	3,136,000	2,979,000	157,000
Pittsfield	473,000	447,000	26,000

Total	$19,601,000	$18,680,000	$921,000

The overall increase in water revenues reflects the rate relief granted to Pennichuck and Pittsfield during 2004 as well as a 1.5% increase in the combined utility customer base during the year, resulting in a total combined customer base of approximately 29,900 as of December 31, 2004. Overall billed consumption of our three utilities was relatively flat during the period. Total billed consumption in Pennichuck’s core system as well as within our Pittsfield system was slightly lower than consumption levels during 2003. Total billed consumption in Pennichuck East was approximately 1.6% greater than 2003. Total rainfall during 2004 was nearly 42 inches compared to almost 49 inches of rain during 2003. This decrease in rainfall contributed to the increased consumption in Pennichuck East, which traditionally experiences higher revenues attributable to irrigation activities during the summer months.

In May 2003, Pittsfield filed a Notice of Intent to File for Rate Relief in which it sought an increase in its annual revenues. That rate case was concluded in December 2003, and in January 2004 the New Hampshire PUC granted an increase of 17.7%, representing additional annual revenues of approximately $73,000. This rate relief is effective for water bills rendered on and after January 1, 2004. The positive effect of this rate relief was partially offset by lower consumption due to a wetter than normal summer.

On May 28, 2004, Pennichuck filed a Petition for Rate Relief with the New Hampshire PUC in which it is seeking an overall increase in its rates, which if granted, would have resulted in approximately $2.3 million of additional annual revenues. On September 30, 2004, the New Hampshire PUC granted Pennichuck temporary rate relief of 8.9% effective for service rendered on or after June 1, 2004. This temporary rate relief represents approximately $1.3 million in annual water revenues and such increase will be adjusted when permanent rates are set by order of the New Hampshire PUC. In March 2005, we reached a settlement with the New Hampshire PUC staff on our requested rate relief for Pennichuck that we filed in May 2004. A hearing on the settlement is scheduled for April 5, and we expect that the New Hampshire PUC will issue a final written decision shortly thereafter. The settlement agreement, if approved by the New Hampshire PUC, will result in a final annualized rate relief of $1.7 million, effective retroactively for service rendered on and after June 1, 2004.

For the year ended December 31, 2004, utility operating expenses increased by $563,000, or 3.9%, to $15.1 million as shown in the table below.

	2004	2003	Change
Operations & maintenance	$9,949,000	$9,406,000	$543,000
Depreciation & amortization	3,062,000	2,843,000	219,000
Taxes other than income taxes	2,119,000	2,318,000	(199,000)

Total	$15,130,000	$14,567,000	$563,000

The operations and maintenance expenses of our water utility business include such categories as:

•	water supply, treatment, purification and pumping,

•	transmission and distribution system functions, including repairs and maintenance and meter reading, and

•	customer service and general and administrative functions.

The combined increase in our utilities’ operating expenses over 2003 was chiefly the result of the following:

•	approximately $105,000 of increased purification and treatment costs in our core Pennichuck system, reflecting higher purchased water, power, chemical and labor costs;

•	$404,000 of increased general and administrative costs primarily relating to costs for employee benefits, property and casualty insurance and administrative salaries;

•	recognition of approximately $218,000 in additional depreciation and amortization charges resulting from approximately $24.7 million of new capital investment over the past three years; and

•	a $200,000 decrease in local and state property taxes as a result of a $294,000 tax abatement recorded in the fourth quarter of 2004 from the State of New Hampshire that more than offset the impact of additional taxable assets placed in service within the utilities’ franchise areas during 2004.

These increased costs are expected to be embedded in our utilities’ future cost of providing water service. As such, our utilities will continue to seek future rate relief to recover these increasing costs.

For calendar year 2004, 87%, 10% and 3% of the combined utilities’ operating income was provided by Pennichuck, Pennichuck East and Pittsfield, respectively, compared to 83%, 14% and 3% in 2003.

Water Management Services. The following table provides a breakdown of revenues from our non-regulated, water-related water management services operations for the years ended December 31, 2004 and 2003.

	2004	2003	Change
Municipal contracts	$1,234,000	$1,191,000	$43,000
Community system contracts	339,000	235,000	104,000
Watertight program	223,000	184,000	39,000
Miscellaneous	136,000	92,000	44,000

Total	$1,932,000	$1,702,000	$230,000

The $43,000 increase in contract revenues from municipal contracts primarily resulted from additional contract fees billed by Service Corporation for unplanned work performed under those contracts. The combined base annual fees under those two municipal contracts represent approximately $786,000 and $765,000 for the years ended December 31, 2004 and 2003, respectively, with the balance of $448,000 and $426,000 representing fees earned for services performed in addition to the base scope of services for 2004 and 2003, respectively.

Contract revenues from community system contracts for 2004 were $339,000, representing 77 operating contracts at the end of 2004 compared to 67 such contracts at the end of 2003. The increase in community system contract revenues for the year resulted from higher fees from unplanned services which totaled $213,000 in 2004 and $116,000 in 2003. For 2004 and 2003, Service Corporation revenues included $223,000 and $184,000, respectively, for fees earned under its Watertight program. This program provides maintenance service to residential customers for a fixed annual fee. At the end of 2004, approximately 3,400 customers were enrolled in this program which was consistent with 2003.

Expenses associated with our contract operations were $1.4 million and $1.5 million for 2004 and 2003, respectively, comprised primarily of direct costs for servicing our various operating contracts and allocated intercompany charges for general and administrative support for contract operations. The $100,000, or 6.7%, decline in expenses from 2003 to 2004 resulted principally from a decrease of $275,000 in allocated intercompany charges due to a change in the methodology that we used to allocate to Service Corporation the cost of the resources provided by the Company and Pennichuck. The decrease in the intercompany charge more than offset an increase in direct expenses of $93,000.

Real Estate Development and Investment. For the year ended December 31, 2004, Southwood’s revenues were $1.4 million compared to $949,000 in 2003. In the table below, we show the major components of Southwood’s revenues during 2004 and 2003.

	2004	2003
Land sales:
Folsom Property	$1,224,000	$257,000
Westwood Park LLC	(6,000)	150,000
Other	80,000	125,000

	1,298,000	532,000
Income from unconsolidated equity investments	139,000	417,000

Total	$1,437,000	$949,000

The increase in our real estate revenues resulted principally from the sale of an approximately 67 acre parcel of unimproved land located in Merrimack, New Hampshire. In January 2003, Southwood sold this land to the Folsom Development Corporation for approximately $1.5 million. Under the terms of that sale, Southwood received approximately $257,000 in cash and a long-term note receivable of $1.2 million. The note, which was set to mature in October 2005, carried a floating interest rate of prime plus 1.5% and was secured by a first mortgage on the property. The note was fully paid during the fourth quarter of 2004, resulting in recognition of the remaining gain of $1.2 million in accordance with the requirements established under Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate.”

At December 31, 2004 and 2003, Southwood had a 50% ownership interest in four joint ventures organized as limited liability companies, as discussed in greater detail under “—Off Balance Sheet Arrangements” and also under Note 4 in the Notes to Consolidated Financial Statements. The remaining 50% ownership interest in each joint venture is held by John P. Stabile II, a local developer, with whom Southwood has also participated in four residential joint ventures during the past 10 years. Southwood uses the equity method of accounting for its investments in the joint ventures. Consequently, Southwood’s investment is adjusted for its share of earnings or losses and for any distributions received from the joint venture. For the year ended December 31, 2004, Southwood’s share of pre-tax earnings and distributions from these joint ventures was approximately $195,000 and $0, respectively, compared to pre-tax earnings of $417,000 and distributions of $67,500 for 2003. The decline in the joint ventures pre-tax earnings resulted primarily from several tenant vacancies in the HECOP I and HECOP III buildings. Southwood’s share of pre-tax earnings is included under “Revenues-real estate operations” in the accompanying Consolidated Statements of Income.

Southwood also has a 60% ownership in Westwood Park LLC, a consolidated joint venture formed in 1997 to develop a tract of land in northwest Nashua. During 2003, Westwood received $150,000 representing escrowed funds from a land sale which occurred in 2000.

Expenses associated with our real estate operations were $282,000 and $104,000 for the years ended December 31, 2004 and 2003, respectively. This increase was primarily attributable to increased professional fees associated with an increased emphasis on management and development of our real estate portfolio during 2004. Southwood’s 2004 operating expenses of approximately $282,000 consisted primarily of $10,000 of property taxes associated with its remaining landholdings, $86,000 for general and administrative costs and $178,000 in allocated intercompany charges due to additional Company resources utilized for the planning and development of our existing land portfolio. We expect that during each of the next several years Southwood will incur approximately $1 million of expenses for development efforts, salaries and other administrative costs.

Eminent Domain-Related Expenses. Our costs incurred in defending against the City of Nashua’s eminent domain proceeding increased significantly in 2004 to $1.2 million from $235,000. The increase was primarily attributable to expenses incurred in a significant public relations campaign opposing the City’s efforts and to costs incurred in litigating several cases with the City in state and federal courts.

Merger and Other Expenses. Expenses attributable to the terminated merger agreement with Aqua America and the SEC and Bureau investigations and settlement declined significantly in 2004 compared to 2003. We had no merger expenses in 2004 compared to $231,000 in 2003, when we terminated the merger agreement with Aqua America.

Our expenses and settlement costs relating to the SEC and Bureau investigations decreased 69.1% to $200,000 compared to $648,000 in 2003. Our settlement with the SEC and Bureau that was effective in December 2004 required a payment made on March 1, 2005 of $280,000 to our shareholders as of March 31, 2003. Our former President was financially responsible for $160,000 of that amount, and we were responsible for the balance. We expect that our 2005 expenses in connection with implementing the settlement will be substantially less than our 2004 investigation related expenses.

Interest Expense. For the year ended December 31, 2004, our consolidated interest expense was approximately $2.0 million which was not a material change from 2003. Interest expense in both years primarily represents interest on long-term indebtedness of the Company and our three regulated water utilities as discussed in Note 3 to the Notes to Consolidated Financial Statements.

Results of Operations—2003 Compared to 2002

Overview. For the year ended December 31, 2003, our consolidated net income was $1.2 million, compared to net income of $2.3 million in 2002, a decrease of nearly 47%. Basic income per share was $.52 for 2003, a $.46 per share decrease from 2002. This decrease in consolidated net income was primarily due to

•	$498,000 of expenses related to the SEC and Bureau regulatory investigations discussed above;

•	$235,000 of expenses related to preliminary steps taken by the City of Nashua prior to commencing in March 2004 the eminent domain proceeding discussed above; and

•	$231,000 of expenses incurred relating to the terminated merger agreement with Aqua America discussed above.

Excluding the effect of those expenses in 2003 and 2002, consolidated net income was $2.0 million, or $.84 per share, and $3.5 million, or $1.48 per share, respectively. We believe that a presentation of net income excluding these expenses is useful to investors because it is more indicative of our financial performance in the ordinary course of business for the reasons discussed above. See “—Results of Operations—2004 Compared to 2003.”

Further contributing to this decrease in net income was an 8.7% decrease in consolidated revenues primarily from a decline in both our regulated water and real estate business revenues.

Water Utility Operations. On a combined basis, net income of our three utilities in calendar year 2003 was approximately $1.2 million, a decrease of $1.1 million from 2002 principally due to an increase in distribution, production and administrative costs as discussed below and to a lesser extent by an increase in rainfall during the summer of 2003.

Utility operating revenues for 2003 decreased to $18.7 million, or less than 1% from 2002. For 2003, approximately 82%, 16% and 2% of our total utility operating revenues were generated by Pennichuck, Pennichuck East and Pittsfield, respectively, as shown in the following table.

	2003	2002	Change
Pennichuck	$15,254,000	$15,344,000	$(90,000)
Pennichuck East	2,979,000	3,098,000	(119,000)
Pittsfield	447,000	388,000	59,000

Total	$18,680,000	$18,830,000	$(150,000)

The overall decline in our water revenues reflects the greater level of precipitation experienced in the regions served by our water utilities during the third quarter of 2003 over the third quarter of 2002. We typically experience our greatest demand during the third quarter as a result of irrigation activities, particularly in July and August. Total rainfall during the third quarter of 2003 was nearly 14 inches compared to 7.3 inches in the third quarter of 2002. As a result, the combined billed consumption of our three utilities declined by 2.9% from 2002.

The negative impact on water revenues was partially offset by the positive effect of a 5.76% rate increase approved by the New Hampshire PUC and implemented by Pennichuck in April 2002 and a 2.0% increase in customers over 2002, resulting in a total combined customer base of approximately 29,400 as of December 31, 2003.

For the year ended December 31, 2003, utility operating expenses increased by $1.8 million, or 13.9%, to $14.6 million as shown in the table below.

	2003	2002	Change
Operations & maintenance	$9,406,000	$8,057,000	$1,349,000
Depreciation & amortization	2,843,000	2,639,000	204,000
Taxes other than income taxes	2,318,000	2,089,000	229,000

Total	$14,567,000	$12,785,000	$1,782,000

The combined increase in our utilities’ operating expenses over 2002 was chiefly the result of the following:

•	$800,000 of increased general and administrative costs primarily relating to costs for employee benefits, property and casualty insurance, directors’ and officers’ liability insurance and administrative salaries;

•	recognition of approximately $244,000 in additional depreciation and amortization charges resulting from approximately $18.6 million of new capital investment over the past three years;

•	$240,000 of increased purification and treatment costs in our core Pennichuck system reflecting higher purchased water, power, chemical and labor costs;

•	an increase in local and state property taxes totaling $209,000 as a result of additional taxable assets placed in service within the utilities’ franchise areas during the past year and a $115,000 tax abatement recorded in the third quarter of 2002 from the State of New Hampshire; and

•	an increase of approximately $150,000 in distribution system expenses as a result of colder temperatures experienced in the first quarter of 2003 and the utilities’ comprehensive system-wide flushing program undertaken in the second and third quarters of 2003 as well as increased labor costs.

These increased costs are expected to be embedded in the utilities’ future cost of providing water service. As such, our utilities will continue to seek future rate relief to recover these increasing costs.

For calendar year 2003, 83%, 14% and 3% of the combined utilities’ operating income was provided by Pennichuck, Pennichuck East and Pittsfield, respectively, which was comparable to 2002.

Water Management Services. The following table provides a breakdown of revenues from our non-regulated, water-related contract operations for the years ended December 31, 2003 and 2002:

	2003	2002	Change
Municipal contracts	$1,191,000	$1,011,000	$180,000
Community system contracts	235,000	249,000	(14,000)
Watertight program	184,000	165,000	19,000
Miscellaneous	92,000	34,000	58,000

Total	$1,702,000	$1,459,000	$243,000

Of the $180,000 increase in contract revenue from municipal contracts, approximately $156,000 resulted from additional contract fees billed by Service Corporation for unplanned work performed under those contracts. The combined base annual fees under those two municipal contracts represent approximately $765,000 and

$741,000 for the years ended December 31, 2003 and 2002, respectively, with the balance of $426,000 and $270,000 representing fees earned for services performed in addition to the base scope of services for 2003 and 2002, respectively.

Contract revenues from community system contracts for 2003 were $235,000, representing 67 operating contracts at the end of 2003 compared to 52 such contracts at the end of 2002. The decline in community system contract revenues for the year resulted from lower fees from unplanned services which totaled $116,000 in 2003 and $140,000 in 2002. For 2003 and 2002, Service Corporation revenues included $184,000 and $165,000, respectively, for fees earned under its Watertight program. At the end of 2003, approximately 3,400 customers were enrolled in this program, representing a 27% increase over 2002.

Expenses associated with our contract operations were $1.5 million and $1.2 million for 2003 and 2002, respectively, comprised primarily of direct costs for servicing our various operating contracts and allocated intercompany charges for general and administrative support for contract operations. The increased expenses from 2002 to 2003 resulted principally from (i) additional direct expenses of $146,000 for servicing the operating contracts and (ii) an increase of $126,000 in allocated intercompany charges due to additional Company and Pennichuck resources utilized for the operation and development of Service Corporation’s various activities.

Real Estate Development and Investment. For the year ended December 31, 2003, revenues from Southwood’s real estate activities were $949,000 compared to $3.1 million in 2002. In the table below, we show the major components of real estate revenues during 2003 and 2002.

	2003	2002
Land sales:
Southwood Corporate Park	—	$2,427,000
Folsom Property	$257,000	—
HECOP IV	—	168,000
Westwood Park LLC	150,000	—
Other	125,000	179,000

	532,000	2,774,000
Income from unconsolidated equity investments	417,000	314,000

Total	$949,000	$3,088,000

As shown above, the decrease in our real estate revenues resulted principally from the sale of approximately 40 acres in Southwood Corporate Park in January 2002 to Winstanley Enterprises Inc. (“Winstanley”) under the terms of a 1995 option agreement between Southwood and Winstanley.

In January 2003, Southwood sold a 67 acre parcel of unimproved land located in Merrimack, New Hampshire to the Folsom Development Corporation for approximately $1.5 million. Under the terms of that sale, Southwood received approximately $257,000 in cash and a long-term note receivable of $1.22 million. The pre-tax gain on that sale was approximately $1.5 million, of which $257,000, representing the net cash received at closing, is included in “Revenues—Real Estate Operations” in the accompanying Consolidated Statements of Income. The remaining gain of approximately $1.2 million, represented by the note receivable, was deferred, according to the requirements established under Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate.”

At December 31, 2003 and 2002, Southwood had a 50% ownership interest in four joint ventures, as discussed above. See “—Results of Operations—2004 Compared to 2003.” For the year ended December 31, 2003, Southwood’s share of pre-tax earnings and distributions from these joint ventures was approximately $417,000 and $67,500, respectively, compared to pre-tax earnings of $314,000 and distributions of $175,000 for calendar year 2002. The improvement in the joint ventures’ pre-tax earnings resulted primarily from interest cost savings of $137,000 on the re-refinancing of their mortgages during 2002. Southwood’s share of pre-tax earnings is included under “Revenues—Real Estate Operations” in the accompanying Consolidated Statements of Income.

Southwood also has a 60% ownership in Westwood Park LLC, a consolidated joint venture formed in 1997 to develop a tract of land in northwest Nashua. During 2003, Westwood received $150,000 representing escrowed funds from a land sale which occurred in 2000.

Expenses associated with our real estate operations were $104,000 and $1.8 million for the years ended December 31, 2003 and 2002, respectively. The principal reason for this significant decrease was the recognition of approximately $1.7 million of direct infrastructure costs associated with the Southwood Corporate Park land sale in 2002 discussed above. Southwood’s 2003 operating expenses of approximately $104,000 consisted primarily of $9,000 of property taxes associated with its remaining landholdings and $65,000 for general and administrative costs.

Eminent Domain-Related Expenses. Our costs incurred in defending against the City of Nashua’s eminent domain proceeding were $235,000 in 2003. We did not incur any such expenses in 2002.

Merger and Other Expenses. Expenses attributable to the terminated merger agreement with Aqua America and the SEC and Bureau investigations and settlement declined significantly in 2003 compared to 2002. For 2003, those expenses were comprised of approximately $648,000 for legal and other fees as well as estimated settlement costs relating to the regulatory investigations and $231,000 relating to the terminated merger agreement with Aqua America. For 2002, those expenses related primarily to investment banking, legal and other fees associated with the terminated merger agreement with Aqua America. We entered into the merger agreement in April 2002 and terminated it in February 2003.

Interest Expense. For the year ended December 31, 2003, our consolidated interest expense was approximately $2.0 million which was not a material change from 2002. Interest expense in both years primarily represents interest on long-term indebtedness of the Company and our three regulated water utilities as discussed in Note 3 to the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

Overview. Our primary sources of funds are cash flow from utility operations, cash proceeds from the sale of portions of our real estate holdings, borrowings pursuant to our bank revolving credit facility and proceeds from the sale of long-term debt and equity securities. Our primary uses of funds are capital expenditures associated with our continuous utility construction program, dividends on our common stock payable as and when declared by our board of directors and repayments of principal on our outstanding debt obligations, whether pursuant to scheduled sinking fund payments or final maturities.

For the past several years, cash flows from operations have largely fluctuated based on four factors: (i) weather, (ii) amount and timing of rate increases, (iii) gain recognized on the sale of Southwood land, especially during 2000, 2001, 2002 and 2004, as described above, and (iv) significant expenses associated with the proposed merger with Aqua America that terminated in 2003, the costs associated with the City of Nashua’s ongoing eminent domain proceeding and costs related to the SEC and Bureau regulatory investigations that were settled in December 2004, each discussed in more detail above. For 2004, net cash provided by operating activities decreased by $1.3 million, or 29.8%, for the reasons discussed above under “—Results of Operations—2004 Compared to 2003.” Net cash used in investing activities decreased by $1.8 million, or 25.1%, compared to 2003 due to reduced capital expenditures and an increase in the proceeds from the sale of land.

For the period 2000 to 2004, the majority of our funds were provided through a combination of cash flow from utility operations and sales of portions of our real estate holdings. We supplemented these sources of funds beginning in the fourth quarter of 2003 and throughout 2004 by drawing down a portion of the funds available under our bank revolving credit facility. In addition, we also generated approximately $85,000 during the period 2000 to 2004 through the issuance of new shares of common stock under our Dividend Reinvestment Plan.

2005 to 2008 Capital Expenditures Program. We expect our capital expenditures to increase substantially during the 2005 to 2008 period, as discussed elsewhere in this prospectus. See “Risk Factors” and “Our Business.” The following table summarizes our capital expenditures and other funds requirements for the 2005 to 2008 period.

	2005	2006	2007	2008
Utility plant additions	$14,500,000	$23,300,000	$11,400,000	$5,100,000
Other	2,400,000	2,000,000	2,000,000	2,000,000

Total	$16,900,000	$25,300,000	$13,400,000	$7,100,000

	2001	2002	2003	2004
Utility plant additions	$8,200,000	$8,400,000	$9,000,000	$7,500,000
Other	—	—	—	—

Total	$8,200,000	$8,400,000	$9,000,000	$7,500,000

Our water utilities are capital intensive businesses. We are engaged in continuous construction programs at our utility subsidiaries primarily for water distribution system repair, rehabilitation and replacement, water storage facility maintenance and additions, and more recently, water supply security. For the period 2001 to 2004, capital expenditures for water distribution, storage, and supply totaled $33.1 million, or approximately $8.3 million per year. For 2005 and the period 2006 to 2008, comparable expenditures are expected to total $14.5 million and $39.8 million in current dollars, respectively, or approximately $13.6 million per year.

In addition to our recurring programs, we are embarking on two major new construction initiatives. The first is an upgrade of our water treatment plant that is necessary in order for the plant to meet more stringent, federally mandated safe drinking water standards. The water treatment plant project will commence in the second half of 2005 and is expected to be completed during 2008. Capital expenditures associated with the water treatment plant upgrade project are expected to total approximately $8.9 million for 2005 and $21.6 million for 2006 to 2008.

The second is the installation of a radio meter reading (RMR) system. The RMR system will enable a switch from quarterly to monthly billing and will facilitate the introduction of conservation-based pricing during periods of extremely heavy consumption (the summer months). We will pilot the RMR system in 1,000 residential customer premises in 2005 with a full system roll-out, based upon the success of the pilot, scheduled for 2006 and 2007. Capital expenditures for the RMR system are expected to be $125,000 in 2005 and $2.1 million for 2006 to 2008.

In addition to the upgrade of our water treatment plant and the installation of the RMR system, we expect to incur other capital expenditures aggregating $5.5 million in 2005 and $16.1 million for 2006 to 2008. These other expenditures include, in part, potential acquisition of small regional regulated water utility systems, consistent with our record of prior acquisitions, and potential real estate-related acquisitions by Southwood.

2005-2008 External Financing Requirements. Due to the significant increases in our utility construction program commencing in 2005-2008 and as described above, we expect that only 25% to 30% of our funding requirements will be provided by cash flow from our operations (after payment of dividends on common stock). We expect that the balance of our funding will be obtained through long-term debt arrangements and the issuance of common stock. Our timing and mix of future debt and equity financing is subject to a number of factors including, but not limited to (i) debt and equity market conditions; (ii) the need to maintain a balanced capital structure in order to preserve financial flexibility and to manage the overall cost of capital; and (iii) certain debt issuance covenants as contained in our outstanding loan agreements. There is no assurance that we will be able to complete all or any of the future debt and equity financings described below or to complete them on a timely basis.

The receipt of timely and adequate rate relief will also be critically important in providing us cash flow from operations and the ability to access credit and permanent capital, both debt and equity, at reasonable costs and terms. We are unable, however, to predict the outcome of our future rate relief filings.

Recent and Contemplated Long-Term Debt Arrangements. In January 2005, we issued $6.6 million of long-term, fixed rate tax-exempt debt, with $3.0 million representing new funds and the balance utilized to optionally redeem a like amount of higher cost tax-exempt debt.

In March 2005, we issued $5.0 million of 5-year taxable debt to an insurance company pursuant to a private placement transaction. A portion of the proceeds ($1.5 million) represented new funds and the balance ($3.5 million) was utilized to fund the maturity of a like amount of higher cost taxable debt.

Effective March 22, 2005, we restructured and expanded our debt arrangements with Bank of America, increasing our revolving credit facility to $16.0 million from $6.5 million. The Bank of America facility permits us to borrow, repay and re-borrow, in varying amounts and from time to time at our discretion through December 31, 2007, subject to the terms and conditions of the facility. The new arrangement replaced one that was scheduled to expire in April 2005.

In late March 2005 we received a commitment from Bank of America, the lender for an existing $4.5 million loan to the Company and Pennichuck East, as co-borrowers, due April 8, 2005, to extend the loan to a new maturity date on or before December 31, 2009. The extension commitment contains covenants substantially similar to the Company’s new revolving credit facility as described above. The Company’s board of directors is expected to approve the transaction subject to New Hampshire PUC approval. We have filed a petition with the New Hampshire PUC seeking approval of the extension and a related swap transaction to convert the loan to a fixed interest rate on or before April 8, 2005.

We also have access, from time to time, to low cost long-term debt from two sources. First, we have applied and will continue to apply for long-term debt funds directly from the State of New Hampshire under the State’s Revolving Fund program (SRF). Funds provided under the SRF loans carry long-term fixed costs at interest rates set with reference to various Municipal Bond Indices, which rates are generally below the rates for comparable U.S. Treasury securities of like maturity. As of March 29, 2005, we had three outstanding SRF loans aggregating approximately $850,000. In the first quarter of 2005, we received a preliminary commitment from the State for a new SRF loan in the amount of $750,000. The new SRF loan is expected to close at or around mid-year 2005.

Our other source of low cost, long-term debt is tax-exempt debt issued on our behalf by the New Hampshire Bond Finance Authority (BFA). The BFA acts solely as a passive conduit to the tax-exempt bond markets with us acting as the obligor for the associated tax-exempt debt. At March 29, 2005 we had six outstanding BFA (or its predecessor entity) issues aggregating $18.6 million.

2005 to 2008 Tax-Exempt Bond Financing Plan. We intend to raise approximately $50 million in one or more BFA debt financings in 2005 through 2008. The BFA recently gave preliminary approval for the financing. The proposed amount would cover substantially all of our capital expenditures for 2005 through 2008 (approximately $50 million of a total of $54.3 million), including our water treatment plant upgrade project, various water distribution, storage, supply maintenance, rehabilitation and replacement projects and the proposed RMR system. Such financing requires certain approvals including, but not limited to, an allocation of a portion of the State’s annual volume cap for certain types of tax-exempt bond offerings including offerings of the type we are contemplating. There is no assurance that we will be able to complete the contemplated BFA financings on a timely basis or at all.

Significant Financial Covenants. Our new revolving credit facility contains three financial maintenance tests which must be met on a quarterly basis. These maintenance tests are as follows:

(1)	our Fixed Charge Coverage Ratio must exceed 1.2x;

(2)	our Tangible Net Worth must exceed $25 million plus new equity proceeds; and

(3)	our Funded Debt must not exceed 65% of our Total Capitalization.

Also, various Pennichuck and Pennichuck East loan agreements contain tests that govern the issuance of additional indebtedness. These issuance tests are as follows:

(1)	to issue short-term debt, our Total Debt must not exceed 65% of our Total Capital (unless the new short-term debt is subordinated to existing debt);

(2)	to issue long-term debt, our Funded Debt must not exceed 60% of our Property Additions; and

(3)	to issue long-term debt, our Earnings Available for Interest divided by our Interest Expense must exceed 1.5x.

Under Pennichuck’s most restrictive covenant, approximately $5.9 million of its retained earnings was unrestricted for payment or declaration of common dividends to the Company at December 31, 2004.

As of March 29, 2005, we were in compliance with all of our financial covenants.

Contemplated Equity Offering. We are planning to conduct a public offering of our common stock during the second quarter of 2005 pursuant to a registration statement that we expect to file with the SEC on or about March 31, 2005. We anticipate that the net proceeds to us from that offering will be approximately $10 million to $12 million. We intend to use the net proceeds primarily to fund utility capital additions and for other general corporate purposes. Pending such use, we plan to repay indebtedness under our revolving credit facility with Bank of America. There can be no assurance that the offering will be completed in 2005 or at any later time.

Off Balance Sheet Arrangements

At December 31, 2004 and 2003, Southwood had a 50% ownership interest in four joint ventures organized as limited liability companies. The remaining 50% ownership interest in each of the joint ventures is held by John P. Stabile II, a local developer with whom Southwood has also participated in four other residential joint ventures during the past ten years. The formation of these joint ventures provides Southwood with an opportunity to develop its landholdings in such a manner as to provide for a long-term income stream through commercial rental activities. Additionally, the joint ventures, as legal entities, mitigate the financial risk associated with sole ownership of developed commercial properties by Southwood. The joint ventures, whose assets and liabilities are not included in the accompanying Consolidated Balance Sheets, own certain commercial office buildings on which there are outstanding mortgage notes totaling $9.0 million and $9.2 million as of December 31, 2004 and 2003, respectively. Distributions from the joint ventures have from time to time during the past ten years been a significant source of funds to support our dividend payments to shareholders. We account for Southwood’s investment in the four current joint ventures using the equity method of accounting, meaning that we recognize on a current basis 50% of each joint venture’s operating results. Those results reflect ongoing carrying costs such as maintenance and property taxes. Information about our revenues, expenses and cash flows arising from the joint ventures is included in Note 4 of the Notes to Consolidated Financial Statements.

Contractual Obligations

The following table discloses aggregate information about our contractual obligations as of December 31, 2004, and the periods in which payments are due, adjusted for the implementation of our expanded and restructured credit facility with Bank of America described above:

	Total	Less than 1 year		1 to 3 years	3 to 5 years	After 5 years
Long-term debt	$30,610,214	$13,668,152	(1)	$1,137,263	$1,938,594	$13,866,205
Capital leases	25,484	21,109		4,375	—	—
Operating leases	215,022	53,079		107,917	52,263	1,763
Pension and post retirement contributions (2)	2,776,000	188,000		395,000	443,000	1,750,000
Purchase obligations (3)	—	—		—	—	—

Total	$33,626,720	$13,930,340		$1,644,555	$2,433,857	$15,617,968

(1)	Includes $13.3 million of debt that had been due within less than one year as of December 31, 2004, which had either been refinanced with long-term debt or was the subjet of firm commitments to refinance with long-term debt.

(2)	Pension and post retirement contributions cannot be reasonably estimated beyond 2005 and may be impacted by such factors as return on pension assets, changes in the number of plan participants and future salary increases.

(3)	Pennichuck has a Wholesale Water Agreement (the “Agreement”) with Manchester (NH) Water Works (“MWW”) to purchase water from MWW through six metering points for various community water systems owned by Pennichuck and Pennichuck East. The Agreement, amended in February 2003, has a 25-year term and provides for an average daily flow to Pennichuck and Pennichuck East of up to 2.1 million gallons per day (“mgd”) with a maximum daily flow rate of 3.5 mgd. Pennichuck and Pennichuck East purchase water at a rate established by MWW for all of its non-Manchester customers. The current rate, effective January 1, 2005, is $0.87 per one hundred cubic feet (“ccf”) in areas where fire protection is not provided by MWW and $1.14 per ccf where fire protection is provided. The Agreement requires that Pennichuck and Pennichuck East pay a one-time source development charge (“SDC”) of $1.14 for each gallon of the 2.1 million gallons of the average daily flow. To date, Pennichuck and Pennichuck East had achieved a combined peak average daily flow of 894,311 gallons. The SDC is re-calculated annually to reflect any increases in average daily flow and, if the flow is increased, Pennichuck and Pennichuck East pay the SDC for the incremental demand. Any incremental SDC is payable in January of each year. SDC payments began in 1989 and as of December 31, 2003, the total SDC paid to MWW was $1,050,100, which allows the Company to draw an average daily flow of up to 921,140. The incremental SDC paid in 2003 and 2002 was $30,585 and $88,320, respectively. There was no SDC due in January 2004 since the average daily flow in 2003 was less than the previous high average usage level established in 2002. Any future payments to MWW would be subject to an increase in average daily flow. No future obligations under this contract are disclosed since such future payments are based on future water consumption levels that are affected by weather conditions and customer growth.

In April 2004, Pennichuck entered into a long-term lease arrangement with HECOP III, LLC for approximately 13,000 square feet of office space located in Merrimack, New Hampshire which serves as our headquarters. Southwood holds a 50% ownership interest in HECOP III, LLC and the remaining ownership interests are held by John P. Stabile II, who is also the holder of ownership interests in three other LLC joint ventures with Southwood as discussed above.

Pension Plan. We maintain a defined benefit pension plan covering substantially all of our employees. The accounting for this plan under FASB 87, “Employer’s Accounting for Pensions,” requires that we use key assumptions when computing the estimated annual pension expense. These assumptions are (i) the discount rate applied to the projected benefit obligation, (ii) the long-term rate of return on plan assets and (iii) the long-term rate of future increases in compensation. A lower discount rate increases the present value of our pension obligations and our annual pension expense. We reduced our discount rate from 6.25% to 5.75% for 2004, reflecting the overall change in market conditions. Our expected long-term rate of return on pension plan assets is based on the plan’s expected asset allocation, expected returns on various classes of plan assets as well as historical returns. We assumed that our long-term rate of return on pension plan assets was 8% in 2004 and 2003 and 9% in 2002. In addition, we assumed an increase in participant compensation levels of 3%, 4% and 5% in 2004, 2003 and 2002, respectively. These key assumptions are reviewed annually with our actuary and investment advisor and are updated to reflect the plan’s experience. Actual results in any given year will often differ from our actuarial assumptions because of economic and other conditions which may impact the amount of pension expense we recognize.

At December 31, 2003, we had a minimum pension liability of approximately $78,000, representing the excess of our pension liabilities over our plan assets. However, during 2004, the rate of return on plan investments was approximately 17.2% compared to a negative rate of return of 7.4% in 2003. As a result, the market value of our plan assets was slightly lower than our accumulated benefit obligation by approximately $606,000 at December 31, 2004. We recorded an adjustment of approximately $528,000 which resulted in a maximum pension liability of approximately $606,000 at the end of 2004 and a credit, net of taxes, of approximately $317,000 to Other Comprehensive Income. Future adjustments to Other Comprehensive Income will be affected by changes in realized returns on pension plan assets, contributions to pension assets by us and changes in discount rates.

Dividend Reinvestment and Common Stock Purchase Plan. We offer a Dividend Reinvestment and Common Stock Purchase program that is available to our shareholders and residential utility customers residing in New Hampshire. Under this program, our shareholders may reinvest all or a portion of their common dividends into shares of common stock at prevailing market prices. We also accept optional cash payments to purchase additional shares at 100% of the prevailing market prices. This program has provided us with additional common equity of $38,000 in 2004 and $47,000 in 2002. No additional common equity was provided with respect to this program during 2003.

Environmental Matters. Our water utility subsidiaries are subject to the water quality regulations set forth by the EPA and the New Hampshire Department of Environmental Services (“DES”). The EPA is required to periodically set new maximum contaminant levels for certain chemicals as required by the federal Safe Drinking Water Act (“SDWA”). The quality of our treated water currently meets or is better than all standards set by the EPA and the DES. However, increased monitoring and reporting standards have led to additional operating costs for us. Any additional monitoring and testing costs arising from future EPA and DES mandates should eventually be recovered through water rates in our utilities’ future rate filings.

Pennichuck’s filtration plant in Nashua is impacted by the Interim Enhanced Surface Water Treatment Rule, which established a new turbidity standard of 0.3 Nephelometric Turbidity Units or NTU. Turbidity is a measure of sediment or foreign particles that are suspended in the water. Pennichuck has committed approximately $1.6 million in its 2005 capital budget to complete the design phase required for this project. An additional $7.1 million has been allocated in its 2005 budget to initiate construction of required improvements. As discussed earlier, Pennichuck estimates the total cost to comply with this new standard to be approximately $32 million over the next three years although such estimates are subject to any future changes in the Rule and changes in design and construction that may be required.

Three of Pennichuck’s small community water systems have wells that produce water with arsenic levels in excess of the new standard of 10 parts per billion which is effective in February 2006. Pennichuck will install arsenic treatment systems at these locations, however, the expenditures necessary to comply with this standard are not expected to be a material part of our future capital expenditure program. Pennichuck’s remaining community water systems have wells that produce water meeting the new arsenic standard.

Capital expenditures associated with complying with federal and state water quality standards have historically been recognized and approved by the New Hampshire PUC for inclusion in our water rates, though there can be no assurance that the New Hampshire PUC will approve future rate increases in a timely or sufficient manner to cover our capital expenditures.

New Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended and revised in December 2003 (“FIN 46R”), which addresses the consolidation of a variable interest entity (“VIE”) by a business enterprise that is the primary beneficiary. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise with the majority of the risks or rewards associated with the VIE. Application of FIN 46R is required for all potential VIEs that are referred to as special-purpose entities for periods ending after December 15, 2003 and, for all other types of entities that are potential VIEs that are not referred to as special purpose entities, the consolidation requirements apply for periods ending after March 15, 2004. We have assessed the impact of FIN 46R and determined that we do not have any VIEs for which the Company is the primary beneficiary requiring consolidation of the entity as of December 31, 2004. For all other types of entities, the Company is still assessing the impact that FIN 46R will have on its consolidated financial position.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS 123R”). SFAS 123R addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R also eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires that such transactions be accounted for using a fair-value-based method. SFAS 123R is effective for periods beginning after June 15, 2005. The Company is currently assessing the impact that SFAS 123R will have on its consolidated financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding market risk of the Company and our subsidiaries is presented in “Note 3—Debt” and “Note 5—Fair Value of Financial Instruments” in the Notes to the Consolidated Financial Statements included elsewhere in this report.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Pennichuck Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity, other comprehensive income and cash flows present fairly, in all material respects, the financial position of Pennichuck Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) on page 80, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 3, 2005

PENNICHUCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2004	2003
ASSETS
Property, Plant and Equipment
Land	$1,136	$1,196
Buildings	21,912	21,016
Equipment	96,803	92,556
Construction work in progress	2,840	718

	122,691	115,486
Less accumulated depreciation	(31,805)	(29,759)

	90,886	85,727

Current Assets
Cash and cash equivalents	969	391
Accounts receivable, net of allowance of $37 in 2004 and 2003	1,478	1,332
Unbilled revenue	1,787	1,663
Refundable income taxes	313	1,145
Materials and supplies, at cost	886	726
Prepaid expenses and other current assets	955	519

	6,388	5,776
Other Assets
Deferred land costs	1,017	849
Deferred charges and other assets	3,094	3,087
Investment in real estate partnerships	742	547
Note receivable	—	1,224

	4,853	5,707

Total Assets	$102,127	$97,210

The accompanying notes are an integral part of these consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—CONTINUED

(In thousands, except share and per share data)

	December 31,
	2004	2003
STOCKHOLDERS’ EQUITY AND LIABILITIES
Stockholders’ Equity
Common stock—$1 par value
Authorized—11,500,000 shares in 2004 and 2003
Issued—2,414,569 and 2,397,092 shares, respectively
Outstanding—2,413,617 and 2,396,140 shares, respectively	$2,415	$2,397
Additional paid in capital	15,631	15,208
Retained earnings	12,933	13,178
Accumulated other comprehensive income	(690)	(473)

	30,289	30,310
Less treasury stock, at cost; 952 shares	(138)	(138)

	30,151	30,172
Minority interest	6	8
Preferred stock, no par value, 100,000 shares authorized, no shares issued in 2004 and 2003	—	—
Commitments and contingencies (Note 9)
Long-term debt, less current portion	16,946	26,879

Current Liabilities
Line of credit	3,800	2,000
Current portion of long-term debt	9,889	368
Accounts payable	1,083	913
Accrued interest payable	369	370
Other current liabilities	2,227	1,773

	17,368	5,424

Deferred Credits and Other Reserves
Deferred income taxes	9,735	8,552
Deferred gain on land sale	—	1,224
Deferred investment tax credits	933	966
Regulatory liability	1,119	1,107
Post-retirement health benefit obligation	643	560
Accrued pension liability	606	78
Other liabilities	335	345

	13,371	12,832
Contributions in Aid of Construction	24,285	21,895

Total Stockholders’ Equity and Liabilities	$102,127	$97,210

The accompanying notes are an integral part of these consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

	Years Ended December 31,
	2004	2003	2002
Revenues
Water utility operations	$19,601	$18,680	$18,830
Real estate operations	1,437	949	3,088
Water management services	1,932	1,702	1,459
Other	55	57	45

	23,025	21,388	23,422
Operating Expenses
Water utility operations	15,130	14,567	12,785
Real estate operations	282	104	1,750
Water management services	1,369	1,522	1,239

	16,781	16,193	15,774
Operating Income	6,244	5,195	7,648

Eminent domain expenses	(1,202)	(235)	—
Merger and other expenses	(162)	(879)	(1,946)
Other income	31	56	65
Interest expense	(1,952)	(1,969)	(1,978)

Income Before Provision for Income Taxes	2,959	2,168	3,789

Provision for Income Taxes	1,140	888	1,450

Net Income Before Minority Interest	1,819	1,280	2,339

Minority Interest in Loss (Earnings) of Westwood Park LLC, net of tax	1	(33)	2

Net Income	$1,820	$1,247	$2,341

Earnings Per Common Share:
Basic	$.76	$.52	$.98
Diluted	$.76	$.52	$.97

Weighted Average Shares Outstanding:
Basic	2,401,367	2,392,919	2,390,942
Diluted	2,409,324	2,398,198	2,411,781

The accompanying notes are an integral part of these consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock— Shares	Common Stock— Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2001	2,389,019	$2,389	$15,098	$13,544	$(128)	$(308)	$30,595
Net income				2,341			2,341
Dividend reinvestment plan	1,789	2	45				47
Common dividends declared—$.813 per share				(1,944)			(1,944)
Exercise of stock options	2,583	2	27		(16)		13
Other comprehensive income						(619)	(619)

Balances at December 31, 2002	2,393,391	2,393	15,170	13,941	(144)	(927)	30,433
Net income				1,247			1,247
Common dividends declared—$.84 per share				(2,010)			(2,010)
Exercise of stock options	3,701	4	38		6		48
Other comprehensive income						454	454

Balances at December 31, 2003	2,397,092	2,397	15,208	13,178	(138)	(473)	30,172
Net income				1,820			1,820
Dividend reinvestment plan	1,527	2	36				38
Common dividends declared—$.86 per share				(2,065)			(2,065)
Contribution of common stock to pension plan	15,750	16	384				400
Exercise of stock options	200		3				3
Other comprehensive income						(217)	(217)

Balances at December 31, 2004	2,414,569	$2,415	$15,631	$12,933	$(138)	$(690)	$30,151

The accompanying notes are an integral part of these consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2004	2003	2002
Net income	$1,820	$1,247	$2,341
Other comprehensive income:
Additional minimum pension liability adjustment	(656)	581	(1,020)
Unrealized gain (loss) on derivatives	4	(84)	(476)
Reclassification of net losses realized in net income	275	257	244
Income tax benefit (expense) relating to other comprehensive loss	160	(300)	633

	(217)	454	(619)

Comprehensive Income	$1,603	$1,701	$1,722

The accompanying notes are an integral part of these consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2004	2003	2002
Operating Activities:
Net income	$1,820	$1,247	$2,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,117	2,914	2,775
Gain on sale of land	(1,224)	(257)	(765)
Amortization of deferred investment tax credits	(33)	(33)	(33)
Provision for deferred income taxes	1,183	1,918	863
Changes in assets and liabilities:
Increase in accounts receivable and unbilled revenue	(270)	(142)	(258)
(Increase) decrease in refundable income taxes	832	(811)	(209)
Increase in materials and supplies	(160)	(137)	(225)
Increase in prepaid expenses	(436)	(29)	(10)
Increase in deferred charges and other assets	(379)	(572)	(139)
Increase (decrease) in accounts payable and accrued expenses	553	487	(631)
Increase (decrease) in other	533	(320)	291

Net cash provided by operating activities	5,536	4,265	4,000
Investing Activities:
Purchases of property, plant & equipment	(5,438)	(7,181)	(5,274)
Contributions in aid of construction	140	178	157
Decrease in restricted cash	—	151	—
Net decrease in notes receivable	—	605	221
Proceeds from sale of land	1,224	257	2,426
Net change in investment in real estate partnerships and deferred land costs	(364)	(399)	(269)

Net cash used in investing activities	(4,438)	(6,389)	(2,739)
Financing Activities:
Advances on line of credit	1,800	2,000	—
Payments on long-term debt	(368)	(365)	(351)
Proceeds from long-term borrowings	71	399	145
Proceeds from issuance of common stock and dividend reinvestment plan	41	47	61
Dividends paid	(2,064)	(2,010)	(1,944)

Net cash provided by (used in) financing activities	(520)	71	(2,089)

Decrease in cash	578	(2,053)	(828)
Cash at beginning of year	391	2,444	3,272

Cash at end of year	$969	$391	$2,444

The accompanying notes are an integral part of these consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Significant Accounting Policies

Pennichuck Corporation (the “Company”) is an investor-owned holding company located in Nashua, New Hampshire with three wholly owned operating subsidiaries, Pennichuck Water Works, Inc. (“Pennichuck”), Pennichuck East Utility, Inc. (“Pennichuck East”) and Pittsfield Aqueduct Company, Inc. (“Pittsfield”), involved in regulated water supply and distribution in Nashua and towns throughout southern and central New Hampshire; non-regulated, water-related services conducted through Pennichuck Water Service Corporation (the “Service Corporation”); and real estate management and development activities conducted through The Southwood Corporation (“Southwood”).

Pennichuck, Pennichuck East and Pittsfield (collectively referred to as the “Company’s utility subsidiaries”) are engaged principally in the gathering and distribution of potable water to approximately 29,900 customers in southern and central New Hampshire. The Company’s utility subsidiaries, which are regulated by the New Hampshire Public Utilities Commission (the “NHPUC”), are subject to the provisions of Statement of Financial Accounting Standards No. (“SFAS”) 71, “Accounting for the Effects of Certain Types of Regulation.” The Service Corporation is involved in providing non-regulated, water-related services to over 8,600 customers while Southwood owns, manages and develops real estate.

(a) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

(b) Investment in Joint Ventures

Southwood uses the equity method of accounting for its investments in joint ventures in which it does not have a controlling interest. Under this method, Southwood records its proportionate share of earnings or losses which are included under “Revenues-Real estate operations” with a corresponding increase or decrease in the carrying value of the investment. The investment is reduced as cash distributions are received from the joint ventures. See Note 4, “Equity Investments in Unconsolidated Companies” for further discussion of its equity investments.

(c) Use of Estimates in the Preparation of Financial Statements

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

(d) Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, demand deposits and investments in short-term money market funds with initial maturities, when purchased, of three months or less. Included in cash and cash equivalents are funds received in escrow pursuant to the sale of a building in accordance with the tax

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

free exchange provisions of Internal Revenue Code Section 1031. This building previously served as the Company’s corporate office until its relocation to a new leased facility on April 30, 2004. The Company sold this building on November 9, 2004 for approximately $800,000 and is currently identifying like-kind property acquisitions in settlement of the Internal Revenue Code provisions.

(e) Inventory

Inventory is stated at the lower of cost, using the average cost method, or market.

(f) Property, Plant and Equipment

Property, plant and equipment, which includes principally the water utility assets of the Company’s utility subsidiaries, is recorded at cost plus an allowance for funds used during construction on major, long-term projects. The provision for depreciation is computed on the straight-line method over the estimated useful lives of the assets including property funded with contributions in aid of construction. The useful lives range from 5 to 84 years and the average composite depreciation rate was 2.66% in 2004, 2.67% in 2003 and 2.69% in 2002. Depreciation expense in 2004, 2003 and 2002 was $3,137,658, $2,937,358 and $2,730,486, respectively. The components of Property, Plant and Equipment at December 31, 2004 and 2003 are as follows:

	2004	2003	Useful Lives
	($000’s)
Utility Property:
Land	$1,125	$1,125	—
Source of supply	22,422	20,579	34 - 75
Pumping & purification	9,401	9,183	15 - 35
Transmission & distribution	60,170	57,692	40 - 84
General, including services, meters, hydrants and other equipment	26,717	24,907	7 - 75
Construction work in progress	2,840	718

Total Utility Property	122,675	114,204
Non-utility Property	16	1,282	5

Total Property, Plant & Equipment	$122,691	$115,486

Maintenance, repairs and minor improvements are charged to expense as incurred. Improvements which significantly increase the value of property, plant and equipment are capitalized.

(g) Treasury Stock

Treasury stock held by the Company represents shares tendered by employees as payment for existing outstanding options. Treasury stock received is recorded at its fair market value when tendered. Any such treasury stock held by the Company is not retired but instead is held until its ultimate disposition has been decided.

(h) Allowance for Funds Used During Construction (“AFUDC”)

AFUDC represents a non-cash credit to income with a corresponding charge to plant in service. AFUDC amounts reflect the cost of borrowed funds and, if applicable, equity capital when used to fund major plant construction projects. During 2004 and 2003, total AFUDC credited to income was approximately $93,000 and $4,000, respectively. There were no AFUDC amounts credited to income during 2002.

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(i) Revenues

Standard charges for water utility services to customers are recorded as revenue, based upon meter readings and contract service, as services are provided. The majority of the Company’s water revenues are based on rates approved by the NHPUC. Estimates of unbilled service revenues are recorded in the period the services are provided. Provision is made in the financial statements for estimated uncollectible accounts.

(j) Deferred Charges and Other Assets

Deferred charges include certain regulatory assets and costs of obtaining debt financing. Regulatory assets are amortized over periods being recovered through authorized rates. Deferred financing costs are amortized over the term of the related bonds and notes. The Company’s utility subsidiaries have recorded certain regulatory assets in cases where the NHPUC has permitted, or is expected to permit, recovery of these costs over future periods. Currently, these regulatory assets are being amortized over periods ranging from 3 to 25 years. Deferred charges and other assets consist of the following:

	2004	2003
	($000’s)
Regulatory assets:
Source development charges	$587	$669
Miscellaneous studies	628	742
Supplemental retirement plan asset	323	253
Sarbanes-Oxley costs	152	140
Other	153	55

	1,843	1,859
Financing costs	547	501
Franchise fees and other	431	444
Filtration grant receivable	273	283

Total	$3,094	$3,087

Sarbanes-Oxley costs totaling approximately $152,000 and $140,000 represent costs incurred during 2004 and 2003, respectively, relating to the implementation and compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The Company has received approval from the NHPUC related to the future recoverability of such costs.

(k) Deferred Land Costs

Included in deferred land costs is Southwood’s original basis in its landholdings and any land improvements which are stated at the lower of cost or market.

(l) Notes Receivable

In January 2003, Southwood sold a tract of land to an unaffiliated regional developer for approximately $1.5 million. Under the terms of that sale, Southwood conveyed approximately 66.8 acres of land in exchange for approximately $257,000 in cash and a long-term note receivable of $1,224,000. The note, which was scheduled to have matured in October 2005, carried a floating interest rate of prime plus 1.5% and was secured by a first mortgage on the property. The pretax gain on that sale was approximately $1.48 million, of which $257,000, representing the net cash received at closing, is included in “Revenues-Real estate operations” for 2003. The entire balance of the note was paid in 2004 resulting in the recognition of a gain for the full note receivable balance of $1,224,000 in accordance with the requirements established under Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate.”

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(m) Income Taxes

Income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes” using the accrual method and the provision for federal and state income taxes is based on income reported in the financial statements, adjusted for items not recognized for income tax purposes. Provisions for deferred income taxes are recognized for accelerated depreciation and other temporary differences. A valuation allowance is provided to offset any net deferred tax assets if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Investment credits previously realized for income tax purposes are amortized for financial statement purposes over the life of the property, giving rise to the credit.

(n) Contributions in Aid of Construction (“CIAC”)

Under construction contracts with real estate developers and others, the Company’s regulated subsidiaries receive non-refundable advances for the costs of new main installation. The regulated subsidiaries also credit to Plant and CIAC the fair market value of developer installed mains and any excess of fair market value over the cost of community water systems purchased from developers. The CIAC account and related plant asset are amortized over the life of the property.

(o) Reclassifications

Certain amounts in 2003 have been reclassified to conform with the 2004 financial statement presentation.

(p) Earnings Per Share

The Company computes earnings per share following the provisions of SFAS No. 128, “Earnings per Share.” Basic net income per share is computed using the weighted-average number of common shares outstanding for a period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding for the period. For the years ended December 31, 2004, 2003 and 2002, dilutive potential common shares consisted of outstanding options.

The dilutive effect of outstanding stock options is computed using the treasury stock method. Calculations of the basic and diluted net income per common share and potential common shares are as follows:

	2004	2003	2002
	(In thousands, except share and per share data)
Basic earnings per share	$0.76	$0.52	$0.98
Dilutive effect of unexercised stock options	—	—	(0.01)

Diluted earnings per share	$0.76	$0.52	$0.97

Numerator:
Basic net income	$1,820	$1,247	$2,341

Diluted net income	$1,820	$1,247	$2,341

Denominator:
Basic weighted average shares outstanding	2,401,367	2,392,919	2,390,942
Dilutive effect of unexercised stock options	7,957	5,279	20,839

Diluted weighted average shares outstanding	2,409,324	2,398,198	2,411,781

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(q) Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment to FASB Statement No. 123” (“SFAS 148”) which provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 requires prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation. At this time, the Company does not intend to change to the fair value based method of accounting for stock-based compensation. On a pro forma basis, the Company’s net income and earnings per share for the years ended December 31 would have been reduced to the following amounts had compensation cost for the plan been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation.”

	2004	2003	2002
	(In thousands, except share and per share data)
Net income:
As reported	$1,820	$1,247	$2,341
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related taxes	(242)	(181)	(145)

Pro forma net income	$1,578	$1,066	$2,196

Basic net income per share:
As reported	$0.76	$0.52	$0.98
Pro forma	$0.66	$0.45	$0.92
Diluted net income per share:
As reported	$0.76	$0.52	$0.97
Pro forma	$0.65	$0.44	$0.91

Note 2—Income Taxes

The components of the federal and state income tax provision at December 31 are as follows:

	2004	2003	2002
	($000’s)
Federal	$920	$728	$1,180
State	253	193	303
Amortization of investment tax credits	(33)	(33)	(33)

	$1,140	$888	$1,450

Currently payable/(receivable)	$(425)	$(769)	$436
Deferred	1,565	1,657	1,014

	$1,140	$888	$1,450

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation between the statutory federal income tax rate and the effective income tax rate for 2004, 2003 and 2002:

	2004	2003	2002
Statutory federal rate	34.0%	34.0%	34.0%
State tax rate, net of federal benefit	5.6	6.0	5.3
Permanent differences	(.6)	7.0	—
Amortization of investment tax credits	(1.1)	(1.5)	(.8)
Other	.6	(3.9)	(.2)

Effective tax rate	38.5%	41.6%	38.3%

For federal income tax purposes, the Company has a net operating loss in 2004. The 2004 net operating loss will be carried back to 2002. At December 31, 2004, the Company had approximately $362,000 of alternative minimum tax credits. At December 31, 2003, the Company had approximately $93,000 of alternative minimum tax credits resulting from a net operating loss in 2003. During 2004, the Company received federal income tax refunds totaling approximately $1.1 million related to prior year net operating loss carrybacks.

The Company has a regulatory liability related to income taxes of $1,118,898 and $1,107,119 at December 31, 2004 and 2003, respectively. This represents the amount of deferred taxes recorded at rates higher than currently enacted rates and the impact of deferred investment tax credits on future revenue.

The temporary items that give rise to the net deferred tax liability at December 31, 2004 and 2003 are as follows:

	2004	2003
	($000’s)
Liabilities:
Property related	$11,869	$10,977
Other	706	625

	12,575	11,602

Assets:
Investment tax credits and other	1,119	1,107
Taxes on contributions in aid of construction	327	461
Alternative minimum tax carry-back	362	93
Deferred gain on land sale	—	485
Merger-related and other	1,332	1,204

	3,140	3,350
Valuation allowance	(300)	(300)

Net deferred tax liabilities	$9,735	$8,552

The Company has recorded a valuation allowance of approximately $300,000 relating to the tax benefit of contribution deduction carry forwards expected to be taken within the next two years (the remaining statutory carry forward period for federal tax purposes related to its charitable contribution of land in 2001). However, there is no assurance that future taxable income will be sufficient to fully realize such tax benefits given current Internal Revenue Code limitations. Furthermore, in the event that the Internal Revenue Service examines any of the years affected by this carry forward, the Company’s ability to utilize such deductions could be altered as well. When the Company is able to determine that it is more likely than not that these benefits will be realized in full or in part, the related valuation allowance will be adjusted accordingly.

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Debt

Long-term debt at December 31 consists of the following:

	2004	2003
	($000’s)
Unsecured notes payable to various insurance companies:
9.10% due April 1, 2005	$3,500	$3,500
7.40% due March 1, 2021	8,000	8,000
Unsecured Industrial Development
Authority Revenue Bond 1988 series 7.50%, due July 1, 2018	910	975
Unsecured Business Finance Authority
1994 Revenue Bond (series A), 6.35% due December 1, 2019	2,345	2,480
Unsecured Business Finance Authority
1994 Revenue Bond (series B), 6.45% due December 1, 2016	1,205	1,320
Unsecured Business Finance Authority 1997 Revenue Bond, 6.30%, due May 1, 2022	4,000	4,000
Secured notes payable to bank, floating rate, due April 8, 2005	6,000	6,000
Unsecured New Hampshire State Revolving Fund
Loan, 3.80%, due May 1, 2022	384	404
Loan, 2.315%, due April 1, 2013	121	133
Loan, 3.976%, due January 1, 2025	346	399
Secured loan, 7.99%, due October 1, 2007	6	—
Secured loan, 5.00%, due October 1, 2005	18	36

	26,835	27,247
Less current portion	9,889	368

	$16,946	$26,879

The 1994 Series A and B Bonds may be redeemed in whole or in part at the Company’s option at a premium not to exceed 2% and may be redeemed at par on or after December 1, 2008. The notes and bonds payable require periodic interest payments (either monthly or semi-annually) which are based on the outstanding principal balances. The aggregate principal payment requirements subsequent to December 31, 2004 are as follows:

Amount
($000’s)
2005	$9,889
2006	371
2007	771
2008	969
2009	969
2010 and thereafter	13,866

$26,835

The note and bond agreements require, among other things, the maintenance of certain financial ratios and restrict the payment or declaration of dividends by Pennichuck. Under Pennichuck’s most restrictive covenant, cumulative common dividend payments or declarations by Pennichuck subsequent to December 31, 1989 are limited to cumulative net income earned after that date plus $1,000,000. At December 31, 2004, approximately $5.9 million of Pennichuck’s retained earnings were unrestricted for payment or declaration of common

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dividends. In addition, substantially all of the assets owned by Pennichuck East, totaling approximately $18.0 million and $16.6 million at December 31, 2004 and 2003, respectively, are secured as collateral under a certain $4.5 million note with a local bank dated April 8, 1998.

The Company has available a $6.5 million unsecured, revolving credit facility with a bank. Borrowings under the revolving credit facility bear interest at a variable rate equal to the lesser of the bank’s cost of funds or the LIBOR plus 125 basis points. The revolving credit facility is subject to renewal and extension by the bank annually on June 30 of each year. At December 31, 2004 and 2003, the Company had outstanding borrowings under the revolving credit facility totaling $3.8 million and $2.0 million, respectively.

The Company has two interest rate financial instruments which qualify as derivatives under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). These financial derivatives have been designated as cash flow hedges under the provisions of SFAS 133. The financial instruments are used to mitigate interest rate risks associated with the Company’s $6.0 million floating-rate loans. The floating rates, which are based on LIBOR plus 65 basis points, were 3.0% and 1.82%, at the end of 2004 and 2003, respectively. The agreements provide for the exchange of fixed rate interest payment obligations for floating rate interest payment obligations on notional amounts of principal. The two derivative agreements have a fixed rate of 6.50%. The notional amount of the debt for which interest rate exchanges have been entered into under these agreements is $6.0 million at December 31, 2004 and 2003. The fair value of the financial derivatives, included in the Company’s consolidated balance sheet as “Other liabilities,” was approximately $67,000 and $345,000 at December 31, 2004 and 2003, respectively. Changes in the fair values of those derivatives are deferred in accumulated other comprehensive income.

Note 4—Equity Investments in Unconsolidated Companies

At December 31, 2004 and 2003, Southwood had a 50 percent ownership interest in four limited liability companies (“LLCs”). The remaining 50 percent ownership interest in each of the LLCs is held by John Stabile, principal owner of H.J. Stabile & Son, Inc. (“Property Manager”). The LLCs, whose assets and liabilities are not included in the accompanying consolidated balance sheets, own certain commercial office buildings on which there are outstanding mortgage notes totaling approximately $9.0 million and $9.2 million at December 31, 2004 and 2003, respectively.

Southwood uses the equity method of accounting for its investments in the four LLCs and accordingly, its investment is adjusted for its share of earnings or losses and for any distributions or dividends received from the LLCs. For the years ended December 31, 2004, 2003 and 2002, Southwood’s share of earnings in the LLCs was approximately $195,000, $417,000, and $314,000, respectively. Southwood’s share of earnings and losses are included under revenues-real estate operations in the accompanying consolidated statements of income. For the year ended December 31, 2004, there were no cash distributions received from the LLCs. For the years ended December 31, 2003 and 2002, cash distributions received from the LLCs were approximately $68,000 and $175,000, respectively. The principal assets of the LLCs are the land, buildings and leasehold improvements, the total of which at December 31, 2004 and 2003 was approximately $9.9 million and $9.7 million, respectively.

In accordance with the terms of the LLCs’ operating agreements, the Property Manager charges the LLCs a management fee to offset its real estate management costs. The management fee is calculated as a percentage of the LLCs’ monthly rent. For the years ended December 31, 2004, 2003 and 2002, total management fees charged to the LLCs were approximately $66,000, $73,000 and $90,000, respectively. The Property Manager also leases approximately 14,000 square feet of office and garage space in one of the LLCs for which it made annual lease payments of approximately $202,000 in 2002, 2003 and 2004.

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Fair Value of Financial Instruments

The fair value of certain financial instruments included in the accompanying consolidated balance sheet as of December 31, 2004 is as follows:

	Carrying Value	Fair Value
	($000’s)
Long-term debt	$26,835	$29,801
Interest rate swaps	$(67)	$(67)

There are no quoted market prices for the Company’s various long-term debt issues and thus, their fair values have been determined based on quoted market prices for securities similar in nature and in remaining maturities. The fair value for long-term debt shown above does not purport to represent the amounts at which those debt obligations would be settled. The fair market value of the Company’s interest rate swaps represents the estimated cost to terminate these agreements as of December 31, 2004 based upon current interest rates.

The carrying values of the Company’s cash, restricted cash, and short-term notes receivable approximate their fair values because of the short maturity dates of those financial instruments.

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Benefit Plans

Pension Plan

The Company has a non-contributory, defined benefit pension plan (the “Plan”) covering substantially all full-time employees. The benefits are formula-based, giving consideration to both past and future service as well as participant compensation levels. The Company’s funding policy is to contribute annually up to the maximum amount deductible for federal tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The Plan uses December 31 for the measurement date to determine its projected benefit obligation and fair value of plan assets. The Plan uses January 1 as the measurement date to determine net periodic benefit costs. The changes in benefit obligation and plan assets were as follows:

	December 31,
	2004	2003
	($000’s)
Change in benefit obligation:
Benefit obligation, beginning of year	$4,762	$4,555
Service cost	251	201
Interest cost	307	270
Actuarial (gain)/loss	702	(147)
Benefits paid, excluding expenses	(154)	(117)

Benefit obligation, end of year	$5,868	$4,762

Change in plan assets:
Fair value of plan assets, beginning of year	$3,787	$3,156
Actual return (loss) on plan assets, net	308	537
Expenses	(10)	(11)
Employer contribution	400	222
Benefits paid, excluding expenses	(154)	(117)

Fair value of plan assets, end of year	$4,331	$3,787

The plan’s funded status was as follows:
Funded status	$(1,538)	$(975)
Unrecognized net actuarial loss	2,042	1,378
Unrecognized transition asset	(28)	(42)
Unrecognized prior service cost	3	3

Net amount recognized	$479	$364

Amounts recognized in the consolidated balance sheets consisted of:
Accrued retirement liability	$(606)	$(78)
Accumulated other comprehensive income	1,082	439
Intangible asset	3	3

Net amount recognized	$479	$364

	2004	2003
Weighted average assumptions used to value benefit obligations were as follows:
Discount rate at the end of the year	5.75%	6.25%
Rate of compensation increase at the end of the year	3.00%	3.00%

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2004	2003	2002
		($000’s)
Components of net periodic benefit cost were as follows:
Service cost	$251	$201	$216
Interest cost	307	270	271
Expected return on plan assets	(312)	(252)	(296)
Amortization of prior service cost	1	1	1
Amortization of transition asset	(14)	(14)	(14)
Recognized net actuarial loss	52	60	30

Net periodic benefit cost	$285	$266	$208

Weighted average assumptions used to calculate net periodic benefit cost were as follows:
Discount rate at the beginning of the year	6.25%	6.50%	7.50%
Expected return on plan assets for the year (net of investment expenses)	8.00%	8.00%	9.00%
Rate of compensation increase at the beginning of the year	3.00%	4.00%	5.00%

Our expected long-term rate of return on pension plan assets is based on the Plan’s expected asset allocation, expected returns on various classes of Plan assets as well as historical returns.

The projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for the pension plan were $5,868,270, $4,936,704 and $4,330,699, respectively, as of December 31, 2004 and $4,761,896, $3,864,799 and $3,786,666, respectively, as of December 31, 2003. Since the market value of the Company’s Plan assets was lower than the Plan’s accumulated benefit obligation, the Company recorded a minimum pension liability of approximately $606,000 and $78,000 at December 31, 2004 and 2003, respectively. This resulted in an increase in the additional minimum liability for the Plan of approximately $528,000 in 2004.

In establishing its investment policy, the Company has considered the fact that the pension plan is a major retirement vehicle for its employees and the basic goal underlying the establishment of the policy is to provide that the assets of the plan are prudently invested. Accordingly, the Company does not consider it necessary to adopt overly aggressive investment approaches that may expose the pension assets to severe depreciation in asset values during adverse markets. The investment policy should provide a high probability of generating a rate of return equal to at least 4% in excess of inflation over a long-term time horizon. The Company’s investment strategy applies to its post retirement plans as well as its pension plan.

The pension plan’s investment strategy utilizes several different asset classes with varying risk/return characteristics. The following indicates the asset allocation percentage of the fair value of the plan assets as of December 31 as well as the pension plan’s targeted allocation range:

	2004	2003	Asset Allocation Range
Equities	47%	47%	30% – 55%
Fixed income	53%	53%	45% – 90%
Other	—	—	0% – 5%

Total	100%	100%

On September 8, 2004, the Company contributed 15,750 shares of its common stock into the Plan. The value of this contribution, based on the closing price of the Company’s common stock on that date, was approximately $400,000. While not required to make contributions to the Plan, the Company anticipates that it will contribute approximately $195,000 to the Plan in 2005.

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated benefit payments for the years after 2004 are as follows:

(in thousands)
2005	$146
2006	140
2007	138
2008	148
2009	163
2010-2014	1,209

$1,944

Defined Contribution Plan

In addition, the Company has a defined contribution plan covering substantially all full-time employees. Under this plan, the Company matches 100% of the first 3% of the employee’s salary contributed to the plan. The matching employer’s contributions, recorded as operating expenses, were approximately $121,000, $115,000 and $115,000 for 2004, 2003 and 2002, respectively.

Other Post-retirement Benefits

The Company provides post-retirement medical benefits to current and retired employees through separate post-retirement medical plans for its union and non-union employees. Future benefits, payable to current employees upon reaching normal retirement date, are calculated based on the actual percentage of wage and salary increases earned from the plan inception date to normal retirement date. The post retirement plans use December 31 for the measurement date to determine their projected benefit obligation and fair value of plan assets. These plans use January 1 as the measurement date to determine net periodic benefit cost except that the post employment plan, which was initiated during 2003, used October 1 as such measurement date during its first year of implementation. The changes in benefit obligation and plan assets were as follows:

	December 31,
	2004	2003
	($000’s)
Change in benefit obligation:
Benefit obligation, beginning of the year	$1,293	$992
Service cost	39	59
Interest cost	54	69
Actuarial loss	(338)	173
Benefits paid, excluding expenses	(28)	—

Benefit obligation, end of year	$1,020	$1,293

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2004	2003
	($000’s)
Change in plan assets:
Fair value of plan assets, beginning of the year	$371	$184
Actual return (loss) on plan assets, net	20	31
Employer contribution	108	156
Benefits paid, excluding expenses	(28)	—

Fair value of plan assets, end of year	$471	$371

The plan’s funded status was as follows:
Funded status	$(549)	$(922)
Unrecognized net actuarial loss	(2)	327
Unrecognized prior service cost	38	52

Net amount recognized	$(513)	$(543)

Weighted average assumptions used to value benefit obligations were as follows:
Discount rate at the end of the year	5.75%	6.00%
Rate of compensation increase at the end of the year	3.00%	3.00%

	2004	2003	2002
	$(000’s)
Components of net periodic benefit cost were as follows:
Service cost	$39	$59	$33
Interest cost	54	69	59
Expected return on plan assets	(30)	(22)	(15)
Amortization of prior service cost	15	15	15
Amortization of transition obligation	—	—	30
Recognized net actuarial loss	—	8	—

Net periodic benefit cost	$78	$129	$122

Weighted average assumptions used to calculate net periodic benefit cost were as follows:
Discount rate at the beginning of the year	6.25%	6.50%	7.50%
Expected return on plan assets for the year (net of investment expenses)	8.00%	8.00%	9.00%
Rate of compensation increase at the beginning of the year	3.00%	4.00%	5.00%
Healthcare cost trend rate at the beginning of the year	9.00%	9.00%	9.00%

A one percent change in the assumed health care cost trend rate would not have had a material effect on the post-retirement benefit cost or the accumulated post-retirement benefit obligation in 2004.

The following indicates the asset allocation percentages of the fair value of total Plan assets for each major type of post-retirement plan assets as of December 31 as well as targeted percentages and the permissible range:

	2004	2003	Asset Allocation Range
Equities	56%	54%	30% – 55%
Fixed income	40%	42%	45% – 90%
Other	4%	4%	0% – 5%

Total	100%	100%

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assets of the Company’s PBOP Plan are held in VEBA trusts.

The estimated benefit payments for the years after 2004 are as follows:

(in thousands)
2005	$33
2006	32
2007	30
2008	34
2009	39
2010-2014	282

$450

In 2003, the Company began offering post-employment medical benefits for employees who retire prior to their normal retirement age and who have met certain age and service requirements. The benefits, which are offered through a separate plan, allow continuity of coverage at group rates from the employee’s retirement date until the employee becomes eligible for Medicare. The plan became effective October 1, 2003. If the employee elects to remain on the Company’s group medical plan, the employee will be responsible for reimbursing the Company for the full monthly premium. Upon request, the spouse of the employee may remain on the Company’s group medical plan as long as the full monthly premium is reimbursed to the Company. The post-employment plan is funded from the general assets of the Company. The changes in benefit obligation and plan assets were as follows:

	2004	2003
	($000’s)
Change in benefit obligation:
Benefit obligation, beginning of year	$351	$359
Service cost	51	5
Interest cost	34	5
Actuarial gain	241	(18)
Benefits paid, excluding expenses	—	—

Benefit obligation, end of year	$677	$351

The plan’s funded status was as follows:
Funded status	$(677)	$(351)
Unrecognized net actuarial gain	216	(18)
Unrecognized prior service cost	331	353

Net amount recognized	$(130)	$(16)

	2004	2003
Weighted average assumptions used to value benefit obligations were as follows:
Discount rate at the end of the year	5.75%	6.00%
Health care cost trend rate at the end of the year	9.00%	9.00%

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2004	2003
	$(000’s)
Components of net periodic benefit cost were as follows:
Service cost	$51	$5
Interest cost	34	5
Amortization of prior service cost	22	6
Recognized net actuarial loss	6	—

Net periodic benefit cost	$113	$16

Weighted average assumptions used to calculate net periodic benefit cost were as follows:
Discount rate at the beginning of the year	6.25%	6.00%
Health care cost trend rate at the beginning of the year	9.00%	9.00%

The estimated benefit payments for the years after 2004 are as follows:

(in thousands)
2005	$9
2006	24
2007	31
2008	28
2009	31
2010-2014	259

$382

In December 2003, the FASB issued Staff Position (FSP) 106-1, “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). The Act provides for prescription drug benefits for retirees over the age of 65 under a new Medicare Part D program. For employers like the Company, who currently provide retiree medical programs for former employees over the age of 65, there are potential subsidies available which are inherent in the Act. The Act potentially entitles these employers to a direct tax-exempt federal subsidy.

In May 2004, the FASB issued FSP 106-2. This FSP provides guidance on the accounting for the effects of the Act. The guidance indicates that, when an employer initially accounts for the subsidy, the effect on the accumulated postretirement benefit obligation should be accounted for as an actuarial gain (assuming no plan amendments are made). In addition, since the subsidy would affect the employer’s share of its plan’s costs, the subsidy is included in measuring the costs of benefits attributable to current service. Therefore, the subsidy should reduce service cost when it is recognized as a component of net periodic postretirement benefit cost. This FSP became effective on July 1, 2004. The Company has concluded, in consultation with its actuarial service provider, that the adoption of this FSP did not have a material effect on the Company’s combined financial statements.

Note 7—Stock Based Compensation Plans

The Company provides its officers and key employees incentive and non-qualified options on a discretionary basis pursuant to two stock option plans, the 1995 Stock Option Plan (“1995 Plan”) and the 2000 Stock Option Plan (“2000 Plan”).

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 1995 Plan, as amended, permits the granting of both incentive stock options and non-qualified stock options to employees at a price per share equivalent to the market value at the date of the grant. Options become exercisable immediately following the grant and expire ten years from the date of grant. The number of shares of common stock subject to issuance under the 1995 Plan is 75,000. At December 31, 2004, no further shares were available for future grant under the 1995 Plan.

The 2000 Plan, as amended, provides for the granting of both incentive stock options and non-qualified stock options to employees at a price per share equivalent to the market value at the date of the grant. Options generally become exercisable immediately following the grant and expire ten years from the date of grant. The number of shares of common stock subject to issuance under the 2000 Plan is 150,000. At December 31, 2004, 116,601 shares were available for future grant under the 2000 Plan.

In accordance with SFAS No. 123, the Company accounts for stock-based compensation for employees under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” using the intrinsic value method and has elected the disclosure-only alternative under SFAS No. 123.

The following table summarizes the activity under the stock option plans for the three-year period ended December 31, 2004:

	Number of Shares	Price per Share	Weighted Average Price per Share
Options outstanding at December 31, 2001	69,803	$8.12-$23.25	$20.15
Granted	18,175	27.00	27.00
Exercised	(2,583)	8.12-15.75	11.33
Canceled	—	—	—

Options outstanding at December 31, 2002	85,395	8.12-27.00	21.88
Granted	50,000	24.10-26.85	25.20
Exercised	(11,701)	8.12-23.25	17.49
Canceled	(13,856)	20.39-27.00	24.47

Options outstanding at December 31, 2003	109,838	8.12-27.00	23.53
Granted	24,900	28.32	28.32
Exercised	(200)	21.00	21.00
Canceled	—	—	—

Options outstanding at December 31, 2004	134,538	$8.12-$28.32	$24.43

Exercisable at December 31, 2004	124,538	$8.12-$28.32	$24.46

Exercisable at December 31, 2003	89,838	$8.12-$27.00	$23.40

Exercisable at December 31, 2002	85,395	$8.12-$27.00	$21.88

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about options outstanding and exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number of Shares Outstanding	Weighted Average Exercise Price per Share
$ 8.12	501	2.00	$8.12	501	$8.12
$ 8.63	251	1.00	$8.63	251	$8.63
$ 9.50	501	3.00	$9.50	501	$9.50
$15.75	5,231	4.00	$15.75	5,231	$15.75
$20.39	20,069	6.00	$20.39	20,069	$20.39
$23.25	19,835	5.00	$23.25	19,835	$23.25
$24.10	30,000	8.58	$24.10	20,000	$24.10
$26.85	20,000	8.75	$26.85	20,000	$26.85
$27.00	13,250	7.00	$27.00	13,250	$27.00
$28.32	24,900	9.00	$28.32	24,900	$28.32

	134,538			124,538

The weighted average fair value per share of options granted during 2004, 2003 and 2002 was $8.24, $6.59 and $7.99, respectively. The fair value of each option grant is estimated on the date of grant using the following assumptions:

	Year Ended December 31,
	2004	2003	2002
Risk-free interest rate	3.12%	3.30%	4.60%
Expected dividend yield	3.04%	3.42%	2.90%
Expected lives	5 years	5 years	5 years
Expected volatility	39.00%	36.00%	36.00%

Note 8—Shareholder Rights Plan

On April 20, 2000, the Company’s Board of Directors adopted a Rights Agreement and declared a dividend of one preferred share purchase right (“Right”) for each outstanding share of common stock, $1.00 par value. Each Right entitles the shareholder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $85.00 per share, subject to adjustment. The Rights become exercisable in the event that a person or group acquires, or commences a tender or exchange offer to acquire, more than 10% of the Company’s outstanding common stock. In that event, each Right will entitle the holder, other than the acquiring party, to purchase a number of common shares of the Company having a market value equal to two times the Right’s exercise price. If the Company is acquired in a merger or other business combination at any time after the Rights become exercisable, the Rights will entitle the holder to purchase a certain number of shares of common stock of the acquiring company having a market value equal to two times the Right’s exercise price. The Rights are redeemable by the Company at a redemption price of $.01 per Right at any time before the Rights become exercisable. The Rights will expire on April 19, 2010, unless previously redeemed.

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Commitments and Contingencies

Termination of Merger Agreement

On April 29, 2002, the Company entered into a definitive agreement with Philadelphia Suburban Corporation (“PSC”) to merge into a wholly owned subsidiary of PSC with shareholders of the Company receiving shares of PSC in the merger. PSC subsequently changed its name to Aqua America, Inc. The merger was subject to several conditions, including approval by the shareholders of the Company and approval by the New Hampshire Public Utilities Commission (“NHPUC”). The review of the merger by the NHPUC and approval by the Company’s shareholders was expected to occur in the first half of 2003.

However, on November 26, 2002, the Board of Aldermen of the City of Nashua, New Hampshire (the “City”) adopted a resolution calling for a referendum to authorize the City to pursue the acquisition, by an eminent domain proceeding or otherwise, of all or a portion of Pennichuck’s water system serving the residents of the City and others. The City’s voters passed the referendum on January 14, 2003. On February 4, 2003, the Company announced that it had reached an agreement with PSC to terminate PSC’s pending acquisition of the Company. The decision to terminate the merger agreement resulted from the City’s ongoing efforts to acquire Pennichuck’s utility plant and property by eminent domain. Expenses associated with the PSC merger transaction and related issues totaled approximately $231,000 and $1,946,000 for the years ended December 31, 2003 and 2002, respectively. There were no expenses associated with the merger transaction during 2004. The 2003 and 2002 expenses consisted of the following:

	2003	2002
	($000’s)
Investment banking fees	$—	$1,086
Legal and other fees relating to merger and regulatory approval	231	860

Total merger and related costs	$231	$1,946

Under current Internal Revenue Code regulations, costs relating specifically to the merger transaction may be deductible for federal income tax purposes in the year in which the merger is terminated. As a result, the Company realized approximately $1.5 million of merger-related direct costs for federal income tax purposes in 2003.

Pending Municipalization Efforts

On March 25, 2004, the City filed a petition with the NHPUC under the New Hampshire utility municipalization statute, NHRSA Ch. 38, seeking to take by eminent domain all of the utility assets of the Company’s three utility subsidiaries. Under NHRSA Ch. 38, if the NHPUC makes a finding that it is in the public interest to do so, a municipality may take the assets of a utility providing service in that municipality. The NHPUC is also charged with determining the amount of compensation for the assets that it finds it is in the public interest for the municipality to take. On January 21, 2005, the NHPUC issued an order ruling, among other things, that (1) the City does not have the legal authority to pursue a taking of the assets of the two Pennichuck utility subsidiaries that provide no service in Nashua, Pennichuck East Utility, Inc. or Pittsfield Aqueduct Company, Inc. and (2) the City does have the legal authority to pursue a potential taking of all of the assets of Pennichuck Water Works, Inc., subject to a determination by the NHPUC as to what portion of those assets, if any, it is in the public interest for Nashua to take.

Pursuant to an order issued by the NHPUC on October 1, 2004, the City filed written testimony on November 22, 2004 supporting its position that the proposed taking is in the public interest. The Commission has

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

indicated that it will set a procedural schedule for the remainder of the case after the parties have submitted written statements of their positions regarding the sequencing of events in the case and have met to discuss procedural issues.

If the City is successful in obtaining a determination by the NHPUC that it should be allowed to take some or all of Pennichuck’s assets, the City is not required under NHRSA Ch. 38 to complete the taking and could ultimately choose not to proceed with the purchase of the assets. The Company cannot predict the ultimate outcome of these matters. It is possible that, if the acquisition efforts of the City are successful, the financial position of the Company would be materially impacted.

Prior to the City’s filing of its eminent domain case at the NHPUC, the Company filed a Petition for Declaratory Judgment in New Hampshire Superior Court seeking a determination that the City had waited too long to seek condemnation authority from the NHPUC after obtaining a public vote on November 26, 2002 regarding municipalization of water utility assets as well as a determination that NHRSA Ch. 38 was unconstitutional on a number of grounds and, later, that the NHPUC proceeding ultimately filed by the City exceeded the scope of the assets that were properly the subject of an attempted taking by the City under NHRSA Ch. 38. On September 1, 2004, the Superior Court ruled adversely to the Company on a number of these issues, deferred to the NHPUC with regard to the issue relating to the scope of the assets that the City could seek to acquire, and determined that one of the constitutional claims raised by the Company should be addressed only after the proceeding at the NHPUC had concluded. On October 22, 2004, the Company filed an appeal with the New Hampshire Supreme Court on a number of its claims. Briefs have been filed with the court, and the parties are awaiting the scheduling of oral arguments.

In addition to its efforts to obtain declaratory relief, the Company also brought suit against the City in New Hampshire Superior Court to obtain monetary damages that the Company believes resulted from the City’s efforts to acquire some or all of the assets of the Company. The City removed the case to United States District Court for the District of New Hampshire and then sought to have the case dismissed in its entirety. On September 13, the District Court dismissed the Company‘s federal law claims without prejudice on the basis that the Company had not yet exhausted its available state law remedies and remanded the case to New Hampshire Superior Court for consideration of the Company‘s state law claims. On December 1, 2004, the Superior Court dismissed the remainder of the case without prejudice on the basis that the claim for damages was premature and giving the Company the right to refile the case at a later date depending on the outcome of the proceeding before the NHPUC.

The Town of Pittsfield voted at its town meeting in 2003 to acquire the assets of the Company’s Pittsfield subsidiary by eminent domain. In April 2003, the Town notified the Company in writing of the Town’s desire to acquire the assets. The Company responded that it did not wish to sell the assets. Thereafter, no further action was taken by the Town until March 2005, when the Town voted to appropriate $60,000 to the eminent domain process. On March 22, 2005, the Company received a letter from the Town reiterating the Town’s desire to acquire the assets of the Company’s Pittsfield subsidiary. The Company does not have a basis to evaluate whether the Town will actively pursue the acquisition of the Company’s Pittsfield assets by eminent domain.

The Company cannot predict the ultimate outcome of these matters. It is possible that, if the acquisition efforts of the City and/or the Town of Pittsfield are successful, the financial position of the Company would be materially impacted. No adjustments have been recorded in the accompanying condensed consolidated financial statements for these uncertainties.

Settlement of Regulatory Investigation

The Company and Maurice L. Arel, the Company’s former President and Chief Executive Officer, were the subject of parallel investigations by the New Hampshire Bureau of Securities Regulation (the “Bureau”) and the

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. Securities and Exchange Commission (the “SEC”) that began in late 2002 and early 2003, respectively. Effective December 16, 2004, the Bureau and the SEC entered into settlements with the Company and Mr. Arel regarding matters related to those investigations.

The settlement with the Company was effected through (1) a Consent Order issued by the Bureau (the “New Hampshire Order”) and (2) an SEC Order Instituting Cease-and-Desist Proceedings, Making Findings, and Imposing a Cease-and-Desist Order Pursuant to Section 21C of the Securities Exchange Act of 1934 (the “SEC Order”). The allegations in the Orders relate primarily to the Company’s public disclosures regarding various transactions involving joint ventures formed by the Company’s Southwood subsidiary (the “Southwood Joint Ventures”). The Southwood Joint Ventures were organized to commercialize land that had long had been held by the Company’s principal water utility subsidiary. The Bureau and the SEC simultaneously entered into separate settlement agreements with Mr. Arel. The Company and Mr. Arel neither admitted nor denied any of the factual or legal allegations contained in their respective settlement documents. The New Hampshire Order directs the Company to refrain from any violation of the relevant provisions of New Hampshire law, and the SEC Order directs the Company to cease and desist from committing or causing any future violation of the relevant federal securities laws.

The Company and Mr. Arel were jointly and severally required to pay to the State of New Hampshire an administrative fine of $50,000, and investigation costs of $60,000. Mr. Arel made both payments under the terms of a settlement between him and the Company. As of March 1, 2005, shareholders of the Company as of March 31, 2003 received a payment totaling $280,000 under the terms of the New Hampshire Order. The Company and Mr. Arel have agreed that Mr. Arel shall be financially responsible for $160,000 of that amount and the Company shall be responsible for $120,000. In accordance with the terms of the New Hampshire Order, neither Mr. Arel nor any director of the Company who was a shareholder as of March 31, 2003 received a portion of the shareholder payment.

In connection with the settlement of the Bureau and SEC investigations, Pennichuck and Mr. Arel entered into a separate settlement regarding Mr. Arel’s claim under a 1994 Insurance Funded Deferred Compensation Agreement with Pennichuck (the “Deferred Compensation Agreement”). The Deferred Compensation Agreement was designed to provide Mr. Arel with supplemental retirement benefits such that, in general, upon retirement he would receive a monthly payment which, together with funds available under the Pennichuck’s defined benefit pension plan annuity, the annuity value of Pennichuck’s contributions to Mr. Arel’s 401(k) plan and fifty percent (50%) of his projected social security benefits, would equal at least sixty percent (60%) of the average of Mr. Arel’s last three years’ annual base salary compensation. As of May 2003, Pennichuck’s annual obligation under the Deferred Compensation Agreement was approximately $57,200. The supplemental retirement payments would continue for Mr. Arel’s lifetime, and for up to 10 years thereafter to his designated beneficiary. The amount of the supplemental retirement benefit is adjusted annually based upon the change in the Consumers Price Index. Under the Deferred Compensation Agreement, Pennichuck purchased and agreed to maintain during Mr. Arel’s lifetime a Pennichuck-owned cash value life insurance policy.

Pending a resolution of the Bureau and SEC investigations, Pennichuck withheld the payments under the Deferred Compensation Agreement that would otherwise have begun as of May 1, 2003. In connection with the settlement of any claim that Pennichuck or Mr. Arel may have had against the other arising out of any allegation in the settlement documents with the Bureau and the SEC or the cessation of Mr. Arel’s employment in May 2003, Pennichuck and Mr. Arel have agreed that his $160,000 contribution toward the payment to Pennichuck shareholders required by the New Hampshire Order will be deducted from the amount that Pennichuck owes to Mr. Arel under the Deferred Compensation Agreement. Pennichuck has agreed that after the deduction of such amount, Pennichuck will make the monthly supplemental retirement payments under the Deferred Compensation Agreement.

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Leases

The Company leases its corporate office space as well as certain office equipment under operating lease agreements expiring through April 2009. Total rent expense was approximately $148,000, $40,000 and $24,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company’s remaining lease commitments for all leased equipment as of December 31, 2004 are as follows:

Amount
($000’s)
2005	$212
2006	200
2007	195
2008	163
2009 and after	53

$823

Note 10—Guarantees

As discussed in Note 4, Southwood holds a 50% interest in four limited liability companies known as HECOP I, HECOP II, HECOP III and HECOP IV, each of which owns land and three of which own a commercial office building, subject to a mortgage note with a local bank. The mortgage notes, totaling approximately $9.0 million, which are not included in the accompanying condensed consolidated balance sheets, are each secured by the underlying real property. In addition, Southwood is contingently liable on one-half of the outstanding balance, and as such, it has issued a guarantee to the mortgagee for its share of the guaranteed indebtedness. At December 31, 2004, Southwood was contingently liable on approximately $4.5 million of mortgage indebtedness associated with the limited liability companies.

Note 11—Supplemental Disclosures on Cash Flow and Non-Cash Items

Supplemental cash flow information for the three years ended December 31 is presented below:

	2004	2003	2002
	($000’s)
Cash paid during the year for:
Interest	$1,947	$1,875	$1,931
Income taxes	$69	$132	$645

Non-cash items:
Deferred gain on land sale	$—	$1,224	$—
Contributions in aid of construction	$2,644	$1,811	$3,168

Minimum pension liability adjustment:
Accrued pension liability	$606	$78	$615
Deferred tax and other	$(272)	$222	$405
Other comprehensive income (loss)	$(217)	$454	$(619)

Note 12—Business Segment Information

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes standards for reporting information regarding operating

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. The Company’s operating activities are grouped into three primary business segments as follows:

Water utility—Involved in the collection, treatment and distribution of potable water for domestic, industrial, commercial and fire protection service in the City of Nashua and certain surrounding communities in southern and central New Hampshire.

Real estate—Involved in the ownership, development, management and sale of industrial and residential property in Nashua and Merrimack, New Hampshire.

Contract operations and other—Includes the contract operations and laboratory testing activities of the Service Corporation and sundry activities of the Company.

The following table presents information about the Company’s three primary business segments:

	2004	2003	2002
	($000’s)
Operating revenues:
Water utility	$19,601	$18,680	$18,830
Real estate	1,437	949	3,088
Contract operations & other	1,987	1,759	1,504

Total operating revenues	$23,025	$21,388	$23,422

Operating income:
Water utility	$4,471	$4,113	$6,045
Real estate	1,156	846	1,338
Contract operations & other	617	236	265

Total operating income	$6,244	$5,195	$7,648

Capital additions:
Water utility	$7,459	$8,968	$8,413
Real estate	—	—	—
Contract operations & other	—	24	30

Total capital additions	$7,459	$8,992	$8,443

Total assets:
Water utility	$97,733	$92,031	$85,714
Real estate	1,776	2,651	1,787
Contract operations & other	2,618	2,528	3,481

Total assets	$102,127	$97,210	$90,982

	2004	2003	2002
	($000’s)
Depreciation and amortization expense:
Water utility	$3,103	$2,884	$2,681
Real estate	—	—	—
Contract operations & other	14	30	95

Total depreciation and amortization expense	$3,117	$2,914	$2,776

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The operating revenues within each business segment are sales to unaffiliated customers. Operating income is defined as segment revenues less operating expenses including allocable parent company expenses attributable to each business segment as shown below.

	2004	2003	2002
	($000’s)
Allocated parent expenses:
Water utility	$832	$709	$444
Real estate	37	14	49
Contract operations & other	40	60	33

Total allocated parent expenses	$909	$783	$526

The general and administrative expenses allocated by the parent company to its subsidiaries are calculated based primarily on a ratio of subsidiary revenues to consolidated revenues.

In addition, all of the employees of the consolidated group are employees of Pennichuck, which in turn allocates a portion of its labor and other direct expenses and general and administrative expenses to the Company’s other subsidiaries. This intercompany allocation reflects Pennichuck’s estimated costs that are associated with conducting the activities within the Company’s subsidiaries. The allocation of Pennichuck costs is based on, among other things, time records for direct labor, customer service activity, and accounting transaction activity.

Within the water utility business segment, one customer accounted for approximately 10 percent of water utility revenues in 2003 and 2002. That same customer accounted for approximately 9 percent of water utility revenues in 2004. During 2004, 2003 and 2002, the water utility recorded approximately $1,939,000 $1,847,000 and $1,842,000, respectively, in water revenues which were derived from fire protection and other billings to the City of Nashua. As of December 31, 2004 and 2003, this customer accounted for approximately 10% and 11%, respectively, of total accounts receivable.

Note 13—Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Year Ended December 31, 2004
Revenues	$4,798	$5,412	$6,241	$6,574
Operating Income	742	1,284	1,696	2,522
Net income	(21)	215	577	1,049
Earnings (loss) per common share
Basic	$(0.01)	$0.09	$0.24	$0.43
Diluted	$(0.01)	$0.09	$0.24	$0.43

Year Ended December 31, 2003
Revenues	$4,861	$5,262	$6,394	$4,871
Operating Income	964	1,375	2,209	647
Net income	147	393	1,022	(315)
Earnings (loss) per common share
Basic	$0.06	$0.16	$0.43	$(0.13)
Diluted	$0.06	$0.16	$0.43	$(0.13)

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Subsequent Events

Debt Refinancings

In January 2005, Pennichuck and Pennichuck East issued an aggregate $6.6 million of long-term, tax-exempt debt through the Business Finance Authority of the State of New Hampshire. These financings consisted of four separate water facility revenue bonds (Series A through D) with interest rates ranging from 4.5% to 4.7% and maturities ranging from 2025 to 2035. Approximately $3.0 million of this debt represented new funds with the balance representing a refinancing of higher interest debt.

In March 2005, the Company issued $5.0 million of debt to an insurance company pursuant to a private placement transaction. This loan includes interest at 5.0% and a maturity date of March 4, 2010. $1.5 million of this debt represents new funds with the balance representing a refinancing of higher interest debt.

On March 22, 2005, the Company restructured and expanded its debt arrangements with Bank of America (BOA). In so doing, the Company increased its revolving credit facility to $16.0 million from $6.5 million. The BOA facility permits the Company to borrow, repay and re-borrow, in varying amounts and from time to time at its discretion through December 31, 2007, subject to the terms and conditions of the facility. Borrowings under the new credit facility bear interest rates ranging from LIBOR plus 1.0% to LIBOR plus 1.5% based on the results of the Company’s fixed charge coverage ratio. The credit facility will be used for working capital, capital expenditures and general corporate purposes including the refinancing of the following existing loans:

•	$1.5 million loan maturing on April 8, 2005; and

•	Approximately $2.8 million outstanding on the Company’s new $16.0 million line of credit as of March 31, 2005.

Settlement of Pennichuck Rate Increase

In March 2005, the Company reached settlement with the NHPUC staff on its requested rate increase for Pennichuck that was filed in May 2004. A hearing on the settlement is scheduled for April 5, and the Company expects that the NHPUC will issue a final written decision shortly thereafter. In September 2004 the NHPUC authorized an interim annualized increase of $1.3 million effective retroactive for services rendered on and after June 1, 2004. The settlement agreement, if approved by the NHPUC, will result in a final annualized rate increase of approximately $1.7 million, also effective as of June 1, 2004.

Pending Acquisition

In January 2005, we entered into an agreement to acquire three water systems with approximately 1,100 customers in the Lakes Region and central part of New Hampshire: the Locke Lake water system in Barnstead, the Birch Hill water system in Conway, and the Sunrise Estates water system in Middleton, New Hampshire. The acquisition is subject to completion of our due diligence and the approval of the NHPUC. We expect the acquisition to close late 2005.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934 under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” as of the end of the period covered by this report.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in the company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors and executive officers appears under “Election of Directors” and “Corporate Governance, Board and Committee Membership” in our Proxy Statement for the Annual Meeting of Shareholders (the “Proxy Statement”), to be held May 5, 2005. Those portions of the Proxy Statement are incorporated by reference into this report.

Compliance with Section 16(a) of the Exchange Act

Information about compliance with Section 16(a) of the Exchange Act appears under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

Code of Ethics

Information regarding our code of ethics (the Company’s Code of Ethics for Financial Professionals) appears under “Executive Compensation—Code of Ethics for Financial Professionals” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report. We will post amendments to or waivers from a provision of the Code of Ethics for Financial Professionals on our website at www.pennichuck.com.

Item 11.	EXECUTIVE COMPENSATION EXECUTIVE COMPENSATION

Information about compensation of our named executive officers and related matters appears under “Executive Compensation,” “Report of the Compensation and Benefits Committee” and under “Comparative Stock Performance” in the Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this report.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information about security ownership of certain beneficial owners and management appears under “General Disclosures – Security Ownership of Certain Beneficial Owners” and “General Disclosures – Security Ownership of Management” in the Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this report. Information regarding securities authorized for issuance under equity compensation plans appears under “Executive Compensation—Equity Compensation Plans” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information about certain relationships and related transactions appears under “Executive Compensation—Certain Relationships and Related Transactions” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about principal accountant fees and services appears under “Relationship with Independent Accountants—Fees Paid to PricewaterhouseCoopers LLP” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

PART IV:

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) The following Consolidated Financial Statements of Pennichuck Corporation and subsidiaries for the year ended December 31, 2004 are included in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at

December 31, 2004 and 2003

Consolidated Statements of Income for each of

the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’

Equity for each of the years ended December 31,

2004, 2003 and 2002

Consolidated Statements of Cash Flows for each

of the years ended December 31, 2004, 2003

and 2002

Notes to Consolidated Financial Statements

(2) The following Financial Statement Schedules of Pennichuck Corporation for each of the years 2004, 2003 and 2002 are included in this report:

I–Condensed Financial Information of Registrant

II–Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3) Exhibit Index:

The following is a list of exhibits which are either filed or incorporated by reference as part of this annual report on Form 10-K.

Exhibit Number	Description of Exhibit

3.1	Restated Articles of Incorporation of Pennichuck Corporation (Filed as Exhibit 3.1 to the Company’s 1990 Form 10-K Report and incorporated herein by reference).

3.2	Articles of Amendment to the Articles of Incorporation of Pennichuck Corporation (Filed as Exhibit 3.2 to the Company’s 1994 Form 10-KSB Report and incorporated herein by reference).

3.3	Bylaws of Pennichuck Corporation (Filed as Exhibit 3.3 to the Company’s 2002 Form 10-K Report and incorporated herein by reference).

3.4	Articles of Amendment to the Articles of Incorporation of Pennichuck Corporation (Filed as Exhibit 3.4 to the Company’s 1999 second quarter Form 10-QSB Report and incorporated herein by reference).

3.5	Articles of Amendment to the Articles of Incorporation of Pennichuck Corporation (Filed as Exhibit 3.5 to the Company’s 2000 second quarter Form 10-QSB Report and incorporated herein by reference).

3.6	Certificate of Designation of Series A Junior Participating Preferred Stock of Pennichuck Corporation (Filed as Exhibit 3.6 to the Company’s 2000 second quarter Form 10-QSB Report and incorporated herein by reference).

4.1	Rights Agreement dated as of April 20, 2000 between Pennichuck Corporation and Fleet National Bank, as Rights Agent (Exhibit 3.2 to the Company’s Registration Statement on Form 8-A12G, filed on April 21, 2000 and incorporated herein by reference).

4.2	Amendment to Rights Agreement dated October 10, 2001, by and between Pennichuck Corporation and Fleet National Bank (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A12G/A filed with the Securities and Exchange Commission on April 30, 2002).

4.3	Second Amendment to Rights Agreement dated January 14, 2002, by and between Pennichuck Corporation and EquiServe Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A12G/A filed with the Securities and Exchange Commission on April 30, 2002).

4.4	Agreement of Substitution and Amendment of Common Shares Rights Agreement dated January 15, 2002, by and between Pennichuck Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 8-A12G/A filed with the Securities and Exchange Commission on April 30, 2002).

4.5	Amendment to Rights Agreement dated April 29, 2002, by and between Pennichuck Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2002).

4.6	Dividend Reinvestment and Common Stock Purchase Plan, as amended (Filed as Exhibit 4.6 to Post-effective Amendment No. 3 to Registration Statement on Form S-3 filed on November 3, 2004, and incorporated herein by reference).

10.1	Deferred Compensation Program for Directors of Pennichuck Corporation (Filed as Exhibit 10.2 to the Company’s 1997 Form 10-KSB Report and incorporated herein by reference).*

Exhibit Number	Description of Exhibit

10.2	Loan Agreement dated March 22, 2005 between Pennichuck Corporation and Fleet National Bank, a Bank of America Company. (Filed as Exhibit 10.1 to the Company’s Form 8-K filed on March 28, 2005 and incorporated herein by reference).

10.3	Revolving Credit Promissory Note of Pennichuck Corporation to Fleet National Bank, a Bank of America Company, dated March 22, 2005 (Filed as Exhibit 10.2 to the Company’s Form 8-K filed on March 28, 2005 and incorporated herein by reference).

10.4	Guaranty Agreement by Pennichuck Water Works, Inc. and Fleet National Bank, a Bank of America Company, dated March 22, 2005 (Filed as Exhibit 10.3 to the Company’s Form 8-K filed on March 28, 2005 and incorporated herein by reference).

10.5	Subordination Agreement by Pennichuck Water Works, Inc. and Fleet National Bank, a Bank of America Company, and joined by Pennichuck Corporation, dated March 22, 2005 (Filed as Exhibit 10.4 to the Company’s Form 8-K filed on March 28, 2005 and incorporated herein by reference).

10.6	Insurance Funded Deferred Compensation Agreement dated June 13, 1994 (Filed as Exhibit 10.9 to the Company’s 1994 second quarter Form 10-QSB Report and incorporated herein by reference).*

10.7	1995 Stock Option Plan (Filed as Exhibit 4.1 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, filed September 17, 2001, No. 333-57352, and incorporated herein by reference).*

10.8	Loan Agreement dated April 8, 1998, between Pennichuck Corporation, Pennichuck East Utility, Inc. and Fleet Bank-NH (Filed as Exhibit 10.11 to the Company’s 1998 second quarter Form 10-QSB report and incorporated herein by reference).

10.9	Form of Change of Control Agreement by and between Pennichuck Corporation and executive officers (Stephen J. Densberger, Bonalyn J. Hartley and Donald L. Ware) each dated January 8, 1999 (Filed as Exhibit 10.14 to the Company’s 1999 first quarter Form 10-QSB Report and incorporated herein by reference).*

10.10	2000 Stock Option Plan (Exhibit 4.1 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, No. 333-57354, filed on September 17, 2001, and incorporated herein by reference).*

10.11	Employment Agreement between Donald L. Correll and Pennichuck Corporation dated August 4, 2003 (Filed as Exhibit 10.14 to the Company’s 2003 third quarter Form 10-Q report and incorporated herein by reference).*

10.12	Amendment Agreement dated March 29, 2004 to Loan Agreement dated April 8, 1998, as amended, between Pennichuck Corporation and Pennichuck East Utility, Inc., as borrowers, The Southwood Corporation and Pennichuck Water Service Corporation as guarantors, and Fleet National Bank (Filed as Exhibit 10.18 to the Company’s 2004 first quarter Form 10-Q and incorporated herein by reference).

10.13	Indenture of Lease dated as of April 23, 2004 by and between Pennichuck Water Works, Inc., as lessee and HECOP III, LLC, as lessor (Filed as Exhibit 10.19 to the Company’s second quarter Form 10-Q and incorporated herein by reference).

10.14	Employment Agreement between William D. Patterson and Pennichuck Corporation dated January 31, 2005.*†

10.15	Guaranty Agreement between Pennichuck Corporation and Banknorth National Association.†

Exhibit Number	Description of Exhibit

10.16	Summary of Non-Employee Director Compensation.*†

10.17	Summary of Annual Incentive Bonus Plan.*†

10.18	Form of Stock Option granted under the 1995 Stock Option Plan.*†

10.19	Form of Stock Option granted under the 2000 Stock Option Plan.*†

14	Code of Ethics for Financial Professionals (Filed as Exhibit 14 to the Company’s 2003 Form 10-K report and incorporated herein by reference).

21	Subsidiaries of Pennichuck Corporation (Filed as Exhibit 21 to the Company’s 1997 Form 10-KSB Report and incorporated herein by reference).

23	Consent of PricewaterhouseCoopers LLP.†

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.†

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Pennichuck Corporation

Condensed Balance Sheets

	December 31,
	2004	2003
	($000’s)
ASSETS

Current Assets:
Cash and cash equivalents	$717	$377
Refundable income taxes	309	1,145
Prepaid expenses and other	77	3

Total Current Assets	1,103	1,525
Property and Equipment	—	1,266
Less allowances for depreciation	—	(610)

	—	656
Other assets	8	8
Deferred tax asset	—	—
Investment in subsidiaries	35,869	33,232

	$36,980	$35,421

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and other current liabilities	$517	$397
Line of credit	3,800	2,000
Current portion of long term debt	1,500	—
Long term debt	—	1,500
Other long term liabilities	332	774
Stockholders’ equity	30,831	30,750

	$36,980	$35,421

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CON’T)

Pennichuck Corporation

Condensed Statements of Income

	Years Ended December 31,
	2004	2003	2002
	($000’s)
Operating revenues	$55	$57	$45
Operating expenses, including merger related costs	1,392	1,116	1,927

Operating Income (Loss)	(1,337)	(1,059)	(1,882)
Interest income & other	3	12	56
Interest (Expense)	(52)	4	(138)

Income (Loss) Before Income Taxes and Equity in Earnings of Subsidiaries	(1,386)	(1,043)	(1,964)
Income Tax (Provision)	549	354	798

Income (Loss) Before Equity in Earnings of Subsidiaries	(837)	(689)	(1,166)
Equity in Earnings of Subsidiaries	2,657	1,936	3,507

NET INCOME	$1,820	$1,247	$2,341

Condensed Statements of Cash Flows

	Year Ended December 31,
	2004	2003	2002
	($000’s)
OPERATING ACTIVITIES	$24	$(109)	$(1,544)

INVESTING ACTIVITIES:
Equity Transfer to Subsidiary	2,064	2,010	1,897
Net increase in Property and Equipment and Other Assets	647	(24)	(18)

	2,711	1,986	1,879

FINANCING ACTIVITIES:
Proceeds from issuance of debt	1,800	2,000	—
Advances (to) from Subsidiaries	(2,171)	(3,858)	615
Payment of Dividends	(2,064)	(2,010)	(1,944)
Proceeds from Dividend Reinvestment and Other, net	41	47	61

	(2,394)	(3,821)	(1,268)
INCREASE (DECREASE) IN CASH	341	(1,944)	(933)
Cash at Beginning of Year	377	2,321	3,255

CASH AT END OF YEAR	$717	$377	$2,322

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CON’T)

Pennichuck Corporation

Notes to Condensed Financial Statements

NOTE A—ACCOUNTING POLICIES

Basis of Presentation. In the parent-company-only financial statements, the Company’s investment in its subsidiaries is stated at cost plus equity in undistributed earnings of its subsidiaries. Parent-company-only financial statements should be read in conjunction with the Company’s Annual Report to Shareholders for the year ended December 31, 2004.

NOTE B—COMMON DIVIDENDS FROM SUBSIDIARIES

Common stock cash dividends paid to Pennichuck Corporation by its subsidiaries were as follows:

	2004	2003	2002
	($000’s)
Pennichuck Water Works, Inc.	$—	$933	$1,829
Pittsfield Aqueduct Company, Inc.	—	—	—
Pennichuck East Utility, Inc.	—	48	115
The Southwood Corporation	2,064	1,029	—

TOTAL	$2,064	$2,010	$1,944

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
	($000’s)
Allowance for doubtful accounts
2004	$37	$6	$6	$37
2003	$40	$13	$16	$37
2002	$84	$(14)	$30	$40

(1)	Amounts include accounts receivable write-offs net of recoveries.

Valuation allowance for deferred tax asset (2)
2004	$300	$—	$—	$300
2003	$300	$—	$—	$300
2002	$—	$300	$—	$300

(2)	See Note 2 in the Notes to the accompanying Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st of March 2005.

PENNICHUCK CORPORATION

By:	/s/ DONALD L. CORRELL
Donald L. Correll, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DONALD L. CORRELL Donald L. Correll	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2005

/S/ WILLIAM D. PATTERSON William D. Patterson	Vice President, Treasurer and Chief Financial Officer (Principal Accounting Officer)	March 31, 2005

Joseph A. Bellavance	Director

/S/ STEVEN F. BOLANDER Steven F. Bolander	Director	March 31, 2005

/S/ MICHELLE L. CHICOINE Michelle L. Chicoine	Director	March 31, 2005

/S/ CHARLES E. CLOUGH Charles E. Clough	Director	March 31, 2005

/S/ ROBERT P. KELLER Robert P. Keller	Director	March 31, 2005

/S/ JOHN R. KREICK John R. Kreick	Director	March 31, 2005

Hannah M. McCarthy	Director

/S/ MARTHA E. O’NEILL Martha E. O’Neill	Director	March 31, 2005