Form 10-Q
period 2005-03-31
PENNICHUCK CORP
filed 2005-05-20
CIK 788885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-18552

PENNICHUCK CORPORATION

(Exact name of registrant as specified in its charter)

New Hampshire	02-0177370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Manchester Street

Merrimack, New Hampshire 03054

(603) 882-5191

(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of the registrant’s common stock, $1 par value, outstanding as of May 15, 2005 was 2,418,257.

PENNICHUCK CORPORATION AND SUBSIDIARIES

FORM 10-Q

March 31, 2005

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PENNICHUCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Property, plant and equipment	$124,413	$122,691
Less accumulated depreciation	(32,685)	(31,805)

Net property, plant and equipment	91,728	90,886

Current Assets
Cash and cash equivalents	42	969
Restricted cash	832	—
Accounts receivable, net of allowance of $37 in 2005 and 2004	3,071	3,265
Refundable income taxes	969	313
Materials and supplies, at cost	874	886
Prepaid expenses and other current assets	718	955

	6,506	6,388

Other Assets
Deferred land costs	1,525	1,017
Deferred charges and other assets	4,712	3,094
Investment in real estate partnerships	764	742

	7,001	4,853
TOTAL ASSETS	$105,235	$102,127

STOCKHOLDERS’ EQUITY AND LIABILITIES
Stockholders’ Equity
Common stock - $1 par value
Authorized - 11,500,000 shares
Issued - 2,416,099 and 2,414,569 shares, respectively	$2,416	$2,415
Additional paid in capital	15,669	15,631
Retained earnings	11,955	12,933
Accumulated other comprehensive income	(659)	(690)
Less treasury stock, at cost; 952 shares	(138)	(138)

	29,243	30,151
Minority interest	4	6
Long-term debt, less current portion	29,433	16,946
Line of credit	5,020	—
Current Liabilities
Line of credit	—	3,800
Current portion of long-term debt	389	9,889
Accounts payable	672	1,083
Accrued interest payable	393	369
Other accrued liabilities	1,571	2,227

	3,025	17,368
Deferred Credits and Other Reserves
Contributions in aid of construction	24,719	24,285
Deferred income taxes	10,100	9,735
Other liabilities and deferred credits	3,691	3,636

TOTAL STOCKHOLDERS’ EQUITY & LIABILITIES	$105,235	$102,127

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended
	March 31, 2005	March 31, 2004
Revenues
Water utility operations	$4,330	$4,220
Real estate operations	5	101
Water management services	511	463
Other	14	14

	4,860	4,798

Operating Expenses
Water utility operations	4,246	3,625
Real estate operations	91	38
Water management services	424	372
Other	33	21

	4,794	4,056

Operating Income	66	742

Eminent domain taking and other expenses	(369)	(289)
Other income (expense)	16	(6)
Interest expense	(488)	(495)

Loss Before Benefit for Income Taxes	(775)	(48)

Benefit for Income Taxes	315	27

Net Loss	$(460)	$(21)

Other comprehensive income, net of tax
Unrealized gain on derivative instruments	31	28

Comprehensive (Loss) Income	$(429)	$7

Loss per Common Share:
Basic	$(.19)	$(.01)
Diluted	$(.19)	$(.01)

Weighted Average Common Shares Outstanding:
Basic	2,414,144	2,396,252
Diluted	2,414,144	2,396,252

Dividends Paid per Common Share	$.215	$.215

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended
	March 31, 2005	March 31, 2004
Operating Activities:
Net loss	$(460)	$(21)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	896	757
Amortization of deferred investment tax credits	(8)	(8)
Provision for deferred income taxes	345	445
Allowance for funds used during construction	(58)	—
Undistributed earnings in real estate partnerships	(21)	—
Special dividend distribution	(280)	—
Changes in other assets and liabilities	(1,534)	(639)

Net cash (used in) provided by operating activities	(1,120)	534

Investing Activities:
Purchases of property, plant and equipment	(1,115)	(875)
Contributions in aid of construction	6	21
Increase in restricted cash	(832)	—
Change in deferred land costs	(508)	(105)

Net cash used in investing activities	(2,449)	(959)

Financing Activities:
(Repayments) advances on line of credit	(280)	1,000
Payments on long-term debt	(14)	(6)
Proceeds from long-term borrowings	4,500	63
Debt issuance costs	(1085)	—
Proceeds from issuance of common stock and dividend reinvestment plan	40	3
Dividends paid	(519)	(515)

Net cash provided by financing activities	2,642	545

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(927)	120

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	969	391

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$42	$511

Supplemental Cash Flow Information: Interest paid was approximately $440,000 and $570,000 for the three months ended March 31, 2005 and 2004, respectively. Income taxes paid were approximately $5,000 and $4,000 for the three months ended March 31, 2005 and 2004, respectively. Non-cash items for the three months ended March 31, 2005 and 2004 included contributions in aid of construction totaling approximately $532,000 and $117,000, respectively. Additionally, non-cash items for the three months ended March 31, 2004 included the deferred gain on a land sale of approximately $1.2 million and the related long-term note receivable which was originally scheduled to have matured in October 2005. The entire balance of the note was paid in 2004 resulting in the recognition of the deferred gain during 2004.

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2005

Note 1 – Background

These financial statements include the accounts of Pennichuck Corporation (the “Company”) and its wholly-owned subsidiaries, Pennichuck Water Works, Inc. (“Pennichuck”), Pittsfield Aqueduct Company, Inc. (“Pittsfield”), Pennichuck East Utility, Inc. (“Pennichuck East”), The Southwood Corporation (“Southwood”) and Pennichuck Water Service Corporation (the “Service Corporation”). The financial statements also include the accounts of Westwood Park LLC (“Westwood”) in which Southwood owns a 60% majority interest. All significant intercompany transactions have been eliminated in consolidation.

Note 2 – Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The Balance Sheet amounts shown under the December 31, 2004 column have been derived from the audited financial statements of the Company as contained in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

(c) Restricted Cash

Restricted cash consists primarily of funds held in escrow by the trustee of certain water facility revenue bonds related to a capital project that the Company anticipates it will complete during 2005. The funds will be used to reimburse the Company for such project costs as they are incurred.

(d) Revenues

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

Water management services include contract operations and maintenance, water testing and billing services to municipalities and small, privately owned community water systems. In accordance with guidance contained in Staff Accounting Bulletin No. 104, the Company records revenues for this business segment in one of two ways. Contract revenues are amounts that are billed and recognized on a monthly recurring basis in accordance with agreed-upon contract rates. Unplanned additional work is billed and recognized based on time and materials incurred in connection with activities not specifically mentioned, or which exceed levels specifically mentioned, in the contracts. Time and material charges for unplanned work is accumulated weekly and is billed and recognized on a monthly basis.

Revenues for real estate operations, other than undistributed earnings from equity method joint ventures, are recorded upon completion of a sale of land parcels which the Company owns in accordance with paragraph 3 of SFAS No. 66, “Accounting for Sales of Real Estate”. Excluding the joint ventures, the Company’s real estate holdings are comprised solely of undeveloped land. The Company is not currently involved in any development activities related to any of its land holdings.

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2005

(e) Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to FASB Statement No. 123” (“SFAS 148”) which provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 requires prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation. At this time, the Company does not intend to change to the fair value based method of accounting for stock-based compensation. On a pro forma basis, the Company’s net income and earnings per share would have been reduced to the following amounts had compensation cost for the plan been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation”.

	Three Months Ended March 31,
	2005	2004
	(In thousands, except per share data)
Net income:
As reported	$(460)	$(21)
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related taxes	(212)	(200)

Pro forma net income	$(672)	$(221)

Basic net income per share:
As reported	$(0.19)	$(0.01)
Pro forma	$(0.28)	$(0.09)

Diluted net income per share:
As reported	$(0.19)	$(0.01)
Pro forma	$(0.28)	$(0.09)

Note 3 – New Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS 123R”). SFAS 123R addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R also eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires that such transactions be accounted for using a fair-value-based method. SFAS 123R is effective for fiscal years beginning after June 15, 2005. The Company is currently assessing the impact that SFAS 123R will have on its consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) March 31, 2005

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies when an entity would be required to recognize a liability for the fair value of an asset retirement obligation that is conditional on a future event if the liability’s fair value can be reasonably estimated. Uncertainty surrounding the timing and method of settlement that may be conditional on events occurring in the future would be factored into the measurement of the liability rather than the recognition of the liability. FIN 47 is effective for the Company no later than the end of fiscal year 2005. The Company is currently assessing the impact that the interpretation may have on its consolidated financial position and results of operations.

Note 4 – Benefit Plans

Pension Plan

The Company sponsors a non-contributory, defined benefit pension plan (the “Plan”) that covers substantially all full-time employees. The benefits are formula-based, giving consideration to both past and future service as well as participant compensation levels. The Company’s funding policy is to contribute annually allowable amounts deductible for federal tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. During the three months ended March 31, 2005, the Company contributed approximately $6,000 to the Plan. There were no contributions to the Plan during the three months ended March 31, 2004. The Company anticipates that it will contribute approximately $195,000 to the Plan in 2005.

Effective for the quarter ended March 31, 2004, SFAS No. 132R, “Employers’ Disclosures about Pension and Other Postretirement Benefits”, requires disclosure of the net periodic pension and postretirement benefit cost. Components of net periodic pension benefit cost were as follows:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Service cost	$61	$76
Interest cost	74	88
Expected return on plan assets	(76)	(99)
Amortization of prior service cost	—	—
Amortization of transition asset	(3)	(4)
Recognized net actuarial loss	13	14

Net periodic benefit cost	$69	$75

Other Post-Employment Benefits

The Company also provides post-retirement medical benefits to current and retired employees through separate post-retirement medical plans for its union and non-union employees. These benefits

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2005

include health insurance coverage and reimbursement of certain Medicare premiums for certain retirees. Additionally, the Company offers, through a separate plan, post-employment medical benefits for employees who retire prior to their normal retirement age and who have met certain age and service requirements. The benefits under this plan allow continuity of coverage at group rates from the employee’s retirement date until the employee becomes eligible for Medicare.

There were no contributions to these Plans during the three months ended March 31, 2005. The Company anticipates that it will contribute approximately $80,000 for these benefits in 2005.

Components of net periodic post-retirement and post-employment benefit costs were as follows:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Service cost	$23	$25
Interest cost	21	22
Expected return on plan assets	(7)	(10)
Amortization of prior service cost	10	6
Amortization of transition asset	—	—
Recognized net actuarial loss	2	5

Net periodic benefit cost	$49	$48

The net periodic pension and other post-retirement benefit costs for the first quarter were estimated based on the latest available participant census data. A full actuarial valuation will be completed during the second quarter of 2005. At that time, the cost amounts will be adjusted based on the actuarial study results.

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

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2005

Note 5 – Commitments and Contingencies

Pending Municipalization Efforts

On November 26, 2002, the Board of Aldermen of the City of Nashua, New Hampshire (the “City”) adopted a resolution calling for a referendum to authorize the City to pursue an acquisition, by an eminent domain proceeding or otherwise, of all or a portion of Pennichuck’s water system serving the residents of the City and others. The City’s voters passed the referendum on January 14, 2003.

On March 25, 2004, the City filed a petition with the New Hampshire Public Utilities Commission (NHPUC) under the New Hampshire utility municipalization statute, NHRSA Ch. 38, seeking to take by eminent domain all of the utility assets of the Company’s three utility subsidiaries. Under NHRSA Ch. 38, if the NHPUC makes a finding that it is in the public interest to do so, a municipality may take the assets of a utility providing service in that municipality. The NHPUC is also charged with determining the amount of compensation for the assets that it finds it is in the public interest for the municipality to take. On January 21, 2005, the NHPUC issued an order ruling, among other things, that (1) the City does not have the legal authority to pursue a taking of the assets of the two Pennichuck utility subsidiaries that provide no service in Nashua, Pennichuck East Utility, Inc. and Pittsfield Aqueduct Company, Inc., and (2) the City does have the legal authority to pursue a potential taking of all of the assets of Pennichuck Water Works, Inc., subject to a determination by the NHPUC as to what portion of those assets, if any, it is in the public interest for the City to take.

Pursuant to an order issued by the NHPUC on October 1, 2004, the City filed written testimony on November 22, 2004 supporting its position that the proposed taking is in the public interest. By order dated April 22, 2005, the Commission established a procedural schedule for the remainder of the case which will culminate in a hearing on the merits of the City’s petition in September 2006 if there are no changes.

If the City is successful in obtaining a determination by the NHPUC that it should be allowed to take some or all of Pennichuck’s assets, the City is not required under NHRSA Ch. 38 to complete the taking and could ultimately choose not to proceed with the purchase of the assets. The Company cannot predict the ultimate outcome of these matters. It is possible that, if the acquisition efforts of the City are successful, the financial position, results of operations and cash flows of the Company would be materially impacted.

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

March 31, 2005

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

The Town of Pittsfield, New Hampshire voted at its town meeting in 2003 to acquire the assets of the Company’s Pittsfield subsidiary by eminent domain. In April 2003, the Town notified the Company in writing of the Town’s desire to acquire the assets. The Company responded that it did not wish to sell the assets. Thereafter, no further action was taken by the Town until March 2005, when the Town voted to appropriate $60,000 to the eminent domain process. On March 22, 2005, the Company received a letter from the Town reiterating the Town’s desire to acquire the assets of the Company’s Pittsfield subsidiary. By letter dated May 10, 2005, the Company responded that it did not wish to sell the assets. The Company does not have a basis to evaluate whether the Town will actively pursue the acquisition of the Company’s Pittsfield assets by eminent domain.

The Town of Bedford voted at its town meeting in March 2005 to take by eminent domain the assets of Pennichuck Corporation within Bedford for purposes of establishing a water utility, and by letter dated April 4, 2005 inquired whether the Company, and any relevant wholly owned subsidiary of the Company, is willing to sell its assets to Bedford. The Company has not yet responded to Bedford’s letter, but plans to do so before June 3, 2005.

The Company cannot predict the ultimate outcome of these matters. It is possible that, if the acquisition efforts of the City of Nashua and/or the Town of Pittsfield are successful, the financial position, results of operations and cash flows of the Company would be materially impacted. No adjustments have been recorded in the accompanying condensed consolidated financial statements for these uncertainties.

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

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2005

The Company and Mr. Arel were jointly and severally required to pay to the State of New Hampshire an administrative fine of $50,000, and investigation costs of $60,000. Mr. Arel made both payments under the terms of a settlement between him and the Company. As of March 1, 2005, shareholders of the Company as of March 31, 2003 received a payment totaling $280,000 under the terms of the New Hampshire Order. The Company and Mr. Arel have agreed that Mr. Arel shall be financially responsible for $160,000 of that amount and the Company shall be responsible for $120,000. Accordingly, the Company recorded the shareholder distribution as a reduction in its regulatory investigation liability of $120,000 and a reduction in its supplemental executive retirement plan obligation, as more fully described below, of $160,000 during the three months ended March 31, 2005. In accordance with the terms of the New Hampshire Order, neither Mr. Arel nor any director of the Company who was a shareholder as of March 31, 2003 received a portion of the shareholder payment.

Supplemental Retirement Benefit to Former Chief Executive Officer

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

Guarantee of Subsidiary Indebtedness

Southwood holds a 50% interest in four limited liability companies known as HECOP I, HECOP II, HECOP III and HECOP IV, each of which owns land and three of which each own a commercial office building, subject to a mortgage note with a local bank. The remaining 50% ownership interest in each of the LLCs is principally held by John Stabile, owner of H. J. Stabile & Son, Inc. The mortgage

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2005

notes, totaling $8.9 million, which are not included in the accompanying condensed consolidated balance sheets, are each secured by the underlying real property. In addition, Southwood is contingently liable on one-half of the outstanding balance, and as such, it has issued a guarantee to the mortgagee for its share of the guaranteed indebtedness. At March 31, 2005, Southwood was contingently liable on approximately $4.4 million of mortgage indebtedness associated with the limited liability companies.

Note 6 – Related Party Transaction

On April 23, 2004, Pennichuck executed an Indenture of Lease agreement (the “lease agreement”) with HECOP III, LLC for the relocation of its corporate headquarters to a new leased facility in Merrimack, New Hampshire. As discussed in Note 5, under “Guarantee of Subsidiary Indebtedness,” HECOP III, LLC is one of the four limited liability companies which is 50% owned by Southwood. The lease agreement was effective on May 1, 2004 with an expiration date of April 30, 2009 and provides for 14,289 rentable square feet at prevailing market rates during the term of the lease. In connection with tenant improvements for the new facility, Stabile Construction Services, an affiliate of H. J. Stabile & Son, Inc., acted as construction manager for Pennichuck as provided for under the terms of the lease agreement. Stabile Construction Services has provided similar services for other non-related tenants in HECOPs I, II and III.

Note 7 – Segment Reporting

The Company operates principally in three business segments: regulated water utility operations, real estate operations and non-regulated water management services. “Other revenues”, “other net income” and “other assets” as listed below relate to parent company activity which primarily includes rental revenues and eminent domain taking and other expenses. Financial data for the operating segments were as follows:

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2005

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Revenues:
Water utility operations	$4,330	$4,220
Real estate operations	5	101
Water management services	511	463
Other	14	14

Consolidated total	$4,860	$4,798

Segment Net Income (Loss):
Water utility operations	$(228)	$51
Real estate operations	(52)	42
Water management services	54	56
Other	(234)	(170)

Consolidated total	$(460)	$(21)

	March 31, 2005	December 31, 2004
Total Assets:
Water utility operations	$103,051	$97,733
Real estate operations	1,240	1,776
Water management services	319	299
Other	625	2,319

Consolidated total	$105,235	$102,127

Note 8 – Debt Refinancings

In January 2005, Pennichuck and Pennichuck East issued an aggregate of $6.6 million of long-term, tax-exempt debt through the Business Finance Authority of the State of New Hampshire. These financings consisted of four separate water facility revenue bonds (Series A through D) with interest rates ranging from 4.5% to 4.7% and maturities ranging from 2025 to 2035. Approximately $3.0 million of this debt represented new funds with the balance representing a refinancing of higher interest debt.

In March 2005, the Company issued $5.0 million of debt to an insurance company pursuant to a private placement transaction. This loan includes interest at 5.0% and a maturity date of March 4, 2010. $1.5 million of this debt represents new funds with the balance representing a refinancing of higher interest debt.

On March 22, 2005, the Company restructured and expanded its debt arrangements with Bank of America. In so doing, the Company increased its revolving credit facility to $16.0 million from $6.5 million. The credit facility permits the Company to borrow, repay and re-borrow, in varying amounts and

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2005

from time to time at its discretion through December 31, 2007, subject to the terms and conditions of the facility. Borrowings under the new credit facility bear interest rates ranging from LIBOR plus 1.0% to LIBOR plus 1.5% based on the results of the Company’s fixed charge coverage ratio. At March 31, 2005, the applicable margin was 1.25% resulting in an interest rate of 4.11%. The credit facility will be used for working capital, capital expenditures and general corporate purposes.

Note 9 – Subsequent Events

Loan Extension

In April 2005, Pennichuck East extended the maturity date of its $4.5 million loan with a bank. The loan, which was originally scheduled to mature in April 2005, was extended to December 31, 2009. This loan has been classified as long-term debt in the Company’s condensed consolidated balance sheets. The loan bears interest at floating rates which are tied to one of several indices as selected by the Company. The Company has elected the one month LIBOR rate plus a spread of between 1.0% and 1.5% depending on the results of various financial ratios. The spread is currently 1.25% resulting in an interest rate of 4.11% at March 31, 2005. Separately, the Company entered into an interest rate swap agreement with the bank which also has a maturity date of December 31, 2009. This financial instrument qualifies as a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). This financial derivative has been designated as a cash flow hedge under the provisions of SFAS 133. Under this swap agreement, the Company makes fixed monthly payments to the bank equal to 4.75% per annum and receives floating monthly payments equal to the then current one month LIBOR rate. The combined effect of its LIBOR-based borrowing formula and the swap produces an “all-in fixed borrowing cost” equal to 6.0%.

Pennichuck East Debt Financing

On May 9, 2005, Pennichuck East entered into a $750,000 State of New Hampshire Revolving Fund loan agreement. The loan is unsecured and unconditionally guaranteed by the Company. The loan will be repaid in 240 monthly installments. The interest rate is 1.0% from closing until the earlier of completion of construction or January 1, 2006, and thereafter is equal to the lower of 3.69% or 80% of the 11 G.O. Bond Index in effect during the month of October 2005.

Settlement of Pennichuck Rate Relief Filing

In September 2004, the NHPUC had authorized an interim annualized increase of $1.3 million effective retroactive for services rendered on and after June 1, 2004. The interim rate increase, including surcharges back to June 2004, were included in the Company’s financial statements for the year ended December 31, 2004. In April 2005, the NHPUC granted Pennichuck a permanent rate increase of 11.8% also effective retroactive for services rendered on and after June 1, 2004. The NHPUC order will result in a final annualized rate increase of approximately $1.7 million. This order is subject to a 30 day appeal period under state law. The incremental revenues attributable to the difference between the permanent rates and the temporary rates, of approximately $450,000, will be recognized in the Company’s financial statements during the quarter ended June 30, 2005.

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2005

Pennichuck East Rate Relief Filing

On April 7, 2005, Pennichuck East filed a Notice of Intent to File for Rate Relief with the NHPUC in which it is seeking an overall increase in its water rates which, if granted, would result in approximately $760,000 of additional annual revenues. Pennichuck East expects to make its full rate relief filing during the quarter ended June 30, 2005.

Stock Split and Dividend Increase

On May 3, 2005, the Company announced that it had approved a 2.3 percent cash dividend increase above the regular March 1, 2005 quarterly cash dividend payment and had also approved a stock split effected in the form of a 33 1/3 percent stock distribution. The Company’s quarterly dividend will increase to $.22 per share from $.215 per share ($.88 per share versus $.86 on an annualized basis) on the pre-split shares. The new quarterly cash dividend rate will be $.165 per share on the increased number of shares resulting from the stock distribution, or $.66 per share annualized. Both the increased dividend and stock distribution will be paid along with the Company’s next dividend payment on June 1, 2005 to shareholders of record on May 18, 2005.

The following table shows the pro forma effect on the Company’s historical earnings per share.

	Three Months Ended
	March 31, 2005	March 31, 2004
Pre-split EPS, as reported:
Basic	$(.19)	$(.01)
Diluted	$(.19)	$(.01)

Pro forma post-split EPS:
Basic	$(.14)	$(.01)
Diluted	$(.14)	$(.01)

PART I. FINANCIAL INFORMATION

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The Company is a non-operating holding company whose income is derived from the earnings of its five wholly owned subsidiaries. The Company is engaged primarily in the collection, storage, treatment and distribution of potable water for domestic, industrial, commercial and fire protection service in southern and central New Hampshire through its three utility subsidiaries: Pennichuck, Pennichuck East and Pittsfield. The Company’s water utility revenues constituted 89% and 88% of its consolidated revenues in the three months ended March 31, 2005 and 2004, respectively. Pennichuck, the Company’s principal subsidiary, accounted for 73% and 72% of its consolidated revenues for the three months ended March 31, 2005 and 2004, respectively. Pennichuck’s core franchise area presently includes the City of Nashua, New Hampshire and 10 surrounding municipalities.

The Company’s water subsidiaries are regulated by the New Hampshire Public Utilities Commission (“NHPUC”) and must obtain New Hampshire PUC approval to increase their water rates to recover increases in operating expenses and to obtain the opportunity to earn a return on investments in plant and equipment. New Hampshire law provides that utilities are entitled to charge rates which permit them to earn a reasonable return on the cost of the property employed in serving its customers, less accrued depreciation, contributed capital and deferred income taxes (“Rate Base”). The cost of capital permanently employed by a utility in its utility business marks the minimum rate of return which a utility is lawfully entitled to earn on its Rate Base. Capital expenditures associated with complying with federal and state water quality standards have historically been recognized and approved by the New Hampshire PUC for inclusion in the Company’s water rates, though there can be no assurance that the New Hampshire PUC will approve future rate increases in a timely or sufficient manner to cover the Company’s capital expenditures.

The businesses of the Company’s two other subsidiaries are non-regulated water management services and real estate development and investment. Service Corporation provides various non-regulated water-related monitoring, maintenance, testing and compliance reporting services for water systems for various towns, businesses and residential communities in and around southern and central New Hampshire. Its most significant contracts are with the Town of Hudson, New Hampshire and the Town of Salisbury, Massachusetts.

Southwood is actively engaged in real estate planning, development and management of residential, commercial, industrial and retail properties. Historically, most of Southwood’s activities were conducted through real estate joint ventures. During the past 10 years Southwood has participated in four residential joint ventures with John P. Stabile II, a local developer. Southwood’s earnings have from time to time during that period contributed a significant percentage of the Company’s consolidated net income. Southwood’s contributions from the sale of real estate have increased the fluctuations in the Company’s net income during that period. The Company expects that Southwood will contribute a smaller proportion of its future revenues and earnings.

Forward - Looking Statements

In addition to historical financial information, this quarterly report, including management’s discussion and analysis, contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based upon, among other things, the Company’s current assumptions, expectations and beliefs concerning future developments and their potential effect on the Company. These forward-looking statements involve risks, uncertainties and other factors, many of which are outside the Company’s control, that may cause its actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. In some cases you can identify forward-looking statements where statements are preceded by, followed by, or include the words “in the future,” “believes,” “expects,” “anticipates,” “plans” or similar expressions, or the negative thereof.

Forward-looking statements involve risks and uncertainties, and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Such factors include, among other things, whether eminent domain proceedings are successful against some or all of the Company’s water utility assets, the success of applications for rate relief, changes in governmental regulations, changes in the economic and business environment that may impact demand for the its water and real estate products, changes in capital requirements that may affect its level of capital expenditures, changes in business strategy or plans and fluctuations in weather conditions that impact water consumption. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

City of Nashua’s Ongoing Eminent Domain Proceeding

The Company’s three utility subsidiaries have been the subject of eminent domain efforts by the City of Nashua (the “City”) regarding its desire to acquire all or a portion of their assets. In January 2003, Nashua residents approved a referendum authorizing the City to pursue the acquisition of the Company’s water utility assets by eminent domain or otherwise. In March 2004, as part of the eminent domain process, the City filed a petition with the NHPUC seeking approval to acquire all of the Company’s water utility assets, whether or not related to its Nashua service area.

The Company has vigorously opposed the efforts of the City to acquire its assets by eminent domain and intend to continue to do so. The NHPUC recently set a schedule for the eminent domain proceeding that contemplates the NHPUC will hold a hearing in September 2006 on valuation and public interest issues. The Company does not expect the NHPUC to rule on the matter before late 2006. The Company’s eminent domain related expenses during the three months ended March 31, 2005 and 2004 were $341,000 and $251,000, respectively. The Company expects its eminent domain expenses during the remainder of 2005 to be comparable to those expenses incurred in 2004.

Given the highly integrated nature of the Company’s businesses, a forced sale of some or all of the assets of the Company’s water utility subsidiaries may result in increased costs and operating inefficiencies borne by the remaining assets of the Company not so acquired. Additionally, the Service Corporation’s ability to service its existing contracts as well as pursue additional operating contracts may be impaired. There is no assurance as to the amount of compensation to be paid for the assets the NHPUC finds in the public interest for the City to take by eminent domain should the NHPUC make such a determination. The Company’s financial position and results of operations may be materially impacted if the City’s eminent domain efforts are successful. No adjustments have been recorded in the accompanying condensed consolidated financial statements to reflect these uncertainties. The status of these eminent domain efforts is discussed in greater detail in Note 5: “Commitments and Contingencies – Eminent Domain,” to the notes to Condensed Consolidated Financial Statements.

SEC and New Hampshire Investigations and Settlement

The Company and its former President and Chief Executive Officer, who resigned in April 2003, were the subject of parallel investigations by the SEC and the Bureau that began in early 2003 and late

2002, respectively. As disclosed elsewhere in this quarterly report, the SEC and the Bureau alleged that some of the Company’s public disclosures regarding various joint venture transactions that occurred in the mid to late-1990s were materially false or misleading in several respects, and the Bureau contended that the Company exercised insufficient oversight of Southwood’s joint ventures, allegedly evidenced by its failing to obtain or to keep adequate records, failing to obtain formal appraisals of the land the Company contributed to the joint ventures, and failing to consider or investigate real estate development alternatives since the early 1990s.

Effective December 16, 2004, the SEC and the Bureau entered into settlements with the former President and the Company. The former President paid the State of New Hampshire an administrative fine of $50,000 and investigation costs of $60,000. In addition, under the terms of the New Hampshire settlement the Company’s shareholders as of March 31, 2003 received a payment totaling $280,000 as of March 1, 2005. The former President was financially responsible for $160,000 of that amount and the Company was responsible for the balance. The Company’s regulatory investigation-related expenses during the three months ended March 31, 2005 and 2004 were $28,000 and $38,000, respectively.

Recent Developments

Settlement of Pennichuck Rate Relief. In September 2004, the NHPUC had authorized an interim annualized increase of $1.3 million effective retroactive for services rendered on and after June 1, 2004. The interim rate increase, including surcharges back to June 2004, were included in the Company’s financial statements for the year ended December 31, 2004. In April 2005, the NHPUC granted Pennichuck a permanent rate increase of 11.8% also effective retroactive for services rendered on and after June 1, 2004. The NHPUC order will result in a final annualized rate increase of approximately $1.7 million. This order is subject to a 30 day appeal period under state law. If, as the Company expects, the order becomes effective in May 2005, the Company will recognize approximately $450,000 of additional revenues during the quarter ended June 30, 2005.

Pennichuck East Rate Relief Filing. On April 7, 2005, Pennichuck East filed a Notice of Intent to File for Rate Relief with the NHPUC in which it is seeking an overall increase in its water rates which, if granted, would result in approximately $760,000 of additional annual revenues. Pennichuck East expects to make its full rate relief filing during the quarter ended June 30, 2005.

Pennichuck East Debt Financing. On May 9, 2005, Pennichuck East entered into a $750,000 State of New Hampshire Revolving Fund loan agreement. The loan is unsecured and unconditionally guaranteed by the Company. The loan will be repaid in 240 monthly installments. The interest rate is 1.0% from closing until the earlier of completion of construction or January 1, 2006, and thereafter is equal to the lower of 3.69% or 80% of the 11 G.O. Bond Index in effect during the month of October 2005.

Loan Extension. In April 2005, Pennichuck East extended the maturity date of its $4.5 million loan with a bank. The loan, which was originally scheduled to mature in April 2005, was extended to December 31, 2009. The loan bears interest at floating rates which are tied to one of several indices as selected by the Company. The Company has elected the one month LIBOR rate plus a spread of between 1.0% and 1.5% depending on the results of various financial ratios. The spread is currently 1.25% resulting in an interest rate of 4.11% at March 31, 2005. Separately, the Company entered into an interest rate swap agreement with the bank which also has a maturity date of December 31, 2009. Under this swap agreement, the Company makes fixed monthly payments to the bank equal to 4.75% per annum and receives floating monthly payments equal to the then current one month LIBOR rate. The combined effect of its LIBOR-based borrowing formula and the swap produces an “all-in fixed borrowing cost” equal to 6.0%.

Pending Acquisition. In January 2005, the Company entered into an agreement to acquire three water systems with approximately 1,100 total customers in the Lakes Region and central part of New Hampshire: the Locke Lake water system in Barnstead, the Birch Hill water system in Conway and the Sunrise Estates water system in Middleton, New Hampshire. The acquisition, which is the Company’s largest since 1998, is subject to completion of its due diligence and the approval of the New Hampshire PUC. The Company expects the acquisition to close by the end of 2005.

Stock Split and Dividend Increase. On May 3, 2005, the Company announced that it had approved a 2.3 percent cash dividend increase above the regular March 1, 2005 quarterly cash dividend payment and had also approved a stock split effected in the form of a 33 1/3 percent stock distribution. The Company’s quarterly dividend will increase to $.22 per share from $.215 per share ($.88 per share versus $.86 on an annualized basis) on the pre-split shares. The new quarterly cash dividend rate will be $.165 per share on the increased number of shares resulting from the stock distribution, or $.66 per share annualized. Both the increased dividend and stock distribution will be paid along with the Company’s next dividend payment on June 1, 2005 to shareholders of record on May 18, 2005.

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

Regulatory Accounting - the use of regulatory assets and liabilities as permitted by Statement of Financial Accounting Standards No. 71 (“SFAS 71”), “Accounting for the Effects of Certain Types of Regulation” stipulates generally accepted accounting principles for companies whose rates are established by or are subject to approval by an independent third-party regulator. In accordance with SFAS No. 71, the Company defers costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the rate-making process in a period different from when the costs and credits were incurred. These deferred amounts, both assets and liabilities, are then recognized in the income statement in the same period that they are reflected in rates charged to its water utilities’ customers. In the event that the inclusion in the rate-making process is disallowed, the associated regulatory asset or liability would be adjusted to reflect the change in our assessment or change in regulatory approval. As of March 31, 2005, the Company has recorded regulatory assets of $2.3 million. The Company expects to fully recover these regulatory assets. The uncertainties associated with these estimates relate to potentially adverse legislative, judicial or regulatory actions in the future. These uncertainties are inherently difficult to evaluate. Historically, the Company has not made any material adjustment to regulatory asset deferrals resulting from inaccurate estimates or assumptions. Substantially all of the Company’s regulatory assets as of March 31, 2005 and December 31, 2004 and 2003 are currently being recovered in rates.

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

The uncertainties associated with the Company’s unbilled revenues relate primarily to the seasonality of weather conditions. Water consumption and revenues are typically higher during the summer months than in the winter. As a result, the Company records a higher level of unbilled revenue during the summer months. The uncertainties associated with estimating those revenues relate to differences in weather patterns during the periods for which the Company has unbilled revenues. Historically, the Company has not made any material adjustment to its financial statements resulting from inaccurate revenue recognition estimates or assumptions. Accrued unbilled revenues recorded in the Company’s consolidated balance sheets as of March 31, 2005 were approximately $1.7 million.

The Company’s non-utility revenues are recognized when services are rendered or when water is delivered. Revenues are based, for the most part, on long-term contractual rates.

Pension and Other Post Retirement Benefits - the Company’s pension and other postretirement benefits costs are dependent upon several factors and assumptions, such as employee demographics, plan design, the level of cash contributions made to the plans, earnings on the plans’ assets, the discount rate, the expected long-term rate of return on the plans’ assets and health care cost trends. Historically, the Company has not made any material adjustment to its financial statements resulting from inaccurate estimates or assumptions used in its accounting for pension and postretirement benefits. At December 31, 2004 and 2003, the Company’s pension obligations were $606,000 and $78,000, respectively, and its postretirement benefit obligations were $643,000 and $560,000, respectively.

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

The following chart reflects the projected benefit obligation and cost sensitivities associated with a 1% change in the Company’s discount rate. Each sensitivity below reflects an evaluation of the change based solely on a change in that assumption.

	(in thousands)
Actuarial Assumption	Impact on Projected Benefit obligation	Impact on Periodic Benefit Cost Increase/(Decrease)
Pension
Increase in discount rate	$(744)	$(83)
Decrease in discount rate	$948	$101
Other Postretirement Benefits
Increase in discount rate	$(203)	$(30)
Decrease in discount rate	$257	$38

Results of Operations—General

In this section, the Company will discuss its results of operations for the three months ended March 31, 2005 and 2004 and the factors affecting them. The Company’s operating activities, as discussed in greater detail in Note 7 to the Notes to Condensed Consolidated Financial Statements, are grouped into three primary business segments as follows:

•	Water utility operations,

•	Water management services, and

•	Real estate development and investment.

The Company’s consolidated revenues tend to be significantly affected by weather conditions experienced throughout the year and by sales of major real estate parcels which may occur from time to time. Water revenues are typically at their lowest point during the first and fourth quarters of the calendar year. Water revenues in the second and third quarters tend to be greater because of increased water consumption for non-essential usage by the Company’s customers during the late spring and summer months. In addition, the Company’s consolidated revenues may be significantly affected by sales of major real estate parcels, which may occur from time to time.

Results of Operations - Three Months Ended March 31, 2005

Compared to Three Months Ended March 31, 2004

Overview

For the three months ended March 31, 2005, the Company incurred a consolidated net loss of $460,000, compared to a consolidated net loss of $21,000 for the three months ended March 31, 2004. Basic loss per share was $.19 for the three months ended March 31, 2005 as compared to $.01 basic loss per share for the three months ended March 31, 2004.

The Company’s consolidated revenues for the first quarter of 2005 totaled $4.9 million as compared to $4.8 million for the three months ended March 31, 2004. The slight increase in consolidated revenues was attributable to the following:

•	a temporary rate increase approved by the New Hampshire PUC of 8.9% implemented by Pennichuck for service rendered on and after June 1, 2004;

•	a permanent rate increase of 17.7% approved by the New Hampshire PUC and implemented by Pittsfield in February 2004; and

•	a 1.5% increase in the combined utility customer base for the year;

•	these increases were partially offset by a reduction in revenues of approximately $100,000 due to decreased consumption by several large industrial customers during the first quarter of 2005.

The decrease in net income was attributable primarily to increased power and purchased water costs as well as additional non-union salary increases, a severance payment to the Company’s former Chief Financial Officer and higher health insurance costs.

The Company’s costs related to defending against the City’s eminent domain proceeding increased during the three months ended March 31, 2005. The Company’s eminent domain related expenses were $341,000 for the three months ended March 31, 2005 compared to $251,000 for the three months ended March 31, 2004. The Company’s regulatory investigation-related expenses during the first quarter of 2005 were $28,000 compared to $38,000 in the first quarter of 2004. Excluding the effect of the eminent domain and regulatory investigation-related expenses, the Company’s consolidated net loss was $238,000, or $.10 per share, in the first quarter of 2005 and net income of $153,000, or $.06 per share, in the first quarter of 2004.

The Company believes that a presentation of net income excluding these expenses is useful to investors because it is indicative of the Company’s financial performance in the ordinary course of business. The Company uses net income excluding these expenses to evaluate its financial performance because the Company expects that the financial impact of these expenses has become or, in the relatively near term, will become insignificant. Expenses related to the settlement with the SEC and the Bureau will not have a material financial impact on the Company’s financial results in 2005 and beyond. The Company expects that the financial impact of expenses related to the eminent domain proceeding will cease within the next two to three years. The material limitation associated with using this measure is that it does not include all of the expenses required to be included by generally accepted accounting principles. The Company compensates for this limitation when using this measure by comparing it directly to net income calculated according to generally accepted accounting principles.

Water Utility Operations

The Company’s water utility operations include the activities of Pennichuck, Pennichuck East and Pittsfield, each of which is regulated by the NHPUC. On a combined basis, net loss of the Company’s three utilities for the three months ended March 31, 2005 was approximately $228,000 as compared to net income of $51,000 for the three months ended March 31, 2004. This decrease in net income is principally due to increased power and purchased water costs as well as additional non-union salary increases, a severance payment to the Company’s former Chief Financial Officer and higher insurance costs.

The Company’s utility operating revenues increased to $4.3 million in the first quarter of 2005, or almost 3% from the first quarter of 2004. For the three months ended March 31, 2005, approximately 82%, 15% and 3% of the Company’s total utility operating revenues were generated by Pennichuck, Pennichuck East and Pittsfield, respectively, as shown in the following table:

	March 31, 2005	March 31, 2004	Change
	(in thousands)
Pennichuck	$3,536	$3,440	$96
Pennichuck East	676	663	13
Pittsfield	118	117	1

Total	$4,330	$4,220	$110

The overall increase in water revenues reflects the rate relief granted to Pennichuck and Pittsfield during 2004 as well as a 1.5% increase in the combined utility customer base during the most recent year, resulting in a total combined customer base of approximately 30,000 as of March 31, 2005. Overall billed consumption of the Company’s three utilities was relatively flat during the period. Total billed consumption in Pennichuck’s core system as well as within our Pittsfield system was slightly lower than consumption levels during 2004. Total billed consumption in Pennichuck East was approximately 5.5% greater than 2004. The decrease in Pennichuck core system consumption was primarily attributable to a decrease in water usage by several large industrial customers totaling approximately $100,000 during the first quarter of 2005.

In May 2003, Pittsfield filed a Notice of Intent to File for Rate Relief in which it sought an increase in its annual revenues. That rate case was concluded in December 2003, and in January 2004 the New Hampshire PUC granted an increase of 17.7%, representing additional annual revenues of approximately $73,000. This rate relief is effective for water bills rendered on and after January 1, 2004. The positive effect of this rate relief was partially offset by lower consumption as discussed more fully above.

On May 28, 2004, Pennichuck filed a Petition for Rate Relief with the NHPUC in which it is seeking an overall increase in its rates, which if granted, would have resulted in approximately $2.3 million of additional annual revenues. On September 30, 2004, the NHPUC granted Pennichuck temporary rate relief of 8.9% effective for services rendered on and after June 1, 2004. This temporary rate relief represented approximately $1.3 million in annual water revenues and was reflected in the Company’s financial statements for the year ended December 31, 2004.

In April 2005, the NHPUC granted Pennichuck a permanent rate increase of 11.8% also effective retroactive for services rendered on and after June 1, 2004. The NHPUC order will result in a final annualized rate increase of approximately $1.7 million. This order is subject to a 30 day appeal period under state law. The incremental revenues attributable to the difference between the permanent rates and the temporary rates, of approximately $450,000, will be recognized in the Company’s financial statements during the quarter ended June 30, 2005.

For the three months ended March 31, 2005, utility operating expenses increased by $621,000, or 17.1%, to $4.2 million as shown in the table below.

	2005	2004	Change
	(in thousands)
Operations & maintenance	$2,837	$2,263	$574
Depreciation & amortization	832	739	93
Taxes other than income taxes	577	623	(46)

Total	$4,246	$3,625	$621

The operations and maintenance expenses of the Company’s water utility business include such categories as:

•	water supply, treatment, purification and pumping,

•	transmission and distribution system functions, including repairs and maintenance and meter reading, and

•	customer service and general and administrative functions.

The combined increase in the Company’s utilities’ operating expenses over 2004 was chiefly the result of the following:

•	approximately $52,000 of increased purification and treatment costs in its core Pennichuck system, reflecting higher purchased water, power, chemical and labor costs;

•	$251,000 of increased general and administrative costs primarily relating to costs for severance, health benefits, property and casualty insurance and administrative salaries;

•	$50,000 of additional non-union salary increases; and

•	additional depreciation and amortization charges totaling $93,000 associated with approximately $7.9 million of new utility plant and equipment placed in service during the past year.

The recovery of these increased costs is expected to be included in future rate relief filings.

Water Management Services

The following table provides a breakdown of revenues from the Company’s non-regulated, water management services operations for the three months ended March 31, 2005 and 2004.

	2005	2004	Change
	(in thousands)
Municipal contracts	$328	$314	$14
Community system contracts	92	73	19
Watertight program	55	56	(1)
Miscellaneous	36	20	16

Total	$511	$463	$48

The Service Corporation’s revenues consist chiefly of fees earned under various operations and billing contracts as well as revenues from its Watertight and backflow testing programs. The $48,000 increase in contract revenues from municipal contracts primarily resulted from additional contract fees billed by Service Corporation for unplanned work performed under those contracts.

Contract revenues from community system contracts for the three months ended March 31, 2005 were $92,000, representing 77 operating contracts at March 31, 2005 compared to 67 such contracts at March 31, 2004. The increase in community system contract revenues for the year resulted from higher fees from unplanned services which totaled $58,000 in the first quarter of 2005 and $40,000 in 2004. For the three months ended March 31, 2005 and 2004, Service Corporation revenues included $55,000 and $56,000, respectively, for fees earned under its Watertight program. This program provides maintenance service to residential customers for a fixed annual fee. At March 31, 2005, approximately 3,400 customers were enrolled in this program which was consistent with 2004.

Expenses associated with the Company’s contract operations were $424,000 and $372,000 for the three months ended March 31, 2005 and 2004, respectively, comprised primarily of direct costs for servicing our various operating contracts and allocated intercompany charges for general and administrative support for contract operations. The $52,000, or 14.1%, increase in expenses from 2004 to 2005 resulted principally from a decrease of $34,000 in allocated intercompany charges due to a change in the methodology that we used to allocate to Service Corporation the cost of the resources provided by the Company and Pennichuck. The decrease in the intercompany charge partially offset an increase in direct expenses of $86,000.

Real Estate Development and Investment

For the three months ended March 31, 2005, Southwood’s revenues were $5,000 compared to $101,000 in 2004. The table below shows the major components of Southwood’s revenues during 2005 and 2004.

	2005	2004	Change
	(in thousands)
Income from unconsolidated equity investments	$21	$81	$(60)
Interest income on note receivable	—	17	(17)
Other	(16)	3	(19)

Total	$5	$101	$(96)

At March 31, 2005 and 2004, Southwood had a 50% ownership interest in four joint ventures organized as limited liability companies, as discussed in greater detail under Note 4 in the Notes to Consolidated Financial Statements. The remaining 50% ownership interest in each joint venture is principally held by John P. Stabile II, a local developer, with whom Southwood has also participated in four residential joint ventures during the past 10 years. Southwood uses the equity method of accounting for its investments in the joint ventures. Consequently, Southwood’s investment is adjusted for its share of earnings or losses and for any distributions received from the joint venture. For the three months ended March 31, 2005, Southwood’s share of pre-tax earnings from these joint ventures was approximately $21,000 compared to pre-tax earnings of $81,000 for the three months ended March 31, 2004. There were no distributions from the joint ventures during the three months ended March 31, 2005 or 2004. The decline in the joint ventures’ pre-tax earnings resulted primarily from lost rental revenues due to the installment of a replacement tenant for the HECOP I building during the first quarter of 2005. Southwood’s share of pre-tax earnings is included under “Revenues-real estate operations” in the accompanying Consolidated Statements of Income.

Expenses associated with the Company’s real estate operations were $91,000 and $38,000 for the three months ended March 31, 2005 and 2004, respectively. This increase was primarily attributable to increased professional fees associated with an increased emphasis on management and development of our real estate portfolio during the latter part of 2004 and 2005. Southwood’s 2005 operating expenses of approximately $91,000 consisted primarily of $3,000 of property taxes associated with its remaining landholdings, $58,000 for general and administrative costs and $30,000 in allocated intercompany charges due to additional Company resources utilized for the planning and development of our existing land portfolio. The Company expects that during each of the next several years Southwood will incur approximately $1 million of expenses for development efforts, salaries and other administrative costs.

Eminent Domain - Related Expenses

During the first quarter of 2005, the Company incurred approximately $341,000 in defending against the City’s eminent domain proceeding, an increase of $90,000 from the eminent domain costs in 2004. The increase was primarily attributable to expenses incurred in a significant public relations campaign opposing the City’s efforts and to costs incurred in litigating several cases with the City in state and federal courts.

Interest Expense

For the three months ended March 31, 2005, the Company’s consolidated interest expense was approximately $488,000 which was not a material change from 2004. Interest expense in both years primarily represents interest on long-term indebtedness of the Company and its three regulated water utilities.

Liquidity and Capital Resources

Overview

The Company’s primary sources of funds are cash flow from utility operations, cash proceeds from the sale of portions of its real estate holdings, borrowings pursuant to its bank revolving credit facility and proceeds from the sale of long-term debt and equity securities. The Company’s primary uses of funds are capital expenditures associated with its continuous utility construction program, dividends on its common stock payable as and when declared by its board of directors and repayments of principal on its outstanding debt obligations, whether pursuant to scheduled sinking fund payments or final maturities.

For the past several years, cash flows from operations have largely fluctuated based on four factors: (i) weather, (ii) amount and timing of rate increases, (iii) gain recognized on the sale of Southwood land, especially during 2000, 2001, 2002 and 2004, as described above, and (iv) significant expenses associated with the proposed merger with Aqua America that terminated in 2003, the costs associated with the City of Nashua’s ongoing eminent domain proceeding and costs related to the SEC and Bureau regulatory investigations that were settled in December 2004, each discussed in more detail above. For the three months ended March 31, 2005, net cash used in operating activities increased by $1.7 million, for the reasons discussed above under “Results of Operations – Three Months Ended March 31, 2005 Compared to 2004.” Net cash used in investing activities increased by $1.5 million, compared to 2004 due to increased capital expenditures and an increase in the deferred land costs.

For the period 2000 to 2004, the majority of the Company’s funds were provided through a combination of cash flow from utility operations and sales of portions of its real estate holdings. The Company supplemented these sources of funds beginning in the fourth quarter of 2003 and throughout 2004 by drawing down a portion of the funds available under its bank revolving credit facility. In addition, the Company also generated approximately $85,000 during the period 2000 to 2004 through the issuance of new shares of common stock under its Dividend Reinvestment Plan.

2005 to 2008 Capital Expenditures Program.

The Company expects its capital expenditures to increase substantially during the 2005 to 2008 period, as discussed more fully in the Company’s most-recently filed Form 10-K for the year ended December 31, 2004. The following table summarizes the Company’s capital expenditures and other funds requirements for the 2005 to 2008 period.

	2005	2006	2007	2008
Utility plant additions	$15,500,000	$23,300,000	$11,400,000	$5,100,000
Other	2,400,000	2,000,000	2,000,000	2,000,000

Total	$17,900,000	$25,300,000	$13,400,000	$7,100,000

	2001	2002	2003	2004
Utility plant additions	$8,200,000	$8,400,000	$9,000,000	$7,500,000
Other	—	—	—	—

Total	$8,200,000	$8,400,000	$9,000,000	$7,500,000

The Company’s water utilities are capital intensive businesses. The Company is engaged in continuous construction programs at its utility subsidiaries primarily for water distribution system repair, rehabilitation and replacement, water storage facility maintenance and additions, and more recently, water supply security. For the period 2001 to 2004, capital expenditures for water distribution, storage, and supply totaled $33.1 million, or approximately $8.3 million per year. For 2005 and the period 2006 to 2008, comparable expenditures are expected to total $15.5 million and $39.8 million in current dollars, respectively, or approximately $13.8 million per year.

In addition to its recurring programs, the Company is embarking on two major new construction initiatives. The first is an upgrade of its water treatment plant that is necessary in order for the plant to meet more stringent, federally mandated safe drinking water standards. The water treatment plant project will commence in the second half of 2005 and is expected to be completed during 2008. Capital expenditures associated with the water treatment plant upgrade project are expected to total approximately $9.9 million for 2005 and $21.6 million for 2006 to 2008.

The second is the installation of a radio meter reading (RMR) system. The RMR system will enable a switch from quarterly to monthly billing and will facilitate the introduction of conservation-based pricing during periods of extremely heavy consumption (the summer months). The Company will pilot the RMR system in 1,000 residential customer premises in 2005 with a full system roll-out, based upon the success of the pilot, scheduled for 2006 and 2007. Capital expenditures for the RMR system are expected to be $125,000 in 2005 and $2.1 million for 2006 to 2008.

In addition to the upgrade of its water treatment plant and the installation of the RMR system, the Company expects to incur other capital expenditures aggregating $5.5 million in 2005 and $16.1 million for 2006 to 2008. These other expenditures include, in part, potential acquisition of small regional regulated water utility systems, consistent with the Company’s record of prior acquisitions, and potential real estate-related acquisitions by Southwood.

2005-2008 External Financing Requirements.

Due to the significant increases in its utility construction program commencing in 2005-2008 and as described above, the Company expects that only 25% to 30% of its funding requirements will be provided by cash flow from operations (after payment of dividends on common stock). The Company expects that the balance of its funding will be obtained through long-term debt arrangements and the issuance of common stock. The Company’s timing and mix of future debt and equity financing is subject to a number of factors including, but not limited to (i) debt and equity market conditions; (ii) the need to maintain a balanced capital structure in order to preserve financial flexibility and to manage the overall cost of capital; and (iii) certain debt issuance covenants as contained in its outstanding loan agreements. There is no assurance that the Company will be able to complete all or any of the future debt and equity financings described below or to complete them on a timely basis.

The receipt of timely and adequate rate relief will also be critically important in providing the Company cash flow from operations and the ability to access credit and permanent capital, both debt and equity, at reasonable costs and terms. The Company is unable, however, to predict the outcome of its future rate relief filings.

Recent and Contemplated Long-Term Debt Arrangements.

In January 2005, the Company issued $6.6 million of long-term, fixed rate tax-exempt debt, with $3.0 million representing new funds and the balance utilized to optionally redeem a like amount of higher cost tax-exempt debt.

In March 2005, the Company issued $5.0 million of 5-year taxable debt to an insurance company pursuant to a private placement transaction. A portion of the proceeds ($1.5 million) represented new funds and the balance ($3.5 million) was utilized to fund the maturity of a like amount of higher cost taxable debt.

Effective March 22, 2005, the Company restructured and expanded its debt arrangements with Bank of America, increasing its revolving credit facility to $16.0 million from $6.5 million. The Bank of America facility permits the Company to borrow, repay and re-borrow, in varying amounts and from time to time at its discretion through December 31, 2007, subject to the terms and conditions of the facility. The new arrangement replaced one that was scheduled to expire in April 2005.

On April 7, 2005, the NHPUC approved an extension of an existing $4.5 million loan from Bank of America to Pennichuck East and Pennichuck Corporation as co-borrowers to a new maturity date of December 31, 2009. The extension approved by the PUC contains similar terms to the original loan, including a swap agreement that allows the Company to fix its interest costs by essentially converting the loan to a fixed rate.

The Company also has access, from time to time, to low cost long-term debt from two sources. First, it has applied and will continue to apply for long-term debt funds directly from the State of New Hampshire under the State’s Revolving Fund program (SRF). Funds provided under the SRF loans carry long-term fixed costs at interest rates set with reference to various Municipal Bond Indices, which rates are generally below the rates for comparable U.S. Treasury securities of like maturity. As of March 31, 2005, the Company had three outstanding SRF loans aggregating approximately $850,000. On May 9, 2005, Pennichuck East entered into a $750,000 State of New Hampshire Revolving Fund loan agreement. The loan is unsecured and unconditionally guaranteed by the Company. The loan will be repaid in 240 monthly installments. The interest rate is 1.0% from closing until the earlier of completion of construction or January 1, 2006, and thereafter is equal to the lower of 3.69% or 80% of the 11 G.O. Bond Index in effect during the month of October 2005.

The Company’s other source of low cost, long-term debt is tax-exempt debt issued on its behalf by the New Hampshire Business Finance Authority (BFA). The BFA acts solely as a passive conduit to the tax-exempt bond markets with the Company acting as the obligor for the associated tax-exempt debt. At March 31, 2005 the Company had six outstanding BFA (or its predecessor entity) issues aggregating $11.5 million.

2005 to 2008 Tax-Exempt Bond Financing Plan.

The Company intends to raise approximately $50 million in one or more BFA debt financings in 2005 through 2008. The BFA recently gave preliminary approval for the financing. The proposed amount would cover substantially all of the Company’s capital expenditures for 2005 through 2008 (approximately $50 million of a total of $54.3 million), including its water treatment plant upgrade project, various water distribution, storage, supply maintenance, rehabilitation and replacement projects and the proposed RMR system. Such financing requires certain approvals including, but not limited to, an allocation of a portion of the State’s annual volume cap for certain types of tax-exempt bond offerings including offerings of the type the Company is contemplating. There is no assurance that the Company will be able to complete the contemplated BFA financings on a timely basis or at all.

Significant Financial Covenants.

The Company’s new revolving credit facility contains three financial maintenance tests which must be met on a quarterly basis. These maintenance tests are as follows:

(1)	its Fixed Charge Coverage Ratio must exceed 1.2x;

(2)	its Tangible Net Worth must exceed $25 million plus new equity proceeds; and

(3)	its Funded Debt must not exceed 65% of its Total Capitalization.

Also, various Pennichuck and Pennichuck East loan agreements contain tests that govern the issuance of additional indebtedness. These issuance tests are as follows:

(1)	to issue short-term debt, its Total Debt must not exceed 65% of its Total Capital (unless the new short-term debt is subordinated to existing debt);

(2)	to issue long-term debt, its Funded Debt must not exceed 60% of its Property Additions; and

(3)	to issue long-term debt, its Earnings Available for Interest divided by its Interest Expense must exceed 1.5x.

The Company’s revolving credit facility effectively restricts its ability to pay dividends by requiring that its tangible net worth must exceed $25.0 million plus new equity proceeds on a quarterly basis. The Company’s tangible net worth at March 31, 2005 was $29.0 million.

Pennichuck Water may not pay dividends to the Company if the payment would cause its net worth to be less than $4.5 million. At March 31, 2005, Pennichuck Water’s net worth was $20.5 million. Pennichuck East may not pay dividends to the Company if the payment would cause its net worth to be less than $1.5 million. At March 31, 2005, Pennichuck East’s net worth was $4.4 million.

As of March 31, 2005, the Company was in compliance with all of our financial covenants.

Contemplated Equity Offering.

The Company is planning to conduct a public offering of its common stock during the second quarter of 2005 pursuant to a registration statement that it filed with the SEC on March 31, 2005. The Company anticipates that the net proceeds to it from that offering will be approximately $10 million to $12 million. The net proceeds will be used primarily to increase our equity investment in our water utility subsidiaries. These subsidiaries will use those capital contributions primarily to fund utility capital additions. The remaining net proceeds will be used for general corporate purposes, which may include the repayment of short-term debt and the acquisition of investor-owned water utilities and other water systems in New Hampshire and portions of Maine, Massachusetts and Vermont. There can be no assurance that the offering will be completed in 2005 or at any later time.

Off Balance Sheet Arrangements

At March 31, 2005 and 2004, Southwood had a 50% ownership interest in four joint ventures organized as limited liability companies. The remaining 50% ownership interest in each of the joint ventures is principally held by John P. Stabile II, a local developer with whom Southwood has also participated in four other residential joint ventures during the past ten years. The formation of these joint ventures provides Southwood with an opportunity to develop its landholdings in such a manner as to provide for a long-term income stream through commercial rental activities. Additionally, the joint ventures, as legal entities, mitigate the financial risk associated with sole ownership of developed commercial properties by Southwood. The joint ventures, whose assets and liabilities are not included in the accompanying Consolidated Balance Sheets, own certain commercial office buildings on which there are outstanding mortgage notes totaling $8.9 million and $9.1 million as of March 31, 2005 and 2004, respectively. Distributions from the joint ventures have from time to time during the past ten years been a significant source of funds to support the Company’s dividend payments to its shareholders. The Company accounts for Southwood’s investment in the four current joint ventures using the equity method of accounting, meaning that it recognizes on a current basis 50% of each joint venture’s operating results. Those results reflect ongoing carrying costs such as maintenance and property taxes. Information about the Company’s revenues, expenses and cash flows arising from the joint ventures is included in Note 5 of the Notes to Consolidated Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to financial market risk results primarily from fluctuations in interest rates. The Company is exposed to changes in interest rates primarily from its revolving credit facility which contains variable interest rates. This facility, which includes a total borrowings capacity of $16.0 million, permits the Company to borrow, repay and re-borrow, in varying amounts and from time to time at its discretion through December 31, 2007. Borrowings under this credit facility bear interest rates ranging from LIBOR plus 1.0% to LIBOR plus 1.5% based on the results of various financial ratios. The applicable margin at March 31, 2005 was 1.25% resulting in an interest rate of 4.11%. The Company had outstanding borrowings under its revolving credit facility of $5.0 million at March 31, 2005. An immediate change of one percent on the interest rate applicable to the revolving credit facility would cause a change in interest expense of approximately $50,000 per year.

The Company also has a $4.5 million variable interest rate loan with a bank. The loan, which was originally scheduled to mature in April 2005, was extended to December 31, 2009. In April 2005, the Company entered into an interest rate swap agreement with the bank which also has a maturity date of December 31, 2009. The purpose of this swap agreement is to mitigate interest rate risks associated with its $4.5 million floating-rate loan. The agreement provides for the exchange of fixed interest rate payments for floating interest rate payment obligations on notional amounts of principal totaling $4.5 million. The floating-rate loan with the bank contains interest rates ranging from LIBOR plus 1.0% to LIBOR plus 1.5% based on the results of various financial ratios. The applicable margin at March 31, 2005 was 1.25% resulting in an interest rate of 4.11%. The Company designated this interest rate swap as a cash flow hedge against the variable future cash flows associated with the interest payments due on the $4.5 million of notes. The combined effect of its LIBOR-based borrowing formula and the swap produces an “all-in fixed borrowing cost” equal to 6.0%.

The fair market value of the Company’s interest rate swaps represents the estimated unrealized loss to terminate these agreements based upon current interest rates.

Item 4: CONTROLS AND PROCEDURES

The Company has carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934 under the supervision and with the participation of its management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of its “disclosure controls and procedures” as of the end of the period covered by this report.

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

Based on their evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are effective to provide reasonable assurance that information relating to the Company (including its consolidated subsidiaries) required to be included in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. As reported on the Company’s Form 8-K filing dated

February 14, 2005, the Company’s former Chief Financial Officer retired from employment with the Company and resigned from his positions as Treasurer and Chief Financial Officer effective as of January 31, 2005.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Eminent domain proceedings have been commenced before the New Hampshire Public Utilities Commission against certain of the Company’s water utility subsidiaries, and the Company and such subsidiaries are engaged in litigation with respect thereto as discussed in greater detail in Note 5: “Commitments and Contingencies – Eminent Domain” to the Notes to Condensed Consolidated Financial Statements.

The Company and its subsidiaries are not otherwise involved in any material litigation or other proceedings which, in management’s opinion, would have an adverse effect on the business, the consolidated financial condition or the operating results or cash flows of the Company and its subsidiaries.

Item 6. EXHIBITS:

Exhibit Number	Exhibit Description
31.1	Certification

31.2	Certification

32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pennichuck Corporation
(Registrant)

Date: May 20, 2005	/s/ Donald L. Correll
Donald L. Correll, President and
Chief Executive Officer

Date: May 20, 2005	/s/ William D. Patterson
William D. Patterson, Vice President,
Treasurer and Chief Financial Officer