Form 10-Q
period 2005-06-30
PENNICHUCK CORP
filed 2005-08-15
CIK 788885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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
YES NO X

The number of shares of the registrant's common stock, $1 par value, outstanding as of August 10, 2005 was 4,185,187.

PENNICHUCK CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2005

CONTENTS

		Page

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets:
	June 30, 2005 and December 31, 2004	3

	Condensed Consolidated Statements of Operations:
	Three and six months ended June 30, 2005 and 2004	4

	Condensed Consolidated Statements of Cash Flows:
	Six months ended June 30, 2005 and 2004	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35

Item 4.	Controls and Procedures	36

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	37
Item 2.	Unregistered Sales of Equity Securities
	and Use of Proceeds	Not Applicable
Item 3.	Defaults upon Senior Securities	Not Applicable
Item 4.	Submission of Matters to a Vote of Security Holders	37
Item 5.	Other Information	Not Applicable
Item 6.	Exhibits	38

SIGNATURES	39

CERTIFICATIONS	40

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2005	2004

	(Unaudited)

ASSETS
Property, plant and equipment	$126,893	$122,691
Less accumulated depreciation	(33,412)	(31,805)
Net property, plant and equipment	93,481	90,886
Current Assets
Cash and cash equivalents	169	969
Restricted Cash	832	-----
Accounts receivable, net of allowance of $37
in 2005 and 2004	4,185	3,265
Refundable income taxes	899	313
Materials and supplies, at cost	1,023	886
Prepaid expenses and other current assets	946	955

	8,054	6,388

Other Assets
Deferred land costs	1,550	1,017
Deferred debt issuance costs	1,670	547
Deferred charges and other assets	3,168	2,547
Investment in real estate partnerships	766	742

	7,154	4,853
TOTAL ASSETS	$108,689	$102,127

STOCKHOLDERS' EQUITY AND LIABILITIES
Stockholders' Equity
Common stock - $1 par value
Authorized - 11,500,000 shares
Issued - 3,227,139 and 3,219,425 shares, respectively	$3,227	$3,219
Additional paid in capital	15,718	15,631
Retained earnings	10,940	12,129
Accumulated other comprehensive income	(734)	(690)
Less treasury stock, at cost; 952 shares	(138)	(138)

	29,013	30,151
Minority interest	8	6
Long-term debt, less current portion	29,604	16,946
Line of credit	6,594	----
Current Liabilities
Line of credit	----	3,800
Current portion of long-term debt	139	9,889
Accounts payable	1,852	1,083
Accrued interest payable	459	369
Other accrued liabilities	753	2,227

	3,203	17,368
Deferred Credits and Other Reserves
Contributions in aid of construction	25,342	24,285
Deferred income taxes	10,185	9,735
Other liabilities and deferred credits	4,740	3,636

TOTAL STOCKHOLDERS' EQUITY & LIABILITIES	$108,689	$102,127

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Revenues
Water utility operations	$5,671	$4,888	$10,001	$9,108
Real estate operations	-----	22	-----	124
Water management services	484	482	995	945
Other	14	20	28	33

	6,169	5,412	11,024	10,210
Operating Expenses
Water utility operations	4,069	3,621	8,316	7,246
Real estate operations	125	43	211	81
Water management services	403	464	827	836
Other	50	----	83	21

	4,647	4,128	9,437	8,184

Operating Income	1,522	1,284	1,587	2,026

Eminent domain taking and other expenses	(520)	(447)	(889)	(736)
Other income	17	11	34	5
Interest expense	(468)	(506)	(955)	(1,001)

Income (Loss) Before Provision (Benefit) for
Income Taxes	551	342	(223)	294

Provision (Benefit) for Income Taxes	228	127	(86)	100

Net Income (Loss)	$323	$215	$(137)	$194

Other comprehensive (loss) income, net of tax
Unrealized gain on derivative instruments	(75)	63	(44)	91

Comprehensive Income (Loss)	$248	$278	$(181)	$285

Earnings (Loss) per Common Share:
Basic	$.10	$.07	$(.04)	$.06
Diluted	$.10	$.07	$(.04)	$.06

Weighted Average Common Shares Outstanding:
Basic	3,224,525	3,195,120	3,222,338	3,195,061
Diluted	3,238,558	3,212,833	3,229,343	3,216,597

Dividends Paid per Common Share	$.165	$.16125	$.32625	$.3225

See notes to condensed consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended

	June 30,	June 30,
	2005	2004

Operating Activities:
Net income (loss)	$(137)	$194
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	1,626	1,536
Amortization of deferred investment tax credits	(17)	(17)
Provision for deferred income taxes	480	990
Allowance for funds used during construction	(128)	-----
Undistributed earnings in real estate partnerships	(23)	(99)
Special dividend distribution	(280)	-----
Change in other assets and liabilities	(1,793)	(1,516)

Net cash (used in) provided by operating activities	(272)	1,088

Investing Activities:
Purchases of property, plant & equipment	(2,814)	(2,615)
Contributions in aid of construction	36	55
Increase in restricted cash	(832)	-----
Change in deferred land costs	(533)	(66)

Net cash used in investing activities	(4,143)	(2,626)

Financing Activities:
Advances on line of credit	1,294	1,250
Payments on long-term debt	(93)	(80)
Proceeds from long-term borrowings	4,500	63
Net change in cash overdrafts	------	952
Debt issuance costs	(1,129)	------
Proceeds from issuance of common stock and
dividend reinvestment plan	94	3
Dividends paid	(1,051)	(1,030)

Net cash provided by financing activities	3,615	1,158

DECREASE IN CASH AND CASH EQUIVALENTS	(800)	(380)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	969	391

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$169	$11

Supplemental Cash Flow Information. Interest paid was approximately $883,000 and $979,000 for the six months ended June 30, 2005 and 2004, respectively. Income taxes paid were approximately $5,000 and $4,000 for the six months ended June 30, 2005 and 2004, respectively. Non-cash items for the six months ended June 30, 2005 and 2004 included contributions in aid of construction totaling approximately $1.2 million and $355,000, respectively. Additionally, non-cash items for the six months ended June 30, 2004 included the deferred gain on a land sale of approximately $1.2 million and the related long-term note receivable which was originally scheduled to have matured in October 2005. The entire balance of the note was paid in 2004 resulting in the recognition of the deferred gain during 2004.

See notes to condensed consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2005

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

Note 2 - Summary of Significant Accounting Policies

(a) Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The Balance Sheet amounts shown under the December 31, 2004 column have been derived from the audited financial statements of the Company as contained in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

(c) Restricted Cash

      Restricted cash consists primarily of funds held in escrow by the trustee of certain water facility revenue bonds related to a capital project that the Company anticipates it will complete during the second half of 2005. The funds will be used to reimburse the Company for such project costs as they are incurred.

(d) Reclassifications

      Certain amounts for the six months ended June 30, 2004 have been reclassified to conform with the 2005 financial statement presentation. These reclassifications had no effect on net income and relate primarily to the reclassification of allowance for funds used during construction and earnings in equity affiliates from net cash used in investing activities to net cash (used in) provided by operating activities and debt issuance costs from net cash (used in) provided by operating activities to net cash provided by financing activities in the Condensed Consolidated Statements of Cash Flows.


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2005

(e) Revenues

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

      Water management services include contract operations and maintenance, water testing and billing services to municipalities and small, privately owned community water systems. In accordance with the guidance contained in Staff Accounting Bulletin No. 104, the Company records revenues for this business segment in one of two ways. Contract revenues are amounts that are billed and recognized on a monthly recurring basis in accordance with agreed-upon contract rates. Unplanned additional work is billed and recognized based on time and materials incurred in connection with activities not specifically mentioned, or which exceed levels specifically mentioned in the contracts. Time and material charges for unplanned work is accumulated weekly and is billed and recognized on a monthly basis.

      Revenues from real estate operations, other than undistributed earnings from equity method joint ventures, are recorded upon completion of a sale of land parcels which the Company owns in accordance with paragraph 3 of SFAS No. 66, "Accounting for Sales of Real Estate." Excluding the joint ventures, the Company's real estate holdings are comprised solely of undeveloped land. The Company is not currently involved in any development activities related to any of its land holdings.

(f) Stock-Based Compensation

      In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to FASB Statement No. 123" ("SFAS 148") which provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 requires prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation. At this time, the Company does not intend to change to the fair value based method of accounting for stock-based compensation. On a pro forma basis, the Company's net income and earnings per share would have been reduced to the following amounts had compensation cost for the plan been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation". See Note 3 - "New Accounting Pronouncements".


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2005

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands, except
	per share data)

Net income:
As reported	$323	$215	$(137)	$194
Less: Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related taxes	(17)	(9)	(229)	(209)

Pro forma net income	$306	$206	$(366)	$(15)

Basic net income per share:
As reported	$0.10	$0.07	$(0.04)	$0.06
Pro forma	$0.09	$0.06	$(0.11)	-

Diluted net income per share:
As reported	$0.10	$0.07	$(0.04)	$0.06
Pro forma	$0.09	$0.06	$(0.11)	-

Note 3 - New Accounting Pronouncements

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, "Share Based Payment" ("SFAS 123R"). SFAS 123R addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R also eliminates the ability to account for share-based compensation transactions using Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees," and requires that such transactions be accounted for using a fair-value-based method. SFAS 123R is effective for fiscal years beginning after June 15, 2005. This will become effective for the Company on January 1, 2006. The Company is currently assessing the impact that SFAS 123R will have on its consolidated financial statements.

In March 2005, FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" ("FIN 47"). FIN 47 clarifies when an entity would be required to recognize a liability for the fair value of an asset retirement obligation that is conditional on a future event if the liability's fair value can be reasonably estimated. Uncertainty surrounding the timing and method of settlement that may be conditional on events occurring in the future would be factored into the measurement of the liability rather than the recognition of the liability. FIN 47 is effective for the Company no later than the end of fiscal year 2005. The Company is currently assessing the impact that the interpretation may have on its consolidated financial position and results of operations.


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2005

Note 4 - Benefit Plans

Pension Plan

      The Company sponsors a non-contributory, defined benefit pension plan (the "Plan") that covers substantially all full-time employees. The benefits are formula-based, giving consideration to both past and future service as well as participant compensation levels. The Company's funding policy is to contribute annually allowable amounts deductible for federal tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. During the three and six months ended June 30, 2005, the Company contributed approximately $60,000 and $66,000 to the Plan, respectively. There were no contributions to the Plan during the three and six months ended June 30, 2004. The Company anticipates that it will contribute at least the minimum funding requirement of approximately $195,000 to the Plan in 2005.

     Effective for the quarter ended March 31, 2004, SFAS No. 132R, "Employers' Disclosures about Pension and Other Postretirement Benefits", requires disclosure of the net periodic pension and postretirement benefit cost. Components of net periodic pension benefit cost which have been recorded by the Company were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(in thousands)

Service cost	$60	$59	$121	$135
Interest cost	74	70	148	158
Expected return on plan assets	(75)	(78)	(151)	(177)
Amortization of transition asset	(4)	(4)	(7)	(8)
Recognized net actuarial loss	12	11	25	25

Net periodic benefit cost	$67	$58	$136	$133

Other Post-employment Benefits

      The Company also provides post-retirement medical benefits to current and retired employees through separate post-retirement medical plans for its union and non-union employees. These benefits include health insurance coverage and reimbursement of certain Medicare premiums for certain retirees. Additionally, the Company offers through a separate plan, post-employment medical benefits for employees who retire prior to their normal retirement age and who have met certain age and service requirements. The benefits under this plan allow continuity of coverage at group rates from the employee's retirement date until the employee becomes eligible for Medicare.

There were no contributions to these Plans during the three and six months ended June 30, 2005. The Company anticipates that it will contribute approximately $80,000 for these benefits in 2005.


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2005

Components of net periodic post-retirement and post-employment benefit costs were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(in thousands)

Service cost	$23	$32	$46	$57
Interest cost	23	29	44	51
Expected return on plan assets	(8)	(13)	(15)	(23)
Amortization of prior service cost	8	9	18	15
Recognized net actuarial loss	1	6	3	11

Net periodic benefit cost	$47	$63	$96	$111

      The net periodic pension and other post-retirement benefit costs for the six months ended June 30, 2005 were estimated based on the latest available participant census data. A full actuarial valuation will be completed during the second half of 2005. At that time, the cost amounts will be adjusted based on the actual actuarial study results.

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

     In May 2004, the FASB issued FSP 106-2. This FSP provides guidance on the accounting for the effects of the Act. The guidance indicates that, when an employer initially accounts for the subsidy, the effect on the accumulated postretirement benefit obligation should be accounted for as an actuarial gain (assuming no plan amendments are made). In addition, since the subsidy would affect the employer's share of its plan's costs, the subsidy is included in measuring the costs of benefits attributable to current service. Therefore, the subsidy should reduce service cost when it is recognized as a component of net periodic postretirement benefit cost. This FSP became effective on July 1, 2004. The Company has concluded, in consultation with its actuarial service provider, that the adoption of the FSP did not have a material effect on the Company's combined financial statements.

Note 5 - Commitments and Contingencies

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

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2005

      On March 25, 2004, the City filed a petition with the New Hampshire Public Utilities Commission (NHPUC) under the New Hampshire utility municipalization statute, NHRSA Ch. 38, seeking to take by eminent domain all of the utility assets of the Company's three utility subsidiaries. Under NHRSA Ch. 38, if the NHPUC makes a finding that it is in the public interest to do so, a municipality may take the assets of a utility providing service in that municipality. The NHPUC is also charged with determining the amount of compensation for the assets that it finds is in the public interest for the municipality to take. On January 21, 2005, the NHPUC issued an order ruling, among other things, that (1) the City does not have the legal authority to pursue a taking of the assets of the two Pennichuck utility subsidiaries that provide no service in Nashua, Pennichuck East Utility, Inc. and Pittsfield Aqueduct Company, Inc., and (2) the City does have the legal authority to pursue a potential taking of all of the assets of Pennichuck Water Works, Inc., subject to a determination by the NHPUC as to what portion of those assets, if any, is in the public interest for the City to take.

      Pursuant to an order issued by the NHPUC on October 1, 2004, the City filed written testimony on November 22, 2004 supporting its position that the proposed taking is in the public interest. By order dated April 22, 2005, the Commission established a procedural schedule for the remainder of the case which will culminate in a hearing on the merits of the City's petition in September 2006 if there are no changes.

      If the City is successful in obtaining a determination by the NHPUC that it should be allowed to take some or all of Pennichuck's assets, the City is not required under NHRSA Ch. 38 to complete the taking and could ultimately choose not to proceed with the purchase of the assets. The Company cannot predict the ultimate outcome of these matters. It is possible that, if the acquisition efforts of the City are successful, the financial position, results of operations and cash flows of the Company would be materially impacted.

      Prior to the City's filing of its eminent domain case at the NHPUC, the Company filed a Petition for Declaratory Judgment in New Hampshire Superior Court seeking a determination that the City had waited too long to seek condemnation authority from the NHPUC after obtaining a public vote on November 26, 2002 regarding municipalization of water utility assets as well as a determination that NHRSA Ch. 38 was unconstitutional on a number of grounds and, later, that the NHPUC proceeding ultimately filed by the City exceeded the scope of the assets that were properly the subject of an attempted taking by the City under NHRSA Ch. 38. On September 1, 2004, the Superior Court ruled adversely to the Company on a number of these issues, deferred to the NHPUC with regard to the issue relating to the scope of the assets that the City could seek to acquire, and determined that one of the constitutional claims raised by the Company should be addressed only after the proceeding at the NHPUC had concluded. On October 22, 2004, the Company filed an appeal with the New Hampshire Supreme Court on a number of its claims. Briefs have been filed with the court and oral argument is scheduled for September 15, 2005. The Company cannot predict when a ruling will be issued by the court.

      In addition to its efforts to obtain declaratory relief, the Company also brought suit against the City in New Hampshire Superior Court to obtain monetary damages that the Company believes resulted from the City's efforts to acquire some or all of the assets of the Company. The City removed the case to United States District Court for the District of New Hampshire and then sought to have the case dismissed in its entirety. On September 13, 2004, the District Court dismissed the Company's federal law claims without prejudice on the basis that the Company had not yet exhausted its available state law remedies


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2005

and remanded the case to New Hampshire Superior Court for consideration of the Company's state law claims. On December 1, 2004, the Superior Court dismissed the remainder of the case without prejudice on the basis that the claim for damages was premature and giving the Company the right to refile the case at a later date depending on the outcome of the proceeding before the NHPUC.

      The Town of Pittsfield, New Hampshire voted at its town meeting in 2003 to acquire the assets of the Company's Pittsfield subsidiary by eminent domain. In April 2003, the Town notified the Company in writing of the Town's desire to acquire the assets. The Company responded that it did not wish to sell the assets. Thereafter, no further action was taken by the Town until March 2005, when the Town voted to appropriate $60,000 to the eminent domain process. On March 22, 2005, the Company received a letter from the Town reiterating the Town's desire to acquire the assets of the Company's Pittsfield subsidiary. By letter dated May 10, 2005, the Company responded that it did not wish to sell the assets. The Company does not have a basis to evaluate whether the Town will actively pursue the acquisition of the Company's Pittsfield assets by eminent domain.

      The Town of Bedford voted at its town meeting in March 2005 to take by eminent domain the assets of Pennichuck Corporation within Bedford for purposes of establishing a water utility, and by letter dated April 4, 2005 inquired whether the Company, and any relevant wholly owned subsidiary of the Company, is willing to sell its assets to Bedford. The Company responded by letter dated June 1, 2005, informing the Town that the Company does not wish to sell those assets located in Bedford that are owned by any of its subsidiaries. The Company has not received a response to its letter.

      The Company cannot predict the ultimate outcome of these matters. It is possible that, if the acquisition efforts of the City of Nashua, the Town of Bedford and/or the Town of Pittsfield are successful, the financial position, results of operations and cash flows of the Company would be materially impacted. No adjustments have been recorded in the accompanying condensed consolidated financial statements for these uncertainties.

Settlement of Regulatory Investigation

      The Company and Maurice L. Arel, the Company's former President and Chief Executive Officer, were the subject of parallel investigations by the New Hampshire Bureau of Securities Regulation (the "Bureau") and the U.S. Securities and Exchange Commission (the "SEC") that began in late 2002 and early 2003, respectively. Effective December 16, 2004, the Bureau and the SEC entered into settlements with the Company and Mr. Arel regarding matters related to those investigations.

      The Company and Mr. Arel were jointly and severally required to pay to the State of New Hampshire an administrative fine of $50,000, and investigation costs of $60,000. Mr. Arel made both payments under the terms of a settlement between him and the Company. As of March 1, 2005, shareholders of the Company as of March 31, 2003 received a payment totaling $280,000 under the terms of the New Hampshire Order. The Company and Mr. Arel have agreed that Mr. Arel shall be financially responsible for $160,000 of that amount and the Company shall be responsible for $120,000. Accordingly, the Company recorded the shareholder distribution as a reduction in its regulatory investigation liability of $120,000 and a reduction in its supplemental executive retirement plan obligation, as more fully described below, of $160,000 during the six months ended June 30, 2005. In


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2005

accordance with the terms of the New Hampshire Order, neither Mr. Arel nor any director of the Company who was a shareholder of record as of March 31, 2003 was entitled to receive a portion of the shareholder payment.

Supplemental Retirement Benefit to Former Chief Executive Officer

      In connection with the settlement of the Bureau and SEC investigations, Pennichuck and Mr. Arel entered into a separate settlement regarding Mr. Arel's claim under a 1994 Insurance Funded Deferred Compensation Agreement with Pennichuck (the "Deferred Compensation Agreement"). The Deferred Compensation Agreement was designed to provide Mr. Arel with supplemental retirement benefits such that, in general, upon retirement he would receive a monthly payment which, together with funds available under the Pennichuck's defined benefit pension plan annuity, the annuity value of Pennichuck's contributions to Mr. Arel's 401(k) plan and fifty percent (50%) of his projected social security benefits, would equal at least sixty percent (60%) of the average of Mr. Arel's last three years' annual base salary compensation. As of May 2003, Pennichuck's annual obligation under the Deferred Compensation Agreement was approximately $57,200. The supplemental retirement payments would continue for Mr. Arel's lifetime, and for up to 10 years thereafter to his designated beneficiary. The amount of the supplemental retirement benefit is adjusted annually based upon the change in the Consumers Price Index. Under the Deferred Compensation Agreement, Pennichuck purchased and agreed to maintain during Mr. Arel's lifetime a Pennichuck-owned cash value life insurance policy.

      Pending a resolution of the Bureau and SEC investigations, Pennichuck withheld the payments under the Deferred Compensation Agreement that would otherwise have begun as of May 1, 2003. In connection with the settlement of any claim that Pennichuck or Mr. Arel may have had against the other arising out of any allegation in the settlement documents with the Bureau and the SEC or the cessation of Mr. Arel's employment in May 2003, Pennichuck and Mr. Arel have agreed that his $160,000 contribution toward the payment to Pennichuck shareholders required by the New Hampshire Order is being deducted from the amount that Pennichuck owes to Mr. Arel under the Deferred Compensation Agreement. Pennichuck has agreed that after the deduction of such amount, Pennichuck will make the monthly supplemental retirement payments under the Deferred Compensation Agreement.

Guarantee of Subsidiary Indebtedness

      Southwood holds a 50% interest in four limited liability companies known as HECOP I, HECOP II, HECOP III and HECOP IV, each of which owns land and three of which each own a commercial office building, subject to a mortgage note with a local bank. The remaining 50% ownership interest in each of the LLCs is principally held by John Stabile, owner of H. J. Stabile & Son, Inc. The mortgage notes, totaling $8.8 million, which are not included in the accompanying condensed consolidated balance sheets, are each secured by the underlying real property. In addition, Southwood is contingently liable on one-half of the outstanding balance, and as such, it has issued a guarantee to the mortgagee for its share of the guaranteed indebtedness. At June 30, 2005, Southwood was contingently liable on approximately $4.4 million of mortgage indebtedness associated with the limited liability companies.


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2005

Note 6 - Segment Reporting

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(in thousands)

Revenues:
Water utility operations	$5,671	$4,888	$10,001	$9,108
Real estate operations	-	22	-	124
Water management services	484	482	995	945
Other	14	20	28	33

Consolidated total	$6,169	$5,412	$11,024	$10,210

Segment Net Income (Loss):
Water utility operations	$694	$485	$465	$536
Real estate operations	(77)	(16)	(129)	26
Water management services	52	10	106	66
Other	(346)	(264)	(579)	(434)

Consolidated total	$323	$215	$(137)	$194

	June 30,	December 31,
	2005	2004

Total Assets:
Water utility operations	$104,032	$97,733
Real estate operations	661	1,776
Water management services	442	299
Other	3,554	2,319

Consolidated total	$108,689	$102,127

Note 7 - Debt Refinancings

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

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2005

      On March 22, 2005, the Company restructured and expanded its debt arrangements with Bank of America. In so doing, the Company increased its revolving credit facility to $16.0 million from $6.5 million. The credit facility permits the Company to borrow, repay and re-borrow, in varying amounts and from time to time at its discretion through December 31, 2007, subject to the terms and conditions of the facility. Borrowings under the new credit facility bear interest rates ranging from LIBOR plus 1.0% to LIBOR plus 1.5% based on the results of the Company's fixed charge coverage ratio. At June 30, 2005, the applicable margin was 1.25% resulting in an interest rate of 4.59%. The credit facility will be used for working capital, capital expenditures and general corporate purposes.

      In April 2005, Pennichuck East extended the maturity date of its $4.5 million loan with a bank. The loan, which was originally scheduled to mature in April 2005, was extended to December 31, 2009. This loan has been classified as long-term debt in the Company's condensed consolidated balance sheets. The loan bears interest at floating rates which are tied to one of several indices as selected by the Company. The Company has elected the one month LIBOR rate plus a spread of between 1.0% and 1.5% depending on the results of various financial ratios. The spread is currently 1.25% resulting in an interest rate of 4.59% at June 30, 2005. Separately, the Company entered into an interest rate swap agreement with the bank which also has a maturity date of December 31, 2009. This financial instrument qualifies as a derivative under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This financial derivative has been designated as a cash flow hedge under the provisions of SFAS 133. Under this swap agreement, the Company makes fixed monthly payments to the bank equal to 4.75% per annum and receives floating monthly payments equal to the then current one month LIBOR rate. The combined effect of its LIBOR-based borrowing formula and the swap produces an "all-in fixed borrowing cost" equal to 6.0%.

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

      In connection with these debt refinancings and prior debt issuances, the Company has incurred various debt issuance costs. These costs are being amortized over the lives of the underlying debt instruments. Deferred debt issuance costs were approximately $1.7 million and $547,000 at June 30, 2005 and 2004, respectively.

Note 8 - Recent Rate Filings

      In September 2004, the NHPUC had authorized Pennichuck an interim annualized increase of $1.3 million effective retroactive for services rendered on and after June 1, 2004. The interim rate increase, including surcharges back to June 2004, were included in the Company's financial statements for the year ended December 31, 2004. In April 2005, the NHPUC granted Pennichuck a permanent rate increase of 11.8% also effective retroactive for services rendered on and after June 1, 2004. The NHPUC order will result in a final annualized rate increase of approximately $1.7 million. The incremental revenues attributable to the difference between the permanent rates and the temporary rates, of approximately $450,000, have been recognized in the Company's financial statements during the three months ended June 30, 2005.


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2005

      On May 20, 2005, Pennichuck East filed for permanent rate relief with the NHPUC in which it is seeking an overall increase in its water rates which, if granted, would result in approximately $779,000 of additional annual revenues. A temporary rate hearing is scheduled to occur in August 2005.

Note 9 - Stock Split and Dividend Increase

      On May 3, 2005, the Company had approved a 2.3 percent cash dividend increase above the regular March 1, 2005 quarterly cash dividend payment and also approved a stock split effected in the form of a 33 1/3 percent stock distribution. The Company's quarterly dividend increased to $.22 per share from $.215 per share ($.88 per share versus $.86 on an annualized basis) on the pre-split shares. The quarterly cash dividend rate is $.165 per share on the increased number of shares resulting from the stock distribution, or $.66 per share annualized. Both the increased dividend and stock distribution were paid along with the Company's last dividend payment on June 1, 2005 to shareholders of record on May 18, 2005. In accordance with generally accepted accounting principles, the Company has restated all share and per share information to reflect the stock split for all periods presented.

Note 10 - Subsequent Events - Common Stock Offering

      On July 1, 2005, the Company completed a public offering of its common stock. In connection with the equity offering, the Company issued a total of 959,000 additional shares of common stock (including the exercise of underwriter over-allotments) at a price to the public of $19.50 per share. The proceeds from the offering will be used primarily to fund utility capital expenditures and for other general corporate purposes


PART I. FINANCIAL INFORMATION
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Introduction

      The Company is a non-operating holding company whose income is derived from the earnings of its five wholly owned subsidiaries. The Company is engaged primarily in the collection, storage, treatment and distribution of potable water for domestic, industrial, commercial and fire protection service in southern and central New Hampshire through its three utility subsidiaries: Pennichuck, Pennichuck East and Pittsfield. The Company's water utility revenues constituted 91% and 89% of its consolidated revenues in the six months ended June 30, 2005 and 2004, respectively. Pennichuck, the Company's principal subsidiary, accounted for 83% and 81% of its consolidated revenues for the six months ended June 30, 2005 and 2004, respectively. Pennichuck's core franchise area presently includes the City of Nashua, New Hampshire and 10 surrounding municipalities.

      The Company's water subsidiaries are regulated by the New Hampshire Public Utilities Commission ("NHPUC") and must obtain NHPUC approval to increase their water rates to recover increases in operating expenses and to obtain the opportunity to earn a return on investments in plant and equipment. New Hampshire law provides that utilities are entitled to charge rates which permit them to earn a reasonable return on the cost of the property employed in serving their customers, less accrued depreciation, contributed capital and deferred income taxes ("Rate Base"). The cost of capital permanently employed by a utility in its utility business marks the minimum rate of return which a utility is lawfully entitled to earn on its Rate Base. Capital expenditures associated with complying with federal and state water quality standards have historically been recognized and approved by the NHPUC for inclusion in the Company's water rates, though there can be no assurance that the NHPUC will approve future rate increases in a timely or sufficient manner to cover the Company's capital expenditures.

      The businesses of the Company's two other subsidiaries are non-regulated water management services and real estate development and investment. Service Corporation provides various non-regulated water-related monitoring, maintenance, testing and compliance reporting services for water systems for various towns, businesses and residential communities in and around southern and central New Hampshire. Its most significant contracts are with the Town of Hudson, New Hampshire and the Town of Salisbury, Massachusetts.

      Southwood is actively engaged in real estate planning, development and management of residential, commercial, industrial and retail properties. Historically, most of Southwood's activities were conducted through real estate joint ventures. During the past 10 years Southwood has participated in four residential joint ventures with John P. Stabile II, a local developer. Southwood's earnings have from time to time during that period contributed a significant percentage of the Company's consolidated net income. Southwood's contributions from the sale of real estate have increased the fluctuations in the Company's net income during that period. The Company expects that Southwood will contribute a smaller proportion of its future revenues and earnings.

Forward Looking Statements

      In addition to historical financial information, this quarterly report, including management's discussion and analysis, contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements are based upon, among other things, the Company's current assumptions, expectations and beliefs concerning future developments and their


potential effect on the Company. These forward-looking statements involve risks, uncertainties and other factors, many of which are outside the Company's control, that may cause its actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. In some cases you can identify forward-looking statements where statements are preceded by, followed by, or include the words "in the future," "believes," "expects," "anticipates," "plans" or similar expressions, or the negative thereof.

      Forward-looking statements involve risks and uncertainties, and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Such factors include, among other things, whether eminent domain proceedings are successful against some or all of the Company's water utility assets, the success of applications for rate relief, changes in governmental regulations, changes in the economic and business environment that may impact demand for the Company's water and real estate products, changes in capital requirements that may affect the Company's level of capital expenditures, changes in business strategy or plans and fluctuations in weather conditions that impact water consumption. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

City of Nashua's Ongoing Eminent Domain Proceeding

      The Company's three utility subsidiaries have been the subject of eminent domain efforts by the City of Nashua (the "City") regarding its desire to acquire all or a portion of their assets. In January 2003, Nashua residents approved a referendum authorizing the City to pursue the acquisition of the Company's water utility assets by eminent domain or otherwise. In March 2004, as part of the eminent domain process, the City filed a petition with the NHPUC seeking approval to acquire all of the Company's water utility assets, whether or not related to its Nashua service area.

      The Company has vigorously opposed the efforts of the City to acquire its assets by eminent domain and intends to continue to do so. The NHPUC recently set a schedule for the eminent domain proceeding that contemplates the NHPUC will hold a hearing in September 2006 on valuation and public interest issues. The Company does not expect the NHPUC to rule on the matter before late 2006. The Company's eminent domain related expenses during the six months ended June 30, 2005 and 2004 were $861,000 and $630,000, respectively. The Company expects its total eminent domain expenses for 2005 to be comparable to those expenses incurred in 2004.

      Given the highly integrated nature of the Company's businesses, a forced sale of some or all of the assets of the Company's water utility subsidiaries may result in increased costs and operating inefficiencies borne by the remaining assets of the Company not so acquired. Additionally, the Service Corporation's ability to service its existing contracts as well as pursue additional operating contracts may be impaired. There is no assurance as to the amount of compensation to be paid for the assets the NHPUC finds in the public interest for the City to take by eminent domain should the NHPUC make such a determination. The Company's financial position and results of operations may be materially impacted if the City's eminent domain efforts are successful. No adjustments have been recorded in the accompanying condensed consolidated financial statements to reflect these uncertainties. The status of these eminent domain efforts is discussed in greater detail in Note 5: "Commitments and Contingencies - Eminent Domain," to the notes to Condensed Consolidated Financial Statements.


SEC and New Hampshire Investigations and Settlement

      The Company and its former President and Chief Executive Officer, who resigned in April 2003, were the subject of parallel investigations by the SEC and the Bureau that began in early 2003 and late 2002, respectively. As disclosed elsewhere in this quarterly report, the SEC and the Bureau alleged that some of the Company's public disclosures regarding various joint venture transactions that occurred in the mid to late-1990s were materially false or misleading in several respects, and the Bureau contended that the Company exercised insufficient oversight of Southwood's joint ventures, allegedly evidenced by its failing to obtain or to keep adequate records, failing to obtain formal appraisals of the land the Company contributed to the joint ventures, and failing to consider or investigate real estate development alternatives since the early 1990s.

       Effective December 16, 2004, the SEC and the Bureau entered into settlements with the former President and the Company. The former President paid the State of New Hampshire an administrative fine of $50,000 and investigation costs of $60,000. In addition, under the terms of the New Hampshire settlement, the Company's shareholders as of March 31, 2003 received a payment totaling $280,000 as of March 1, 2005. The former President was financially responsible for $160,000 of that amount and the Company was responsible for the balance. The Company's regulatory investigation-related expenses for the six months ended June 30, 2005 and 2004 were $28,000 and $106,000, respectively.

Recent Developments

      Settlement of Pennichuck Rate Relief. In September 2004, the NHPUC had authorized an interim annualized increase of $1.3 million effective retroactive for services rendered on and after June 1, 2004. The interim rate increase, including surcharges back to June 2004, were included in the Company's financial statements for the year ended December 31, 2004. In April 2005, the NHPUC granted Pennichuck a permanent rate increase of 11.8% also effective retroactive for services rendered on and after June 1, 2004. The NHPUC order, which became effective on May 27, 2005, resulted in a final annualized rate increase of approximately $1.7 million allowing the Company to recognize approximately $450,000 of additional revenues during the three months ended June 30, 2005.

      Pennichuck East Rate Relief Filing. On May 20, 2005, Pennichuck East filed for permanent rate relief with the NHPUC in which it is seeking an overall increase in its water rates which, if granted, would result in approximately $779,000 of additional annual revenues. A temporary rate hearing is scheduled to occur in August 2005.

      Pending Acquisition. In January 2005, the Company entered into an agreement to acquire three water systems with approximately 1,100 total customers in the Lakes Region and central part of New Hampshire: the Locke Lake water system in Barnstead, the Birch Hill water system in Conway and the Sunrise Estates water system in Middleton, New Hampshire. The acquisition, which is the Company's largest since 1998, is subject to completion of its due diligence and the approval of the New Hampshire PUC. The Company expects the acquisition to close by the end of 2005.

      Stock Split and Dividend Increase. On May 3, 2005, the Company approved a 2.3 percent cash dividend increase above the regular March 1, 2005 quarterly cash dividend payment and also approved a stock split effected in the form of a 33 1/3 percent stock distribution. The Company's quarterly dividend increased to $.22 per share from $.215 per share ($.88 per share versus $.86 on an annualized basis) on the pre-split shares. The new quarterly cash dividend rate is $.165 per share on the increased number of shares resulting from the stock distribution, or $.66 per share annualized. Both the increased dividend and stock distribution were paid along with the Company's last dividend payment on June 1, 2005 to shareholders of record on May 18, 2005.

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

      Regulatory Accounting - the use of regulatory assets and liabilities as permitted by Statement of Financial Accounting Standards No. 71 ("SFAS 71"), "Accounting for the Effects of Certain Types of Regulation" stipulates generally accepted accounting principles for companies whose rates are established by or are subject to approval by an independent third-party regulator. In accordance with SFAS No. 71, the Company defers costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the rate-making process in a period different from when the costs and credits were incurred. These deferred amounts, both assets and liabilities, are then recognized in the income statement in the same period that they are reflected in rates charged to its water utilities' customers. In the event that the inclusion in the rate-making process is disallowed, the associated regulatory asset or liability would be adjusted to reflect the change in our assessment or change in regulatory approval. As of June 30, 2005, the Company has recorded regulatory assets of $455,000. The Company expects to fully recover these regulatory assets. The uncertainties associated with these estimates relate to potentially adverse legislative, judicial or regulatory actions in the future. These uncertainties are inherently difficult to evaluate. Historically, the Company has not made any material adjustment to regulatory asset deferrals resulting from inaccurate estimates or assumptions. Substantially all of the Company's regulatory assets as of June 30, 2005 and December 31, 2004 are currently being recovered in rates.

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

      The uncertainties associated with the Company's unbilled revenues relate primarily to the seasonality of weather conditions. Water consumption and revenues are typically higher during the summer months than in the winter. As a result, the Company records a higher level of unbilled revenue during the summer months. The uncertainties associated with estimating those revenues relate to differences in weather patterns during the periods for which the Company has unbilled revenues. Historically, the Company has not made any material adjustment to its financial statements resulting from inaccurate revenue recognition estimates or assumptions. Accrued unbilled revenues recorded in the Company's consolidated balance sheets as of June 30, 2005 were approximately $2.6 million.

The Company's non-utility revenues are recognized when services are rendered or when water is delivered. Revenues are based, for the most part, on long-term contractual rates.

      Pension and Other Post Retirement Benefits - the Company's pension and other postretirement benefits costs are dependent upon several factors and assumptions, such as employee demographics, plan design, the level of cash contributions made to the plans, earnings on the plans' assets, the discount rate, the expected long-term rate of return on the plans' assets and health care cost trends. Historically, the


Company has not made any material adjustment to its financial statements resulting from inaccurate estimates or assumptions used in its accounting for pension and postretirement benefits. At December 31, 2004 and 2003, the Company's pension obligations were $606,000 and $78,000, respectively, and its postretirement benefit obligations were $643,000 and $560,000, respectively.

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

      The following chart reflects the projected benefit obligation and cost sensitivities associated with a 1% change in the Company's discount rate. Each sensitivity below reflects an evaluation of the change based solely on a change in that assumption.

(in thousands)

	Impact on	Impact on
	Projected Benefit	Periodic Benefit Cost
Actuarial Assumption	Obligation	Increase/(Decrease)

Pension:
Increase in discount rate	$(744)	$ (83)
Decrease in discount rate	$ 948	$ 101

Other Postretirement Benefits:
Increase in discount rate	$(203)	$ (30)
Decrease in discount rate	$ 257	$ 38
Results of Operations-General

      In this section, the Company will discuss its results of operations for the three and six months ended June 30, 2005 and 2004 and the factors affecting them. The Company's operating activities, as discussed in greater detail in Note 6 to the Notes to Condensed Consolidated Financial Statements, are grouped into three primary business segments as follows:

*	Water utility operations,
*	Water management services, and
*	Real estate development and investment.

      The Company's consolidated revenues tend to be significantly affected by weather conditions experienced throughout the year and by sales of major real estate parcels which may occur from time to time. Water revenues are typically at their lowest point during the first and fourth quarters of the calendar year. Water revenues in the second and third quarters tend to be greater because of increased water consumption for non-essential usage by the Company's customers during the late spring and summer months.


Results of Operations - Three Months Ended June 30, 2005
Compared to Three Months Ended June 30, 2004

Overview

      For the three months ended June 30, 2005, the Company's consolidated net income was $323,000, compared to $215,000 for the three months ended June 30, 2004. Basic earnings per share were $.10 for the three months ended June 30, 2005 as compared to $.07 for the three months ended June 30, 2004.

      The Company's consolidated revenues for the three months ended June 30, 2005 totaled $6.2 million as compared to $5.4 million for the three months ended June 30, 2004. The increase in revenues was primarily attributable to the following:

* a permanent rate increase approved by the NHPUC of 11.8% implemented by Pennichuck for service rendered on and after June 1, 2004;

*

approximately $450,000 of additional revenues that Pennichuck recognized during the quarter resulting from the retroactive effect from June 1, 2004 of the amount by which the permanent rate relief of $1.7 million per year exceeded the interim rate relief of $1.3 million (see "Recent Developments-Settlement of Pennichuck Rate Relief" above); and

* a 2.1% increase in the combined utility customer base for the year.

These increases more than offset a reduction in revenues of approximately $70,000 due to decreased consumption by several large industrial customers during the second quarter of 2005.

The increase in the Company's net income was primarily attributable to the temporary and permanent rate increases approved by the NHPUC for Pennichuck.

      The Company's costs related to defending against the City's eminent domain proceeding increased during the three months ended June 30, 2005 primarily due to expenses incurred in a significant public relations campaign opposing the City's efforts and to costs incurred in litigating several cases with the City in state and federal courts. The Company's eminent domain related expenses were $520,000 for the three months ended June 30, 2005 compared to $379,000 for the three months ended June 30, 2004. The Company did not incur any costs related to the regulatory investigations during the three months ended June 30, 2005, due to the conclusion of this matter during the first quarter of 2005. The combined impact on the Company's consolidated net income of the costs related to the eminent domain and regulatory investigations was $520,000, or $.10 per share, for the second quarter of 2005 and $447,000, or $.08 per share, for the second quarter of 2004.

Water Utility Operations

      The Company's water utility operations include the activities of Pennichuck, Pennichuck East and Pittsfield, each of which is regulated by the NHPUC. On a combined basis, net income of the Company's three utilities for the three months ended June 30, 2005 was approximately $693,000 as compared to net income of $485,000 for the three months ended June 30, 2004.

      The Company's utility operating revenues increased to $5.7 million in the second quarter of 2005, or almost 16% from the second quarter of 2004. The increase in the Company's utility operating revenues was primarily attributable to the temporary and permanent rate increases approved by the


NHPUC for Pennichuck. For the three months ended June 30, 2005, approximately 83%, 15% and 2% of the Company's total utility operating revenues were generated by Pennichuck, Pennichuck East and Pittsfield, respectively, as shown in the following table:

	June 30,	June 30,
	2005	2004	Change

	(in thousands)

Pennichuck	$4,724	$3,959	$765
Pennichuck East	831	807	24
Pittsfield	116	122	(6)

Total	$5,671	$4,888	$783

      The overall increase in water revenues is primarily due to the rate relief granted to Pennichuck during 2004 and 2005 as well as a 2.1% increase in the combined utility customer base during the most recent year, resulting in a total combined customer base of approximately 30,000 as of June 30, 2005. Overall billed consumption of the Company's three utilities was relatively flat during the period. Total billed consumption in all three utilities was slightly lower than consumption levels during 2004. The decrease in Pennichuck core system consumption was primarily attributable to a decrease in water usage by several large industrial customers totaling approximately $70,000 during the second quarter of 2005.

      On September 30, 2004, the NHPUC granted Pennichuck temporary rate relief of 8.9% effective for services rendered on and after June 1, 2004. This temporary rate relief represented approximately $1.3 million in annual water revenues and was reflected in the Company's financial statements for the year ended December 31, 2004. In April 2005, the NHPUC granted Pennichuck a permanent rate increase of 11.8% also effective retroactive for services rendered on and after June 1, 2004. The NHPUC order, which became effective on May 27, 2005, resulted in a final annualized rate increase of approximately $1.7 million. The incremental revenues attributable to the difference between the permanent rates and the temporary rates, of approximately $450,000, were reflected in the Company's financial statements during the quarter ended June 30, 2005.

      On May 20, 2005, Pennichuck East filed for permanent rate relief with the NHPUC in which it is seeking an overall increase in its water rates which, if granted, would result in approximately $779,000 of additional annual revenues. A temporary rate hearing is scheduled to occur in August 2005.

For the three months ended June 30, 2005, utility operating expenses increased by $448,000, or 12.4%, to $4.1 million as shown in the table below.

	June 30,	June 30,
	2005	2004	Change

	(in thousands)

Operations & maintenance	$2,878	$2,270	$608
Depreciation & amortization	652	765	(113)
Taxes other than income taxes	539	586	(47)

	$4,069	$3,621	$448


The operations and maintenance expenses of the Company's water utility business include such categories as:

*	water supply, treatment, purification and pumping,

*	transmission and distribution system functions, including repairs and maintenance and meter reading, and

*	customer service and general and administrative functions.

The combined increase in the Company's utilities' operating expenses over 2004 was chiefly the result of the following:

* $97,000 of increased purification and treatment costs in its core Pennichuck system, reflecting higher purchased water, power, chemical and labor costs;

* $100,000 of increased general and administrative costs primarily relating to costs for health benefits, property and casualty insurance and administrative salaries;

* $56,000 of increased transmission and distribution costs in its core Pennichuck system, reflecting higher labor costs associated with flushing and maintenance of services and hydrants;

* $50,000 of additional non-union salary increases; and

* $160,000 of additional costs in allocated intercompany charges due to a change in the methodology that the Company used to allocate the cost of resources provided by the Company and Pennichuck.

The recovery of these increased costs is expected to be included in future rate relief filings.

Water Management Services

The following table provides a breakdown of revenues from the Company's non-regulated, water management services operations for the three months ended June 30, 2005 and 2004.

	2005	2004	Change

	(in thousands)

Municipal contracts	$303	$304	$(1)
Community system contracts	64	74	(10)
Watertight program	63	57	6
Miscellaneous	54	47	7

	$484	$482	$2


The Service Corporation's revenues consist chiefly of fees earned under various operations and billing contracts as well as revenues from its Watertight and backflow testing programs.

      Contract revenues from community system contracts for the three months ended June 30, 2005 were $64,000, representing 82 operating contracts at June 30, 2005 compared to 68 such contracts at June 30, 2004. The decrease in community system contract revenues for the year resulted primarily from fewer unplanned services being performed which totaled $30,000 in the second quarter of 2005 and $43,000 in 2004. For the three months ended June 30, 2005 and 2004, Service Corporation revenues included $63,000 and $57,000, respectively, for fees earned under its Watertight program. This program provides maintenance service to residential customers for a fixed annual fee. At June 30, 2005, approximately 3,800 customers were enrolled in this program which was consistent with 2004.

      Expenses associated with the Company's contract operations were $403,000 and $464,000 for the three months ended June 30, 2005 and 2004, respectively, comprised primarily of direct costs for servicing its various operating contracts and allocated intercompany charges for general and administrative support for contract operations. The $61,000, or 13.1%, decrease in expenses from 2004 to 2005 resulted principally from a decrease of $133,000 in allocated intercompany charges due to a change in the methodology that the Company used to allocate to Service Corporation the cost of the resources provided by the Company and Pennichuck. The decrease in the intercompany charge more than offset an increase in direct expenses of $72,000.

Real Estate Development and Investment

      For the three months ended June 30, 2005, Southwood had no revenues compared to $22,000 of revenues for the three months ended June 30, 2004. The table below shows the major components of Southwood's revenues during 2005 and 2004.

	2005	2004	Change

	(in thousands)

Income from unconsolidated equity
investments	$2	$18	$(16)
Interest income from note receivable	-	17	(17)
Other	(2)	(13)	11

Total	$-	$22	$(22)

      At June 30, 2005 and 2004, Southwood had a 50% ownership interest in four joint ventures organized as limited liability companies, as discussed in greater detail under Note 5 in the Notes to Consolidated Financial Statements. The remaining 50% ownership interest in each joint venture is principally held by John P. Stabile II, a local developer, with whom Southwood has also participated in four residential joint ventures during the past 10 years. Southwood uses the equity method of accounting for its investments in the joint ventures. Consequently, Southwood's investment is adjusted for its share of earnings or losses and for any distributions received from the joint venture. For the three months ended June 30, 2005, Southwood's share of pre-tax earnings from these joint ventures was approximately $2,000 compared to pre-tax earnings of $18,000 for the three months ended June 30, 2004. There were no distributions from the joint ventures during the three months ended June 30, 2005 or 2004. The decline in the joint ventures' pre-tax earnings resulted primarily from lost rental revenues due to the installment of a replacement tenant for the HECOP I building during the second quarter of 2005. Southwood's share of pre-tax earnings is included under "Revenues-real estate operations" in the accompanying Consolidated Statements of Income.


      Expenses associated with the Company's real estate operations were $125,000 and $43,000 for the three months ended June 30, 2005 and 2004, respectively. This increase was primarily attributable to increased professional fees associated with an increased emphasis on the management and development of the Company's real estate portfolio during the latter part of 2004 and 2005. Southwood's 2005 operating expenses of approximately $125,000 consisted primarily of $5,000 of property taxes associated with its remaining landholdings, $99,000 for general and administrative costs and $21,000 in allocated intercompany charges due to additional Company resources utilized for the planning and development of the Company's existing land portfolio. The Company expects that during each of the next several years Southwood will incur additional expenses for development efforts, salaries and other administrative costs.

Eminent Domain Taking and Other Expenses

      Eminent domain taking and other expenses for the three months ended June 30, 2005 totaled $520,000 compared to $447,000 during the same period last year. The increase was primarily attributable to expenses incurred in a significant public relations campaign opposing the City's efforts and to costs incurred in litigating several cases with the City in state and federal courts that more than offset a reduction in expenses related to the regulatory investigation which were resolved during the quarter ended March 31, 2005. A breakout of these costs for the six months ended June 30, 2005 and 2004 is shown in the following table.

	2005	2004	Change

	(in thousands)

Eminent domain taking	$520,000	$379,000	$141,000
Regulatory investigations	-	68,000	(68,000)

Total	$520,000	$447,000	$73,000

Interest Expense

      For the three months ended June 30, 2005, the Company's consolidated interest expense was approximately $468,000 which was not a material change from 2004. Interest expense in both years primarily represents interest on long-term indebtedness of the Company and its three regulated water utilities.

Results of Operations - Six Months Ended June 30, 2005
Compared to Six Months Ended June 30, 2004

Overview

      For the six months ended June 30, 2005, the Company incurred a consolidated net loss of $(137,000), compared to consolidated net income of $194,000 for the six months ended June 30, 2004. Basic loss per share was $(.04) for the six months ended June 30, 2005 as compared to $.06 basic earnings per share for the six months ended June 30, 2004.

      The Company's consolidated revenues for the six months ended June 30, 2005 totaled $11.0 million as compared to $10.2 million for the six months ended June 30, 2004. The increase in revenues was primarily attributable to the following:


*	a permanent rate increase approved by the NHPUC of 11.8% implemented by Pennichuck for service rendered on and after June 1, 2004;

*

approximately $450,000 of additional revenues that Pennichuck recognized during the six months ended June 30, 2005 from the retroactive effect from June 1, 2004 of the amount by which the permanent rate relief of $1.7 million per year exceeded the interim rate relief of $1.3 million (see "Recent Developments-Settlement of Pennichuck Rate Relief" above); and

*	a permanent rate increase of 17.7% approved by the NHPUC and implemented by Pittsfield in February 2004;

*	a 2.1% increase in the combined utility customer base for the year.

These increases more than offset a reduction in revenues of approximately $150,000 due to decreased consumption by several large industrial customers during the six months ended June 30, 2005.

      The decrease in the Company's net income was primarily attributable to the increase in costs related to defending against the City's eminent domain proceeding as well as decreases in customer consumption particularly during the first quarter of 2005.

      The Company's costs related to defending against the City's eminent domain proceeding increased to $861,000 for the six months ended June 30, 2005 compared to $630,000 for the six months ended June 30, 2004. The increase was primarily due to expenses incurred in a significant public relations campaign opposing the City's efforts and to costs incurred in litigating several cases with the City in state and federal courts. The Company's regulatory investigation-related expenses were $28,000 for the six months ended June 30, 2005 compared to $106,000 during the six months ended June 30, 2004. The combined impact on the Company's consolidated net income of the costs related to the eminent domain and regulatory investigations was $889,000, or $.17 per share, for the six months ended June 30, 2005 and $736,000, or $.14 per share, for the six months ended June 30, 2004.

Water Utility Operations

      The Company's water utility operations include the activities of Pennichuck, Pennichuck East and Pittsfield, each of which is regulated by the NHPUC. On a combined basis, net income of the Company's three utilities for the six months ended June 30, 2005 was $465,000 as compared to net income of $536,000 for the six months ended June 30, 2004.

      The Company's utility operating revenues were $10.0 million for the six months ended June 30, 2005 compared to $9.1 million for the six months ended June 30, 2004. The increase in the Company's utility operating revenues was primarily attributable to the temporary and permanent rate increases approved by the NHPUC for Pennichuck. In June 2005, we recognized approximately $450,000 in additional revenue on services rendered on or after June 1, 2004 from the order that was effective May 27, 2005. For the six months ended June 30, 2005, approximately 83%, 15% and 2% of the Company's total utility operating revenues were generated by Pennichuck, Pennichuck East and Pittsfield, respectively, as shown in the following table:


	June 30,	June 30,
	2005	2004	Change

	(in thousands)

Pennichuck	$8,260	$7,399	$861
Pennichuck East	1,508	1,469	39
Pittsfield	233	240	(7)

Total	$10,001	$9,108	$893

      The overall increase in water revenues reflects the rate relief granted to Pennichuck during 2004 and 2005 as well as a 2.1% increase in the combined utility customer base during the most recent year, resulting in a total combined customer base of approximately 30,000 as of June 30, 2005. Overall billed consumption of the Company's three utilities was relatively flat during the period. Total billed consumption in two of the utilities was slightly lower than consumption levels during 2004. The decrease in Pennichuck core system consumption was primarily attributable to a decrease in water usage by several large industrial customers totaling approximately $150,000 during the six months ended June 30, 2005.

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

      On September 30, 2004, the NHPUC granted Pennichuck temporary rate relief of 8.9% effective for services rendered on and after June 1, 2004. This temporary rate relief represented approximately $1.3 million in annual water revenues and was reflected in the Company's financial statements for the year ended December 31, 2004. In April 2005, the NHPUC granted Pennichuck a permanent rate increase of 11.8% also effective retroactive for services rendered on and after June 1, 2004. The NHPUC order will result in a final annualized rate increase of approximately $1.7 million. The incremental revenues attributable to the difference between the permanent rates and the temporary rates, of approximately $450,000, were reflected in the Company's financial statements during the quarter ended June 30, 2005.

For the six months ended June 30, 2005, utility operating expenses increased by $1,070,000, or 14.8%, to $8.3 million as shown in the table below.

	June 30,	June 30,
	2005	2004	Change

	(in thousands)

Operations & maintenance	$5,715	$4,533	$1,182
Depreciation & amortization	1,485	1,504	(19)
Taxes other than income taxes	1,116	1,209	(93)

	$8,316	$7,246	$1,070


The operations and maintenance expenses of the Company's water utility business include such categories as:

*	water supply, treatment, purification and pumping,
*	transmission and distribution system functions, including repairs and maintenance and meter reading, and
*	customer service and general and administrative functions.

The combined increase in the Company's utilities' operating expenses over 2004 was chiefly the result of the following:

* approximately $300,000 of increased purification and treatment costs in its core Pennichuck system and Pennichuck East, reflecting higher purchased water, power, chemical and labor costs;

* $400,000 of increased general and administrative costs primarily relating to costs for severance, health benefits, property and casualty insurance and administrative salaries;

      *    approximately $106,000 of increased transmission and distribution costs in its core Pennichuck system, reflecting higher labor costs associated with flushing and maintenance of our services and hydrants;

* $50,000 of additional non-union salary increases; and

* $260,000 of additional costs in allocated intercompany charges due to a change in the methodology that we used to allocate the cost of resources provided by the Company and Pennichuck.

The recovery of these increased costs is expected to be included in future rate relief filings.

Water Management Services

The following table provides a breakdown of revenues from the Company's non-regulated, water management services operations for the six months ended June 30, 2005 and 2004.

	2005	2004	Change

	(in thousands)

Municipal contracts	$631	$618	$13
Community system contracts	156	147	9
Watertight program	118	113	5
Miscellaneous	90	67	23

	$995	$945	$50

      The Service Corporation's revenues consist chiefly of fees earned under various operations and billing contracts as well as revenues from its Watertight and backflow testing programs. The increase in contract revenues primarily resulted from an increase in the annual contract billed to the Town of Hudson, New Hampshire and the Town of Salisbury, Massachusetts.


      Contract revenues from community system contracts for the six months ended June 30, 2005 were $156,000, representing 82 operating contracts at June 30, 2005 compared to 68 such contracts at June 30, 2004. The increase in community system contract revenues is attributable to the new contracts. For the six months ended June 30, 2005 and 2004, Service Corporation revenues included $118,000 and $113,000, respectively, for fees earned under its Watertight program. This program provides maintenance service to residential customers for a fixed annual fee. At June 30, 2005, approximately 3,800 customers were enrolled in this program which was consistent with 2004.

      Expenses associated with the Company's contract operations were $827,000 and $836,000 for the six months ended June 30, 2005 and 2004, respectively, comprised primarily of direct costs for servicing its various operating contracts and allocated intercompany charges for general and administrative support for contract operations. The $9,000 decrease in expenses from 2004 to 2005 resulted principally from a decrease of $167,000 in allocated intercompany charges due to a change in the methodology that the Company used to allocate to Service Corporation the cost of the resources provided by the Company and Pennichuck. The decrease in the intercompany charge offset an increase in direct expenses of $158,000.

Real Estate Development and Investment

For the six months ended June 30, 2005, Southwood's revenues were $0 compared to $124,000 in 2004. The table below shows the major components of Southwood's revenues during 2005 and 2004.

	2005	2004	Change

	(in thousands)

Income from unconsolidated equity
investments	$24	$100	$(76)
Interest income from note receivable	-	34	(34)
Other	(24)	(10)	(14)

Total	$-	$124	$(124)

      At June 30, 2005 and 2004, Southwood had a 50% ownership interest in four joint ventures organized as limited liability companies, as discussed in greater detail under Note 5 in the Notes to Consolidated Financial Statements. The remaining 50% ownership interest in each joint venture is principally held by John P. Stabile II, a local developer, with whom Southwood has also participated in four residential joint ventures during the past 10 years. Southwood uses the equity method of accounting for its investments in the joint ventures. Consequently, Southwood's investment is adjusted for its share of earnings or losses and for any distributions received from the joint venture. For the six months ended June 30, 2005, Southwood's share of pre-tax earnings from these joint ventures was approximately $24,000 compared to pre-tax earnings of $100,000 for the six months ended June 30, 2004. There were no distributions from the joint ventures during the six months ended June 30, 2005 or 2004. The decline in the joint ventures' pre-tax earnings resulted primarily from lost rental revenues due to the installment of a replacement tenant for the HECOP I building during the first quarter of 2005. Southwood's share of pre-tax earnings is included under "Revenues-real estate operations" in the accompanying Consolidated Statements of Income.

      Expenses associated with the Company's real estate operations were $211,000 and $81,000 for the six months ended June 30, 2005 and 2004, respectively. This increase was primarily attributable to increased professional fees associated with an increased emphasis on management and development of our real estate portfolio during the latter part of 2004 and 2005. Southwood's 2005 operating expenses of approximately $211,000 consisted primarily of $3,000 of property taxes associated with its remaining


landholdings, $73,000 in salaries, $121,000 for general and administrative costs and $14,000 in allocated intercompany charges due to additional Company resources utilized for the planning and development of our existing land portfolio. The Company expects that during each of the next several years Southwood will incur approximately $1.0 million of expenses for development efforts, salaries and other administrative costs.

Eminent Domain Taking and Other Expenses

      Eminent domain taking and other expenses for the six months ended June 30, 2005 totaled $889,000 compared to $736,000 during the same period last year. The increase was primarily attributable to expenses incurred in a significant public relations campaign opposing the City's efforts and to costs incurred in litigating several cases with the City in state and federal courts. A breakout of these costs for the six months ended June 30, 2005 and 2004 is shown in the following table.

	2005	2004

Eminent domain taking	$861,000	$630,000
Regulatory investigations	28,000	106,000

Total	$889,000	$736,000

Interest Expense

      For the six months ended June 30, 2005, the Company's consolidated interest expense was approximately $955,000 which was not a material change from 2004. Interest expense in both years primarily represents interest on long-term indebtedness of the Company and its three regulated water utilities.

Liquidity and Capital Resources

Overview

      The Company's primary sources of funds are cash flow from utility operations, cash proceeds from the sale of portions of its real estate holdings, borrowings pursuant to its bank revolving credit facility and proceeds from the sale of long-term debt and equity securities. The Company's primary uses of funds are capital expenditures associated with its continuous utility construction program, dividends on its common stock payable as and when declared by its board of directors and repayments of principal on its outstanding debt obligations, whether pursuant to scheduled sinking fund payments or final maturities.

      For the past several years, cash flows from operations have largely fluctuated based on four factors: (i) weather, (ii) amount and timing of rate increases, (iii) gain recognized on the sale of Southwood land, and (iv) significant expenses associated with the proposed merger with Aqua America that terminated in 2003, the costs associated with the City of Nashua's ongoing eminent domain proceeding and costs related to the SEC and Bureau regulatory investigations that were settled in December 2004, each discussed in more detail above. For the six months ended June 30, 2005, net cash used in operating activities increased by $1.4 million, for the reasons discussed above under "Results of Operations - Six Months Ended June 30, 2005 Compared to 2004." Net cash used in investing activities increased by $1.5 million, compared to 2004 due to increased capital expenditures and an increase in the deferred land costs.

For the period 2000 to 2004, the majority of the Company's funds were provided through a combination of cash flow from utility operations and sales of portions of its real estate holdings. The


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

2005 to 2008 Capital Expenditures Program.

      The Company expects its capital expenditures to increase substantially during the 2005 to 2008 period, as discussed more fully in the Company's most-recently filed Form 10-K for the year ended December 31, 2004. The following table summarizes the Company's capital expenditures and other funds requirements for the 2005 to 2008 period.

	2005	2006	2007	2008

Utility plant additions	$15,500,000	$23,300,000	$11,400,000	$5,100,000
Other	2,400,000	2,000,000	2,000,000	2,000,000

Total	17,900,000	25,300,000	13,400,000	7,100,000

	2001	2002	2003	2004

Utility plant additions	8,200,000	8,400,000	9,000,000	7,500,000
Other	-	-	-	-

Total	8,200,000	8,400,000	9,000,000	7,500,000

      The Company's water utilities are capital intensive businesses. The Company is engaged in continuous construction programs at its utility subsidiaries primarily for water distribution system repair, rehabilitation and replacement, water storage facility maintenance and additions, and more recently, water supply security. For the period 2001 to 2004, capital expenditures for water distribution, storage, and supply totaled $33.1 million, or approximately $8.3 million per year. For 2005 and the period 2006 to 2008, comparable expenditures are expected to total $15.5 million and $39.8 million in current dollars, respectively, or approximately $13.8 million per year.

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

      In addition to the upgrade of its water treatment plant and the installation of the RMR system, the Company expects to incur other capital expenditures aggregating $5.5 million in 2005 and $16.1 million for 2006 to 2008. These other expenditures include, in part, potential acquisition of small regional regulated water utility systems, consistent with the Company's record of prior acquisitions, and potential real estate-related acquisitions by Southwood.


2005-2008 External Financing Requirements.

      Due to the significant increases in its utility construction program commencing in 2005-2008 and as described above, the Company expects that only 25% to 30% of its funding requirements will be provided by cash flow from operations (after payment of dividends on common stock). The Company expects that the balance of its funding will be obtained through long-term debt arrangements and the issuance of common stock. The Company's timing and mix of future debt and equity financing is subject to a number of factors including, but not limited to (i) debt and equity market conditions; (ii) the need to maintain a balanced capital structure in order to preserve financial flexibility and to manage the overall cost of capital; and (iii) certain debt issuance covenants as contained in its outstanding loan agreements. There is no assurance that the Company will be able to complete all or any of the future debt and equity financings described below or to complete them on a timely basis.

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

      The Company also has access, from time to time, to low cost long-term debt from two sources. First, it has applied and will continue to apply for long-term debt funds directly from the State of New Hampshire under the State's Revolving Fund program (SRF). Funds provided under the SRF loans carry long-term fixed costs at interest rates set with reference to various Municipal Bond Indices, which rates are generally below the rates for comparable U.S. Treasury securities of like maturity. As of June 30, 2005, the Company had three outstanding SRF loans aggregating approximately $824,000. On May 9, 2005, Pennichuck East entered into a $750,000 State of New Hampshire Revolving Fund loan agreement. The loan is unsecured and unconditionally guaranteed by the Company. The loan will be repaid in 240 monthly installments. The interest rate is 1.0% from closing until the earlier of completion of construction


or January 1, 2006, and thereafter is equal to the lower of 3.69% or 80% of the 11 G.O. Bond Index in effect during the month of October 2005.

      The Company's other source of low cost, long-term debt is tax-exempt debt issued on its behalf by the New Hampshire Business Finance Authority (BFA). The BFA acts solely as a passive conduit to the tax-exempt bond markets with the Company acting as the obligor for the associated tax-exempt debt. At June 30, 2005 the Company had six outstanding BFA (or its predecessor entity) issues aggregating $10.6 million.

2005 to 2008 Tax-Exempt Bond Financing Plan.

      The Company intends to raise approximately $50 million in one or more BFA debt financings in 2005 through 2008. The BFA recently gave preliminary approval for the financing. The proposed amount would cover substantially all of the Company's capital expenditures for 2005 through 2008 (approximately $50 million of a total of $54.3 million), including its water treatment plant upgrade project, various water distribution, storage, supply maintenance, rehabilitation and replacement projects and the proposed RMR system. Such financing requires certain approvals including, but not limited to, an allocation of a portion of the State's annual volume cap for certain types of tax-exempt bond offerings including offerings of the type the Company is contemplating. There is no assurance that the Company will be able to complete the contemplated BFA financings on a timely basis or at all.

Significant Financial Covenants.

The Company's new revolving credit facility contains three financial maintenance tests which must be met on a quarterly basis. These maintenance tests are as follows:

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

      The Company's revolving credit facility effectively restricts its ability to pay dividends by requiring that its tangible net worth must exceed $25.0 million plus new equity proceeds on a quarterly basis. The Company's tangible net worth at June 30, 2005 was $29.0 million.

      Pennichuck Water may not pay dividends to the Company if the payment would cause its net worth to be less than $4.5 million. At June 30, 2005, Pennichuck Water's net worth was $20.9 million. Pennichuck East may not pay dividends to the Company if the payment would cause its net worth to be less than $1.5 million. At June 30, 2005, Pennichuck East's net worth was $4.3 million.

As of June 30, 2005, the Company was in compliance with all of its financial covenants.


Common Stock Offering.

      On July 1, 2005, the Company completed a public offering of its common stock. In connection with the equity offering, the Company issued a total of 959,000 additional shares of common stock (including the exercise of underwriter over-allotments) at a price to the public of $19.50 per share. The proceeds from the offering will be used primarily to fund utility capital expenditures and for other general corporate purposes

Off Balance Sheet Arrangements

      At June 30, 2005 and 2004, Southwood had a 50% ownership interest in four joint ventures organized as limited liability companies. The remaining 50% ownership interest in each of the joint ventures is principally held by John P. Stabile II, a local developer with whom Southwood has also participated in four other residential joint ventures during the past ten years. The formation of these joint ventures provides Southwood with an opportunity to develop its landholdings in such a manner as to provide for a long-term income stream through commercial rental activities. Additionally, the joint ventures, as legal entities, mitigate the financial risk associated with sole ownership of developed commercial properties by Southwood. The joint ventures, whose assets and liabilities are not included in the accompanying Consolidated Balance Sheets, own certain commercial office buildings on which there are outstanding mortgage notes totaling $8.8 million and $9.1 million as of June 30, 2005 and 2004, respectively. Distributions from the joint ventures have from time to time during the past ten years been a significant source of funds to support the Company's dividend payments to its shareholders. The Company accounts for Southwood's investment in the four current joint ventures using the equity method of accounting, meaning that it recognizes on a current basis 50% of each joint venture's operating results. Those results reflect ongoing carrying costs such as maintenance and property taxes. Information about the Company's revenues, expenses and cash flows arising from the joint ventures is included in Note 5 of the Notes to Condensed Consolidated Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

      The Company's exposure to financial market risk results primarily from fluctuations in interest rates. The Company is exposed to changes in interest rates primarily from its revolving credit facility which contains variable interest rates. This facility, which includes a total borrowing capacity of $16.0 million, permits the Company to borrow, repay and re-borrow, in varying amounts and from time to time at its discretion through December 31, 2007. Borrowings under this credit facility bear interest rates ranging from LIBOR plus 1.0% to LIBOR plus 1.5% based on the results of various financial ratios. The applicable margin at June 30, 2005 was 1.25% resulting in an interest rate of 4.59%. The Company had outstanding borrowings under its revolving credit facility of $6.6 million at June 30, 2005. An immediate change of one percent on the interest rate applicable to the revolving credit facility would cause a change in interest expense of approximately $50,000 per year.

      The Company also has a $4.5 million variable interest rate loan with a bank. The loan, which was originally scheduled to mature in April 2005, was extended to December 31, 2009. In April 2005, the Company entered into an interest rate swap agreement with the bank which also has a maturity date of December 31, 2009. The purpose of this swap agreement is to mitigate interest rate risks associated with its $4.5 million floating-rate loan. The agreement provides for the exchange of fixed interest rate payments for floating interest rate payment obligations on notional amounts of principal totaling $4.5 million. The floating-rate loan with the bank contains interest rates ranging from LIBOR plus 1.0% to LIBOR plus 1.5% based on the results of various financial ratios. The applicable margin at June 30, 2005 was 1.25% resulting in an interest rate of 4.59%. The Company designated this interest rate swap as a cash flow hedge against the variable future cash flows associated with the interest payments due on the


$4.5 million of notes. The combined effect of its LIBOR-based borrowing formula and the swap produces an "all-in fixed borrowing cost" equal to 6.0%.

The fair market value of the Company's interest rate swaps represents the estimated unrealized loss to terminate these agreements based upon current interest rates.

Item 4: CONTROLS AND PROCEDURES

      The Company has carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934 under the supervision and with the participation of its management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of its "disclosure controls and procedures" as of the end of the period covered by this report.

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

      Based on their evaluation, the principal executive officer and the principal financial officer have concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report are effective to provide reasonable assurance that information relating to the Company (including its consolidated subsidiaries) required to be included in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

      There were no changes in the Company's internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      Eminent domain proceedings have been commenced before the New Hampshire Public Utilities Commission against certain of the Company's water utility subsidiaries, and the Company and such subsidiaries are engaged in litigation with respect thereto as discussed in greater detail in Note 5: "Commitments and Contingencies - Eminent Domain" to the Notes to Condensed Consolidated Financial Statements.

      The Company and its subsidiaries are not otherwise involved in any material litigation or other proceedings which, in management's opinion, would have an adverse effect on the business, the consolidated financial condition or the operating results or cash flows of the Company and its subsidiaries.

Item 4. Submission of Matters to a Vote of Security Holders

      (a)    On May 5, 2005, the Company held its Annual Meeting of Shareholders to elect two directors and to ratify the appointment by the Board of Directors of PricewaterhouseCoopers LLP as the Company's independent accountants for the year ending December 31, 2005.

(b) The following directors were elected to a three year term expiring at the Annual Meeting of Shareholders in 2008:

		Votes Withheld
Election of Directors	Votes For	or Opposed

Donald L. Correll	2,136,475	67,812
Hannah M. McCarthy	2,128,340	75,948

The continuing directors whose terms expire beyond the May 5, 2005 Annual Meeting date are:

Joseph A. Bellavance
Steven F. Bolander
Michelle L. Chicoine
Charles E. Clough
John R. Kreick
Robert P. Keller
Martha E. O'Neill

      (c)    By a vote of 2,165,499 shares FOR, 11,908 shares ABSTAINING and 26,880 shares AGAINST, the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the year ending December 31, 2005 was ratified.

      The votes listed above were taken prior to the four-for-three stock split on June 1, 2005. Accordingly, the vote information above is presented on a pre-split basis. Total shares outstanding on May 5, 2005 were 2,415,147.


Item 6. EXHIBITS:

(a) The following exhibits are filed as part of this report:

Exhibit
Number	Exhibit Description

31.1	Certification

31.2	Certification

32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pennichuck Corporation

(Registrant)

Date: August 15, 2005	/s/ Donald L. Correll

Donald L. Correll, President and
Chief Executive Officer

Date: August 15, 2005	/s/ William D. Patterson

William D. Patterson, Vice President,
Treasurer and Chief Financial Officer
