Form 10-Q
period 2005-09-30
PENNICHUCK CORP
filed 2005-11-15
CIK 788885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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
YES NO X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES NO X

The number of shares of the registrant's common stock, $1 par value, outstanding as of November 10, 2005 was 4,188,675.


PENNICHUCK CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2005

CONTENTS

		Page

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets:
	September 30, 2005 and December 31, 2004	3

	Condensed Consolidated Statements of Income:
	Three and nine months ended September 30, 2005 and 2004	4

	Condensed Consolidated Statements of Cash Flows:
	Nine months ended September 30, 2005 and 2004	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37

Item 4.	Controls and Procedures	38

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 2.	Unregistered Sales of Equity Securities
	and Use of Proceeds	Not Applicable
Item 3.	Defaults upon Senior Securities	Not Applicable
Item 4.	Submission of Matters to a Vote of Security Holders	Not Applicable
Item 5.	Other Information	39
Item 6.	Exhibits	39

SIGNATURES	40

CERTIFICATIONS	41


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2005	2004

	(Unaudited)

ASSETS
Property, plant and equipment	$129,894	$122,691
Less accumulated depreciation	(33,759)	(31,805)

Net property, plant and equipment	96,135	90,886
Current Assets		969
Cash and cash equivalents	94
Restricted cash	832	-----
Investment securities	11,021	-----
Accounts receivable, net of allowance of $37 in 2005 and 2004	4,799	3,265
Refundable income taxes	680	313
Materials and supplies, at cost	643	886
Prepaid expenses and other current assets	472	955

	18,541	6,388

Other Assets
Deferred land costs	1,576	1,017
Deferred debt issuance costs	1,678	547
Deferred charges and other assets	3,159	2,547
Investment in real estate partnerships	700	742

	7,113	4,853
TOTAL ASSETS	$121,789	$102,127

STOCKHOLDERS' EQUITY AND LIABILITIES
Stockholders' Equity
Common stock - $1 par value;
Authorized - 11,500,000 shares
Issued - 4,189,200 and 3,219,026 shares, respectively	$4,189	$3,219
Additional paid in capital	32,235	15,631
Retained earnings	10,840	12,129
Accumulated other comprehensive income	(675)	(690)
Less treasury stock, at cost; 952 shares	(138)	(138)

	46,451	30,151
Minority interest	6	6
Long-term debt, less current portion	29,569	16,946
Line of credit	1,406	-----
Current Liabilities
Line of credit	-----	3,800
Current portion of long-term debt	137	9,889
Accounts payable	1,713	1,083
Accrued interest payable	402	369
Other accrued liabilities	1,090	2,227

	3,342	17,368

Deferred Credits and Other Reserves
Contributions in aid of construction	26,055	24,285
Deferred income taxes	10,329	9,735
Other liabilities and deferred credits	4,631	3,636

TOTAL STOCKHOLDERS' EQUITY & LIABILITIES	$121,789	$102,127

See notes to condensed consolidated financial statements


PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenues
Water utility operations	$6,437	$5,648	$16,439	$14,756
Water management services	560	494	1,555	1,439
Real estate operations	1	87	16	211
Other	14	12	42	41

	7,012	6,241	18,052	16,447

Operating Expenses
Water utility operations	4,330	4,034	12,677	11,280
Water management services	530	443	1,357	1,279
Real estate operations	136	52	362	133
Other	50	16	133	34

	5,046	4,545	14,529	12,726

Operating Income	1,966	1,696	3,523	3,721

Eminent domain taking and certain
regulatory expenses	(713)	(299)	(1,602)	(1,035)
Other income	80	12	114	19
Allowance for funds used during construction	72	48	200	48
Interest expense	(499)	(516)	(1,583)	(1,517)

Income Before Provision for Income Taxes	906	941	652	1,236
Provision for income taxes	314	364	198	465

Net Income	$592	$577	$454	$771

Other comprehensive income, net of tax:
Unrealized gain on derivative instruments	58	38	15	129

Comprehensive Income	$650	$615	$469	$900

Earnings per Common Share:
Basic	$.14	$.18	$.13	$.24
Diluted	$.14	$.18	$.13	$.24

Weighted Average Common Shares Outstanding:
Basic	4,164,367	3,206,262	3,539,798	3,198,832
Diluted	4,184,116	3,214,746	3,544,804	3,206,075

Dividends Paid per Common Share	$.165	$.161	$.491	$.484

See notes to condensed consolidated financial statements


PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended

	September 30,	September 30,
	2005	2004

Operating Activities:
Net income	$454	$771
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,428	2,314
Amortization of deferred investment tax credits	(25)	(25)
Provision for deferred income taxes	585	518
Allowance for funds used during construction	(200)	(48)
Undistributed earnings in real estate partnerships	43	(188)
Special dividend distribution	(280)	-----
Change in other assets and liabilities	(1,277)	(434)

Net cash provided by operating activities	1,728	2,908

Investing Activities:
Purchases of property, plant & equipment	(5,402)	(3,774)
Contributions in aid of construction	73	114
Increase in restricted cash	(832)	-----
Purchase of investment securities, net	(11,022)	-----
Change in deferred land costs	(559)	(77)

Net cash used in investing activities	(17,742)	(3,737)

Financing Activities:
(Repayments) advances on line of credit	(2,394)	3,000
Payments on long-term debt	(1,630)	(107)
Proceeds from long-term borrowings	4,500	71
Debt issuance costs	(1,167)	(37)
Proceeds from common equity offering	17,428	-----
Proceeds from issuance of common stock and
and dividend reinvestment plan	144	3
Dividends paid	(1,742)	(1,546)

Net cash provided by financing activities	15,139	1,384

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(875)	555

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	969	391

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$94	$946

Supplemental Cash Flow Information: Interest paid was $1,387,000 and $1,371,000 for the nine months ended September 30, 2005 and 2004, respectively. Income taxes paid were $5,000 and $4,000 for the nine months ended September 30, 2005 and 2004, respectively. Non-cash items for the nine months ended September 30, 2005 and 2004 included contributions in aid of construction totaling approximately $2.0 million and $1.3 million, respectively. Additionally, non-cash items for the nine months ended September 30, 2004 included the deferred gain on a land sale of approximately $1.2 million and the related long-term note receivable which was originally scheduled to have matured in October 2005. The entire balance of the note was paid in 2004 resulting in the recognition of the deferred gain during 2004.

See notes to condensed consolidated financial statements.


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2005

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

Note 2 - Summary of Significant Accounting Policies

(a) Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The Balance Sheet amounts shown under the December 31, 2004 column have been derived from the audited financial statements of the Company as contained in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

(c) Restricted Cash

      Restricted cash consists primarily of funds held in escrow by the trustee of certain water facility revenue bonds related to a capital project that the Company anticipates it will complete during the fourth quarter of 2005. The funds will be used to reimburse the Company for such project costs as they are incurred.


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2005

(d) Reclassifications

      Certain amounts for the nine months ended September 30, 2004 have been reclassified to conform with the 2005 financial statement presentation. These reclassifications had no effect on net income and relate primarily to: (i) the reclassification of allowance for funds used during construction and earnings in equity affiliates from net cash used in investing activities to net cash provided by operating activities, and (ii) debt issuance costs from net cash provided by operating activities to net cash provided by financing activities in the Condensed Consolidated Statements of Cash Flows.

(e) Revenues

      Standard charges for water utility services to customers are recorded as revenue, based upon meter readings and contract service, as services are provided. The majority of the Company's water revenues are based on rates approved by the New Hampshire Public Utilities Commission ("NHPUC"). Estimates of unbilled service revenues are recorded in the period the services are provided. Provision is made in the financial statements for estimated uncollectible accounts.

      Water management services include contract operations and maintenance, water testing and billing services to municipalities and small, privately owned community water systems. In accordance with the guidance contained in Staff Accounting Bulletin No. 104, the Company records revenues for this business segment in one of two ways. Contract revenues are amounts that are billed and recognized on a monthly recurring basis in accordance with agreed-upon contract rates. Unplanned additional work is billed and recognized based on time and materials incurred in connection with activities not specifically mentioned, or which exceed levels specifically mentioned in the contracts. Time and material charges for unplanned work are accumulated weekly and are billed and recognized on a monthly basis.

      Revenues from real estate operations, other than undistributed earnings from equity method joint ventures, are recorded in accordance with paragraph 3 of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS No. 66"), upon completion of a sale of land parcels which the Company owns. Excluding the joint ventures, the Company's real estate holdings are comprised solely of undeveloped land.

(f) Earnings Per Share

      The Company computes earnings per share following the provisions of SFAS No. 128, "Earnings per Share". Basic net income per share is computed using the weighted-average number of common shares outstanding for a period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding for the period. For the three and nine months ended September 30, 2005 and 2004, dilutive potential common shares consisted of outstanding options.

      The dilutive effect of outstanding stock options is computed using the treasury stock method. Calculations of the basic and diluted net income per common share and potential common shares are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Basic Earnings per share	$0.14	$0.18	$0.13	$0.24
Dilutive effect of unexercised stock options	-	-	-	-

Diluted earnings per share	$0.14	$0.18	$0.13	$0.24

Numerator:
Basic net income	$592	$577	$454	$771

Diluted net income	$592	$577	$454	$771

Denominator:
Basic weighted average shares outstanding	4,164,367	3,206,262	3,539,798	3,198,832
Dilutive effect of unexercised stock options	19,749	8,484	5,006	7,243

Diluted weighted average shares outstanding	$4,184,116	$3,214,746	$3,544,804	$3,206,075

(g) Stock-Based Compensation

      In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to FASB Statement No. 123" which provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 requires prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation. On a pro forma basis, the Company's net income and earnings per share would have been reduced to the following amounts had compensation cost for the plan been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation". See Note 3 - "New Accounting Pronouncements".


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2005

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands, except
	per share data)

Net income:
As reported	$592	$577	$454	$771
Less: Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related taxes	(17)	(9)	(246)	(218)

Pro forma net income	$575	$568	$208	$553

Basic net income per share:
As reported	$0.14	$0.18	$0.13	$0.24
Pro forma	$0.14	$0.18	$0.06	$0.17

Diluted net income per share:
As reported	$0.14	$0.18	$0.13	$0.24
Pro forma	$0.14	$0.18	$0.06	$0.17

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

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2005

Note 4 - Benefit Plans

Pension Plan

      The Company sponsors a non-contributory, defined benefit pension plan (the "Plan") that covers substantially all full-time employees. The benefits are formula-based, giving consideration to both past and future service as well as participant compensation levels. The Company's funding policy is to contribute annually allowable amounts deductible for federal tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. During the three and nine months ended September 30, 2005, the Company contributed approximately $77,000 and $143,000 to the Plan, respectively. During the three and nine months ended September 30, 2004, the company contributed to the Plan 15,750 shares of its common stock having a then aggregate market value of approximately $400,000. The Company anticipates that it will contribute at least the minimum funding requirement of approximately $195,000 to the Plan in 2005.

      SFAS No. 132R, "Employers' Disclosures about Pension and Other Postretirement Benefits", requires disclosure of the net periodic pension and postretirement benefit cost. Components of net periodic pension benefit cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	($000's)

Service cost	$61	$52	$182	$187
Interest cost	75	61	223	219
Expected return on plan assets	(76)	(68)	(227)	(245)
Amortization of transition asset	(3)	(3)	(9)	(11)
Recognized net actuarial loss	13	10	38	35

Net periodic benefit cost	$70	$52	$207	$185

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

      There were no contributions to these Plans during the three and nine months ended September 30, 2005. The Company anticipates that it will contribute approximately $80,000 to these post-retirement benefit plans in 2005.


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2005

Components of net periodic post-retirement and post-employment benefit costs were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	($000's)

Service cost	$22	$36	$68	$93
Interest cost	22	32	66	83
Expected return on plan assets	(7)	(13)	(22)	(36)
Amortization of prior service cost	10	11	28	26
Recognized net actuarial loss	2	7	5	18

Net periodic benefit cost	$49	$73	$145	$184

      The net periodic pension and other post-retirement benefit costs for the nine months ended September 30, 2005 were estimated based on the latest available participant census data. A full actuarial valuation will be completed during the fourth quarter of 2005. At that time, the cost amounts will be adjusted based on the actual actuarial study results.

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

      In May 2004, the FASB issued FSP 106-2. This FSP provides guidance on the accounting for the effects of the Act. The guidance indicates that, when an employer initially accounts for the subsidy, the effect on the accumulated post-retirement benefit obligation should be accounted for as an actuarial gain (assuming no plan amendments are made). In addition, since the subsidy would affect the employer's share of its plan's costs, the subsidy is included in measuring the costs of benefits attributable to current service. Therefore, the subsidy should reduce service cost when it is recognized as a component of net periodic post-retirement benefit cost. This FSP became effective on July 1, 2004. The Company has concluded, in consultation with its actuarial service provider, that the adoption of the FSP did not have a material effect on the Company's combined financial statements.

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

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2005

      On March 25, 2004, the City filed a petition with the New Hampshire Public Utilities Commission ("NHPUC") under the New Hampshire utility municipalization statute, NHRSA Ch. 38, seeking to take by eminent domain all of the utility assets of the Company's three utility subsidiaries. Under NHRSA Ch. 38, if the NHPUC makes a finding that it is in the public interest to do so, a municipality may take the assets of a utility providing service in that municipality. The NHPUC is also charged with determining the amount of compensation for the assets that it finds is in the public interest for the municipality to take. On January 21, 2005, the NHPUC issued an order ruling, among other things, that (1) the City does not have the legal authority to pursue a taking of the assets of the two Pennichuck utility subsidiaries that provide no service in Nashua, namely Pennichuck East Utility, Inc. and Pittsfield Aqueduct Company, Inc., and (2) the City does have the legal authority to pursue a potential taking of all of the assets of Pennichuck, subject to a determination by the NHPUC as to what portion of those assets, if any, is in the public interest for the City to take.

      Pursuant to an order issued by the NHPUC on October 1, 2004, the City filed written testimony on November 22, 2004 in support of its position that the proposed taking is in the public interest. The procedural schedule approved by the NHPUC provides for extensive discovery and the filing of additional written testimony by the parties, with a hearing on the issues of public interest and valuation currently scheduled for January 2007.

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

      Prior to the City's filing of its eminent domain case at the NHPUC, the Company filed a Petition for Declaratory Judgment in New Hampshire Superior Court seeking a determination that the City had waited too long to seek condemnation authority from the NHPUC after obtaining a public vote on November 26, 2002 regarding municipalization of water utility assets as well as a determination that NHRSA Ch. 38 was unconstitutional on a number of grounds and, later, that the NHPUC proceeding ultimately filed by the City exceeded the scope of the assets that were properly the subject of an attempted taking by the City under NHRSA Ch. 38. On September 1, 2004, the Superior Court ruled adversely to the Company on a number of these issues, deferred to the NHPUC with regard to the issue relating to the scope of the assets that the City could seek to acquire, and determined that one of the constitutional claims raised by the Company should be addressed only after the proceeding at the NHPUC had concluded. On October 22, 2004, the Company filed an appeal with the New Hampshire Supreme Court on a number of its claims. Briefs have been filed with the court and an oral argument took place on September 15, 2005. The Company cannot predict when a ruling will be issued by the court.

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
September 30, 2005

remedies and remanded the case to New Hampshire Superior Court for consideration of the Company's state law claims. On December 1, 2004, the Superior Court dismissed the remainder of the case without prejudice on the basis that the claim for damages was premature and giving the Company the right to refile the case at a later date depending on the outcome of the proceeding before the NHPUC.

      The Town of Pittsfield, New Hampshire voted at its town meeting in 2003 to acquire the assets of the Company's Pittsfield subsidiary by eminent domain. In April 2003, the Town notified the Company in writing of the Town's desire to acquire the assets. The Company responded that it did not wish to sell the assets. Thereafter, no further action was taken by the Town until March 2005, when the Town again voted to acquire the assets of the Company's Pittsfield subsidiary and also to appropriate $60,000 to the eminent domain process. On March 22, 2005, the Company received a letter from the Town again stating the Town's desire to acquire those assets, and by letter dated May 10, 2005, the Company responded that it did not wish to sell them. The Company does not have a basis to evaluate whether the Town will actively pursue the acquisition of the Company's Pittsfield assets by eminent domain.

      The Town of Bedford voted at its town meeting in March 2005 to take by eminent domain the Company's assets within Bedford for purposes of establishing a water utility, and by letter dated April 4, 2005 inquired whether the Company, and any relevant wholly owned subsidiary of the Company, is willing to sell its assets to Bedford. The Company responded by letter dated June 1, 2005, informing the Town that the Company does not wish to sell those assets located in Bedford that are owned by any of its subsidiaries. The Company has not received a response to its letter.

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

      The Company and Mr. Arel were jointly and severally required to pay to the State of New Hampshire an administrative fine of $50,000, and investigation costs of $60,000. Mr. Arel made both payments under the terms of a settlement between him and the Company. On March 1, 2005, shareholders of the Company as of March 31, 2003 received a payment totaling $280,000 under the terms of the New Hampshire Order. The Company and Mr. Arel have agreed that Mr. Arel shall be financially responsible for $160,000 of that amount and the Company shall be responsible for $120,000. Accordingly, the Company recorded the shareholder distribution as a reduction in its regulatory investigation liability of $120,000 and a reduction in its supplemental executive retirement plan obligation, as more fully described below, of $160,000 during May 2005. In accordance with the terms of the New Hampshire Order, neither Mr. Arel nor any director of the


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2005

Company who was a shareholder of record as of March 31, 2003 was entitled to receive a portion of the shareholder payment.

Supplemental Retirement Benefit to Former Chief Executive Officer

      In connection with the settlement of the Bureau and SEC investigations, Pennichuck and Mr. Arel entered into a separate settlement regarding Mr. Arel's claim under a 1994 Insurance Funded Deferred Compensation Agreement with Pennichuck (the "Deferred Compensation Agreement"). The Deferred Compensation Agreement was designed to provide Mr. Arel with supplemental retirement benefits such that, in general, upon retirement he would receive a monthly payment which, together with funds available under Pennichuck's defined benefit pension plan annuity, the annuity value of Pennichuck's contributions to Mr. Arel's 401(k) plan and fifty percent (50%) of his projected social security benefits, would equal at least sixty percent (60%) of the average of Mr. Arel's last three years' annual base salary compensation. As of May 2003, Pennichuck's annual obligation under the Deferred Compensation Agreement was approximately $57,200. The supplemental retirement payments would continue for Mr. Arel's lifetime, and for up to 10 years thereafter to his designated beneficiary. The amount of the supplemental retirement benefit is adjusted annually based upon the change in the Consumers Price Index. Under the Deferred Compensation Agreement, Pennichuck purchased and agreed to maintain during Mr. Arel's lifetime a Pennichuck-owned cash value life insurance policy.

      In connection with the settlement of any claim that Pennichuck or Mr. Arel may have had against the other arising out of any allegation in the settlement documents with the Bureau and the SEC or the cessation of Mr. Arel's employment in May 2003, Pennichuck and Mr. Arel agreed that his $160,000 contribution toward the payment to Pennichuck shareholders required by the New Hampshire Order be deducted from the amount that Pennichuck owes to Mr. Arel under the Deferred Compensation Agreement. Pennichuck has agreed that after the deduction of such amount, Pennichuck will make the monthly supplemental retirement payments under the Deferred Compensation Agreement. The first monthly supplemental retirement payment was made on November 1, 2005.

Guarantee of Subsidiary Indebtedness

      Southwood holds a 50% interest in four limited liability companies known as HECOP I, HECOP II, HECOP III and HECOP IV, each of which owns land and three of which each own a commercial office building, subject to a mortgage note with a local bank. The remaining 50% ownership interest in each of the LLCs is principally held by John Stabile, owner of H. J. Stabile & Son, Inc. The mortgage notes, totaling $9.9 million, which are not included in the accompanying condensed consolidated balance sheets, are each secured by the underlying real property. In addition, Southwood is contingently liable on one-half of the outstanding balance on two of the mortgage notes, and as such, it has issued a guarantee to the mortgagee for its share of the guaranteed indebtedness. At September 30, 2005, Southwood was contingently liable on approximately $3.3 million of mortgage indebtedness associated with the limited liability companies.

Note 6 - Segment Reporting

      The Company operates principally in three business segments: regulated water utility operations, non-regulated water management services and real estate operations. "Other revenues", "other net income" and "other assets" as listed below relate to parent company activity which primarily includes rental revenues and eminent domain taking and other expenses. Financial data for the operating segments were as follows:


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2005

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(in thousands)

Revenues:
Water utility operations	$6,437	$5,648	$16,439	$14,756
Water management services	560	494	1,555	1,439
Real estate operations	1	87	16	211
Other	14	12	42	41

Consolidated total	$7,012	$6,241	$18,052	$16,447

Segment Net Income (Loss):
Water utility operations	$1,037	$725	$1,502	$1,261
Water management services	20	31	126	98
Real estate operations	(85)	16	(214)	42
Other	(380)	(195)	(960)	(630)

Consolidated total	$592	$577	$454	$771

	September 30,	December 31,
	2005	2004

Total Assets:
Water utility operations	$107,046	$97,733
Water management services	474	299
Real estate operations	2,294	1,776
Other	11,975	2,319

Consolidated total	$121,789	$102,127

Note 7 - Debt Refinancings

      In January 2005, Pennichuck and Pennichuck East issued an aggregate of $6.6 million of long-term, tax exempt debt through the Business Finance Authority of the State of New Hampshire. These financings consisted of four separate water facility revenue bonds (Series A through D) with interest rates ranging from 4.5% to 4.7% and maturities ranging from 2025 to 2035. Approximately $3.0 million of this debt represented new funds with the balance representing a refinancing of higher interest debt.

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

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2005

LIBOR plus 1.5% based on the results of the Company's fixed charge coverage ratio. At September 30, 2005, the applicable margin was 1.25% resulting in an interest rate of 5.11%. The credit facility will be used for working capital, capital expenditures and general corporate purposes.

      In April 2005, Pennichuck East extended the maturity date of its $4.5 million loan with Bank of America. The loan, which was originally scheduled to mature in April 2005, was extended to December 31, 2009. This loan has been classified as long-term debt in the Company's condensed consolidated balance sheets. The loan bears interest at floating rates which are tied to one of several indices as selected by the Company. The Company has elected the one month LIBOR rate plus a spread of between 1.0% and 1.5% depending on the results of various financial ratios. The spread is currently 1.25% resulting in an interest rate of 5.11% at September 30, 2005. Separately, the Company entered into an interest rate swap agreement with the bank which also has a maturity date of December 31, 2009. This financial instrument qualifies as a derivative under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This financial derivative has been designated as a cash flow hedge under the provisions of SFAS 133. Under this swap agreement, the Company makes fixed monthly payments to the bank equal to 4.75% per annum and receives floating monthly payments equal to the then current one month LIBOR rate. The combined effect of its LIBOR-based borrowing formula and the swap produces an "all-in fixed borrowing cost" equal to 6.0%.

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

      In connection with these debt refinancings and prior debt issuances, the Company has incurred various debt issuance costs. These costs are being amortized over the lives of the underlying debt instruments. Deferred debt issuance costs were approximately $1.7 million and $508,000 at September 30, 2005 and 2004, respectively.

Note 8 - Recent Rate Filings

      In September 2004, the NHPUC had authorized Pennichuck an interim annualized increase of $1.3 million effective retroactive for services rendered on and after June 1, 2004. The interim rate increase, including surcharges back to June 2004, were included in the Company's financial statements for the year ended December 31, 2004. In April 2005, the NHPUC granted Pennichuck a permanent rate increase of 11.8% also effective retroactive for services rendered on and after June 1, 2004. The NHPUC order will result in a final annualized rate increase of approximately $1.7 million. The incremental revenues attributable to the difference between the permanent rates and the temporary rates, of approximately $450,000, were recognized in the Company's financial statements during the three months ended June 30, 2005.

      On May 20, 2005, Pennichuck East filed for permanent rate relief with the NHPUC in which it is seeking an overall increase in its water rates which, if granted, would result in approximately $779,000 of additional annual revenues. A temporary rate hearing occurred on August 9, 2005. In September 2005, the NHPUC granted Pennichuck East a temporary rate increase of 9.0% effective retroactive for services


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2005

rendered on and after June 16, 2005. The revenues attributable to the temporary rates, of approximately $70,000, have been recognized in the Company's financial statements during the three months ended September 30, 2005.

Note 9 - Stock Split and Dividend Increase

      On May 3, 2005, the Company had approved a 2.3 percent cash dividend increase above the regular March 1, 2005 quarterly cash dividend payment and also approved a stock split effected in the form of a 33 1/3 percent stock distribution. The Company's quarterly dividend increased to $.22 per share from $.215 per share ($.88 per share versus $.86 on an annualized basis) on the pre-split shares. The quarterly cash dividend rate is $.165 per share on the increased number of shares resulting from the stock distribution, or $.66 per share annualized. Both the increased dividend and stock distribution were paid along with the Company's dividend payment on June 1, 2005 to shareholders of record on May 18, 2005. In accordance with generally accepted accounting principles, the Company has restated all share and per share information to reflect the stock split for all periods presented.

Note 10 - Common Stock Offering

      On July 1, 2005, the Company completed a public offering of its common stock. In connection with the equity offering, the Company issued a total of 959,000 additional shares of common stock (including the exercise of underwriters' over-allotment options) at a price to the public of $19.50 per share. The proceeds from the offering, net of underwriting discounts and commissions, totaled approximately $17.8 million. From the net proceeds of its common stock offering, the Company paid down its line of credit balance of approximately $6.6 million. The remaining balance, totaling roughly $11.2 million, was invested in short-term securities with maturities ranging through December 20, 2005. These funds will be used primarily to fund utility capital expenditures and for other general corporate purposes.

Note 11 - Subsequent Events - Tax-Exempt Bond Financing

      On October 20, 2005, pursuant to a Master Loan and Trust Agreement dated October 1, 2005 (the "Agreement"), Pennichuck issued an aggregate of $49,485,000 of long-term tax-exempt debt through the Business Finance Authority (the "Authority") of the State of New Hampshire. These financings consisted of three separate water facility revenue bonds (Series A through C) with interest rates ranging from 4.7% to 5.0% and a maturity date of October 1, 2035.

      Pursuant to the Agreement, on the date of issuance of the Bonds, the Authority loaned the proceeds of the Series A Bonds (totaling $12,125,000) to Pennichuck to finance upgrades to Pennichuck's water facilities. The proceeds of the Series B and the Series C Bonds totaling $17,865,000 and $19,495,000, respectively, were deposited in escrow on the date of issuance under an Escrow Agreement dated as of October 1, 2005. On the Escrow Mandatory Purchase Dates for each of the Series B Bonds and the Series C Bonds, October 2, 2006 and October 1, 2007, respectively (or such other dates as Pennichuck may request pursuant to the Agreement), Pennichuck may submit a Loan Request Certificate to the Authority requesting a loan of the proceeds of each subseries. Upon such request, the


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2005

proceeds of the Series B Bonds or the Series C Bonds, as applicable, will be loaned to Pennichuck to finance the project.

      While the proceeds of the Series B Bonds and Series C Bonds are in escrow, Pennichuck is not legally or financially obligated under the Agreement (or any agreement entered into in connection with the Agreement) with respect to the payment of the principal or interest or, in the case of a mandatory redemption, the purchase price of the Escrow Bonds. Therefore, the indebtedness represented by the Series B and Series C Bonds will not be shown as a liability on the Company's consolidated financial statements, unless and until the proceeds of one or more subseries of Escrow Bonds have been loaned to Pennichuck upon specific request by Pennichuck under the terms of the Agreement and such proceeds have been deposited into the Project Fund (as defined by the Agreement) to finance the Project.

      On or after the date that the proceeds of the Series B Bonds or the Series C Bonds are loaned to Pennichuck, the rate of interest and timing of interest payments on such series of Bonds may be adjusted from time to time to auction, daily, weekly, term, fixed or commercial paper rates at the election of Pennichuck in accordance with certain conditions as set forth in the Agreement. When Pennichuck elects to change the interest rate mode, it must give notice of the proposed change in interest rate mode to the Trustee, which notice the Trustee must give to the holders of such Bonds. The Bonds will then be remarketed by a remarketing agent, as provided in the Agreement. Bonds of a subseries to be changed from one interest rate mode to another mode are subject to mandatory purchase on the mode change date.


PART I. FINANCIAL INFORMATION
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Introduction

      The Company is a non-operating holding company whose income is derived from the earnings of its five wholly owned subsidiaries. The Company is engaged primarily in the collection, storage, treatment and distribution of potable water for domestic, industrial, commercial and fire protection service in southern and central New Hampshire through its three utility subsidiaries: Pennichuck, Pennichuck East and Pittsfield. The Company's water utility revenues constituted 92% and 90% of its consolidated revenues in the nine months ended September 30, 2005 and 2004, respectively. Pennichuck, the Company's principal subsidiary, accounted for 81% of its consolidated revenues for each of the nine months ended September 30, 2005 and 2004. Pennichuck's core franchise area presently includes the City of Nashua, New Hampshire and 10 surrounding municipalities.

      The Company's water subsidiaries are regulated by the NHPUC and must obtain NHPUC approval to increase their water rates to recover increases in operating expenses and to obtain the opportunity to earn a return on investments in plant and equipment. New Hampshire law provides that utilities are entitled to charge rates which permit them to earn a reasonable return on the cost of the property employed in serving their customers, less accrued depreciation, contributed capital and deferred income taxes ("Rate Base"). The cost of capital permanently employed by a utility in its utility business marks the minimum rate of return which a utility is lawfully entitled to earn on its Rate Base. Capital expenditures associated with complying with federal and state water quality standards have historically been recognized and approved by the NHPUC for inclusion in the Company's water rates, though there can be no assurance that the NHPUC will approve future rate increases in a timely or sufficient manner to cover the Company's capital expenditures.

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

Forward Looking Statements

      In addition to historical financial information, this quarterly report, including management's discussion and analysis, contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements are based upon, among other things, the Company's current assumptions, expectations and beliefs concerning future developments and their potential effect on the Company. These forward-looking statements involve risks, uncertainties and other


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

      Forward-looking statements involve risks and uncertainties, and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Such factors include, among other things, whether eminent domain proceedings are successful against a substantial portion of the Company's water utility assets, the success of applications for rate relief, changes in governmental regulations, changes in the economic and business environment that may impact demand for the Company's water and real estate products, changes in capital requirements that may affect the Company's level of capital expenditures, changes in business strategy or plans and fluctuations in weather conditions that impact water consumption. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

City of Nashua's Ongoing Eminent Domain Proceeding

      Pennichuck is the subject of ongoing eminent domain efforts by the City of Nashua (the "City") regarding its desire to acquire all or a portion of Pennichuck's assets. In January 2003, Nashua residents approved a referendum authorizing the City to pursue the acquisition of the Company's water utility assets by eminent domain or otherwise. In March 2004, as part of the eminent domain process, the City filed a petition with the NHPUC seeking approval to acquire all of Pennichuck's assets, whether or not related to its Nashua service area.

      The Company has vigorously opposed the efforts of the City to acquire its assets by eminent domain and intends to continue to do so. The NHPUC recently extended the schedule for the eminent domain proceeding, which now contemplates that a hearing will be held in January 2007 on the issues of valuation and public interest. The Company does not expect the NHPUC to rule on the matter before the spring of 2007. The Company's eminent domain related expenses during the nine months ended September 30, 2005 and 2004 were approximately $1.6 million and $872,000, respectively.

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


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

      Effective December 16, 2004, the SEC and the Bureau entered into settlements with the former President and the Company. The former President paid the State of New Hampshire an administrative fine of $50,000 and investigation costs of $60,000. In addition, under the terms of the New Hampshire settlement, the Company's shareholders as of March 31, 2003 received a payment totaling $280,000 as of March 1, 2005. The former President was financially responsible for $160,000 of that amount and the Company was responsible for the balance. The Company's regulatory investigation-related expenses for the nine months ended September 30, 2005 and 2004 were $30,000 and $163,000, respectively.

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

      Pennichuck East Rate Relief Filing. On May 20, 2005, Pennichuck East filed for permanent rate relief with the NHPUC in which it is seeking an overall increase in its water rates which, if granted, would result in approximately $779,000 of additional annual revenues. A temporary rate hearing occurred on August 9, 2005. In September 2005, the NHPUC granted Pennichuck East a temporary rate increase of 9.0% effective retroactive for services rendered on and after June 16, 2005. The NHPUC order, which became effective on September 9, 2005, resulted in an interim annualized increase of approximately $240,000 allowing the Company to recognize approximately $70,000 of additional revenues during the three months ended September 30, 2005.

      Pending Acquisition. In January 2005, the Company entered into an agreement to acquire three water systems with approximately 1,100 total customers in the Lakes Region and central part of New Hampshire: the Locke Lake water system in Barnstead, the Birch Hill water system in Conway and the Sunrise Estates water system in Middleton, New Hampshire. The acquisition, which is the Company's largest since 1998, is subject to completion of its due diligence and the approval of the NHPUC. The Company expects the acquisition to close by the end of 2005.

      Stock Split and Dividend Increase. On May 3, 2005, the Company approved a 2.3 percent cash dividend increase above the regular March 1, 2005 quarterly cash dividend payment and also approved a stock split effected in the form of a 33 1/3 percent stock distribution. The Company's quarterly dividend increased to $.22 per share from $.215 per share ($.88 per share versus $.86 on an annualized basis) on the pre-split shares. The new quarterly cash dividend rate is $.165 per share on the increased number of shares resulting from the stock distribution, or $.66 per share annualized. Both the increased dividend and stock distribution were paid along with the Company's dividend payment on June 1, 2005 to shareholders of record on May 18, 2005.


      Common Stock Offering. On July 1, 2005, the Company completed a public offering of its common stock. In connection with the equity offering, the Company issued a total of 959,000 additional shares of common stock (including the exercise of the underwriters' over-allotment options) at a price to the public of $19.50 per share. The proceeds from the offering, net of underwriting discounts and commissions, totaled approximately $17.8 million. From the net proceeds of its common stock offering, the Company paid down its line of credit balance of approximately $6.6 million. The remaining balance totaling roughly $11.2 million was invested in short-term securities with maturities ranging through December 20, 2005. These funds will be used primarily to fund utility capital expenditures and for other general corporate purposes.

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

      Regulatory Accounting - the use of regulatory assets and liabilities as permitted by Statement of Financial Accounting Standards No. 71 ("SFAS 71"), "Accounting for the Effects of Certain Types of Regulation" stipulates generally accepted accounting principles for companies whose rates are established by or are subject to approval by an independent third-party regulator. In accordance with SFAS No. 71, the Company defers costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the rate-making process in a period different from when the costs and credits were incurred. These deferred amounts, both assets and liabilities, are then recognized in the income statement in the same period that they are reflected in rates charged to its water utilities' customers. In the event that the inclusion in the rate-making process is disallowed, the associated regulatory asset or liability would be adjusted to reflect the change in our assessment or change in regulatory approval. As of September 30, 2005, the Company has recorded regulatory assets of $2,457,000. The Company expects to fully recover these regulatory assets. The uncertainties associated with these estimates relate to potentially adverse legislative, judicial or regulatory actions in the future. These uncertainties are inherently difficult to evaluate. Historically, the Company has not made any material adjustment to regulatory asset deferrals resulting from inaccurate estimates or assumptions. Substantially all of the Company's regulatory assets as of September 30, 2005 and December 31, 2004 are currently being recovered in rates.

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


from inaccurate revenue recognition estimates or assumptions. Accrued unbilled revenues recorded in the Company's consolidated balance sheets as of September 30, 2005 were approximately $2.8 million.

The Company's non-utility revenues are recognized when services are rendered or when water is delivered. Revenues are based, for the most part, on long-term contractual rates.

      Pension and Other Post-Retirement Benefits - the Company's pension and other post-retirement benefits costs are dependent upon several factors and assumptions, such as employee demographics, plan design, the level of cash contributions made to the plans, earnings on the plans' assets, the discount rate, the expected long-term rate of return on the plans' assets and health care cost trends. Historically, the Company has not made any material adjustment to its financial statements resulting from inaccurate estimates or assumptions used in its accounting for pension and post-retirement benefits. At September 30, 2005, the Company's pension obligations were $669,000 and its post-retirement benefit obligations were $757,000.

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

Results of Operations-General

      In this section, the Company will discuss its results of operations for the three and nine months ended September 30, 2005 and 2004 and the factors affecting them. The Company's operating activities, as discussed in greater detail in Note 6 to the Notes to Condensed Consolidated Financial Statements, are grouped into three primary business segments as follows:

*	Water utility operations,
*	Water management services, and
*	Real estate development and investment

      The Company's consolidated revenues tend to be significantly affected by weather conditions experienced throughout the year and by sales of major real estate parcels which may occur from time to time. Water revenues are typically at their lowest point during the first and fourth quarters of the calendar


year. Water revenues in the second and third quarters tend to be greater because of increased water consumption for non-essential usage by the Company's customers during the late spring and summer months.

Results of Operations -- Three Months Ended September 30, 2005
Compared to Three Months Ended September 30, 2004

Overview

      For the three months ended September 30, 2005, the Company's consolidated net income was $592,000, compared to $577,000 for the three months ended September 30, 2004. Basic earnings per share were $.14 for the three months ended September 30, 2005 as compared to $.18 for the three months ended September 30, 2004.

      The Company's consolidated revenues for the three months ended September 30, 2005 totaled $7.0 million as compared to $6.2 million for the three months ended September 30, 2004. The increase in revenues was primarily attributable to the following:

*	a permanent rate increase approved by the NHPUC in April 2005 of 11.8% implemented by Pennichuck for services rendered on and after June 1, 2004;

*	a temporary rate increase approved by the NHPUC in September 2005 of 9.0% implemented by Pennichuck East for services rendered on and after June 16, 2005;

*	approximately $70,000 of additional revenues that Pennichuck East recognized during the quarter resulting from the retroactive effect from June 16, 2005 of the approved temporary rate increase; and

*	a 2.4% increase in the combined utility customer base for the year.

      The decrease in the Company's net income was attributable primarily to an increase in the Company's costs related to defending against the City's eminent domain proceeding. These costs increased during the three months ended September 30, 2005 primarily due to expenses incurred in a significant public relations campaign opposing the City's efforts and to costs incurred in litigating several cases with the City in state and federal courts. The Company's eminent domain related expenses were $711,000 for the three months ended September 30, 2005 compared to $242,000 for the three months ended September 30, 2004. The combined impact on the Company's consolidated net income of the costs related to the eminent domain and regulatory investigations was $713,000, or $.10 per share, for the third quarter of 2005 and $299,000, or $.06 per share, for the third quarter of 2004.

Water Utility Operations

      The Company's water utility operations consist of the activities of Pennichuck, Pennichuck East and Pittsfield, each of which is regulated by the NHPUC. On a combined basis, net income of the Company's three utilities for the three months ended September 30, 2005 was approximately $1.0 million as compared to net income of $725,000 for the three months ended September 30, 2004.

      The Company's utility operating revenues increased to $6.4 million in the third quarter of 2005, or approximately 14% from the third quarter of 2004. For the three months ended September 30, 2005, approximately 79%, 19% and 2% of the Company's total utility operating revenues were generated by Pennichuck, Pennichuck East and Pittsfield, respectively, as shown in the following table:


	September 30,
	2005	2004	Change

	(in thousands)

Pennichuck	$5,099	$4,577	$522
Pennichuck East	1,219	954	265
Pittsfield	119	117	2

Total	$6,437	$5,648	$789

      The overall increase in the Company's utility operating revenues is primarily attributable to the temporary and permanent rate increases approved by the NHPUC for Pennichuck and Pennichuck East during 2005 as well as a 2.4% increase in the Company's combined utility customer base during the year, resulting in a total combined customer base of approximately 31,000 as of September 30, 2005. Overall billed consumption for Pennichuck and Pennichuck East was slightly higher than the same period in 2004. This increase was attributable to the favorable weather conditions during much of the summer months.

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

      On May 20, 2005, Pennichuck East filed for permanent rate relief with the NHPUC in which it is seeking an overall increase in its water rates which, if granted, would result in approximately $779,000 of additional annual revenues. A temporary rate hearing occurred on August 9, 2005. On September 9, 2005, a 9.0% temporary rate was granted for services rendered effective June 16, 2005. This resulted in approximately $70,000 in revenues which were reflected in the Company's financial statements during the third quarter ended September 30, 2005.

For the three months ended September 30, 2005, utility operating expenses increased by $296,000, or 7.3%, to $4.4 million as shown in the table below.

	September 30
	2005	2004	Change

	(in thousands)

Operations & maintenance	$3,076	$2,657	$419
Depreciation & amortization	722	768	(46)
Taxes other than income taxes	532	609	(77)

	$4,330	$4,034	$296


The operations and maintenance expenses of the Company's water utility business include such categories as:

*	water supply, treatment, purification and pumping,

*	transmission and distribution system functions, including repairs and maintenance and meter reading, and

*	customer service and general and administrative functions.

The combined increase in the Company's utilities' operating expenses over 2004 was chiefly the result of the following:

*	$179,000 of increased purification and treatment costs in its core Pennichuck system, reflecting higher purchased water, power, chemical and labor costs;

*	$45,000 of increased general and administrative costs related primarily to increased health benefits and salaries;

*

$285,000 of additional costs in allocated intercompany charges due to a change in the methodology that the Company used to allocate the cost of resources provided by the Company and Pennichuck as previously approved by the NHPUC;

*	$92,000 of decreased transmission and distribution costs in its core Pennichuck system, relating to the reclassification of certain expenses to Pennichuck Water Service Company; and

*

$77,000 of decreased taxes other than income due to a reduction in the State of NH utility tax for all three utilities. The assessed value of our New Hampshire property decreased significantly from the value that was assessed in the prior year.

The recovery of these increased costs is expected to be included in future rate relief filings.

Water Management Services

The following table provides a breakdown of revenues from the Company's non-regulated, water management services operations for the three months ended September 30, 2005 and 2004.

	2005	2004	Change

	(in thousands)

Municipal contracts	$369	$317	$52
Community system contracts	86	81	5
Watertight program	59	55	4
Miscellaneous	46	41	5

	$560	$494	$66


The Service Corporation's revenues consist chiefly of fees earned under various operations and billing contracts as well as revenues from its Watertight and backflow testing programs.

      Contract revenues from the municipal contracts for the three months ended September 30, 2005 and 2004 were $369,000 and $317,000, respectively. The increase in municipal contract revenue for the quarter resulted from an increase in work performed for the Town of Hudson, New Hampshire.

      Contract revenues from community system contracts for the three months ended September 30, 2005 were $86,000, representing 82 operating contracts at September 30, 2005 compared to $81,000 from 71 such contracts at September 30, 2004. For the three months ended September 30, 2005 and 2004, Service Corporation revenues included $59,000 and $55,000, respectively, for fees earned under its Watertight program. This program provides maintenance service to residential customers for a fixed annual fee. At September 30, 2005, approximately 3,800 customers were enrolled in this program which was consistent with 2004.

      Expenses associated with the Company's contract operations were $530,000 and $443,000 for the three months ended September 30, 2005 and 2004, respectively, comprised primarily of direct costs for servicing its various operating contracts and allocated intercompany charges for general and administrative support for contract operations. The $87,000, or 19.6%, increase in expenses from 2004 to 2005 resulted principally from (i) an increase of $42,000 related to additional work performed for the Town of Hudson, New Hampshire, (ii) an increase of $47,000 for certain expenses that were previously recorded in the water utilities, (iii) an increase of $74,000 for marketing expenses, and (iv) an increase of $48,000 for non-community water systems planned maintenance, which is attributable to an additional 11 systems acquired since this time last year. These increases were partially offset by a decrease of $112,000 in allocated intercompany charges due to a change in the methodology that the Company used to allocate to Service Corporation the cost of the resources provided by the Company and Pennichuck.

Real Estate Development and Investment

      For the three months ended September 30, 2005, Southwood had minimal revenues compared to $87,000 of revenues for the three months ended September 30, 2004. The table below shows the major components of Southwood's revenues during 2005 and 2004.

	September 30,
	2005	2004	Change

	(in thousands)

Income from unconsolidated equity
investments	$-	$89	$(89)
Interest income from note receivable	-	18	(18)
Other	1	(20)	21

Total	$1	$87	$(86)

      At September 30, 2005 and 2004, Southwood had a 50% ownership interest in four joint ventures organized as limited liability companies, as discussed in greater detail under Note 5 in the Notes to Consolidated Financial Statements. The remaining 50% ownership interest in each joint venture is principally held by John P. Stabile II, a local developer, with whom Southwood has also participated in four residential joint ventures during the past 10 years. Southwood uses the equity method of accounting for its investments in the joint ventures. Consequently, Southwood's investment is adjusted for its share of earnings or losses and for any distributions received from the joint venture. For the three months


ended September 30, 2005, Southwood's share of pre-tax losses from these joint ventures was approximately $65,000 compared to pre-tax earnings of $89,000 for the three months ended September 30, 2004. The decline in the joint ventures' pre-tax earnings resulted primarily from lost rental revenues due to the installment of a replacement tenant for the HECOP I building during the second quarter of 2005. Southwood's share of pre-tax earnings is included under "Revenues-real estate operations" and its share of pre-tax losses is included under "Operating expenses-real estate operations" in the accompanying Consolidated Statements of Income. There were no distributions from the joint ventures during the three months ended September 30, 2005 or 2004.

      Expenses associated with the Company's real estate operations were $136,000 and $52,000 for the three months ended September 30, 2005 and 2004, respectively. This increase was primarily attributable to increased professional fees associated with an increased emphasis on the management and development of the Company's real estate portfolio during 2005 and the latter part of 2004. Southwood's 2005 operating expenses of approximately $136,000 consisted primarily of $4,000 of property taxes associated with its remaining landholdings, $63,000 in salaries and benefits, and $66,000 for Southwood's share of the joint ventures' pre-tax losses during 2005.

Eminent Domain Taking and Certain Regulatory Expenses

      Eminent domain taking and certain regulatory expenses for the three months ended September 30, 2005 totaled $713,000 compared to $299,000 during the same period last year. The increase was primarily attributable to expenses incurred in a public information campaign opposing the City's efforts and to costs incurred in litigating several cases with the City in state and federal courts that more than offset a reduction in expenses related to regulatory investigations which were settled in December 2004 and substantially resolved during the quarter ended March 31, 2005. A breakout of these costs for the three months ended September 30, 2005 and 2004 is shown in the following table.

	2005	2004	Change

	(in thousands)

Eminent domain taking	$711,000	$242,000	$469,000
Regulatory investigations	2,000	57,000	(55,000)

Total	$713,000	$299,000	$414,000

Interest Expense

      For the three months ended September 30, 2005, the Company's consolidated interest expense was approximately $499,000 which was not a material change from 2004. Interest expense in both years primarily represents interest on long-term indebtedness of the Company and its three regulated water utilities.

Results of Operations -- Nine Months Ended September 30, 2005
Compared to Nine Months Ended September 30, 2004

Overview

      For the nine months ended September 30, 2005, the Company's consolidated net income was $454,000, compared to consolidated net income of $771,000 for the nine months ended September 30, 2004. Basic earnings per share was $.13 for the nine months ended September 30, 2005 as compared to $.24 for the nine months ended September 30, 2004.


      The Company's consolidated revenues for the nine months ended September 30, 2005 totaled $18.1 million as compared to $16.4 million for the nine months ended September 30, 2004. The increase in revenues was primarily attributable to the following:

*	a permanent rate increase approved by the NHPUC of 11.8% implemented by Pennichuck for service rendered on and after June 1, 2004;

*

approximately $450,000 of additional revenues that Pennichuck recognized during the six months ended June 30, 2005 resulting from the retroactive effect from June 1, 2004 of the amount by which the permanent rate relief of $1.7 million exceeded the interim rate relief of $1.3 million (see "Recent Developments - Settlement of Pennichuck Rate Relief" above);

*

a temporary rate increase of 9.0% approved by the NHPUC and implemented by Pennichuck East for service rendered on and after June 16, 2005, including approximately $70,000 of additional revenues, resulting from the retroactive effect of the rate increase which has been recognized in the Company's financial statements during the three months ended September 30, 2005;

*	a 2.4% increase in the combined utility customer base for the year.

      These increases more than offset a reduction in revenues of approximately $200,000 due to decreased consumption by several large industrial customers during the nine months ended September 30, 2005. Overall consumption is slightly higher for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 due to favorable weather conditions during the 2005 summer months.

      The decrease in the Company's net income was primarily attributable to increased eminent domain costs during 2005 as well as an increase in purification, treatment and maintenance costs within the Company's utility operations.

      The Company's costs related to defending against the City's eminent domain proceeding increased to $1.6 million for the nine months ended September 30, 2005 compared to $872,000 for the nine months ended September 30, 2004. The increase was primarily due to expenses incurred in a significant public relations campaign opposing the City's efforts and to costs incurred in litigating several cases with the City in state and federal courts. The Company's regulatory investigation-related expenses were $30,000 for the nine months ended September 30, 2005 compared to $163,000 during the nine months ended September 30, 2004. The combined impact on the Company's consolidated net income of the costs related to the eminent domain and regulatory investigations was $1.6 million, or $.27 per share, for the nine months ended September 30, 2005 and $1.0 million, or $.19 per share, for the nine months ended September 30, 2004.

Water Utility Operations

      The Company's water utility operations include the activities of Pennichuck, Pennichuck East and Pittsfield, each of which is regulated by the NHPUC. On a combined basis, net income of the Company's three utilities for the nine months ended September 30, 2005 was $1.5 million as compared to net income of $1.3 million for the nine months ended September 30, 2004.

      The Company's utility operating revenues were $16.4 million for the nine months ended September 30, 2005 compared to $14.8 million for the nine months ended September 30, 2004. The increase in the Company's utility operating revenues was primarily attributable to the temporary and permanent rate increases approved by the NHPUC for Pennichuck and Pennichuck East during the last


twelve months. In June 2005, we recognized approximately $450,000 in additional revenue for Pennichuck on services rendered on or after June 1, 2004 from the order that was effective May 27, 2005. Additionally, in September 2005, we recognized approximately $70,000 in additional revenue for Pennichuck East on services rendered on or after June 16, 2005 from the order that was effective September 9, 2005. For the nine months ended September 30, 2005, approximately 81%, 17% and 2% of the Company's total utility operating revenues were generated by Pennichuck, Pennichuck East and Pittsfield, respectively, as shown in the following table:

	September 30,
	2005	2004	Change

	(in thousands)

Pennichuck	$13,359	$11,975	$1,384
Pennichuck East	2,727	2,424	303
Pittsfield	353	357	(4)

Total	$16,439	$14,756	$1,683

      The overall increase in water revenues reflects the rate relief granted to Pennichuck during 2004 and 2005 as well as a 2.4% increase in the combined utility customer base during the most recent year, resulting in a total combined customer base of approximately 31,000 as of September 30, 2005. Overall billed consumption of the Company's three utilities was relatively flat during the period. Total billed consumption in two of the utilities was slightly higher than consumption levels during 2004. The increase in consumption compared to the prior year was attributable to favorable weather conditions during the 2005 summer. This increase in the Pennichuck core system was partially offset by a decrease in commercial consumption which was primarily attributable to a decrease in water usage by several large industrial customers totaling approximately $200,000 during the nine months ended September 30, 2005.

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

      On September 9, 2005, the NHPUC granted Pennichuck East temporary rate relief of 9.0% effective for services rendered on and after June 16, 2005. This temporary rate relief represented approximately $240,000 in annual water revenues and was reflected in the Company's financial statements during the quarter ended September 30, 2005.


For the nine months ended September 30, 2005, utility operating expenses increased by $1,397,000, or 12.4%, to $12.7 million as shown in the table below.

	September 30,
	2005	2004	Change

	(in thousands)

Operations & maintenance	$8,822	$7,190	$1,632
Depreciation & amortization	2,207	2,272	(65)
Taxes other than income taxes	1,648	1,818	(170)

	$12,677	$11,280	$1,397

The operations and maintenance expenses of the Company's water utility business include such categories as:

*	water supply, treatment, purification and pumping,
*	transmission and distribution system functions, including repairs and maintenance and meter reading, and
*	customer service and general and administrative functions.

The combined increase in the Company's utilities' operating expenses over 2004 was chiefly the result of the following:

*	approximately $520,000 of increased purification and treatment costs in its core Pennichuck system and Pennichuck East, reflecting higher purchased water, power, chemical and labor costs;

*	$484,000 of increased administrative costs primarily relating to costs for severance, health benefits, property and casualty insurance and salaries; and

*

$547,000 of additional costs in allocated intercompany charges due to a change in the methodology that we used to allocate the cost of resources provided by the Company and Pennichuck as previously approved by the NHPUC.

These costs were partially offset by a decrease in property taxes of $160,000, which is attributable to a decrease in assessments from the State of New Hampshire for the utility property taxes.

The recovery of these increased costs is expected to be included in future rate relief filings.

Water Management Services

The following table provides a breakdown of revenues from the Company's non-regulated, water management services operations for the nine months ended September 30, 2005 and 2004.


	2005	2004	Change

	(in thousands)

Municipal contracts	$999	$935	$64
Community system contracts	242	228	14
Watertight program	177	168	9
Miscellaneous	137	108	29

	$1,555	$1,439	$116

      The Service Corporation's revenues consist chiefly of fees earned under various operations and billing contracts as well as revenues from its Watertight and certain testing programs. The increase in contract revenues primarily resulted from an increase in the annual contract billed to the Town of Hudson, New Hampshire and the Town of Salisbury, Massachusetts.

      Contract revenues from community system contracts for the nine months ended September 30, 2005 were $242,000, representing 82 operating contracts at September 30, 2005 compared to $228,000 from 71 such contracts at September 30, 2004. The increase in community system contract revenues is attributable to the new contracts. For the nine months ended September 30, 2005 and 2004, Service Corporation revenues included $177,000 and $168,000, respectively, for fees earned under its Watertight program. This program provides maintenance service to residential customers for a fixed annual fee. At September 30, 2005, approximately 3,800 customers were enrolled in this program which was consistent with 2004.

      Expenses associated with the Company's contract operations were $1,357,000 and $1,279,000 for the nine months ended September 30, 2005 and 2004, respectively. These amounts represent primarily direct costs for servicing the Company's various operating contracts and allocated intercompany charges for general and administrative support for contract operations. The $78,000 increase in expenses from 2004 to 2005 resulted principally from i) an increase of $59,000 in unplanned maintenance expenses for the Town of Hudson, New Hampshire, (ii) an increase of $47,000 for backflow expenses that were previously recorded in the water utilities, (iii) an increase of $140,000 for administrative and general expenses due to an increase in marketing expenses, (iv) an increase of $27,000 for professional fees and services, (v) an increase of $29,000 in planned maintenance expenses for the Town of Salisbury, Massachusetts, (vi) an increase of $17,000 for non-community water systems planned maintenance and an increase of $9,000 for their unplanned maintenance, which is attributable to an additional 11 systems acquired since this time last year, and (vii) an increase of $31,000 for water tight claims and expenses. These increases were partially offset by a decrease of $279,000 in allocated intercompany charges due to a change in the methodology that the Company used to allocate to Service Corporation the cost of the resources provided by the Company and Pennichuck.

Real Estate Development and Investment

For the nine months ended September 30, 2005, Southwood's revenues were $16,000 compared to $211,000 in 2004. The table below shows the major components of Southwood's revenues during 2005 and 2004.


	2005	2004	Change

	(in thousands)

Income from unconsolidated equity
investments	$-	$188	$(188)
Interest income from note receivable	-	52	(52)
Other	16	(29)	45

Total	$16	$211	$(195)

      At September 30, 2005 and 2004, Southwood had a 50% ownership interest in four joint ventures organized as limited liability companies, as discussed in greater detail under Note 5 in the Notes to Consolidated Financial Statements. The remaining 50% ownership interest in each joint venture is principally held by John P. Stabile II, a local developer, with whom Southwood has also participated in four residential joint ventures during the past 10 years. Southwood uses the equity method of accounting for its investments in the joint ventures. Consequently, Southwood's investment is adjusted for its share of earnings or losses and for any distributions received from the joint venture. For the nine months ended September 30, 2005, Southwood's share of pre-tax loss from these joint ventures was approximately $43,000 compared to pre-tax earnings of $188,000 for the nine months ended September 30, 2004. There were no distributions from the joint ventures during the nine months ended September 30, 2005 or 2004. The decline in the joint ventures' pre-tax earnings resulted primarily from lost rental revenues due to the installment of a replacement tenant for the HECOP I building during the first quarter of 2005. Southwood's share of pre-tax earnings is included under "Revenues-real estate operations" and its share of pre-tax loss is included in "Operating expenses - real estate operations" in the accompanying Consolidated Statements of Income.

      Expenses associated with the Company's real estate operations were $362,000 and $133,000 for the nine months ended September 30, 2005 and 2004, respectively. This increase was primarily attributable to increased professional fees associated with an increased emphasis on management and development of our real estate portfolio during the latter part of 2004 and 2005. Southwood's 2005 operating expenses of approximately $346,000 consisted primarily of $5,000 of property taxes associated with its remaining landholdings, $165,000 in salaries, $111,000 for the decrease in HECOP revenues and $65,000 in general and administrative costs.

Eminent Domain Taking and Certain Regulatory Expenses

      Eminent domain taking and certain regulatory expenses for the nine months ended September 30, 2005 totaled approximately $1.6 million compared to $1.0 million during the same period last year. The increase was primarily attributable to expenses incurred in a public information campaign opposing the City's efforts and to costs incurred in litigating several cases with the City in state and federal courts that more than offset a reduction in expenses related to the regulatory investigations which were settled in December 2004 and substantially resolved during the quarter ended March 31, 2005. A breakout of these costs for the nine months ended September 30, 2005 and 2004 is shown in the following table.

2005		2004	Change

Eminent domain taking	$1,572,000	$872,000	$700,000
Regulatory investigations	30,000	163,000	(133,000)

Total	$1,602,000	$1,035,000	$567,000


Interest Expense

      For the nine months ended September 30, 2005, the Company's consolidated interest expense was approximately $1.6 million which was not a material change from 2004. Interest expense in both years primarily represents interest on long-term indebtedness of the Company and its three regulated water utilities.

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

      For the past several years, cash flows from operations have largely fluctuated based on four factors: (i) weather, (ii) amount and timing of rate increases, (iii) gain recognized on the sale of Southwood land, and (iv) significant expenses associated with the proposed merger with Aqua America that terminated in 2003, the costs associated with the City of Nashua's ongoing eminent domain proceeding and costs related to the SEC and Bureau regulatory investigations that were settled in December 2004, each discussed in more detail above. For the nine months ended September 30, 2005, net cash provided by operating activities decreased by $1.2 million, for the reasons discussed above under "Results of Operations - Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004." Net cash used in investing activities increased by $14.0 million, compared to 2004 due primarily to increased capital expenditures, purchases of investment securities and an increase in the deferred land costs.

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

	2005	2006	2007	2008

Utility plant additions	$15,500,000	$23,300,000	$11,400,000	$5,100,000
Other	2,400,000	2,000,000	2,000,000	2,000,000

Total	17,900,000	25,300,000	13,400,000	7,100,000


	2001	2002	2003	2004

Utility plant additions	8,200,000	8,400,000	9,000,000	7,500,000
Other	-	-	-	-

Total	8,200,000	8,400,000	9,000,000	7,500,000

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

      In addition to its recurring programs, the Company is embarking on two major new construction initiatives. The first is an upgrade of its water treatment plant that is necessary in order for the plant to meet more stringent, federally mandated safe drinking water standards. The water treatment plant project commenced in the second half of 2005 and is expected to be completed during 2008. Capital expenditures associated with the water treatment plant upgrade project are expected to total approximately $9.9 million for 2005 and $21.6 million for 2006 to 2008.

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


Common Stock Offerings.

      On July 1, 2005, the Company completed a public offering of its common stock. In connection with the equity offering, the Company issued a total of 959,000 additional shares of common stock (including the exercise of underwriters' over-allotment options) at a price to the public of $19.50 per share. The proceeds from the offering, net of underwriting discounts and commissions, totaled approximately $17.8 million. From the net proceeds of its common stock offering, the Company paid down its line of credit balance of approximately $6.6 million. The remaining balance totaling roughly $11.2 million was invested in short-term securities with maturities ranging through December 20, 2005. These funds will be used primarily to fund utility capital expenditures and for other general corporate purposes.

The Company has also continued to offer its common stock through its Dividend Reinvestment and Common Stock Purchase Plan.

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

      The Company also has access, from time to time, to low cost long-term debt from two sources. First, it has applied and will continue to apply for long-term debt funds directly from the State of New Hampshire under the State's Revolving Fund program (SRF). Funds provided under the SRF loans carry long-term fixed costs at interest rates set with reference to various Municipal Bond Indices, which rates are generally below the rates for comparable U.S. Treasury securities of like maturity. As of September 30, 2005, the Company had three outstanding SRF loans aggregating approximately $810,000. On May 9, 2005, Pennichuck East entered into a $750,000 State of New Hampshire Revolving Fund loan agreement. The loan is unsecured and unconditionally guaranteed by the Company. The loan will be repaid in 240 monthly installments. The interest rate is 1.0% from closing until the earlier of completion of construction or January 1, 2006, and thereafter is equal to the lower of 3.69% or 80% of the 11 G.O. Bond Index in effect during the month of October 2005.

      The Company's other source of low cost, long-term debt is tax-exempt debt issued on its behalf by the New Hampshire Business Finance Authority (BFA). The BFA acts solely as a passive conduit to the tax-exempt bond markets with the Company acting as the obligor for the associated tax-exempt debt.


At September 30, 2005 the Company had six outstanding BFA (or its predecessor entity) issues aggregating $10.6 million.

Tax-Exempt Bond Financing Plan.

      On October 20, 2005, pursuant to a Master Loan and Trust Agreement dated October 1, 2005 (the "Agreement"), Pennichuck issued an aggregate of $49,485,000 of long-term tax-exempt debt through the Business Finance Authority (the "Authority") of the State of New Hampshire. These financings consisted of three separate water facility revenue bonds (Series A through C) with interest rates ranging from 4.7% to 5.0% and a maturity date of October 1, 2035. This financing will cover substantially all of the Company's capital expenditures for 2005 through 2008 (approximately $50 million of a total of $54.3 million), including its water treatment plant upgrade project, various water distribution, storage supply maintenance, rehabilitation and replacement projects and the proposed RMR system.

      Pursuant to the Agreement, on the date of issuance of the Bonds, the Authority loaned its proceeds of the Series A Bonds (totaling $12,125,000) to Pennichuck to finance upgrades to Pennichuck's water facilities. The proceeds of the Series B and the Series C Bonds totaling $17,865,000 and $19,495,000, respectively, were deposited in escrow on the date of issuance under an Escrow Agreement dated as of October 1, 2005. On the Escrow Mandatory Purchase Dates for each of the Series B Bonds and the Series C Bonds, October 2, 2006 and October 1, 2007, respectively (or such other dates as Pennichuck may request pursuant to the Agreement), Pennichuck may submit a Loan Request Certificate to the Authority requesting a loan of the proceeds of each subseries. Upon such request, the proceeds of the Series B Bonds or the Series C Bonds, as applicable, will be loaned to Pennichuck to finance the project.

      While the proceeds of the Series B Bonds and Series C Bonds are in escrow, Pennichuck is not legally or financially obligated under the Agreement (or any agreement entered into in connection with the Agreement) with respect to the payment of the principal or interest or, in the case of a mandatory redemption, the purchase price of the Escrow Bonds. Therefore, the indebtedness represented by the Series B and Series C Bonds will not be shown as a liability on the Company's consolidated financial statements, unless and until the proceeds of one or more subseries of Escrow Bonds have been loaned to Pennichuck upon specific request by Pennichuck under the terms of the Agreement and such proceeds have been deposited into the Project Fund to finance the Project.

      On or after the date that the proceeds of the Series B Bonds or the Series C Bonds are loaned to Pennichuck, the rate of interest and timing of interest payments on such series of Bonds may be adjusted from time to time to auction, daily, weekly, term, fixed or commercial paper rates at the election of Pennichuck in accordance with certain conditions as set forth in the Agreement. When Pennichuck elects to change the interest rate mode, it must give notice of the proposed change in interest rate mode to the Trustee, which notice the Trustee must give to the holders of such Bonds. The Bonds will then be remarketed by a remarketing agent, as provided in the Agreement. Bonds of a subseries to be changed from one interest rate mode to another mode are subject to mandatory purchase on the mode change date.

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


(1) to issue short-term debt, its Total Debt must not exceed 65% of its Total Capital (unless the new short-term debt is subordinated to existing debt);

(2) to issue long-term debt, its Funded Debt must not exceed 60% of its Property Additions; and

(3) to issue long-term debt, its Earnings Available for Interest divided by its Interest Expense must exceed 1.5x.

      The Company's revolving credit facility effectively restricts its ability to pay dividends by requiring that its tangible net worth must exceed $25.0 million plus new equity proceeds on a quarterly basis. The Company's tangible net worth at September 30, 2005 was $46.4 million.

      Pennichuck may not pay dividends to the Company if the payment would cause its net worth to be less than $4.5 million. At September 30, 2005, Pennichuck's net worth was $21.7 million. Pennichuck East may not pay dividends to the Company if the payment would cause its net worth to be less than $1.5 million. At September 30, 2005, Pennichuck East's net worth was $4.5 million.

As of September 30, 2005, the Company was in compliance with all of its financial covenants.

Off Balance Sheet Arrangements

      At September 30, 2005 and 2004, Southwood had a 50% ownership interest in four joint ventures organized as limited liability companies. The remaining 50% ownership interest in each of the joint ventures is principally held by John P. Stabile II, a local developer with whom Southwood has also participated in four other residential joint ventures during the past ten years. The formation of these joint ventures provides Southwood with an opportunity to develop its landholdings in such a manner as to provide for a long-term income stream through commercial rental activities. Additionally, the joint ventures, as legal entities, mitigate the financial risk associated with sole ownership of developed commercial properties by Southwood. The joint ventures, whose assets and liabilities are not included in the accompanying Consolidated Balance Sheets, own certain commercial office buildings on which there are outstanding mortgage notes that totaled $9.9 million and $9.0 million as of September 30, 2005 and 2004, respectively. Distributions from the joint ventures have from time to time during the past ten years been a significant source of funds to support the Company's dividend payments to its shareholders. The Company accounts for Southwood's investment in the four current joint ventures using the equity method of accounting, meaning that it recognizes on a current basis 50% of each joint venture's operating results. Those results reflect ongoing carrying costs such as maintenance and property taxes. Information about the Company's revenues, expenses and cash flows arising from the joint ventures is included in Note 5 of the Notes to Condensed Consolidated Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

      The Company's exposure to financial market risk results primarily from fluctuations in interest rates. The Company is exposed to changes in interest rates primarily from its revolving credit facility which contains variable interest rates. This facility, which includes a total borrowing capacity of $16.0 million, permits the Company to borrow, repay and re-borrow, in varying amounts and from time to time at its discretion through December 31, 2007. Borrowings under this credit facility bear interest rates ranging from LIBOR plus 1.0% to LIBOR plus 1.5% based on the results of various financial ratios. The applicable margin at September 30, 2005 was 1.25% resulting in an interest rate of 5.11%. The Company had outstanding borrowings under its revolving credit facility of $1.4 million at September 30,


2005. An immediate change of one percent on the interest rate applicable to the revolving credit facility would cause a change in interest expense of approximately $14,000 per year.

      The Company also has a $4.5 million variable interest rate loan with a bank. The loan, which was originally scheduled to mature in April 2005, was extended to December 31, 2009. In April 2005, the Company entered into an interest rate swap agreement with the bank which also has a maturity date of December 31, 2009. The purpose of this swap agreement is to mitigate interest rate risks associated with its $4.5 million floating-rate loan. The agreement provides for the exchange of fixed interest rate payments for floating interest rate payment obligations on notional amounts of principal totaling $4.5 million. The floating-rate loan with the bank contains interest rates ranging from LIBOR plus 1.0% to LIBOR plus 1.5% based on the results of various financial ratios. The applicable margin at September 30, 2005 was 1.25% resulting in an interest rate of 5.11%. The Company designated this interest rate swap as a cash flow hedge against the variable future cash flows associated with the interest payments due on the $4.5 million of notes. The combined effect of its LIBOR-based borrowing formula and the swap produces an "all-in fixed borrowing cost" equal to 6.0%.

The fair market value of the Company's interest rate swaps represents the estimated unrealized loss to terminate these agreements based upon current interest rates.

      As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Tax Exempt Bond Financing Plan" above, on October 20, 2005, Pennichuck completed a financing through the Authority, in which the Authority issued bonds in the aggregate principal amount of $49,485,000. Pennichuck borrowed $12,125,000 on October 20 (the proceeds of the Series A Bonds) and may borrow up to an additional $37,360,000 of the proceeds of the Series B and Series C Bonds. The interest rate of the Series A Bonds is fixed. Pennichuck has no interest rate risk related to the proceeds of the Series B Bonds and Series C Bonds while such proceeds remain in escrow.

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


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

Item 5. Other Information

      On November 14, 2005, the Company issued a press release announcing its operating results for the three months and nine months ended September 30, 2005. A copy of the press release is filed as Exhibit 99.1 to this Form 10-Q.

Item 6. Exhibits:

The following exhibits are filed as part of this report:

Exhibit
Number	Exhibit Description

31.1	Certification

31.2	Certification

32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release-"Pennichuck Corporation Announces Third Quarter 2005 Operating Results" dated November 14, 2005.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pennichuck Corporation

(Registrant)

Date: November 14, 2005	/s/ Donald L. Correll

Donald L. Correll, President and
Chief Executive Officer

Date: November 14, 2005	/s/ William D. Patterson

William D. Patterson, Vice President,
Treasurer and Chief Financial Officer
