Form 10-K
period 2005-12-31
PENNICHUCK CORP
filed 2006-03-31
CIK 788885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-18552

PENNICHUCK CORPORATION
(Exact name of registrant as specified in its charter)
___________________

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
Common Stock, par value $1.00 per share
(Title of Class)
Preferred Stock Purchase Rights
(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer [  ]      Accelerated filer [  ]      Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

      The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing sale price of the Company's common stock on June 30, 2005, as reported on the Nasdaq National Market was $62,039,576. For purposes of this calculation, the "affiliates" of the registrant include its directors and executive officers. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of the registrant's common stock, $1 par value, outstanding as of March 28, 2006 was 4,193,986.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain information required for Part III of this report is incorporated herein by reference to the registrant's definitive Proxy Statement for its 2006 annual meeting of shareholders, which the registrant intends to file with the Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2005.


PART I

Item 1. BUSINESS

      The terms "we," "our," "our company," and "us" refer, unless the context suggests otherwise, to Pennichuck Corporation (the "Company") and its subsidiaries, including Pennichuck Water Works, Inc. ("Pennichuck Water"), Pennichuck East Utility, Inc. ("Pennichuck East"), Pittsfield Aqueduct Company ("Pittsfield"), Pennichuck Water Service Corporation (the "Service Corporation") and The Southwood Corporation ("Southwood").

Overview

      We are engaged primarily in the collection, storage, treatment and distribution of potable water in southern and central New Hampshire. We have three business segments: regulated water utilities, non-regulated water management services and real estate development and investment. Water utility revenues constituted 91% of our consolidated revenues in 2005. We are headquartered in Merrimack, New Hampshire, which is located approximately 45 miles north of Boston, Massachusetts. The Company, which was incorporated in New Hampshire in 1852, became a utility holding company in 1983, when it completed a reorganization resulting in the transfer of all of our water utility assets at that time to Pennichuck Water.

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

      Expanding our water management business with a focus on servicing small and mid-size water systems, where we believe we can leverage our capital resources as well as our operating and technical expertise. Service Corporation's strategy calls for a focus on segments in which it can provide high-quality service in a cost-effective manner. These segments include small and mid-size municipal utilities, small systems such as community water systems and non-transient, non-community water systems.

      Developing our water management business by establishing one or more regional operations centers and then targeting growth opportunities that may be serviced from those centers. In order to service new customers effectively, we must have staff close to those customers. Accordingly, Service Corporation will develop its business around geographic hubs - business centers of sufficient size to support at least a limited full time staff. Building Service Corporation's business in the surrounding area will be part of the staff's job description. We currently plan to pursue opportunities through five potential New Hampshire hubs that correspond roughly to Nashua, coastal New Hampshire, Lakes Region, western New Hampshire and the Conway region as well as hubs in the neighboring states of Maine, Massachusetts and Vermont.

      Pursuing acquisitions of large water systems to expand into new geographic markets in the northeastern United States. An important and new element of our strategic plan is to seek to expand into new geographic markets in the northeastern United States by acquiring one or more large water systems. We expect to focus on


systems that have sufficient scale to warrant establishing and maintaining a management presence in a new market. These systems will likely be significantly larger than the small and mid-size water systems that we are targeting nearby our existing service areas. We do not expect, however, that these larger systems will be substantially larger than Pennichuck Water. We believe there are a number such large water systems in the northeastern United States that are potentially attractive acquisition opportunities. We anticipate that this large water system segment within the U.S. water utility industry will continue to consolidate, as system owners, whether investor-owned utilities or municipalities, facing increasingly stringent regulation and the resulting increase in capital requirements, consider acquisitions by other companies. The pace at which acquisition opportunities will arise is, of course, unpredictable.

Water Utility Business

      Overview. Three of our subsidiaries are water utilities engaged in the collection, storage, treatment, distribution and sale of potable water in southern and central New Hampshire, subject to the jurisdiction of the New Hampshire Public Utilities Commission ("New Hampshire PUC"):

*

Pennichuck Water Works, Inc. ("Pennichuck Water"), our principal subsidiary, was established in 1852 and services the City of Nashua, New Hampshire and 10 surrounding New Hampshire municipalities west of the Merrimack River with an estimated population of 110,000, almost 10% of the population of the State of New Hampshire.

*	Pennichuck East Utility, Inc. ("Pennichuck East") was organized in 1998 and serves 12 communities most of which are located in southern and central New Hampshire east of the Merrimack River; and

*	Pittsfield Aqueduct Company, Inc. ("Pittsfield"), which we acquired in 1998, serves customers in and around Pittsfield, New Hampshire.

      The City of Nashua is engaged in ongoing efforts that began in 2002 to acquire through an eminent domain proceeding all or a significant portion of Pennichuck Water's assets. The eminent domain proceeding and its effects on us are described elsewhere in this report. See "-Ongoing Eminent Domain Proceeding", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 3.

      Service Areas. Pennichuck Water is franchised by the New Hampshire PUC to distribute water in the City of Nashua, New Hampshire and in portions of the towns of Amherst, Bedford, Derry, Epping, Hollis, Merrimack, Milford, Plaistow and Salem, New Hampshire. Pennichuck Water's transmission mains extend from Nashua into portions of the surrounding towns of Amherst, Hudson, Merrimack and Milford. We also own and operate three stand-alone systems in Milford. Its franchises in the remaining towns consist of stand-alone satellite water systems. Pennichuck Water has no competition in its core franchise area, other than from customers using their own wells. Pennichuck Water serves approximately 25,000 customers, and its 2005 revenues totaled $17.3 million.

      Pennichuck East was organized in 1998 to acquire certain water utility assets from the Town of Hudson, New Hampshire following the Town's acquisition of those assets from an investor-owned water utility which previously served Hudson and surrounding communities. Pennichuck East is franchised to distribute water in portions of the New Hampshire towns of Litchfield, Pelham, Windham, Londonderry, Derry, Plaistow, Sandown, Atkinson, Raymond, Bow, Hooksett and Lee, which are near the areas served by Pennichuck Water. Pennichuck East has no commercial competition in its core franchise area. The water utility assets owned by Pennichuck East consist principally of water transmission and distribution mains, hydrants, wells, pump stations and pumping equipment, water services and meters, easements and certain tracts of land. Pennichuck East serves approximately 4,900 customers and annual water revenues were approximately $3.8 million for calendar year 2005.

      Pittsfield was acquired by the Company in 1998 and serves approximately 640 customers in and around Pittsfield, New Hampshire with annual water revenues of approximately $469,000 for calendar year 2005. Pittsfield has no competition in its franchise area.


      In January 2005, we entered into an agreement to acquire three water systems in the Lakes Region and central part of New Hampshire: the Locke Lake water system in Barnstead, the Birch Hill water system in Conway and the Sunrise Estates water system in Middleton, New Hampshire. We expect that the newly acquired water systems will become part of our Pittsfield subsidiary. The acquisition is our largest since 1998. In January, 2006 we entered into a settlement agreement with the New Hampshire PUC Staff and the Office of Consumer Advocate on the principal terms of these acquisitions. On February 2, 2006 the New Hampshire PUC conducted a public hearing on the settlement agreement. On March 24, 2006 the New Hampshire PUC rendered a final written decision enabling us to proceed to close the acquisition in the second quarter of 2006.

      Water Supply Facilities. Pennichuck Water's principal properties are located in Nashua, New Hampshire, except for portions of our watershed or buffer land which are located in the neighboring towns of Amherst, Merrimack and Hollis, New Hampshire. In addition, Pennichuck Water owns four impounding dams which are situated on the Nashua and Merrimack border.

      The primary source of potable water for our core Pennichuck Water system is the Pennichuck Brook, Holt Pond, Bowers Pond, Harris Pond and Supply Pond in the Nashua area that together can hold up to 500 million gallons of water. We supplement that source during the summer months by pumping water from the adjacent Merrimack River. Pennichuck Water can deliver up to 31.2 million gallons per day, or mgd, into the distribution system. By comparison, Pennichuck Water's peak month, which occurred in June 1999, had an average daily demand for that month of 21.2 mgd.

      We own a water treatment plant in Nashua that uses a combination of physical and chemical removal of suspended solids and sand and carbon filtration to treat the water that Pennichuck Water supplies. The plant has a rated capacity of 35.0 mgd. The plant's capacity will not be affected by the upgrade described elsewhere in this Form 10-K Report.

      We own a raw water intake and pumping facility located on the Merrimack River in Merrimack, New Hampshire. This supplemental water supply provides an additional source of water during summer periods and will provide a long-term supply for Pennichuck Water's service area. A permit from the Army Corps of Engineers that has been extended through December 21, 2009 allows us to divert water from the Merrimack River. We may divert up to 30.0 mgd only when the river level is above 91.2 feet. When the river level is below 91.2 feet, Pennichuck Water may divert up to 20.0 mgd if a specified minimum flow is maintained and up to 12.0 mgd if flow falls below this minimum. Our existing pumping facility on the Merrimack River is capable of providing up to 16.2 mgd, and as part of our 2006 to 2009 capital expenditures program discussed elsewhere in this Form 10-K Report, we plan to install new pumps that will increase our pumping capacity to 21.0 mgd.

We also own approximately 672 acres of land located in Nashua and Merrimack, New Hampshire that are held for watershed and reservoir purposes.

      We own 13 water storage reservoirs having a total storage capacity of 22.1 million gallons, six of which are located in Nashua, two in Amherst, one in Bedford, one in Derry, one in Litchfield, one in Pelham and one in Hollis, New Hampshire.

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

a whole or any of its components. Hudson will charge us a higher rate for water pumped in excess of the 283,500 gallons allowed per day.

      Pittsfield's sole source of supply is Berry Pond, which holds approximately 97.8 million gallons. Pittsfield owns the land surrounding Berry Pond, and it treats the water from this pond through a 0.5 mgd water filtration plant located in Pittsfield, New Hampshire.

Water Distribution Facilities. As of December 31, 2005, the distribution facilities of the Company's regulated water companies consisted of, among other assets, the following:

	Pennichuck	Pennichuck
	Water	East	Pittsfield

Transmission & distribution mains (in miles)	422	125	13
Service Connections	24,978	4,925	640
Hydrants	2,342	467	67

      Capital Expenditures. The water utility business is capital intensive. We typically spend significant sums each year for additions to or replacement of property, plant and equipment. During the 2006 to 2009 period, our capital expenditures will be particularly large as we:

*

upgrade Pennichuck Water's Nashua water treatment plant to meet the requirements of the Interim Enhanced Surface Water Treatment Rule discussed below and other upgrades intended to comply with current and projected water quality requirements and allow for operating redundancy,

*	undertake various water distribution, storage, supply, maintenance, rehabilitation and replacement projects, and

*	conduct a pilot project for a proposed radio-based meter reading system.

We estimate that our projected capital expenditures during the 2006 to 2009 period will total $52.3 million in current dollars. By comparison, for the four year period 2002 to 2005, our capital expenditures were $35.5 million.

Regulation

      New Hampshire PUC. The Company's water utilities are regulated by the New Hampshire PUC with respect to their water rates, financings and provision of service. New Hampshire law provides that utilities are entitled to charge rates which permit them to earn a reasonable return on the cost of the property employed in serving their customers, less accrued depreciation, contributed capital and deferred income taxes ("Rate Base"). The cost of capital permanently employed by a utility in its utility business marks the minimum rate of return which a utility is lawfully entitled to earn on its Rate Base. Capital expenditures associated with complying with federal and state water quality standards have historically been recognized and approved by the New Hampshire PUC for inclusion in our water rates, though there can be no assurance that the New Hampshire PUC will approve future rate relief in a timely or sufficient manner to cover our capital expenditures.

      Pennichuck Water's rates in effect at the beginning of 2005 were based on a September 2004 New Hampshire PUC order authorizing an interim annualized increase of $1.3 million effective retroactively for service rendered on and after June 1, 2004. In March 2005, we reached a settlement with the New Hampshire PUC staff on our requested rate relief for Pennichuck Water. In April 2005, the New Hampshire PUC issued a final written decision authorizing a final annualized increase of $1.7 million, also effective as of June 1, 2004. The settlement agreement did not stipulate the overall rate of return or the approved Rate Base.


      Pennichuck Water is planning to file a new request for rate relief by mid-2006 primarily to recover a portion of its costs incurred for its water treatment plant upgrade project. We do not expect a final decision on this request until early 2007.

      Pennichuck East's rates in effect during 2005 were based on a September 2005 New Hampshire PUC order authorizing a 9.0% interim rate increase effective retroactively for service rendered on and after June 16, 2005. In December 2005 we reached a settlement with the New Hampshire PUC staff on our requested rate relief for Pennichuck East. In late February 2006 the New Hampshire PUC issued a final written decision authorizing a final annualized increase of approximately $760,000 also effective as of June 16, 2005. The settlement did not stipulate the overall rate of return or the approved Rate Base. Pennichuck East had not filed for rate relief since our 1998 acquisition of the utility.

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

      Water Quality Regulation. The Company's water utilities are subject to the water quality regulations issued by the United States Environmental Protection Agency ("EPA") and the New Hampshire Department of Environmental Services ("DES"). The EPA is required to periodically set new maximum contaminant levels for certain chemicals as required by the federal Safe Drinking Water Act. The quality of the Company's water utilities' treated water currently meets or exceeds all current standards set by the EPA and the DES.

      Pennichuck Water's filtration plant in Nashua is impacted by the Interim Enhanced Surface Water Treatment Rule, which established a new turbidity standard of 0.3 Nephelometric Turbidity Units or NTU. Turbidity is a measure of sediment or foreign particles that are suspended in the water. Pennichuck Water completed its evaluation of alternatives to meet the new turbidity standard in 2004, resulting in its recommendations for upgrades to its existing treatment facilities, beginning with its raw water facilities through its finished water pumping and storage facilities. This work was divided among six distinct construction contracts, with Contracts 1 and 2 involving upgrades to Pennichuck Water's raw water facilities being completed in 2005. The design of the upgrades to Pennichuck Water's finished water pumpage and storage facilities (Contracts 3 and 5) have been completed and construction on the improvements is underway with completion expected in early 2007. The design of the proposed upgrades to the existing coagulation, flocculation, sedimentation, filtration and chemical feed facilities (Contract 4) is expected to be completed in early April 2006 and construction on these upgrades is expected to begin in June of 2006 with completion in early 2009. The design for the proposed improvements to the Company's Merrimack River intake (Contract 6) is underway and should be completed by the end of the summer of 2006. Construction is expected to commence in the first half of 2007 with completion in the second half of 2007.

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

      During 2005, Pennichuck Water installed treatment for arsenic removal at five of its small community water systems which have wells (including two new systems which were acquired in 2005) that produce water with arsenic levels in excess of the new standard of 10 parts per billion. Pennichuck Water's and Pennichuck East's remaining community water systems have wells that produce water meeting the new arsenic standard.


      As disclosed elsewhere in this Form 10-K Report, we learned in June 2005 that one of the two wells that provide water to one of Pennichuck Water's small community water systems produces water with uranium levels in excess of the EPA standard that became effective in December 2003. This water system provides water to less than 100 customers. Pennichuck Water's remaining community water systems have wells that produce water meeting the uranium standard. Uranium occurs naturally in groundwater in areas in our region where granite bedrock is prevalent. Consequently, regulators expect that 10 to 20 wells in each of New Hampshire, Maine and Vermont will have uranium levels that exceed the EPA standard of 30 parts per billion. In order to comply with the EPA uranium standard, Pennichuck Water installed a uranium filtration treatment system at the affected location. Pending installation of the treatment system, Pennichuck Water shut off the well that produces water with excess uranium levels.

Water Management Services

      We complement our regulated water utility business by providing non-regulated, water-related monitoring, maintenance, testing and compliance reporting services for water systems for various towns, businesses and residential communities primarily in southern and central New Hampshire. We conduct this business through our subsidiary, Pennichuck Water Service Corporation ("Service Corporation").

      Service Corporation activities include providing contract operations and maintenance, water testing and billing services to municipalities and small, privately owned community water systems. As of December 31, 2005, Service Corporation was providing such services pursuant to 85 operating contracts.

      Municipalities. In 1998, Service Corporation entered into a long-term agreement with the Town of Hudson, New Hampshire (Hudson Agreement) to provide operations and maintenance contract services with respect to the water utility assets acquired from an investor-owned water utility. In 2005, the Hudson Agreement was re-negotiated resulting in a new, five-year contract. The new contract provides for two, three-year renewals and a provision for a ten-year term if the Town of Hudson elects to have Pennichuck invest in updated customer meter-reading equipment.

      In September 2001, Service Corporation entered into a long-term agreement with the Town of Salisbury, Massachusetts (Salisbury Agreement) to perform similar operations and maintenance services. The Salisbury Agreement expires in September 2006. Service Corporation has commenced discussions with the Town of Salisbury regarding extending the Salisbury Agreement.

      In September 2005, the Town of Barnstable, Massachusetts issued a request for proposals to operate and maintain the Hyannis Water System. The Service Corporation and Whitewater, a wholly-owned subsidiary of R.H. White, jointly submitted a proposal to provide operations and maintenance contract services. The joint proposal was selected in December 2005. A definitive agreement between Whitewater and the Town of Barnstable was executed (the Hyannis Agreement) and services commenced in early February 2006. Whitewater and the Service Corporation are finalizing agreements governing their respective duties, cost reimbursement, and profit sharing arrangements in connection with the Hyannis Agreement.

      Non-transient, non-community water systems. The DES has mandated water quality standards for non-transient, non-community water systems - defined as public facilities such as schools, apartment and office buildings accommodating more than 25 persons and served by a community well. There are an estimated 600 such systems in New Hampshire which will require the services of a certified water operator, such as Service Corporation, in order to meet the mandates of the DES. Accordingly, Service Corporation is actively pursuing new contracts under which it would serve as a certified water operator and provide various water-related monitoring, maintenance, testing and compliance reporting services for these systems in New Hampshire.

      Competition. In marketing its services to municipalities, Service Corporation must address competition from incumbent service providers, including municipal employees, and a reluctance by municipalities to outsource water management to an investor-owned company. For contracts with non-transient, non-community water

systems, Service Corporation competes primarily with well drillers, laboratories, pump equipment vendors and small contract operators who provide various services to these systems.

Real Estate Development and Investment

      Our subsidiary The Southwood Corporation ("Southwood") is actively engaged in real estate planning, development and management of residential, commercial, industrial and retail properties. We originally organized Southwood in 1983 to manage and develop approximately 1,490 acres of land in Nashua and Merrimack, New Hampshire.

      Undeveloped Land. Southwood, for its own account or on behalf of the Company, controls several parcels of developable land in Nashua and Merrimack, New Hampshire, totaling approximately 512 acres. The portfolio is comprised of 10 separate parcels ranging in size from 10.5 acres to 102 acres. Three parcels, aggregating 92 acres, are located within the City of Nashua and the remaining 7 parcels, aggregating 420 acres, are located within Merrimack. The entire portfolio of land held for future development is classified under "current use" status, resulting in a tax assessment that is based on the property's actual use and not its highest or best use.

      During the next several years, Southwood expects to pursue the permitting and other land use approvals necessary to realize the value of the remaining parcels. It will undertake those efforts either alone or in concert with others. It may also reinvest the proceeds from the sale of one or more parcels in other income-producing real estate in order to defer the recognition of taxes, or undertake direct investments to supplement its income producing portfolio.

      Developed Land and Real Estate Investments. Of the land originally under its control, Southwood contributed various parcels to four joint ventures to develop the Heron Cove Office Park a 3-building, 147,000 square foot, multi-tenant office project in Merrimack, New Hampshire. Southwood has a 50% ownership interest in each of those joint ventures, which are sometimes referred to in this Form 10-K Report as HECOP I-IV. HECOP I, II and III own commercial office buildings. HECOP IV owns a nearby 9.1 acre parcel that has been approved for the construction of commercial office space. The managing partner of the HECOP joint ventures is John P. Stabile II, a local developer with whom Southwood has participated in four residential joint ventures during the past 10 years.

      Each of HECOP I-III is subject to a mortgage note with various financial institutions. The mortgage notes, totaling approximately $9.8 million as of December 31, 2005, which are not included in our accompanying condensed consolidated balance sheets, are each secured by the underlying real property. In addition, Southwood is contingently liable for approximately $3.2 million, representing one-half of the outstanding balance for two of the three mortgages, under a guarantee that Southwood has provided to the mortgagee limited to 50% of HECOP II and III's obligations to their lender. In addition, if either HECOP II or HECOP III defaults on its indebtedness, Southwood's investment in the other HECOP will be at risk, because each of HECOP II and III has guaranteed the indebtedness of the other. Southwood's investments in HECOP I-III had an aggregate carrying value of $471,000 as of December 31, 2005.

      The typical term of a lease for commercial office space in one of Southwood's existing joint venture properties is between three and seven years. The combined vacancy rate for the Southwood joint venture projects was 22% as of March 1, 2006.

      In January 2003, Southwood sold approximately 67 acres to Bowers Landing of Merrimack II, LLC. At the closing on January 15, 2003, Southwood received $260,000 in cash and a promissory note in the amount of $1,224,000. The note was scheduled to mature on October 16, 2005, but at the borrower's election, was repaid in full on October 15, 2004.

On January 3, 2005, Southwood completed the acquisition of a 58 acre parcel of land that was first placed under contract in 2001. The purchase price was $570,000.

Financial Information About Industry Segments

Our business segment data for the latest three years is presented in "Note 12 - Business Segment Information" in the Notes to the Consolidated Financial Statements included in this prospectus.

Properties

Pennichuck Water owns a building in Nashua which serves as an operations center and storage facility for our construction and maintenance activities.

      In April 2004, Pennichuck Water entered into a long-term lease arrangement with HECOP III for approximately 13,000 square feet of office space located in Merrimack, New Hampshire which serves as our headquarters. Southwood and John P. Stabile II each own a 50% interest in HECOP III.

Our properties used in our water utility business are described elsewhere in this Form 10-K Report. See "-Water Utility Business," above.

Our properties used in our real estate business are primarily described elsewhere in this Form 10-K Report. See "-Real Estate Development and Investment," above.

      Southwood also has a 60% ownership in Westwood Park LLC, a consolidated joint venture formed in 1997 to develop a tract of land in northwest Nashua. In 2001 and 2002, Westwood sold three substantial parcels of land for an aggregate sales price of approximately $7.5 million. Westwood's remaining holdings are comprised of two parcels of land aggregating approximately 52 acres. In January 2006, Southwood and its partner, Winstanley Enterprises, Inc. ("Winstanley"), entered into an agreement whereby Southwood will transfer all its remaining interests in Westwood Park LLC to Winstanley for $51,000.

Except as noted in "Note 3 - Debt" in the accompanying Notes to the Consolidated Financial Statements, there are no mortgages or encumbrances on our properties.

Employees

      We employ 95 full-time employees and officers, nearly all of whom are Pennichuck Water employees. Of these, there are 53 management and clerical employees who are non-union. The remaining employees are members of the United Steelworkers Union. The current union contract has a five year term which expires in February 2007. We believe that our employee relations are satisfactory.

Ongoing Eminent Domain Proceeding

      Overview. The City of Nashua is engaged in ongoing efforts that began in 2002 to acquire all or a significant portion of Pennichuck Water's assets through an eminent domain proceeding under New Hampshire Revised Statutes Annotated Chapter 38. Whether the City will ultimately be permitted to acquire Pennichuck Water's assets and, if so, the compensation that the City would have to pay us for those assets are highly uncertain and will likely continue to involve protracted proceedings before the New Hampshire PUC. New Hampshire law does not require that our board of directors or shareholders ratify or approve any such forced sale of assets or the compensation that Pennichuck Water would receive if the City proceeds with the taking after approval by the New Hampshire PUC. We have vigorously opposed the City's efforts to acquire our assets by eminent domain and intend to continue to do so, although we have publicly stated our desire to work with the City toward a fair and equitable solution. Our eminent domain-related expenses have been, and are expected to continue to be, significant.

      Background. We entered into an agreement in April 2002 to be acquired in a merger with Aqua America Inc. (formerly known as Philadelphia Suburban Corporation). The merger was subject to several conditions,


including approval by our shareholders and approval by the New Hampshire PUC. In February 2003, before we submitted the merger to our shareholders, we and Aqua America agreed to abandon the proposed transaction because of actions taken by the City of Nashua to acquire our assets by eminent domain.

      Nashua's Initiation of Eminent Domain Proceedings. Nashua's Mayor stated his opposition to our proposed merger with Aqua America almost immediately after we announced it. In November 2002, the Nashua Board of Aldermen adopted a formal resolution to hold a City-wide referendum to approve an eminent domain proceeding or other acquisition of all or a portion of Pennichuck Water's system serving the residents of Nashua and others. In January 2003, Nashua residents approved that referendum.

      In November 2003, the City of Nashua made a proposal to purchase all of our assets for a purchase price of $121 million. The offer was subject to various conditions, including the City's completion of a municipal bond offering to fund the purchase price. The City claimed that its proposal exceeded by $15 million the approximate value that our shareholders would have received under the proposed Aqua America merger at the time that transaction was first announced. The City asserted that the difference would offset the corporate taxes that we would incur in a sale of assets to the City. In December 2003, our board of directors unanimously rejected the City's proposal. At that time, we publicly stated that our board had concluded that the City's proposal was inadequate and not in the best interests of our shareholders, significantly underestimated the value of our assets and failed to recognize both the underlying value of our shares and the potential tax liabilities that would result from the proposed transaction. We also stated that we believed that the City's proposal failed to make allowances for assuming our long-term debt and other liabilities, which at the time totaled approximately $27.2 million.

      The City's 2003 proposal is not necessarily indicative of the valuation that would be assigned to our assets by the New Hampshire PUC nor does it necessarily reflect a price that the City might be willing to pay for our assets at this time. The City's proposal purported to cover all of our assets. The City has not renewed its 2003 proposal. See "January 2006 Public Interest and Valuation Testimony" below.

      In March 2004, as part of the eminent domain process, the City filed a petition with the New Hampshire PUC seeking approval to acquire all of our water utility assets, whether or not related to our Nashua service area. The New Hampshire PUC ruled in January 2005 that the City could not use the eminent domain procedure to acquire any of the assets of Pennichuck East or Pittsfield, and that, with regard to the assets of Pennichuck Water, the question of which assets, if any, could be taken by the City was dependent on a determination to be made after a hearing as to what was in the public interest.

      Issues to be Presented to the New Hampshire PUC. The New Hampshire PUC has set a schedule for the eminent domain proceeding which, if not further revised, would result in a hearing on the merits of the City's petition being held in January 2007. We do not expect the New Hampshire PUC to rule definitively on the City's petition before mid-2007. Given the highly integrated nature of Pennichuck Water's system and the significant interests of other communities in Pennichuck Water's service area, we expect that the New Hampshire PUC will have to address a number of unprecedented issues related to Pennichuck Water's assets and operations outside the City of Nashua. These issues could have an effect on any New Hampshire PUC determination regarding (i) whether a taking of Pennichuck Water's assets by eminent domain would be in the public interest, including the portion, if any, of the Pennichuck Water assets that should be taken by eminent domain, and (ii) the amount of compensation that would have to be paid to Pennichuck Water if the City acquired any of its assets by eminent domain. The staff of the New Hampshire PUC is scheduled to file testimony on April 13, 2006 addressing, among other things, whether a taking of Pennichuck Water's assets by eminent domain would be in the public interest.

      The January 2003 referendum approved by the voters of Nashua creates a statutory presumption that an eminent domain taking is in the interest of the residents of Nashua. We believe, however, that it may be possible for us to overcome that presumption and that under New Hampshire law the referendum is irrelevant to the issue of whether the City should be permitted to acquire any of Pennichuck Water's assets that are not necessary to serve Nashua customers.

      Uncertainty Regarding Compensation to Pennichuck Water. If the City were successful in acquiring any of Pennichuck Water's assets in an eminent domain proceeding, it is highly uncertain what valuation methodologies


would be used in determining the compensation the City would have to pay to Pennichuck Water in exchange for taking these assets by eminent domain. The total compensation awarded would comprise the value to be paid for the Pennichuck Water assets and the additional consequential damages, if any, caused by the severance of the plant and property proposed to be purchased from Pennichuck Water's other plant and property. In addition, we believe that we would have a legal basis to seek compensation for the related harm to Pennichuck Water's affiliated companies, including Service Corporation and our two other utility subsidiaries. There can be no assurance, however, that we will be successful in obtaining damages based upon the effect of a taking on these other entities.

      If the New Hampshire PUC determines that a taking of Pennichuck Water assets by the City is in the public interest, we believe based on the testimony submitted to date, which is referred to below, that the New Hampshire PUC is likely to consider three valuation methodologies in determining the compensation to be paid to Pennichuck Water for its assets:

*	current replacement cost less depreciation,
*	capitalized earnings (i.e., a discounted cash flow method), and
*	comparable sales.

      Although these methodologies are not expressly required by statute, in cases involving the valuation of utility property for purposes of property tax assessments, New Hampshire courts have recognized that all of these approaches to valuation should be given consideration. However, there is no express requirement that the ultimate determination of value be based on any one or more of these methods, and the New Hampshire PUC may give weight to any one or more of them depending on the circumstances. Moreover, the New Hampshire PUC may decide to use different methodologies to value different asset categories. The choice of methodology may also depend on the scope of the assets to be taken.

      Methodologies for determining the value of assets and the amount of damages suffered as a result of eminent domain takings by public utility commissions in other states may not be indicative of the methodologies that will be used by the New Hampshire PUC, because such determinations are dependent on the particular facts and circumstances of each case.

      January 2006 Public Interest and Valuation Testimony. On January 12, 2006, the City and Pennichuck Water filed significant testimony, described below, with the New Hampshire PUC. The City's testimony addressed whether the City's taking of any Pennichuck Water assets by eminent domain would be in the public interest and the City's valuation of Pennichuck Water. Pennichuck Water's public interest testimony addressed, among other things, the impact of a taking of Pennichuck Water's assets on the customers of Pennichuck Water and its affiliates as well as on the Company's shareholders and the State of New Hampshire. Also filed on January 12, 2006 was the City's testimony regarding the City's plans to engage a third party contractor to operate the water system and the City's valuation of Pennichuck Water.

      Pennichuck Water's January 12, 2006 filing included the testimony of Robert Reilly, an accredited appraiser who is Pennichuck Water's valuation expert. Mr. Reilly testified that if the City were to acquire all of Pennichuck Water's assets in an eminent domain proceeding, the New Hampshire PUC should value Pennichuck Water at $248.4 million. Mr. Reilly's testimony expresses his opinion of the fair market value of Pennichuck Water's assets. In order to reach a value for Pennichuck Water's assets, Mr. Reilly was required to make numerous assumptions with respect to business, economic, regulatory and environmental factors and other matters, many of which are beyond Pennichuck Water's control. While Mr. Reilly's testimony states his opinion of the fair market value of the assets that the City is seeking to acquire through eminent domain, it is not intended to predict the potential value of the stock of Pennichuck Water or that of the Company, nor is it possible to predict what price the assets of Pennichuck Water would in fact bring in an actual sale transaction.

      The City's January 12, 2006 filings included the testimony of George E. Sansoucy, PE and Glenn C. Walker regarding Pennichuck Water's valuation as of December 31, 2004. The Sansoucy/Walker testimony asserts that if


the City were to acquire the entire water system of Pennichuck Water in an eminent domain proceeding, the New Hampshire PUC should value that water system at $85 million as of December 31, 2004. Pennichuck Water expects that its examination of the Sansoucy/Walker valuation testimony and the appraisal on which the testimony was based will show that many of the valuation methodologies that Messrs. Sansoucy and Walker used in reaching their conclusion regarding the valuation of Pennichuck Water's water system differ materially from the valuation methodologies used by Pennichuck Water's valuation expert. Similarly, the Company expects that its examination of the Sansoucy/Walker valuation testimony will show that Messrs. Sansoucy and Walker used one or more assumptions that vary materially from assumptions used by Pennichuck Water's valuation expert.

      Pennichuck Water's expert valuation testimony and the expert valuation testimony submitted by the City have been submitted to the New Hampshire PUC for its consideration. It is impossible to predict the valuation of Pennichuck Water that the New Hampshire PUC would utilize in determining the total compensation that the City would have to pay if the New Hampshire PUC authorizes the City to take Pennichuck Water assets by eminent domain.

Further information regarding the January 12, 2006 testimony is contained in Pennichuck's Current Report on Form 8-K dated January 12, 2006 filed with the U.S. Securities and Exchange Commission.

      Right to Appeal. Pennichuck Water or the City would have the right to appeal directly to the New Hampshire Supreme Court any order issued by the New Hampshire PUC in the eminent domain proceeding. However, the Supreme Court would overturn an order by the New Hampshire PUC only if it is demonstrated that the New Hampshire PUC has made an error of law or, by a clear preponderance of the evidence, that a factual or policy determination by the New Hampshire PUC was contrary to law, unjust or unreasonable. The New Hampshire Supreme Court applies a presumption of reasonableness to factual determinations by the New Hampshire PUC.

      Certain Tax Considerations. If the City of Nashua acquires for cash in an eminent domain proceeding any of Pennichuck Water's assets, Pennichuck Water would be taxed as if it had willingly sold those assets to the City. Unless we are able to utilize a special nonrecognition provision discussed below, we would recognize gain for federal income tax purposes equal to the excess of the aggregate value Pennichuck Water receives for each asset less its adjusted cost basis in those assets. The aggregate adjusted tax basis of Pennichuck Water's assets is significantly less than the aggregate adjusted book value of those assets as reflected in our Consolidated Financial Statements appearing elsewhere in this Form 10-K Report. The difference exists primarily because the rate at which we depreciate Pennichuck Water assets for federal income tax purposes is greater than the depreciation rate that we use for financial reporting purposes. Therefore, if the New Hampshire PUC were to value our assets using a methodology that results in a value equal to or greater than our adjusted book value, for example, the taxable gain that we would recognize from such sale would likely be material to us. If we then distributed the cash proceeds from such sale to our shareholders, another tax would be triggered at the shareholder level, with individual shareholders generally being taxed at a rate of 15% on the portion of the cash received.

      It may be possible for Pennichuck Water to defer the recognition of gain for tax purposes on the deemed sale of the assets if within a certain time period it reinvests the amount received from the sale in property that is similar or related in service or use to the property acquired by the City of Nashua. The rules for replacing real property under these circumstances are less stringent than the rules for replacing personal property. To the extent that some of the assets subject to sale are determined under state and local law to be personal property and not real property, Pennichuck Water will be more limited in its options for locating suitable replacement property for these assets and, thus, less likely to defer any potential tax at the corporate level. There can be no assurance that Pennichuck Water would be successful in deferring a recognition of all or any of the taxable gain by reinvesting the proceeds in replacement property.

      This description of certain tax consequences of an eminent domain taking by the City does not purport to constitute tax advice to any holder of our common stock. Each shareholder is urged to consult his, her or its own

tax advisor as to the specific tax consequences of an eminent domain taking to the holder, including the application and effect of foreign, state and local income and other tax laws.

      City May Not Proceed with Acquisition. In an eminent domain scenario, the City would not be bound to proceed with the acquisition until ratified by a vote of two-thirds of the Nashua Board of Alderman. In addition, we expect that the City would need to incur debt financing to fund the purchase, depending on the size of the transaction. Consequently, even if the New Hampshire PUC authorizes the City to use eminent domain to acquire any or all of Pennichuck Water's assets, there is no assurance that the City will proceed with the acquisition.

      Our Opposition to Nashua's Efforts. Our board of directors and shareholders would not have the right to approve a forced sale of Pennichuck Water assets to the City in an eminent domain proceeding or the amount of damages that the City would have to pay to us as a consequence of such a taking. We have vigorously opposed the City's efforts to acquire any of Pennichuck Water's assets by eminent domain and intend to continue to do so, although we have publicly stated our desire to work with the City toward a fair and equitable solution. We contend, among other things, that an eminent domain taking by the City would not be in the public interest, as required by New Hampshire law. Our eminent domain related-expenses have been and are expected to continue to be significant. For 2005, those expenses, net of taxes, were approximately $1.4 million, or $.38 per share, compared to $721,000, or $.22 per share, for 2004. We expect that the total amount of our 2006 eminent domain related expenses will be in the range of $2.0 million pre-tax, or $1.2 million net of taxes.

      Possible Regional Water District. The City of Nashua has entered into an agreement with certain other municipalities in southern and central New Hampshire to form the Merrimack Valley Regional Water District. If the City should acquire any of Pennichuck Water's assets, then the City may elect to transfer such assets to the District. The District has the authority under New Hampshire law to issue bonds to fund a transfer of assets from the City, but the District does not have authority to take assets by eminent domain. We are unable to predict what weight, if any, the New Hampshire PUC will give to the District's existence in considering the merits of the City's eminent domain petition.

      Pittsfield Eminent Domain Actions. The Town of Pittsfield voted at its 2003 town meeting to acquire the assets of our Pittsfield subsidiary by eminent domain. In April 2003, the Town notified us in writing of the Town's desire to acquire the assets. We responded that we did not wish to sell the assets. Thereafter, no further action was taken by the Town until March 2005, when the Town again voted to take the assets of our Pittsfield subsidiary and also to appropriate $60,000 for the eminent domain process. On March 22, 2005, we received a letter from the Town reiterating the Town's desire to acquire the assets of our Pittsfield subsidiary. We do not have a basis to evaluate whether the Town will actively pursue the acquisition of our Pittsfield assets by eminent domain.

      Bedford Eminent Domain Actions. The Town of Bedford voted at its town meeting in March 2005 to take by eminent domain the Company's assets within Bedford for purposes of establishing a water utility, and by letter dated April 4, 2005 inquired whether the Company, and any relevant wholly owned subsidiary of the Company, is willing to sell its assets to Bedford. The Company responded by letter dated June 1, 2005, informing the Town that the Company does not wish to sell those assets located in Bedford that are owned by any of its subsidiaries. The Company has not received a response to its letter.

Item 1A. RISK FACTORS

      There are various risks involved in investing in the Company, some of which are described below. Investors should carefully consider each of the following factors and all of the other information in this annual report, including information that is incorporated in this annual report by reference.

Risks Related to Our Water Utilities

The City of Nashua's use of the power of eminent domain to acquire a significant portion of our water utility assets creates uncertainty and may result in material, adverse consequences for us and our shareholders.

      We are involved in ongoing proceedings with the City of Nashua regarding the City's desire to acquire all or a significant portion of the water utility assets of Pennichuck Water, our principal subsidiary. The City is pursuing such acquisition pursuant to its power of eminent domain under New Hampshire law. Whether the City will ultimately be permitted to acquire our assets and, if so, the compensation that the City would have to pay us for those assets are highly uncertain. Moreover, the City's eminent domain proceeding has involved, and will likely continue to involve, what has been and is likely to continue to be protracted proceedings before the New Hampshire PUC. Our board of directors and shareholders would not have the right to approve a forced sale of Pennichuck Water assets to the City in an eminent domain proceeding or the amount of damages that the City would have to pay to us as a consequence of such a taking. If the New Hampshire PUC authorizes the City to use eminent domain to acquire any or all of Pennichuck Water's assets, the City would not be bound to proceed with the acquisition, and could decide not to proceed.

      Given the highly integrated nature of our businesses, a forced sale of a significant portion of our water related assets may result in increased costs and operating inefficiencies borne by our remaining assets. Additionally, Service Corporation's ability to service its existing contracts, as well as pursue additional operating contracts, could be impaired. The existence of a pending eminent domain proceeding also could adversely affect Pennichuck Water's future prospects and result in the loss of one or more key employees.

      The Company may not have the opportunity to contract to operate for the City all or any portion of the Pennichuck Water system that the City may acquire in an eminent domain proceeding. According to the City's filings with the New Hampshire PUC, if the City acquires all or any portion of the Pennichuck Water system in an eminent domain proceeding, the City intends to enter into an Operation, Maintenance and Management Agreement with Veolia Water North America - Northeast LLC to operate that water system, although the City has indicated that it has not yet entered into a binding contract with Veolia. According to the City's filings, Veolia is a wholly owned subsidiary of Veolia Environment (which formerly was known as Vivendi Environnement).

Our vigorous opposition to the City of Nashua's efforts to acquire our assets by eminent domain has had, and will likely continue to have, a material adverse effect on our operating results and has been, and will continue to be, a significant distraction to our management.

      We have vigorously opposed the City of Nashua's efforts to acquire our assets by eminent domain and intend to continue to do so, although we have publicly stated our desire to work with the City toward a fair and equitable solution. Our eminent domain related expenses have been, and are expected to continue to be, significant. For 2005, those expenses, net of taxes, were approximately $1.4 million, or $.38 per share, compared to $721,000, or $.22 per share, for 2004. The City's eminent domain case now is in the discovery stage and is scheduled for hearing before the New Hampshire PUC in January 2007, and we expect that the total amount of our 2006 eminent domain related expenses will be in the range of $2.0 million pre-tax, or $1.2 million net of taxes.

      A substantial portion of our President and Chief Executive Officer's attention has been and will continue to be devoted to coordinating various aspects of our response to the City's eminent domain initiative. In addition, we expect that from time to time one or more other senior officers have participated and will participate significantly in various aspects of our response to the City's eminent domain efforts. We cannot assure you that management's

attention to the City's eminent domain initiative will not adversely affect their oversight of other aspects of our business.

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

The relatively large magnitude of the future rate relief that we expect to request in order to earn a return on our projected 2006 to 2009 capital expenditures may adversely affect our ability to obtain timely and adequate rate relief and therefore could adversely affect our ability to service the debt that we expect to incur to finance such projects.

      During the 2006 to 2009 period, our capital expenditures will be particularly large as we upgrade our water treatment plant to meet more stringent federally mandated water quality standards, undertake various water distribution, storage, supply, maintenance, rehabilitation and replacement projects and conduct a pilot project for a proposed radio-based meter reading system. Our estimated capital expenditures for our water utilities during the 2006 to 2009 period are expected to total $52.3 million in current dollars. By comparison, for the four year period 2002 to 2005, our capital expenditures were $35.5 million.

      Given the relatively large magnitude of our construction program, we expect that our future rate relief requests will be significant. We intend to submit one or more requests for rate relief in anticipation of significant components of our capital projects being placed into service. There can be no assurance that the New Hampshire PUC will approve future rate relief in a timely or sufficient manner to cover our investments and expenses during the 2006 to 2009 period. Our ability to service the debt that we expect to incur to finance our 2006 to 2009 construction program would be adversely affected if we were unable to obtain timely and adequate rate relief relating to the capital expenditures incurred during that program.

Our financial flexibility may be limited during the next several years, as our long-term debt and our ratio of total debt to total capitalization will likely increase significantly as a consequence of our intended funding of projected capital expenditures for the 2006 to 2009 period.

      We estimate that only 25% to 30% of our projected $52.3 million of capital expenditures during 2006-2009 will be financed from internal cash flow. We intend to finance the balance primarily through long-term indebtedness, augmented by $17.4 million of additional equity that we raised in a 2005 public offering of common stock. We expect to increase our long-term debt primarily by borrowing the proceeds of the $49.5 million of bonds issued in October 2005 through the New Hampshire Business Finance Authority. Our balance sheet at December 31, 2005 reflects the $12.1 million that we initially borrowed through the Business Finance Authority. We expect to meet the balance of our external funding needs by borrowing the remaining $37.4 million portion of the October 2005 bond offering which initially was placed in escrow for the sole benefit of bondholders and therefore not recorded as a liability at December 31, 2005. As we require funds over the 2006-2009 time frame, we intend to draw down funds from escrow and record the associated debt as a long-term liability.


      At December 31, 2005 our total common equity and total debt were $45.6 million and $41.4 million, respectively, resulting in a total debt to total capitalization ratio of 47.6%. We project that towards the end of our projected 2006-2009 capital expenditures program our total debt (net of mandatory and discretionary debt re-financings) will be in the range of $75 million and our total debt to total capitalization (net of cash balances, if any) will be in the range of 60%.

      The projected increase in our total debt and in our ratio of total debt to total capitalization may limit our ability to fund our operations, to pay dividends on our common stock, and to pursue acquisitions. These projected increases may also limit our ability to renew our revolving credit facility which we increased to $16 million in 2005 and which will expire on December 31, 2007, or otherwise adversely affect our access to long-term debt at reasonable costs and terms.

We may not be able to maintain our existing indebtedness or to incur additional indebtedness under our existing long-term and revolving debt facilities, if our future credit ratios do not satisfy the requirements under those facilities.

      Our ability to borrow any or all of the $37.4 million of proceeds available to be drawn under our October 2005 bond offering is subject to us satisfying certain financial ratios at the time of such borrowing (i.e., debt incurrence tests). Similarly, our ability to access funds under our revolving credit facility is subject to maintaining certain financial ratios (i.e., maintenance tests). These ratios limit the amount of long-term debt relative to net plant and the amount of total debt to total capitalization, and also specify minimum amounts of earnings and cash flow available to pay interest and fixed charges as a percentage of such interest and fixed charge amounts. We were in compliance with such tests as of December 31, 2005. Our ability to continue to satisfy these tests depends, among other factors, on receipt of timely and adequate rate relief.

      Should we be unable to borrow the remaining proceeds of the October 2005 bond offering described above, to borrow under our revolving credit facility or otherwise to access long-term debt at reasonable costs and terms, our ability to finance our 2006-2009 capital expenditures program on a timely basis could be materially impaired. In such event, we may need to seek other forms of capital at less favorable costs and terms or defer or reduce some of our capital expenditures. Any delay in implementing capital improvements could adversely affect our ability to request and receive rate relief from the New Hampshire PUC relating to capital expenditures incurred by us.


If we are unable to pay the principal and interest on our indebtedness as it comes due or we default under certain other provisions of our loan documents, our indebtedness could be accelerated and our operating results, financial condition and cash flows could be adversely affected.

      Our ability to pay the principal and interest on our indebtedness as it comes due will depend upon our current and future performance. Our performance is affected by many factors, some of which are beyond our control. We believe that our cash flow from operations and, if necessary, borrowings under our existing revolving credit facility, will be sufficient to enable us to make our debt payments as they become due. If, however, we do not generate sufficient cash, we may be required to refinance our obligations or sell additional equity, which may be on terms that are not favorable to us. No assurance can be given that any refinancing or sale of equity will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our failure to comply with certain provisions contained in our trust indentures and loan agreements relating to our outstanding indebtedness could lead to a default under these documents, which could result in an acceleration of our indebtedness.

We expect that all or substantially all of our then outstanding indebtedness would be accelerated if the City of Nashua were to acquire a significant portion of our assets; such acceleration could adversely affect our financial condition, operating results and cash flows.

      An eminent domain taking or temporary use by any governmental body of all or substantially all of the tangible property of Pennichuck Water used or useful in its business as a water company would result in a mandatory redemption of all of the tax-exempt bonds described above as well as our other bond indebtedness outstanding at December 31, 2005. We expect that any taking of Pennichuck Water's assets by the City of Nashua in the eminent domain matter now pending before the New Hampshire PUC would represent the taking of substantially all of Pennichuck Water's tangible property used or useful in its business as a water company and would therefore trigger mandatory redemption of those bonds. Similarly, our $16.0 million revolving credit facility with Bank of America provides that any indebtedness outstanding under the facility would be due upon the City of Nashua acquiring all or a material portion of Pennichuck Water's assets in an eminent domain proceeding. Also, no new borrowings would be permitted under such facility. Such an acceleration could adversely affect our financial condition and operating results if we are unable to repay such indebtedness at that time or to refinance the indebtedness on equally favorable terms and conditions or to incur new borrowings.

If we are unable to manage the construction phases of our 2006 to 2009 capital expenditure program successfully, so that we are unable to complete the upgrade of our water treatment plant on a timely basis, our operating results could be adversely affected and the total amount of capital expenditures may exceed our projected capital resources.

      Our significant projected capital expenditures for the 2006 to 2009 period result primarily from our need to upgrade our water treatment plant to meet federally mandated standards. The water treatment plant project will be constructed in stages. The initial stage began in the second half of 2005, and we expect that the project will be completed in early 2009. The cost of the entire water treatment plant project is currently estimated at approximately $38 million. The following are principal risks that we believe are associated with our water treatment plant construction project:

*

The price of steel, which is a significant portion of the overall cost of the water treatment plant project, may increase substantially from our current estimates, which risk we expect to bear under the terms of the construction contracts.

*	There may be cost overruns resulting from change orders or other factors not linked to the price of steel that we may have to bear under the terms of the construction contracts.

*	One or more significant contractors or subcontractors may encounter financial difficulties and be unable to complete their obligations under the construction contracts on a timely basis or at all.

*

Capital investment cannot be included in rate relief until the project is in service. Therefore, the timing of rate relief will be adversely affected if construction problems or other factors delay the operation of new plant components.

      If we are unable to successfully manage the construction phases of our 2006 to 2009 capital expenditure program, so that we are unable to complete the upgrade of our water treatment plant on time to comply with federal standards, our operating results could be adversely affected, and the total amount of capital expenditures during the period may exceed our projected capital resources. If mismanagement is determined to have resulted in cost overruns, then the New Hampshire PUC may not allow recovery for all of the costs associated with the project.

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

      Our revenues will decrease, and such decrease may be material, if a significant commercial or industrial customer terminates or materially reduces its use of our water. Approximately $3.9 million, or 18.6%, of our 2005 water utility revenues was derived from commercial and industrial customers. Our largest customer is an Anheuser Busch ("AB") bottling plant located in Merrimack, New Hampshire. On July 1, 2005, we renewed a contract with AB providing for a supply of up to 2.0 million gallons per day for a term of ten years. Our 2005 revenues from AB were approximately $835,000. If AB or any other large commercial or industrial customer reduces or ceases its consumption of our water, we may seek New Hampshire PUC approval to increase the rates of our remaining customers to recover any lost revenues. There can be no assurance, however, that the New Hampshire PUC would approve such a rate relief request, and even if it did approve such a request, it would not apply retroactively to the date of the reduction in consumption. The delay between such date and the effective date of the rate relief may be significant and adversely affect our operating results and cash flows.

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

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

      Our core service area, which accounted for 64% of our 2005 consolidated revenues, comprises Pennichuck Water's franchise in the City of Nashua, New Hampshire and portions of the surrounding towns of Amherst, Hollis and Merrimack. Our revenues and operating results are therefore subject to local regulatory, economic, demographic, competitive and weather conditions in that area. A change in any of these conditions could make it more costly or difficult for us to conduct our business. In addition, any such change would have a disproportionate effect on us, compared to water utility companies that do not have such a geographic concentration.

Weather conditions and overuse may interfere with our sources of water, demand for water services and our ability to supply water to our customers.

      We depend primarily on surface water from the Pennichuck Brook and, to a lesser extent, the Merrimack River in Nashua, New Hampshire to meet the present and future demands of our customers. Unexpected conditions may interfere with our water supply sources. Drought and overuse may limit the availability of surface water. These factors might adversely affect our ability to supply water in sufficient quantities to our customers and our revenues and operating results may be adversely affected. Additionally, cool and wet weather, as well as drought restrictions and our customers' conservation efforts, may reduce consumption demands, also adversely affecting our revenues and operating results. Furthermore, freezing weather may also contribute to water transmission interruptions caused by pipe and main breakage. If we experience an interruption in our water supply, it could have a material adverse effect on our operating results, financial condition and cash flows.

Contamination of our water supply may cause disruption in our services and adversely affect our operating results, financial condition and cash flows.

      Our water supply is subject to contamination from the migration of naturally occurring substances in groundwater and surface systems, as well as pollution resulting from man-made sources. In the event that our water supply is contaminated, we may have to interrupt the use of that water supply until we are able to substitute the flow of water from an uncontaminated water source through our interconnected transmission and distribution facilities. In addition, we may incur significant costs in order to treat the contaminated source through expansion of our current treatment facilities or development of new treatment methods. Our inability to substitute water supply from an uncontaminated water source, or to adequately treat the contaminated water source in a cost-effective or timely manner, may have an adverse effect on our operating results, financial condition and cash flows.

The necessity for increased security has and may continue to result in increased operating costs.

      In the wake of the September 11, 2001 terrorist attacks and the ensuing attention to threats to the nation's health and security, we have expended resources to increase security measures at our facilities and heighten employee awareness of threats to our water supply. We have also incurred expenses to tighten our security measures regarding the delivery and handling of certain chemicals used in our business. We will continue to bear


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

      Pennichuck Water owns eight dams, including four impounding dams which are situated on the Nashua and Merrimack border. A failure of any of those dams could result in injuries and property damage downstream for which we may be liable and which may adversely affect our financial condition, revenues and operating results. The failure of a dam would also adversely affect our ability to supply water in sufficient quantities to our customers and could adversely affect our financial condition, revenues, operating results and cash flows.

      We also are required from time to time to repair or upgrade the dams that we own. The cost of such repairs can be and has been material. In 2004, we incurred approximately $1 million to upgrade the spillways and earthen embankments of our Supply and Harris Pond dams.

      In January 2004, the New Hampshire DES issued a letter to Pennichuck Water setting forth certain deficiencies with regard to the Merrimack Village dam. At that time, Pennichuck Water obtained an extension of the time in which to complete the necessary repairs, and was considering whether to sell, demolish or repair the dam. The Company has not yet concluded its assessment regarding the future sale, demolition or repair of the dam. In the event that the Company decides to demolish the dam, it is estimated that the cost to complete the demolition will be between $150,000 and $200,000.

The success of our acquisition strategy depends significantly on the services of the members of our senior management team, and the departure of any of those persons could cause our operating results to suffer.

      The success of our acquisition strategy depends significantly on the continued individual and collective contributions of our senior management team. If we lose the services of any member of our senior management or are unable to hire and retain experienced management personnel, it could harm our operating results.

      We announced on March 20, 2006 that Donald L. Correll, our President and Chief Executive Officer, would be resigning effective in mid-April 2006 to become the President and Chief Executive Officer of a larger water company. Our Board of Directors has appointed Hannah M. McCarthy, who has been a director since 1994, to become interim Chief Executive Officer upon Mr. Correll's departure. The Board also established an executive search committee to seek a replacement for Mr. Correll as Chief Executive Officer. We do not know how long it will take us to recruit Mr. Correll's successor or whether the uncertainty regarding our management succession plan during the interim will adversely affect us.

Risks Related to Our Water Management Business

Our water management subsidiary's revenue growth depends on our ability to enter into new operating contracts and maintain our existing contracts with municipalities, communities and non-transient, non-community water systems.

      In our target market of southern and central New Hampshire and nearby portions of Maine, Massachusetts and Vermont, municipalities and communities own and operate the majority of water systems. A significant portion of Service Corporation's marketing and sales efforts is spent demonstrating the benefits of contract operations to elected officials and municipal authorities. Employee unions and certain "public interest" groups generally oppose the principle of outsourcing these services to companies like us and are active opponents in this process. The political environment means that decisions are made based on many factors, not just economic factors. There can be no assurance that we can maintain or expand our water management business.

Our water management subsidiary's business depends on trained, qualified employees.

      State regulations set the staff training, experience and staff qualification standards required for Service Corporation's employees to operate specific water facilities. We must recruit, retain and develop qualified employees, maintain training programs and support employee advancement. We must provide the proper management and operational staff of state-certified and qualified employees to support the operation of water facilities. Failure to do so could put us at risk, among other things, for operational errors at the facilities, which would have an adverse effect on our water management business.

Our water management subsidiary's business is subject to environmental and water quality risks.

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

Risks Related to Our Real Estate Activities

The cost of obtaining development permits and other land use approvals, as well as fluctuations in interest rates, construction costs and economic conditions prevailing in the Nashua/Merrimack area and the supply of investment capital for commercial real estate and related assets, could adversely affect the value of our undeveloped land.

      Primarily through our Southwood subsidiary, we own or control several parcels of developable land in Nashua and Merrimack, New Hampshire, comprising approximately 510 acres. During the next several years, we expect to pursue the permitting and other land use approvals necessary to realize some or all of the value of those parcels. We will undertake those efforts either alone or in concert with others. The value we realize for our undeveloped land will depend primarily on whether development permits and other land use approvals can be obtained in a timely, cost-effective manner. The process of obtaining such permits and approvals is inherently uncertain, lengthy and expensive. The value of our undeveloped land will also be affected by fluctuations in interest rates, construction costs and economic conditions prevailing in the Nashua/Merrimack area and the supply of investment capital for commercial real estate and related assets.

Write-offs related to real estate development decisions could adversely affect our operating results, and the disposition of a single significant real estate investment could increase fluctuations in our operating results and cash flows.

      A change in economic or other conditions may make certain development projects less viable, and we may decide to abandon or delay such projects. Our future operating results may be adversely affected by write-offs of costs that have been capitalized in connection with potential development projects that we subsequently determine not to pursue. The disposition of a single significant Southwood investment can affect our financial performance in any period, and therefore our real estate investment activities could increase (and have historically increased) fluctuations in our operating results and cash flows.

The cost of capital improvements to office space and low occupancy levels or rental rates for commercial office space could adversely affect our real estate development subsidiary's operating results.

      Southwood has a 50% ownership interest in three separate joint ventures owning commercial office buildings located in Merrimack, New Hampshire and a 50% interest in another nearby parcel of land that is approved for the construction of commercial office space. From time to time, a Southwood joint venture may


need to make significant capital improvements to its property in order to remain competitive. Such additional investment could adversely affect our return on a project. Any expiration, default or termination of a lease may adversely affect Southwood's revenues. A reduction in demand for the joint venture properties may cause us to continue to incur operating costs without offsetting income. The combined vacancy rate for the Southwood joint venture projects was approximately 22% as of March 1, 2006. Commercial building occupancies and rental rates typically decline in an economic downturn. Southwood's share of the net operating income (or loss, if any) from leases associated with those buildings could be adversely impacted by a downturn in the local economy and commercial real estate market.

Southwood's investment in one or more joint ventures may be jeopardized if the debt financing secured by the properties of those joint ventures cannot be refinanced or otherwise satisfied on acceptable terms.

      Southwood holds a 50% interest in four joint ventures, each of which owns land and three of which own a commercial office building, subject to a mortgage note with various financial institutions. The mortgage notes, totaling approximately $9.8 million, are not included in our consolidated balance sheets. Each of the notes is secured by the underlying real property. In addition, Southwood is contingently liable on one-half of the outstanding balance of two of the mortgage notes, and as such, it has issued a guarantee to the mortgagee for its share of the guaranteed indebtedness. Southwood's investment in one or more joint ventures may be jeopardized if the debt financing secured by the properties of those joint ventures cannot be refinanced or otherwise satisfied on acceptable terms.

Other Risks

When we become subject to SEC requirements under Section 404 of the Sarbanes-Oxley Act of 2002, if our internal control reports disclose significant deficiencies or material weaknesses, our shareholders and lenders could lose confidence in our financial reporting, which would likely harm the trading price of our stock, our access to additional capital, and our liquidity.

      We are not an "accelerated filer" under the federal securities laws, and therefore SEC requirements under Section 404 of the Sarbanes-Oxley Act of 2002 did not require us to and we did not prepare a management report on our internal control over financial reporting or obtain an attestation on that report from our auditors in connection with our most recent consolidated financial statements included with this annual report. Under current SEC regulations, because the value of our common stock held by non-affiliates did not exceed $75 million as of June 30, 2005, our annual report for the year ending December 31, 2005 was not required to include the internal control reports described above. If such value exceeds $75 million as of June 30, 2006, such internal control reports will be required for the fiscal year ending December 31, 2006. During the past several years, various accelerated filers, when first providing internal control reports, disclosed significant deficiencies or material weaknesses in their internal control over financial reporting. When we become subject to SEC requirements under Section 404, if our internal control reports disclose significant deficiencies or material weaknesses, our shareholders and lenders could lose confidence in our financial reporting, which would likely harm the trading price of our stock, our access to additional capital, and our liquidity.

There is a limited trading market for our common stock; you may not be able to resell your shares at or above the price you pay for them.

      Although our common stock is listed for trading on the Nasdaq National Market, the trading in our common stock has substantially less liquidity than many other companies quoted on the Nasdaq National Market. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common stock at any given time. This presence in turn depends on the individual decisions of investors and general economic and market conditions over which we have no control. As a consequence of the limited volume of trading in our common stock, a sale of a significant number of shares of our common stock in the open market could cause our stock price to decline.

We are subject to anti-takeover measures that may be used by existing management to discourage, delay or prevent changes of control that might benefit non-management shareholders.


      Classified Board of Directors. We have a classified board of directors, which means only one-third of the directors are elected each year. A classified board can make it harder for an acquirer to gain control by voting its candidates onto the board of directors and may also deter merger proposals and tender offers. At least two annual meetings of shareholders, instead of one, will generally be required to effect a change in a majority of the board.

      Authorized Shares. Our Articles of Incorporation authorize the issuance of 11,500,000 shares of common stock and 115,000 shares of preferred stock. The shares of common stock and preferred stock were authorized in an amount greater than intended to be issued to provide our board of directors with as much flexibility as possible to effect, among other transactions, financings, acquisitions, stock dividends, stock splits and employee stock option grants. However, these additional authorized shares may also be used by the board of directors to deter future attempts to gain control of us. The board of directors has sole authority to determine the terms of any one or more series of preferred stock, including voting rights, conversion rates and liquidation preferences. As a result of the ability to fix voting rights for a series of preferred stock, the board has the power to issue a series of preferred stock that would have the effect of discouraging or blocking a post-tender offer merger or other transaction by a third party.

      Shareholder Rights Plan. Our board of directors has adopted a shareholder rights plan. The rights plan is intended to improve the bargaining position of our board of directors in the event of an unsolicited offer to acquire our outstanding common stock. Under the terms of the rights plan, a preferred stock purchase right is attached to each share of our outstanding common stock that is currently outstanding or becomes outstanding before the rights become exercisable, are redeemed or expire. The rights will become exercisable only if an individual or group has acquired or obtained the right to acquire or announced a tender or exchange offer that if consummated would result in such individual or group acquiring beneficial ownership of 10% or more of our outstanding common stock. Upon the occurrence of a triggering event, the rights will entitle every holder of our common stock, other than the acquiror, to purchase our stock or stock of our successor on terms that would likely be economically dilutive to the acquiror. Our board of directors, however, has the power to amend the rights plan so that it does not apply to a particular acquisition proposal or to redeem the rights for a nominal value before they become exercisable. We believe these features will likely encourage an acquiror to negotiate with our board of directors before commencing a tender offer or to condition a tender offer on the board taking action to prevent the rights from becoming exercisable.

      Supermajority Shareholder Approval May be Required for Fundamental Transactions with an "Interested Shareholder." Our Articles of Incorporation require that certain fundamental transactions must be approved by the holders of two-thirds of each class of stock entitled to vote and two-thirds of the total number of shares entitled to vote, unless a majority of "disinterested directors" has approved the transaction and other specified conditions are satisfied, in which case the required shareholder approval will be the minimum approval required by applicable law. The transactions that are subject to this provision are various fundamental transactions between us and an "interested shareholder" or an affiliate of that shareholder. These transactions include certain sales or other dispositions of our assets, certain issuances of our capital stock, certain transactions involving our merger, consolidation, division, reorganization, dissolution, liquidation or winding up or certain amendments of our Articles of Incorporation or bylaws. We believe that the interested shareholder provision will likely encourage an acquiror to negotiate with the board of directors before commencing a tender offer.

Approval of the New Hampshire PUC would be required for any acquisition of us, and the New Hampshire PUC would consider factors other than what is in the best interest of our shareholders.

Our water utility subsidiaries are regulated by the New Hampshire PUC. The New Hampshire PUC takes the position that under New Hampshire law, water utility holding companies may not be acquired unless and until there is an order of the New Hampshire PUC approving the acquisition. In practice, companies acquiring water utility holding companies in New Hampshire have typically sought New Hampshire PUC approval as a condition of any transaction. The New Hampshire PUC may approve an acquisition only if it determines that the acquisition will not have an adverse effect on rates, terms, service or operation of the utilities and is lawful, proper and in the public interest.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable

Item 2. PROPERTIES

Office Buildings

      We own a building in Nashua which serves as an operations center and storage facility for our construction and maintenance activities. Except as noted in "Note 3- Debt" in the accompanying Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K Report, there are no mortgages or encumbrances on our properties.

Water Supply Facilities

      Our principal properties are located in Nashua, New Hampshire, with the exception of several source-of-supply land tracts which are located in the neighboring towns of Amherst, Merrimack and Hollis, New Hampshire. In addition, we own four impounding dams which are situated on the Nashua and Merrimack border.

The location and general character of our principal plant and other materially important physical properties are as follows:

1. Holt Pond, Bowers Pond, Harris Pond and Supply Pond and related impounding dams comprise the chief source of water supply in Nashua, New Hampshire.

2. An Infilco Degremont treatment plant using physical chemical removal of suspended solids and sand and carbon filtration with a rated capacity of 35 mgd, located in Nashua, New Hampshire.

      3.    A raw water intake and pumping facility located on the Merrimack River in Merrimack, New Hampshire. Pennichuck Water has a permit from the Army Corps of Engineers to withdraw up to 30 mgd of water from the Merrimack River at this intake. The existing pumps are capable of providing up to 16.2 mgd. This supplemental water supply provides an additional source of water during dry summer periods and will provide a long-term supply for Pennichuck Water's service area.

4. Approximately 672 acres of land located in Nashua and Merrimack which are owned and held for watershed and reservoir purposes.

      5.    Thirteen water storage reservoirs having a total storage capacity of 22.1 million gallons, six of which are located in Nashua, two in Amherst, one in Bedford, one in Derry, one in Litchfield, one in Pelham and one in Hollis, New Hampshire.

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

Water Distribution Facilities

The distribution facilities of the Company's regulated water companies consist of, among other assets, the following:

	Pennichuck	Pennichuck
	Water	East	Pittsfield

Transmission & distribution mains (in miles)	422	125	13
Services	24,978	4,925	640
Hydrants	2,342	467	67

Land Held for Future Development

      At December 31, 2005, the remaining portfolio of land held for future development aggregated approximately 512 acres. Titles to these properties are held in the name of either Pennichuck Corporation or Southwood Corporation, and are managed by Southwood. The portfolio is comprised of 10 separate parcels ranging in size from 10.5 acres to 102 acres. Three parcels, aggregating 92 acres, are located within the municipality of Nashua, New Hampshire, and the remaining 7 parcels, aggregating 420 acres, are located within the municipality of Merrimack, New Hampshire.

      The entire portfolio of land held for future development is classified under "current use" status, resulting in an assessment that is based on the property's actual use and not its highest or best use.

Item 3. LEGAL PROCEEDINGS

Municipalization Efforts

      On March 25, 2004, the City filed a petition with the New Hampshire Public Utilities Commission (the "New Hampshire PUC") under the New Hampshire utility municipalization statute, NHRSA Ch. 38, seeking to take by eminent domain all of the utility assets of the Company's three utility subsidiaries. Under NHRSA Ch. 38, if the New Hampshire PUC makes a finding that it is in the public interest to do so, a municipality may take the assets of a utility providing service in that municipality. The New Hampshire PUC is also charged with determining the amount of compensation for the assets that it finds is in the public interest for the municipality to take. On January 21, 2005, the New Hampshire PUC issued an order ruling, among other things, that (1) the City does not have the legal authority to pursue a taking of the assets of the two Pennichuck utility subsidiaries that provide no service in Nashua, Pennichuck East Utility, Inc. and Pittsfield Aqueduct Company, Inc. and (2) the City does have the legal authority to pursue a potential taking of all of the assets of Pennichuck Water Works, Inc., subject to a determination by the New Hampshire PUC as to what portion of those assets, if any, it is in the public interest for Nashua to take.

      Pursuant to an order issued by the New Hampshire PUC on October 1, 2004, the City filed written testimony on November 22, 2004 supporting its position that the proposed taking is in the public interest. The procedural schedule approved by the New Hampshire PUC provides for extensive discovery and the filing of additional written testimony by the parties, with a hearing on the issues of public interest and valuation currently scheduled for January 2007.

      If the City is successful in obtaining a determination by the New Hampshire PUC that it should be allowed to take some or all of Pennichuck Water's assets, the City is not required under NHRSA Ch. 38 to complete the taking and could ultimately choose not to proceed with the purchase of the assets. The Company cannot predict the ultimate outcome of these matters. It is possible that, if the acquisition efforts of the City are successful, the financial position of the Company would be materially impacted.


      Prior to the City's filing of its eminent domain case at the New Hampshire PUC, the Company filed a Petition for Declaratory Judgment in New Hampshire Superior Court seeking a determination that the City had waited too long to seek condemnation authority from the New Hampshire PUC after obtaining a public vote on November 26, 2002 regarding municipalization of water utility assets as well as a determination that NHRSA Ch. 38 was unconstitutional on a number of grounds and, later, that the New Hampshire PUC proceeding ultimately filed by the City exceeded the scope of the assets that were properly the subject of an attempted taking by the City under NHRSA Ch. 38. On September 1, 2004, the Superior Court ruled adversely to the Company on a number of these issues, deferred to the New Hampshire PUC with regard to the issue relating to the scope of the assets that the City could seek to acquire, and determined that one of the constitutional claims raised by the Company should be addressed only after the proceeding at the New Hampshire PUC had concluded. On October 22, 2004, the Company filed an appeal with the New Hampshire Supreme Court on a number of its claims, and on November 16, 2005 the court issued a ruling upholding the decision of the Superior Court.

      In addition to its efforts to obtain declaratory relief, the Company also brought suit against the City in New Hampshire Superior Court to obtain monetary damages that the Company believes resulted from the City's efforts to acquire some or all of the assets of the Company. The City removed the case to United States District Court for the District of New Hampshire and then sought to have the case dismissed in its entirety. On September 13, 2004, the District Court dismissed the Company's federal law claims without prejudice on the basis that the Company had not yet exhausted its available state law remedies and remanded the case to New Hampshire Superior Court for consideration of the Company's state law claims. On December 1, 2004, the Superior Court dismissed the remainder of the case without prejudice on the basis that the claim for damages was premature and giving the Company the right to refile the case at a later date depending on the outcome of the proceeding before the New Hampshire PUC.

Please see Item 1 for a discussion of the background of the proceeding, the issues and uncertainties associated with the proceeding, and the possible outcomes of the proceeding.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this Form 10-K Report, no matters were submitted to a vote of security holders.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Our common stock is listed on the Nasdaq National Market and trades under the symbol "PNNW." On March 22, 2006, there were approximately 624 holders of record of the 4,193,986 shares of our common stock outstanding. The closing price per share of our common stock on March 22, 2006 was $24.95. The following table sets forth the comparative market prices per share of our common stock based on the high and low closing sale prices as reported on the Nasdaq National Market during the applicable periods and the dividends declared by the Company during those periods.

			Dividends
Period	High	Low	Declared

2005

Fourth Quarter	$21.80	$19.20	$.16500
Third Quarter	21.92	19.25	16500
Second Quarter	20.96	18.40	.16500
First Quarter	20.10	18.60	.16125

2004

Fourth Quarter	$20.63	$17.99	$.16125
Third Quarter	20.25	18.08	.16125
Second Quarter	21.56	18.64	.16125
First Quarter	22.34	20.92	.16125

      On May 3, 2005, we announced that our Board of Directors had approved a 2.3 percent cash dividend increase above our March 1, 2005 quarterly cash dividend payment and had also approved a stock split effected in the form of a 33 1/3 percent stock distribution. Our quarterly dividend increased to $.22 per share from $.215 per share ($.88 per share versus $.86 on an annualized basis) on the pre-split shares. The new quarterly cash dividend rate is $.165 per share on the increased number of shares resulting from the stock distribution, or $.66 per share annualized. Both the initial increased dividend and stock distribution were paid along with our dividend payment on June 1, 2005 to shareholders of record on May 18, 2005. Historical stock information presented in this Form 10-K Report has been adjusted to reflect that June 1, 2005 stock distribution.

      We expect to continue to pay comparable cash dividends in the future, subject to the terms of our debt agreements. Certain covenants in Pennichuck Water's and Pennichuck East's loan agreements as well as our Bank of America revolving credit loan agreement effectively restrict our ability to upstream common dividends from Pennichuck Water and Pennichuck East as well as to pay common dividends to our shareholders.

      Several of Pennichuck Water's loan agreements contain a covenant that requires Pennichuck Water to maintain a minimum net worth of $4.5 million. At December 31, 2005, Pennichuck Water's net worth was $36.9 million. One of Pennichuck East's loan agreements contains a covenant that requires Pennichuck East to maintain a minimum net worth of $1.5 million. At December 31, 2005, Pennichuck East's net worth was $4.6 million. Additionally, our Bank of America revolving credit loan agreement contains a covenant that requires we maintain a minimum consolidated tangible net worth of $42.5 million. At December 31, 2005, our consolidated net worth was $45.6 million. We are in active discussions with Bank of America to amend the agreement to lower the minimum consolidated net worth requirement.

See Note 3 of the accompanying Notes to Consolidated Financial Statements for further discussion regarding these and other debt covenants.

Item 6. SELECTED FINANCIAL DATA

      We have derived the selected historical financial data as of and for each of the years ended December 31, 2005, 2004 and 2003, from our audited financial statements and related notes. You should read the information below in conjunction with our historical financial statements and related notes and our "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in this Form 10-K Report. Stock information has been adjusted to reflect the four-for-three stock splits effected June 1, 2005 and December 3, 2001.

	For the Year Ended December 31,

	2005	2004	2003	2002		2001

	(In thousands, except share and per share data)

Income Statement:
Operating revenues
Water utility operations	$21,551	$19,601	$18,680	$18,830		$17,412
Water management services	2,051	1,932	1,702	1,459		958
Real estate operations	114	1,242	532	2,606		3,860
Other	56	55	57	45		228

Total operating revenues	23,772	22,830	20,971	22,940		22,458

Operating expenses
Water utility operations	16,747	15,130	14,567	12,785		12,409
Water management services	1,976	1,369	1,522	1,239		881
Real estate operations	218	282	104	1,750		912

Total operating expenses	18,941	16,781	16,193	15,774		14,202

Operating income	4,831	6,049	4,778	7,166		8,256
Eminent domain expenses	(2,391)	(1,202)	(235)	-		-
Merger and other expenses	-	(162)	(879)	(1,946)		-
Net earnings (loss) from
investments accounted for under
the equity method	15	195	417	482		296
Other income	41	31	56	65		221
Interest expense	(1,731)	(1,952)	(1,969)	(1,978)		(1,981)

Income before income taxes	765	2,959	2,168	3,789		6,792
Provision for income taxes	(291)	(1,140)	(888)	(1,450)		(2,657)
Minority interest	3	1	(33)	2		(523)

Net income	$477	$1,820	$1,247	$2,341		$3,612

Earnings per common share
(diluted)	$0.13	$0.57	$0.39	$0.73	(1)	$1.13	(1)

Weighted average shares
outstanding (diluted)	3,709,962	3,211,487	3,197,597	3,215,708		3,200,117
Cash dividends declared per
common share	$0.66	$0.65	$0.63	$0.61	(2)	$0.57

	As of December 31,

	2005	2004	2003	2002	2001

	(In thousands)

Balance Sheet:
Utility plant and equipment, at
original cost less accumulated
depreciation.	$102,093	$90,886	$85,727	$79,672	$73,960
Total assets	133,586	102,127	97,210	90,982	87,840
Line of credit	-	3,800	2,000	-	-
Current portion of long term debt	118	9,889	368	354	348
Long-term debt including current
portion	41,456	26,835	27,247	27,214	27,420
Shareholders' equity	45,636	30,151	30,172	30,433	30,724
Total capitalization including line
of credit	87,092	60,786	59,419	57,647	58,144

(1)	Includes $0.49 and $0.50 per share effect of sales of real estate for $2.6 million and $2.7 million in 2002 and 2001, respectively

(2)	Includes a one-time special dividend of $0.02475 per share that we declared in 2003 in connection with the Aqua America merger agreement that we terminated in February 2003.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

      We are a non-operating holding company whose income is derived from the earnings of our five wholly owned subsidiaries. We are engaged primarily in the collection, storage, treatment and distribution of potable water for domestic, industrial, commercial and fire protection service in southern and central New Hampshire through our three utility subsidiaries: Pennichuck Water, Pennichuck East and Pittsfield. Our water utility revenues constituted 91% of our consolidated revenues in 2005. Pennichuck Water, our principal subsidiary which was established in 1852, accounted for 73% of our 2005 consolidated revenues. Pennichuck Water's franchise area presently includes the City of Nashua, New Hampshire and 10 surrounding municipalities.

      Our water subsidiaries are regulated by the New Hampshire Public Utilities Commission ("New Hampshire PUC") and must obtain New Hampshire PUC approval to increase their water rates to recover increases in operating expenses and to obtain the opportunity to earn a return on investments in plant and equipment. New Hampshire law provides that utilities are entitled to charge rates which permit them to earn a reasonable return on the cost of the property employed in serving its customers, less accrued depreciation, contributed capital and deferred income taxes ("Rate Base"). The cost of capital permanently employed by a utility in its utility business marks the minimum rate of return which a utility is lawfully entitled to earn on its Rate Base. Capital expenditures associated with complying with federal and state water quality standards have historically been recognized and approved by the New Hampshire PUC for inclusion in our water rates, though there can be no assurance that the New Hampshire PUC will approve future rate increases in a timely or sufficient manner to cover our capital expenditures.

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

As you read Management's Discussion and Analysis, please refer to our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements in Item 8 of this report.

Forward-Looking Statements

      Certain statements in this Management's Discussion and Analysis are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are made based upon, among other things, our current assumptions, expectations and beliefs concerning future developments and their potential effect on us. These forward-looking statements involve risks, uncertainties and other factors, many of which are outside our control, that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. In some cases you can identify forward-looking statements where statements are preceded by, followed by, or include the words "in the future," "believes," "expects," "anticipates," "plans" or similar expressions, or the negative thereof.


      Forward-looking statements involve risks and uncertainties, and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Such factors include, among other things, whether eminent domain proceedings are successful against some or all of our water utility assets, the success of applications for rate relief, changes in governmental regulations, changes in the economic and business environment that may impact demand for our water and real estate products, changes in capital requirements that may affect our level of capital expenditures, changes in business strategy or plans and fluctuations in weather conditions that impact water consumption. These risks and others are described elsewhere in this report, including particularly under the caption "Risk Factors." We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Events Significantly Affecting Our Earnings During Recent Years

Overview. Our earnings during the five year period ended December 31, 2005 were significantly affected by the following events that occurred during one or more years of that period:

*	Sales of land by Southwood, which were especially significant in 2001, 2002 and 2004;

*	Expenses related to the merger agreement that we entered into in April 2002 with Aqua America Inc. (formerly known as Philadelphia Suburban Corporation) and terminated in February 2003;

*

Our actions to oppose ongoing efforts by the City of Nashua, New Hampshire that began in 2002 to acquire all or a significant portion of Pennichuck Water's assets through an eminent domain proceeding under New Hampshire utility law; and

*

Defense and settlement costs related to parallel investigations by the U.S. Securities and Exchange Commission (the "SEC") and the New Hampshire Bureau of Securities Regulation (the "Bureau") that were conducted primarily in 2003 and settled in December 2004.

      Southwood Real Estate-Related Revenues. Our revenues and earnings were positively affected by sales of Southwood land during four of the past five years. The following table sets forth the amount of revenues that we recognized during each year in the 2001 to 2005 period attributable to those land sales and the percentage that those revenues represented of our total revenues during each of those years.

		% of
	Southwood	Consolidated
Year	Land Sales	Revenues

2001	$2,677,000	11.8%
2002	2,595,000	11.1%
2003	532,000	2.5%
2004	1,224,000	5.3%
2005	-	0.0%

We expect that Southwood's revenues from land sales will constitute a relatively minor percentage of our future consolidated revenues.

      Terminated Merger Agreement. We entered into an agreement in April 2002 to be acquired in a merger with Aqua America Inc. In February 2003, before the merger was submitted to our shareholders, we agreed with Aqua America to abandon the proposed transaction, because of actions taken by the City of Nashua, summarized below, to attempt to acquire all or a significant portion of Pennichuck Water's assets by eminent domain. We incurred $1.9 million and $231,000 of merger-related expenses that we recognized in 2003 and 2002, respectively.


      City of Nashua's Ongoing Eminent Domain Proceeding. The City of Nashua's Mayor stated his opposition to our proposed merger with Aqua America almost immediately after we announced it. In January 2003, Nashua residents approved a referendum authorizing the City to pursue the acquisition of our assets by eminent domain or otherwise. In March 2004, as part of the eminent domain process, the City filed a petition with the New Hampshire PUC seeking approval to acquire all of our water utility assets, whether or not related to our Nashua service area. The eminent domain proceeding and potential consequences for us are described elsewhere in this Form 10-K Report.

      We have vigorously opposed the efforts of the City to acquire our assets by eminent domain and intend to continue to do so, although we have publicly stated our desire to work with the City toward a fair and equitable solution. The New Hampshire PUC has set a schedule for the eminent domain proceeding which, if not further revised, would result in a hearing on the merits of the City's petition being held in January 2007. The staff of the New Hampshire PUC is scheduled to file testimony on April 13, 2006 addressing, among other things, whether a taking of Pennichuck Water's assets by eminent domain would be in the public interest. Our eminent domain related expenses in 2003, 2004 and 2005 were $235,000, $1.2 million and $2.4 million, respectively. We expect our 2006 eminent domain expenses to be in the range of $2.0 million.

      SEC and New Hampshire Investigations and Settlement. We and our former President and Chief Executive Officer, who resigned in April 2003, were the subject of parallel investigations by the SEC and the New Hampshire Bureau of Securities Regulation ("the Bureau") that began in early 2003 and late 2002, respectively. As we previously disclosed, the SEC and the Bureau alleged that some of our public disclosures regarding various joint venture transactions in the mid to late-1990s were materially false or misleading in several respects, and the Bureau contended that we exercised insufficient oversight of Southwood's joint ventures, allegedly evidenced by our failing to obtain or to keep adequate records, failing to obtain formal appraisals of the land we contributed to the joint ventures, and failing to consider or investigate real estate development alternatives since the early 1990s.

      Effective December 16, 2004, the SEC and the Bureau entered into settlements with the former President and us. The former President paid the State of New Hampshire an administrative fine of $50,000 and investigation costs of $60,000. In addition, under the terms of the New Hampshire settlement our shareholders as of March 31, 2003 received a payment totaling $280,000 as of March 1, 2005. The former President was financially responsible for $160,000 of that amount and we were responsible for the balance. Our investigation-related expenses were $498,000 in 2003, $162,000 in 2004, and $30,000 in 2005.

Recent Developments

      Settlement of Pennichuck Water Rate Relief. Pennichuck Water's rates in effect at the beginning of 2005 were based on a September 2004 New Hampshire PUC order authorizing an interim annualized increase of $1.3 million effective retroactively for service rendered on and after June 1, 2004. In March 2005, we reached a settlement with the New Hampshire PUC staff on our requested rate relief for Pennichuck Water. In April, 2005 the New Hampshire PUC issued a final written decision authorizing a final annualized increase of $1.7 million, also effective as of June 1, 2004. The settlement agreement did not stipulate the overall rate of return or the approved Rate Base.

      Settlement of Pennichuck East Rate Relief. Pennichuck East's rates in effect during 2005 were based on a September 2005 New Hampshire PUC order authorizing a 9.0% interim rate increase effective retroactively for services rendered on and after June 16, 2005. In December 2005 we reached a settlement with the New Hampshire PUC staff on our requested rate relief for Pennichuck East. In late February 2006 the New Hampshire PUC issued a final written decision authorizing a final annualized increase of $760,000, also effective as of June 16, 2005. The settlement did not stipulate the overall rate of return or the approved Rate Base. Pennichuck East had not filed for rate relief since our 1998 acquisition of the utility.

      Proposed Pennichuck Water Rate Relief Filing. Pennichuck Water is planning to file a new request for rate relief by mid-2006 primarily to recover a portion of its costs incurred for its water treatment plant upgrade project. We do not expect a final decision on this request until early 2007.


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

      Other Debt Financings. In January 2005, we issued $6.6 million of long-term, fixed rate tax-exempt debt, with $3 million representing new funds and the balance utilized to optionally redeem a like amount of higher cost tax- exempt debt. In March 2005, we issued $5.0 million of 5-year taxable debt to an insurance company pursuant to a private placement transaction. A portion of the proceeds ($1.5 million) represented new funds and the balance ($3.5 million) was utilized to fund the maturity of a like amount of higher cost taxable debt.

      Effective April 8, 2005, we extended the maturity date for our existing $4.5 million loan from Bank of America to the Company and Pennichuck East, as co-borrowers, to December 31, 2009. The loan agreement, as extended, contains covenants substantially similar to the Company's new revolving credit facility as described above. We also entered into an interest rate swap transaction of same tenor with Bank of America effectively converting the loan to a fixed rate.

      Common Equity Offering. On July 1, 2005, the Company completed a public offering of its common stock. In connection with the equity offering, the Company issued a total of 959,000 additional shares of common stock (including the exercise of the underwriters' over-allotment options) at a price to the public of $19.50 per share. The net proceeds from the offering totaled approximately $17.4 million. From the net proceeds of its common stock offering, the Company paid down its line of credit balance of approximately $6.6 million. The remaining balance totaling roughly $10.8 million was invested in short-term securities with maturities ranging through May 18, 2006. These funds have been and will continue to be used primarily to fund utility capital expenditures and for other general corporate purposes.

      Tax-Exempt Bond Financing. On October 20, 2005, Pennichuck Water issued an aggregate of $49,485,000 of long-term tax-exempt bonds through the Business Finance Authority (the "Authority") of the State of New Hampshire, consisting of three separate series of bonds (A through C) with coupon rates ranging from 4.7% to 5.0% and a maturity date of October 1, 2035. On the date of issuance of the bonds, the Authority loaned the proceeds of the Series A bonds (totaling $12,125,000) to Pennichuck Water to finance upgrades to its water facilities. The proceeds of the Series B and the Series C bonds totaling $17,865,000 and $19,495,000, respectively, were deposited in escrow on the date of issuance which, upon request by Pennichuck Water on October 2, 2006 and October 1, 2007, respectively (or such other dates as Pennichuck Water may request), the proceeds of the Series B bonds or the Series C bonds, as applicable, will be loaned to Pennichuck Water to finance the project.


      Acquisitions. In January 2005, we entered into an agreement to acquire three water systems with approximately 1,100 total customers in the Lakes Region and central part of New Hampshire: the Locke Lake water system in Barnstead, the Birch Hill water system in Conway and the Sunrise Estates water system in Middleton, New Hampshire. The acquisition is our largest since 1998. In January 2006 we entered into a settlement agreement with the New Hampshire PUC Staff and the Office of Consumer Advocate on the principal terms of these acquisitions. On February 2, 2006 the New Hampshire PUC conducted a public hearing on the settlement agreement. On March 24, 2006 the New Hampshire PUC rendered a final written decision enabling us to proceed to close the acquisition in the second quarter of 2006.

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

      We did not defer the costs associated with the terminated merger agreement with Aqua America, the City of Nashua's ongoing eminent domain proceeding or the SEC and Bureau regulatory investigations and settlements.

      Revenue Recognition. The revenues of our water utility subsidiaries are based on authorized rates approved by the New Hampshire PUC. Estimates of water utility revenues for water delivered to customers but not yet billed are accrued at the end of each accounting period. We read our residential customer meters generally on a quarterly basis and record revenues based on meter reading results. Unbilled revenues from the last meter-reading date to the end of the accounting period are estimated based on historical usage patterns and the effective water rates. The estimate of the unbilled revenue is a management estimate utilizing certain sets of assumptions and conditions. Actual results could differ from those estimates. Accrued unbilled revenues recorded in the accompanying consolidated balance sheets as of December 31, 2005 and 2004 were approximately $2.4 million and $1.8 million, respectively.

Our non-utility revenues are recognized when services are rendered or when water is delivered. Revenues are based, for the most part, on long-term contractual rates.


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

      As further described in Note 6 to the accompanying consolidated financial statements, we revised the discount rate effective at December 31, 2005 to 5.50% from 5.75% in 2004 to reflect market conditions. In determining pension obligation and expense amounts, this and other assumptions may change from period to period, and such changes could result in material changes to recorded pension and PBOP costs and funding requirements. Further, the value of our pension plan assets, which partially consist of equity investments, were adversely affected by significant declines in the financial markets from 2000 through 2002, which more than offset positive investment performance during 2003 through 2005. Fluctuations in market returns may result in increased or decreased pension expense in future periods. These conditions impacted the funded status of our pension plan at both December 31, 2005 and 2004, and therefore, will also impact pension expense for 2006.

      Our pension plan currently meets the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Although we are not required to make contributions to the plan, we anticipate that we will contribute approximately $310,000 to the plan within its 2006 plan year.

Results of Operations-General

      In this section, we discuss our 2005, 2004 and 2003 results of operations and the factors affecting them. Our operating activities, as discussed in greater detail in Note 12 to the Notes to Consolidated Financial Statements, are grouped into three primary business segments as follows:

*	Water utility operations,

*	Water management services, and

*	Real estate development and investment.

      Our consolidated revenues tend to be significantly affected by weather conditions experienced throughout the year and in past years have been significantly affected by sales of major real estate parcels which occurred from time to time. Water revenues are typically at their lowest point during the first and fourth quarters of the calendar year. Water revenues in the second and third quarters tend to be greater because of increased water consumption for non-essential usage by our customers during the late spring and summer months.

Results of Operations-2005 Compared to 2004

      Overview. For the year ended December 31, 2005, our consolidated net income was $477,000, compared to net income of $1.8 million in 2004. On a per share basis, basic income per share for 2005 was $.13 as compared to $.57 per share for 2004. The results of operations for the year ended December 31, 2005 were adversely impacted by a significant increase in legal, consulting and other costs relating to the City of Nashua's ongoing eminent domain efforts.

      Our eminent domain related expenses, net of taxes, were approximately $1.4 million, or $.38 per share in 2005, compared to $721,000, or $.22 per share in 2004. Excluding the effect of the eminent domain expenses in


2005 and 2004, our consolidated net income was $1.9 million, or $.51 per share and $2.5 million, or $.79 per share, respectively. We believe that a presentation of net income excluding these expenses is useful to investors because it is indicative of our financial performance in the ordinary course of business. We use net income excluding these expenses to evaluate our financial performance because we expect that the financial impact of these expenses has become or, in the relatively near term, will become insignificant. We expect that the financial impact of expenses related to the eminent domain proceeding will cease within the next two to three years. The material limitation associated with using this measure is that it does not include all of the expenses required to be included by generally accepted accounting principles. We compensate for this limitation when using this measure by comparing it directly to net income calculated according to generally accepted accounting principles.

      Our consolidated revenues for the year ended December 31, 2005 were $23.8 million compared to $23.0 million in 2004. The combined revenues of the Company's three utilities increased to $21.6 million, or an increase of 9.9% from 2004. The utilities' combined operating income increased to $4.8 million in 2005, a 7.5% increase over 2004. The increase in the company's combined revenues was primarily attributable to the following:

*	a permanent rate increase approved by the New Hampshire PUC of 11.8% implemented by Pennichuck Water in April 2005 for service rendered on and after June 1, 2004;

*	a temporary rate increase of 9.0% approved by the New Hampshire PUC and implemented by Pennichuck East in September 2005; and

*	a 2.4% increase in the combined utility customer base for the year.

      Water Utility Operations. Our water utility operations include the activities of Pennichuck Water, Pennichuck East and Pittsfield, each of which is regulated by the New Hampshire PUC. On a combined basis, net income of our three utilities in calendar year 2005 was approximately $1.8 million, an increase of $263,000 from 2004 principally due to the rate relief received by two of the utility subsidiaries from the New Hampshire PUC in 2005 as well as modest growth in our utility customer base as discussed below.

      Our utility operating revenues increased to $21.6 million in 2005, or almost 10% from 2004. For 2005, approximately 80%, 18% and 2% of our total utility operating revenues were generated by Pennichuck Water, Pennichuck East and Pittsfield, respectively, as shown in the following table.

	2005	2004	Change

Pennichuck Water	$17,270,000	$15,992,000	$1,278,000
Pennichuck East	3,811,000	3,136,000	675,000
Pittsfield	469,000	473,000	(4,000)

Total	$21,550,000	$19,601,000	$1,949,000

      The overall increase in water revenues reflects the rate relief granted to Pennichuck Water and Pennichuck East during 2005 as well as a 2.4% increase in the combined utility customer base during the year, resulting in a total combined customer base of approximately 30,500 as of December 31, 2005. Overall billed consumption of our three utilities was relatively flat during 2005 as compared to 2004. Total billed consumption in Pennichuck Water's system as well as within our Pittsfield system was slightly lower than consumption levels during 2004. Total billed consumption in Pennichuck East was approximately 7.8% greater than 2004. Total rainfall during 2005 was nearly 58 inches compared to almost 42 inches of rain during 2004.

      In May 2003, Pittsfield filed a Notice of Intent to File for Rate Relief in which it sought an increase in its annual revenues. That rate case was concluded in December 2003, and in January 2004 the New Hampshire PUC granted an increase of 17.7%, representing additional annual revenues of approximately $73,000. This rate relief was effective for water bills rendered on and after January 1, 2004. The positive effect of this rate relief was partially offset by lower consumption due to a wetter than normal summer.


      On May 28, 2004, Pennichuck Water filed a Petition for Rate Relief with the New Hampshire PUC seeking an overall increase in its rates which would have resulted in approximately $2.3 million of additional annual revenues. On September 30, 2004, the New Hampshire PUC granted Pennichuck Water temporary rate relief of 8.9%, or approximately $1.3 million in annual water revenues, effective for service rendered on or after June 1, 2004. In March 2005, we reached a settlement with the New Hampshire PUC staff on our requested rate relief for Pennichuck Water that we filed in May 2004. The rate case was concluded in April 2005 and in May 2005 the New Hampshire PUC granted an increase of 13.39% representing additional revenues of approximately $1.7 million. This rate relief was effective for water bills rendered on and after June 1, 2004.

For the year ended December 31, 2005, utility operating expenses increased by $1.6 million, or 10.7%, to $16.7 million as shown in the table below.

	2005	2004	Change

Operations & maintenance	$11,625,000	$9,949,000	$1,676,000
Depreciation & amortization	2,960,000	3,062,000	(102,000)
Taxes other than income taxes	2,162,000	2,119,000	43,000

Total	$16,747,000	$15,130,000	$1,617,000

The operations and maintenance expenses of our water utility business include such categories as:

*	water supply, treatment, purification and pumping,

*	transmission and distribution system functions, including repairs and maintenance and meter reading, and

*	customer service and general and administrative functions.

The combined increase in our utilities' operating expenses over 2004 was chiefly the result of the following:

*	approximately $433,000 of increased purification and treatment costs in our core Pennichuck Water system, reflecting higher purchased water, power, chemical and labor costs;

*

approximately $384,000 of additional costs in allocated intercompany charges due to a change in the methodology that the Company used to allocate the cost of resources provided by the Company and Pennichuck Water, as previously approved by the New Hampshire PUC; and

*	$808,000 of increased general and administrative costs primarily relating to costs for employee benefits, property and casualty insurance and administrative salaries.

      These increased costs are expected to be embedded in our utilities' future cost of providing water service. As such, our utilities will continue to seek future rate relief to recover these increasing costs.

For calendar year 2005, 89%, 10% and 1% of the combined utilities' operating income was provided by Pennichuck Water, Pennichuck East and Pittsfield, respectively, compared to 87%, 10% and 3% in 2004.

      Water Management Services. The following table provides a breakdown of revenues from our non-regulated, water-related water management services operations for the years ended December 31, 2005 and 2004.

	2005	2004	Change

Municipal contracts	$1,303,000	$1,234,000	$69,000
Community system contracts	341,000	339,000	2,000
Watertight program	240,000	223,000	17,000
Miscellaneous	167,000	136,000	31,000

Total	$2,051,000	$1,932,000	$119,000

      The $69,000 increase in contract revenues from municipal contracts primarily resulted from an increase in unplanned work performed for the Town of Hudson, New Hampshire. The combined base annual fees under the Service Corporation's municipal contracts with the Town of Hudson and the Town of Salisbury represent approximately $807,000 and $786,000 for the years ended December 31, 2005 and 2004, respectively, with the balance of $496,000 and $448,000 representing fees earned for services performed in addition to the base scope of services for 2005 and 2004, respectively.

      Contract revenues from community system contracts for 2005 were $341,000, representing 85 operating contracts at the end of 2005 compared to 77 such contracts at the end of 2004. For 2005 and 2004, Service Corporation revenues included $240,000 and $223,000, respectively, for fees earned under its Watertight program. This program provides maintenance service to residential customers for a fixed annual fee. At the end of 2005, approximately 3,800 customers were enrolled in this program, which was a slight increase from 2004.

      Expenses associated with our contract operations were $1.8 million and $1.4 million for 2005 and 2004, respectively, comprised primarily of direct costs for servicing our various operating contracts and allocated intercompany charges for general and administrative support for contract operations. The $400,000, or 29%, increase in expenses from 2004 to 2005 resulted principally from an increase of $163,000 in marketing expenses, $56,000 for additional work performed for the Town of Hudson, $52,000 for certain expenses that were previously recorded in the water utilities, $59,000 in allocated intercompany charges due to a change in the methodology that we used to allocate to Service Corporation the cost of the resources provided by the Company and Pennichuck Water, $22,000 for non-community water systems planned maintenance, which is attributable to an additional 8 systems acquired in 2005, $26,000 for insurance expense and $15,000 for Town of Salisbury planned maintenance.

      Real Estate Development and Investment. For the year ended December 31, 2005, Southwood's revenues were $128,000 compared to $1.4 million in 2004. In the table below, we show the major components of Southwood's revenues during 2005 and 2004.

	2005	2004

Land sales:
Folsom Property	$-	$1,224,000
Westwood Park LLC	(11,000)	(6,000)
Other	206,000	80,000

	195,000	1,298,000
Income (loss) from unconsolidated equity investments	(67,000)	139,000

Total	$128,000	$1,437,000

      The decrease in our real estate revenues resulted principally from the sale of an approximately 67 acre parcel of unimproved land located in Merrimack, New Hampshire in 2004. In January 2003, Southwood sold this land to the Folsom Development Corporation for approximately $1.5 million. Under the terms of that sale, Southwood received approximately $257,000 in cash and a long-term note receivable of $1.2 million. The note, which was set to mature in October 2005, carried a floating interest rate of prime plus 1.5% and was secured by a first mortgage on the property. The note was fully paid during the fourth quarter of 2004, resulting in recognition of the

remaining gain of $1.2 million in accordance with the requirements established under Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate."

      At December 31, 2005 and 2004, Southwood had a 50% ownership interest in four joint ventures organized as limited liability companies, as discussed in greater detail under "-Off Balance Sheet Arrangements" and also under Note 4 in the Notes to Consolidated Financial Statements. The remaining 50% ownership interest in each joint venture is held primarily by John P. Stabile II, a local developer, with whom Southwood has also participated in four residential joint ventures during the past 10 years. Southwood uses the equity method of accounting for its investments in the joint ventures. Consequently, Southwood's investment is adjusted for its share of earnings or losses and for any distributions received from the joint venture. For the year ended December 31, 2005, Southwood's share of pre-tax earnings and distributions from these joint ventures was approximately $15,000 and $250,000, respectively, compared to pre-tax earnings of $195,000 and no distributions for 2004. The decline in the joint ventures pre-tax earnings resulted primarily from several tenant vacancies in the HECOP I and HECOP III buildings. Southwood's share of pre-tax earnings is included under "Net earnings (loss) from investments accounted for under the equity method" in the accompanying Consolidated Statements of Income.

      Southwood also has a 60% ownership in Westwood Park LLC, a consolidated joint venture formed in 1997 to develop a tract of land in northwest Nashua. During 2003, Westwood received $150,000 representing escrowed funds from a land sale which occurred in 2000. In January 2006, Southwood and its partner, Winstanley Enterprises, Inc. ("Winstanley"), entered into an agreement whereby Southwood will transfer all its remaining interests in Westwood Park LLC to Winstanley for $51,000.

      Expenses associated with our real estate operations were $218,000 and $282,000 for the years ended December 31, 2005 and 2004, respectively. This decrease was primarily attributable to intercompany charges due to a change in the methodology that we use to allocate to Southwood Corporation the cost of the resources provided by the Company and Pennichuck Water. This decrease was offset in part by an increase in salaries and benefits in 2005. Southwood's 2005 operating expenses of approximately $218,000 consisted primarily of $115,000 in salaries and benefits in 2005, $86,000 for general and administrative costs and $17,000 in allocated intercompany charges due to additional Company resources utilized for the planning and development of our existing land portfolio.

      Eminent Domain-Related Expenses. Our costs incurred in defending against the City of Nashua's eminent domain proceeding increased significantly in 2005 to $2.4 million from $1.2 million in 2004. The increase was primarily attributable to expenses incurred for legal and valuation expert advisory services as well as a significant public information campaign opposing the City's efforts and in litigating several cases with the City in state and federal courts.

      Merger and Other Expenses. Expenses attributable to the terminated merger agreement with Aqua America and the SEC and Bureau investigations and settlement declined significantly in 2005 and 2004 compared to 2003. We had no merger expenses in 2004 or 2005 compared to $231,000 in 2003, when we terminated the merger agreement with Aqua America.

      Our expenses and settlement costs relating to the SEC and Bureau investigations decreased to $30,000 and $162,000 in 2005 and 2004, respectively, as compared to $498,000 in 2003. Our settlement with the SEC and Bureau that was effective in December 2004 required a payment made on March 1, 2005 of $280,000 to our shareholders as of March 31, 2003. Our former President was financially responsible for $160,000 of that amount, and we were responsible for the balance.

      Interest Expense. For the year ended December 31, 2005, our consolidated interest expense was approximately $2.0 million, which was consistent with 2004. Interest expense in both years primarily represents interest on long-term indebtedness of the Company and our three regulated water utilities as discussed in Note 3 to the Notes to Consolidated Financial Statements.

Results of Operations-2004 Compared to 2003

      Overview. For the year ended December 31, 2004, our consolidated net income was $1.8 million, compared to net income of $1.2 million in 2003, an increase of approximately 46%. On a per share basis, basic income per share was $.76 for the twelve months ended December 31, 2004 as compared to $.52 per share for the year ended December 31, 2003. The increase in consolidated net income was primarily attributable to:

*	a temporary rate increase approved by the New Hampshire PUC of 8.9% implemented by Pennichuck Water for service rendered on and after June 1, 2004;

*	a permanent rate increase of 17.7% approved by the New Hampshire PUC and implemented by Pittsfield in February 2004; and

*	a 1.5% increase in the combined utility customer base for the year.

These factors contributed to a 7.6% increase in revenues to $23.0 million for the year ended December 31, 2004 from $21.4 million for the year ended December 31, 2003.

      Our costs related to defending against the City of Nashua's eminent domain proceeding increased significantly in 2004, which more than offset a decline in the costs related to the SEC and Bureau investigations in that period. Our eminent domain related expenses were $1.2 million in 2004 compared to $235,000 in 2003. Our investigation-related expenses in 2004 were $162,000 compared to $648,000 in 2003. Excluding the effect of the eminent domain and investigation-related expenses, our consolidated net income was $2.6 million, or $1.10 per share, in 2004 and $1.9 million, or $.80 per share, in 2003.

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

      Water Utility Operations. Our water utility operations include the activities of Pennichuck Water, Pennichuck East and Pittsfield, each of which is regulated by the New Hampshire PUC. On a combined basis, net income of our three utilities in calendar year 2004 was approximately $1.6 million, an increase of $288,000 from 2003 principally due to the rate relief received by two of the utility subsidiaries from the New Hampshire PUC in 2004 as well as modest growth in our utility customer base as discussed below.

      Our utility operating revenues increased to $19.6 million in 2004, or almost 5% from 2003. For 2004, approximately 82%, 16% and 2% of our total utility operating revenues were generated by Pennichuck Water, Pennichuck East and Pittsfield, respectively, as shown in the following table.

	2004	2003	Change

Pennichuck Water	$15,992,000	$15,254,000	$738,000
Pennichuck East	3,136,000	2,979,000	157,000
Pittsfield	473,000	447,000	26,000

Total	$19,601,000	$18,680,000	$921,000


      The overall increase in water revenues reflects the rate relief granted to Pennichuck Water and Pittsfield during 2004 as well as a 1.5% increase in the combined utility customer base during the year, resulting in a total combined customer base of approximately 29,900 as of December 31, 2004. Overall billed consumption of our three utilities was relatively flat during the period. Total billed consumption in Pennichuck Water's system as well as within our Pittsfield system was slightly lower than consumption levels during 2003. Total billed consumption in Pennichuck East was approximately 1.6% greater than 2003. Total rainfall during 2004 was nearly 42 inches compared to almost 49 inches of rain during 2003. This decrease in rainfall contributed to the increased consumption in Pennichuck East, which traditionally experiences higher revenues attributable to irrigation activities during the summer months.

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

      On May 28, 2004, Pennichuck Water filed a Petition for Rate Relief with the New Hampshire PUC seeking an overall increase in its rates which would have resulted in approximately $2.3 million of additional annual revenues. On September 30, 2004, the New Hampshire PUC granted Pennichuck Water temporary rate relief of 8.9% effective for service rendered on or after June 1, 2004. This temporary rate relief represented approximately $1.3 million in annual water revenues. In March 2005, we reached a settlement with the New Hampshire PUC staff on our requested rate relief for Pennichuck Water that we filed in May 2004. The rate case was concluded in April 2005 and in May 2005 the New Hampshire PUC granted an increase of 13.39% representing additional revenues of approximately $1.7 million. This rate relief was effective for water bills rendered on and after June 1, 2004.

For the year ended December 31, 2004, utility operating expenses increased by $563,000, or 3.9%, to $15.1 million as shown in the table below.

	2004	2003	Change

Operations & maintenance	$9,949,000	$9,406,000	$543,000
Depreciation & amortization	3,062,000	2,843,000	219,000
Taxes other than income taxes	2,119,000	2,318,000	(199,000)

Total	$15,130,000	$14,567,000	$563,000

The operations and maintenance expenses of our water utility business include such categories as:

*	water supply, treatment, purification and pumping,

*	transmission and distribution system functions, including repairs and maintenance and meter reading, and

*	customer service and general and administrative functions.

The combined increase in our utilities' operating expenses over 2003 was chiefly the result of the following:

*	approximately $105,000 of increased purification and treatment costs in our core Pennichuck system, reflecting higher purchased water, power, chemical and labor costs;

*	$404,000 of increased general and administrative costs primarily relating to costs for employee benefits, property and casualty insurance and administrative salaries;

*	recognition of approximately $218,000 in additional depreciation and amortization charges resulting from approximately $24.7 million of new capital investment over the past three years; and

*

a $200,000 decrease in local and state property taxes as a result of a $294,000 tax abatement recorded in the fourth quarter of 2004 from the State of New Hampshire that more than offset the impact of additional taxable assets placed in service within the utilities' franchise areas during 2004.

      These increased costs are expected to be embedded in our utilities' future cost of providing water service. As such, our utilities will continue to seek future rate relief to recover these increasing costs.

For calendar year 2004, 87%, 10% and 3% of the combined utilities' operating income was provided by Pennichuck Water, Pennichuck East and Pittsfield, respectively, compared to 83%, 14% and 3% in 2003.

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

      Expenses associated with our contract operations were $1.4 million and $1.5 million for 2004 and 2003, respectively, comprised primarily of direct costs for servicing our various operating contracts and allocated intercompany charges for general and administrative support for contract operations. The $100,000, or 6.7%, decline in expenses from 2003 to 2004 resulted principally from a decrease of $275,000 in allocated intercompany charges due to a change in the methodology that we used to allocate to Service Corporation the cost of the resources provided by the Company and Pennichuck Water. The decrease in the intercompany charge more than offset an increase in direct expenses of $93,000.


      Real Estate Development and Investment. For the year ended December 31, 2004, Southwood's revenues were $1.4 million compared to $949,000 in 2003. In the table below, we show the major components of Southwood's revenues during 2004 and 2003.

	2004	2003

Land sales:
Folsom Property	$1,224,000	$257,000
Westwood Park LLC	(6,000)	150,000
Other	80,000	125,000

	1,298,000	532,000
Income from unconsolidated equity investments	139,000	417,000

Total	$1,437,000	$949,000

      The increase in our real estate revenues resulted principally from the sale of an approximately 67 acre parcel of unimproved land located in Merrimack, New Hampshire. In January 2003, Southwood sold this land to the Folsom Development Corporation for approximately $1.5 million. Under the terms of that sale, Southwood received approximately $257,000 in cash and a long-term note receivable of $1.2 million. The note, which was set to mature in October 2005, carried a floating interest rate of prime plus 1.5% and was secured by a first mortgage on the property. The note was fully paid during the fourth quarter of 2004, resulting in recognition of the remaining gain of $1.2 million in accordance with the requirements established under Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate."

      At December 31, 2004 and 2003, Southwood had a 50% ownership interest in four joint ventures organized as limited liability companies, as discussed in greater detail under "-Off Balance Sheet Arrangements" and also under Note 4 in the Notes to Consolidated Financial Statements. The remaining 50% ownership interest in each joint venture is held primarily by John P. Stabile II, a local developer, with whom Southwood has also participated in four residential joint ventures during the past 10 years. Southwood uses the equity method of accounting for its investments in the joint ventures. Consequently, Southwood's investment is adjusted for its share of earnings or losses and for any distributions received from the joint venture. For the year ended December 31, 2004, Southwood's share of pre-tax earnings and distributions from these joint ventures was approximately $195,000 and $0, respectively, compared to pre-tax earnings of $417,000 and distributions of $67,500 for 2003. The decline in the joint ventures pre-tax earnings resulted primarily from several tenant vacancies in the HECOP I and HECOP III buildings. Southwood's share of pre-tax earnings is included under "Net earnings (loss) from investments accounted for under the equity method" in the accompanying Consolidated Statements of Income.

      Southwood also has a 60% ownership in Westwood Park LLC, a consolidated joint venture formed in 1997 to develop a tract of land in northwest Nashua. During 2003, Westwood received $150,000 representing escrowed funds from a land sale which occurred in 2000.

      Expenses associated with our real estate operations were $282,000 and $104,000 for the years ended December 31, 2004 and 2003, respectively. This increase was primarily attributable to increased professional fees associated with an increased emphasis on management and development of our real estate portfolio during 2004. Southwood's 2004 operating expenses of approximately $282,000 consisted primarily of $10,000 of property taxes associated with its remaining landholdings, $86,000 for general and administrative costs and $178,000 in allocated intercompany charges due to additional Company resources utilized for the planning and development of our existing land portfolio.

      Eminent Domain-Related Expenses. Our costs incurred in defending against the City of Nashua's eminent domain proceeding increased significantly in 2004 to $1.2 million from $235,000 in 2003. The increase was primarily attributable to expenses incurred in a significant public information campaign opposing the City's efforts and to costs incurred in litigating several cases with the City in state and federal courts.


      Merger and Other Expenses. Expenses attributable to the terminated merger agreement with Aqua America and the SEC and Bureau investigations and settlement declined significantly in 2004 compared to 2003. We had no merger expenses in 2004 compared to $231,000 in 2003, when we terminated the merger agreement with Aqua America.

      Our expenses and settlement costs relating to the SEC and Bureau investigations decreased to $200,000 in 2004 compared to $648,000 in 2003. Our settlement with the SEC and Bureau that was effective in December 2004 required a payment made on March 1, 2005 of $280,000 to our shareholders as of March 31, 2003. Our former President was financially responsible for $160,000 of that amount, and we were responsible for the balance.

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

      For the past several years, cash flows from operations have fluctuated largely based on four factors: (i) weather, (ii) amount and timing of rate increases, (iii) gain recognized on the sale of Southwood land as described above, and (iv) significant costs associated with the proposed merger with Aqua America that terminated in 2003, costs related to the SEC and Bureau regulatory investigations that were settled in December 2004, and the costs associated with the City of Nashua's ongoing eminent domain proceeding, each discussed in more detail above.

      For the period 2002 to 2004, the majority of our funds were provided through a combination of cash flow from utility operations and sales of portions of our real estate holdings. We supplemented these sources of funds beginning in the fourth quarter of 2003 and throughout 2004 by drawing down a portion of the funds available under our bank revolving credit facility. During 2005, in addition to cash flow from operations we realized a substantial amount of net new proceeds from the sale of various debt securities totaling $16.6 million and from a public offering of common stock totaling $17.4 million. We also generated approximately $125,000 during 2005 through the issuance of new shares of common stock under our Dividend Reinvestment Plan.

      2006 to 2009 Capital Expenditures Program. We expect our capital expenditures to increase substantially during the 2006 into early 2009 period, as discussed elsewhere in this Form 10-K Report. See "Risk Factors" and "Our Business." The following table summarizes our expected capital expenditures and other funds requirements for the 2006 to 2009 period.

	2006	2007	2008	2009

Utility plant additions	$18,200,000	$15,200,000	$11,600,000	$7,300,000
Other	4,000,000	2,000,000	2,000,000	2,000,000

Total	$22,200,000	$17,200,000	$13,600,000	$9,300,000

	2002	2003	2004	2005

Utility plant additions	$8,400,000	$9,000,000	$7,500,000	$10,600,000
Other	-	-	-	-

Total	$8,400,000	$9,000,000	$7,500,000	$10,600,000

      Our water utilities are capital intensive businesses. We are engaged in continuous construction programs at our utility subsidiaries primarily for water distribution system repair, rehabilitation and replacement, water storage facility maintenance and additions, and more recently, water supply security. For the period 2002 to 2005, capital expenditures for water distribution, storage, and supply totaled $35.5 million, or approximately $8.9 million per year. For 2006 and the period 2007 to 2009, comparable expenditures are expected to total $18.2 million and $34.1 million in current dollars, respectively, or approximately $13.1 million per year.

      In addition to our recurring programs, we are embarking on two major new construction initiatives. The first is an upgrade of our water treatment plant that is necessary in order for the plant to meet more stringent, federally mandated safe drinking water standards. The water treatment plant project construction commenced in the second half of 2005 and is expected to be completed by the spring of 2009. Capital expenditures associated with the water treatment plant upgrade project are expected to total approximately $12.8 million for 2006 and $15.4 million for 2007 to 2009.

      The second is the installation of a radio meter reading (RMR) system. The RMR system will enable a switch from quarterly to monthly billing and will facilitate the introduction of conservation-based pricing during periods of extremely heavy consumption (the summer months). We will complete a one year pilot of the RMR system in 1,000 residential customer premises by the fall of 2006 with a full system roll-out, based upon the success of the pilot, scheduled for 2006, 2007 and 2008. Capital expenditures for the RMR system are expected to be $150,000 in 2006 and $1.7 million for 2007 to 2008.

      In addition to the upgrade of our water treatment plant and the installation of the RMR system, we expect to incur other capital expenditures aggregating $5.2 million in 2006 and $17.0 million for 2007 to 2009. Also, the amounts shown as "Other" in the table above reflect expenditures for potential acquisitions of small regional regulated water utility systems, consistent with our record of prior acquisitions, and potential real estate-related acquisitions by Southwood.

      2006-2009 External Financing Requirements. Due to the significant size of our utility construction program in 2006-2009 as described above, we expect that only 25% to 30% of our funding requirements will be provided by cash flow from our operations (after payment of dividends on common stock). We expect that the balance of our funding will be obtained through long-term debt arrangements and the issuance of common stock. Our timing and mix of future debt and equity financing is subject to a number of factors including, but not limited to (i) debt and equity market conditions; (ii) the need to maintain a balanced capital structure in order to preserve financial flexibility and to manage the overall cost of capital; and (iii) certain debt issuance covenants as contained in our outstanding loan agreements. There is no assurance that we will be able to complete all or any of the future debt and equity financings described below or to complete them on a timely basis.

      The receipt of timely and adequate rate relief will also be critically important in providing us cash flow from operations and the ability to access credit and permanent capital, both debt and equity, at reasonable costs and terms. We are unable, however, to predict the outcome of our future rate relief filings.

      Recent and Contemplated Long-Term Debt and Equity Arrangements. In January 2005, we issued $6.6 million of long-term, fixed rate tax-exempt debt, with $3.0 million representing new funds and the balance utilized to optionally redeem a like amount of higher cost tax-exempt debt.

      In March 2005, we issued $5.0 million of 5-year taxable debt to an insurance company pursuant to a private placement transaction. A portion of the proceeds ($1.5 million) represented new funds and the balance ($3.5 million) was utilized to fund the maturity of a like amount of higher cost taxable debt.


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

      Effective April 8, 2005, we extended the maturity date for our existing $4.5 million loan from Bank of America to the Company and Pennichuck East, as co-borrowers, to December 31, 2009. The loan agreement, as extended, contains covenants substantially similar to the Company's new revolving credit facility as described above. We also entered into an interest rate swap transaction of same tenor with Bank of America effectively converting the loan to a fixed rate.

      In July 2005 we completed an underwritten public offering of common stock. We issued a total of 959,000 shares of common stock at a public offering price of $19.50 per share. Net proceeds, estimated at $17.4 million, will be utilized primarily to fund utility capital expenditures. Pending such use, net proceeds were utilized, in part, to repay about $6.6 million of outstanding balances under the Company's revolving credit facility. The balance was, and continues to be, invested in short-term, money market securities.

      On October 20, 2005, Pennichuck Water issued an aggregate of $49,485,000 of long-term tax-exempt bonds through the Business Finance Authority (the "Authority") of the State of New Hampshire, consisting of three separate series of bonds (A through C) with coupon rates ranging from 4.7% to 5.0% and a maturity date of October 1, 2035. On the date of issuance of the bonds, the Authority loaned the proceeds of the Series A bonds (totaling $12,125,000) to Pennichuck Water to finance upgrades to its water facilities. The proceeds of the Series B and the Series C bonds totaling $17,865,000 and $19,495,000, respectively, were deposited in escrow on the date of issuance which, upon request by Pennichuck Water on October 2, 2006 and October 1, 2007, respectively (or such other dates as Pennichuck Water may request), the proceeds of the Series B bonds or the Series C bonds, as applicable, will be loaned to Pennichuck Water to finance the project.

      We also have access, from time to time, to low cost long-term debt from two sources. First, we have applied and will continue to apply for long-term debt funds directly from the State of New Hampshire under the State's Revolving Fund program (SRF). Funds provided under the SRF loans carry long-term fixed costs at interest rates set with reference to various Municipal Bond Indices, which rates are generally below the rates for comparable U.S. Treasury securities of like maturity. As of December 31, 2005, we had three outstanding SRF loans aggregating approximately $797,000. During 2006 we expect total draw downs on our fourth SRF loan, which had a document closing in May 2005, of about $580,000. We have commenced documentation for our fifth SRF loan, a proposed $3 million commitment to fund a portion of Contract 4 for our water treatment plant upgrade project. We expect to have a document closing on our fifth SRF loan in the second quarter of 2006 and to begin draw downs later in 2006.

      Our other source of low cost, long-term debt is tax-exempt debt issued on our behalf by the New Hampshire Bond Finance Authority (BFA). The BFA acts solely as a passive conduit to the tax-exempt bond markets with us acting as the obligor for the associated tax-exempt debt. At December 31, 2005 we had seven outstanding BFA (or its predecessor entity) issues aggregating $18.7 million including $12.1 million representing a portion of the $49.5 million offering conducted in October 2005. The remaining $37.4 million was placed in escrow for the sole benefit of bondholders with no recourse to us and hence we have not recorded the associated debt as a long-term liability. We expect to draw these funds as we incur capital expenditures for various water facilities projects, primarily the water treatment plant upgrade project, and record the associated debt as a long-term liability over the 2006-2008 time frame.

Significant Financial Covenants. Our new revolving credit facility contains three financial maintenance tests which must be met on a quarterly basis. These maintenance tests are as follows:

(1)	our Fixed Charge Coverage Ratio must exceed 1.2x;

(2)	our Tangible Net Worth must exceed $42.5 million; and

(3)	our Funded Debt must not exceed 65% of our Total Capitalization.

Also, various Pennichuck Water and Pennichuck East loan agreements contain tests that govern the issuance of additional indebtedness. These issuance tests are as follows:

(1)	to issue short-term debt, our Total Debt must not exceed 65% of our Total Capital (unless the new short-term debt is subordinated to existing debt);

(2) to issue long-term debt, our Funded Debt must not exceed 60% of our Property Additions; and

(3) to issue long-term debt, our Earnings Available for Interest divided by our Interest Expense must exceed 1.5x (except for Pennichuck Water's 1988 series 7.5% bond for which the test is 1.75x).

      Certain covenants in Pennichuck Water's and Pennichuck East's loan agreements as well as our Bank of America revolving credit loan agreement effectively restrict our ability to upstream common dividends from Pennichuck Water and Pennichuck East as well as to pay common dividends to our shareholders.

      Several of Pennichuck Water's loan agreements contain a covenant that requires Pennichuck Water to maintain a minimum net worth of $4.5 million. At December 31, 2005, Pennichuck Water's net worth was $36.9 million.

      One of Pennichuck East's loan agreements contains a covenant that requires Pennichuck East to maintain a minimum net worth of $1.5 million. At December 31, 2005, Pennichuck East's net worth was $4.6 million.

      Our Bank of America revolving credit loan agreement contains a covenant that requires we maintain a minimum consolidated tangible net worth of $42.5 million. At December 31, 2005, our consolidated net worth was $45.6 million. We are in active discussions with Bank of America to amend the agreement to lower the minimum consolidated net worth requirement.

See Note 3 of the accompanying Notes to Consolidated Financial Statements for further discussion regarding these and other debt covenants.

As of December 31, 2005, we were in compliance with all of our financial covenants.

Off Balance Sheet Arrangements

      At December 31, 2005 and 2004, Southwood had a 50% ownership interest in four joint ventures organized as limited liability companies. The remaining 50% ownership interest in each of the joint ventures is primarily held by John P. Stabile II, a local developer with whom Southwood has also participated in four other residential joint ventures during the past ten years. The formation of these joint ventures provides Southwood with an opportunity to develop its landholdings in such a manner as to provide for a long-term income stream through commercial rental activities. Additionally, the joint ventures, as legal entities, mitigate the financial risk associated with sole ownership of developed commercial properties by Southwood. The joint ventures, whose assets and liabilities are not included in the accompanying Consolidated Balance Sheets, own certain commercial office buildings on which there are outstanding mortgage notes totaling $9.8 million and $9.0 million as of December 31, 2005 and 2004, respectively. The mortgage notes are each secured by the underlying property. In addition, Southwood is contingently liable on one-half of the outstanding balances of two of the three outstanding mortgages, and as such, it has issued a guarantee to the mortgagee for its share of the guaranteed indebtedness. At December 31, 2005, Southwood was contingently liable on approximately $3.2 million of mortgage indebtedness associated with the limited liability companies. In addition, if either HECOP II or HECOP III defaults on its indebtedness, Southwood's investment in the other HECOP will be at risk, because each of HECOP II and HECOP III has guaranteed the indebtedness of the other. Southwood's investments in HECOP I-III had an aggregate carrying value of $471,000 as of December 31, 2005. Distributions from the joint ventures have from time to time during the past ten years been a significant source of funds to support our dividend payments to shareholders. We account for Southwood's investment in the four current joint ventures using the equity method of accounting, meaning that we recognize on a current basis 50% of each joint venture's operating results. Those results reflect ongoing carrying costs such as maintenance and property taxes. Information about our revenues, expenses and cash flows arising from the joint ventures is included in Note 4 of the Notes to Consolidated Financial Statements.

      In October 2005, we completed a tax-exempt debt financing with the New Hampshire Bond Finance Authority (BFA). The BFA acts solely as a passive conduit to the tax-exempt bond markets with us acting as the obligor for the associated tax-exempt debt. At December 31, 2005 we had borrowed $12.1 million representing a portion of the $49.5 million offering conducted in October 2005. The remaining $37.4 million was placed in


escrow for the sole benefit of bondholders with no recourse to us and hence we have not recorded the associated debt as a long-term liability. We expect to draw these funds as we incur capital expenditures for various water facilities projects, primarily the water treatment plant upgrade project, and record the associated debt as a long-term liability over the 2006-2008 time frame.

Contractual Obligations

      The following table discloses aggregate information about our contractual obligations as of December 31, 2005, and the periods in which payments are due, adjusted for the implementation of our expanded and restructured credit facility with Bank of America described above:

		Less than 1
	Total	year	1 to 3 years	3 to 5 years	After 5 years

Long-term debt	$41,817,037	$118,152	$5,737,921	$6,439,283	$29,521,680
Operating leases	618,179	203,462	362,149	52,568	-
Pension and retiree medical
costs (1)	3,397,000	185,000	416,000	539,000	2,257,000
Purchase obligations (2)	-	-	-	-	-

Total	$45,832,216	$506,614	$6,516,070	$7,030,851	$31,778,680

___________________
(1)

Pension and retiree medical costs cannot be reasonably estimated beyond 2006 and may be impacted by such factors as return on pension assets, changes in the number of plan participants and future salary increases.

(2)

Pennichuck Water has a Wholesale Water Agreement (the "Agreement") with Manchester (NH) Water Works ("MWW") to purchase water from MWW through six metering points for various community water systems owned by Pennichuck Water and Pennichuck East. The Agreement, amended in February 2003, has a 25-year term and provides for an average daily flow to Pennichuck Water and Pennichuck East of up to 2.1 million gallons per day ("mgd") with a maximum daily flow rate of 3.5 mgd. Pennichuck Water and Pennichuck East purchase water at a rate established by MWW for all of its non-Manchester customers. The current rate, effective January 1, 2006, is $0.96 per one hundred cubic feet ("ccf") in areas where fire protection is not provided by MWW and $1.25 per ccf where fire protection is provided. The Agreement requires that Pennichuck Water and Pennichuck East pay a one-time source development charge ("SDC") of $1.25 for each gallon of the 2.1 million gallons of the average daily flow. To date, Pennichuck Water and Pennichuck East had achieved a combined peak average daily flow of 894,311 gallons. The SDC is re-calculated annually to reflect any increases in average daily flow and, if the flow is increased, Pennichuck Water and Pennichuck East pay the SDC for the incremental demand. Any incremental SDC is payable in January of each year. SDC payments began in 1989 and as of December 31, 2003, the total SDC paid to MWW was $1,341,940, which allows Pennichuck Water to draw an average daily flow of up to 1,171,140. The incremental SDC paid in 2003 and 2002 was $30,585 and $88,320, respectively. There was no SDC due in January 2005 since the average daily flow in 2004 was less than the previous high average usage level established in 2003. Any future payments to MWW would be subject to an increase in average daily flow. No future obligations under this contract are disclosed since such future payments are based on future water consumption levels that are affected by weather conditions and customer growth.

      In April 2004, Pennichuck Water entered into a long-term lease arrangement with HECOP III, LLC for approximately 13,000 square feet of office space located in Merrimack, New Hampshire which serves as our headquarters. Southwood holds a 50% ownership interest in HECOP III, LLC and the remaining ownership interests are held by John P. Stabile II, who is also the holder of ownership interests in three other LLC joint ventures with Southwood as discussed above.


      Pension Plan. We maintain a defined benefit pension plan covering substantially all of our employees. The accounting for this plan under FASB 87, "Employer's Accounting for Pensions," requires that we use key assumptions when computing the estimated annual pension expense. These assumptions are (i) the discount rate applied to the projected benefit obligation, (ii) the long-term rate of return on plan assets and (iii) the long-term rate of future increases in compensation. A lower discount rate increases the present value of our pension obligations and our annual pension expense. A range of discount rates is established and periodically modified by the Internal Revenue Service to calculate a pension plan's current benefit obligation for purposes of the full funding limits imposed on such plans. After consultation with the actuary for the pension plan, we reduced our discount rate from 5.75% to 5.50% effective at December 31, 2005. Our expected long-term rate of return on pension plan assets is based on the plan's expected asset allocation, expected returns on various classes of plan assets as well as historical returns. We assumed that our long-term rate of return on pension plan assets was 7.5% in 2005 and 8.0% in 2004 and 2003. In addition, we assumed an increase in participant compensation levels of 3.0% in both 2005 and 2004 and 4.0% in 2003. These key assumptions are reviewed annually with our actuary and investment advisor and are updated to reflect the plan's experience. Actual results in any given year will often differ from our actuarial assumptions because of economic and other conditions which may impact the amount of pension expense we recognize.

      At December 31, 2004, we had a minimum pension liability of approximately $606,000, representing the excess of our pension liabilities over our plan assets. For 2005, the discount rate used to value pension benefit obligations was 5.50% compared to 5.75% for 2004 and our accumulated benefit obligation exceeded the market value of our plan assets by approximately $1.1 million at December 31, 2005. We recorded an adjustment of approximately $451,000 which resulted in a minimum pension liability of approximately $1.1 million at the end of 2005 and a credit, net of taxes, of approximately $271,000 to Other Comprehensive Income. Future adjustments to Other Comprehensive Income will be affected by changes in realized returns on pension plan assets, contributions to pension assets by us and changes in discount rates.

      Dividend Reinvestment and Common Stock Purchase Plan. We offer a Dividend Reinvestment and Common Stock Purchase program that is available to our shareholders, employees and customers. Under this program, our shareholders may reinvest all or a portion of their common stock dividends into shares of common stock at prevailing market prices. We also accept optional cash payments to purchase additional shares at 100% of the prevailing market prices. This program has provided us with additional common equity of $125,000 in 2005 and $38,000 in 2004. No additional common equity was provided with respect to this program during 2003.

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

      Pennichuck Water's filtration plant in Nashua is impacted by the Interim Enhanced Surface Water Treatment Rule, which established a new turbidity standard of 0.3 Nephelometric Turbidity Units or NTU. Turbidity is a measure of sediment or foreign particles that are suspended in the water. Pennichuck has committed approximately $500,000 in its 2006 capital budget to complete all the design phases required for this project. An additional $12.3 million has been allocated in its 2006 budget to continue with the construction of required improvements. As discussed earlier, Pennichuck Water estimates the total cost to comply with this new standard to be approximately $38 million. The total cost includes all construction and engineering associated costs necessary to complete the required treatment plant upgrades from the project initiation in 2004 to its completion in the spring of 2009, although such estimates are subject to any future changes in the Rule and changes in design and construction that may be required.

      Five of Pennichuck Water's small community water systems (including two new systems acquired in 2005) have wells that produce water with arsenic levels in excess of the new standard of 10 parts per billion which


became effective in February 2006. Pennichuck Water has installed arsenic treatment systems at these locations, however, the expenditures necessary to comply with this standard are not expected to be a material part of our future capital expenditure program. Pennichuck Water's remaining community water systems have wells that produce water meeting the new arsenic standard.

      We learned in June 2005 that one of the two wells that provide water to one of Pennichuck Water's small community water systems produces water with uranium levels in excess of the EPA standard that became effective in December 2003. This water system provides water to less than 100 customers. Pennichuck Water's remaining community water systems have wells that produce water meeting the uranium standard. Uranium occurs naturally in groundwater in areas in our region where granite bedrock is prevalent. Consequently, regulators expect that 10 to 20 wells in each of New Hampshire, Maine and Vermont will have uranium levels that exceed the EPA standard of 30 parts per billion. In order to comply with the EPA uranium standard, Pennichuck Water installed a uranium filtration treatment system at the affected location. Pending installation of the treatment system, Pennichuck Water shut off the well that produces water with excess uranium levels.

      Capital expenditures associated with complying with federal and state water quality standards have historically been recognized and approved by the New Hampshire PUC for inclusion in our water rates, though there can be no assurance that the New Hampshire PUC will approve future rate increases in a timely or sufficient manner to cover our capital expenditures.

New Accounting Standards

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, "Share Based Payment" ("SFAS 123R"). SFAS 123R addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R also eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and requires that such transactions be accounted for using a fair-value-based method. In April 2005, the Securities and Exchange Commission issued a rule that amends the implementation dates for SFAS 123R. The new rule calls for the implementation of SFAS 123R at the beginning of the first quarter of 2006, instead of the third quarter of 2005. The Company has assessed the impact that SFAS 123R will have on its consolidated financial statements which are expected to be similar to the pro forma disclosures included in Note 1(q) to the Consolidated Financial Statements.

      In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations (an interpretation of FASB Statement No. 143)", which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. The obligation to perform the asset retirement activity is unconditional even if uncertainty exists about the timing and (or) method of settlement. The Company has adopted this standard as required in 2005. The Company has evaluated the provisions of this statement and has determined that no additional asset retirement obligations exist as of December 31, 2005.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Information regarding market risk of the Company and our subsidiaries is presented in "Note 3-Debt" and "Note 5-Fair Value of Financial Instruments" in the Notes to the Consolidated Financial Statements included elsewhere in this report.

      Our exposure to financial market risk results primarily from fluctuations in interest rates. We are exposed to changes in interest rates primarily from our revolving credit facility which contains variable interest rates. This


facility, which includes a total borrowing capacity of $16.0 million, permits us to borrow, repay and re-borrow, in varying amounts and from time to time at our discretion through December 31, 2007. Borrowings under this credit facility bear interest rates ranging from LIBOR plus 1.0% to LIBOR plus 1.5% based on the results of various financial ratios. We had no outstanding borrowings under our revolving credit facility at December 31, 2005.

      We also have a $4.5 million variable interest rate loan with a bank. The loan, which was originally scheduled to mature in April 2005, was extended to December 31, 2009. In April 2005, we entered into an interest rate swap agreement with the bank that also has a maturity date of December 31, 2009. The purpose of this swap agreement is to mitigate interest rate risks associated with our $4.5 million floating-rate loan. The agreement provides for the exchange of fixed interest rate payments for floating interest rate payment obligations on notional amounts of principal totaling $4.5 million. The floating-rate loan with the bank contains interest rates ranging from LIBOR plus 1.0% to LIBOR plus 1.5% based on the results of various financial ratios. The applicable margin at December 31, 2005 was 1.5% resulting in an interest rate of 5.89%. We designated this interest rate swap as a cash flow hedge against the variable future cash flows associated with the interest payments due on the $4.5 million of notes. The combined effect of its LIBOR-based borrowing formula and the swap produces an "all-in fixed borrowing cost" equal to 6.25%.

The fair market value of our interest rate swaps represents the estimated unrealized loss to terminate these agreements based upon current interest rates.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Pennichuck Corporation:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity, other comprehensive income and cash flows present fairly, in all material respects, the financial position of Pennichuck Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) on page 85, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 31, 2006

PENNICHUCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,

	2005	2004

ASSETS
Property, Plant and Equipment	$1,023	$1,136
Land	23,329	21,912
Buildings	104,471	96,803
Equipment	7,136	2,840

Construction work in progress
	135,959	122,691
Less accumulated depreciation	(33,866)	(31,805)

	102,093	90,886

Current Assets
Cash and cash equivalents	3,891	969
Restricted cash	6,276	-
Investments	8,000	-
Accounts receivable, net of allowance of $37 in 2005 and 2004	1,550	1,478
Unbilled revenue	2,360	1,787
Refundable income taxes	-	313
Materials and supplies, at cost	647	886
Prepaid expenses and other current assets	676	955

	23,400	6,388

Other Assets
Deferred land costs	1,742	1,017
Deferred charges and other assets	5,844	3,094
Investment in real estate partnerships	507	742

	8,093	4,853

Total Assets	$133,586	$102,127

The accompanying notes are an integral part of these consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS-CONTINUED
(In thousands, except share and per share data)

	December 31,

	2005	2004

STOCKHOLDERS' EQUITY AND LIABILITIES
Stockholders' Equity
Common stock-$1 par value
Authorized-11,500,000 shares in 2005 and 2004
Issued-4,190,972 and 3,220,553 shares, respectively
Outstanding-4,189,770 and 3,219,601 shares, respectively	$4,191	$3,221
Additional paid in capital	32,221	15,631
Retained earnings	10,172	12,127
Accumulated other comprehensive loss	(810)	(690)

	45,774	30,289
Less treasury stock, at cost; 1,202 and 952 shares, respectively	(138)	(138)

	45,636	30,151
Minority interest	3	6
Preferred stock, no par value, 100,000 shares authorized,
no shares issued in 2005 and 2004	-	-
Commitments and contingencies (Note 9)	41,338	16,946
Long-term debt, less current portion

Current Liabilities
Line of credit	-	3,800
Current portion of long-term debt	118	9,889
Accounts payable	2,044	1,083
Accrued interest payable	513	369
Other current liabilities	1,495	1,343

	4,170	16,484

Deferred Credits and Other Reserves
Deferred income taxes	10,244	9,735
Deferred investment tax credits	900	933
Regulatory liability	971	1,119
Post-retirement health benefit obligation	822	643
Accrued pension liability	1,057	606
Other liabilities	1,221	1,219

	15,215	14,255
Contributions in Aid of Construction	27,224	24,285

Total Stockholders' Equity and Liabilities	$133,586	$102,127

The accompanying notes are an integral part of these consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)

	Years Ended December 31,

	2005	2004	2003

Revenues
Water utility operations	$21,551	$19,601	$18,680
Real estate operations	114	1,242	532
Water management services	2,051	1,932	1,702
Other	56	55	57

	23,772	22,830	20,971
Operating Expenses
Water utility operations	16,747	15,130	14,567
Real estate operations	218	282	104
Water management services	1,976	1,369	1,522

	18,941	16,781	16,193
Operating Income	4,831	6,049	4,778

Eminent domain expenses	(2,391)	(1,202)	(235)
Merger and other expenses	-	(162)	(879)
Net earnings (loss) from investments accounted for
under the equity method	15	195	417
Other income	41	31	56
Interest income	226	3	12
Interest expense	(1,957)	(1,955)	(1,981)

Income Before Provision for Income Taxes	765	2,959	2,168

Provision for Income Taxes	291	1,140	888

Net Income Before Minority Interest	474	1,819	1,280

Minority Interest in Loss (Earnings) of
Westwood Park LLC, net of tax	3	1	(33)

Net Income	$477	$1,820	$1,247

Earnings Per Common Share:
Basic	$.13	$.57	$.39
Diluted	$.13	$.57	$.39

Weighted Average Shares Outstanding:
Basic	3,703,412	3,203,759	3,191,699
Diluted	3,709,962	3,211,487	3,198,738

The accompanying notes are an integral part of these consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

						Accumulated
	Common	Common	Additional			Other
	Stock-	Stock-	Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Income	Total

Balances at December 31, 2002	3,199,375	$3,199	$15,170	$13,134	$(144)	$(927)	$30,432
Net income				1,247			1,247
Common dividends declared-$.63 per
share				(2,010)			(2,010)
Exercise of stock options	3,701	4	38		6		48
Other comprehensive income						454	454

Balances at December 31, 2003	3,203,076	3,203	15,208	12,371	(138)	(473)	30,171
Net income				1,820			1,820
Dividend reinvestment plan	1,527	2	36				38
Common dividends declared-$.645 per
share				(2,064)			(2,064)
Contribution of common stock to
pension plan	15,750	16	384				400
Exercise of stock options	200		3				3
Other comprehensive income						(217)	(217)

Balances at December 31, 2004	3,220,553	3,221	15,631	12,127	(138)	(690)	30,151
Net income				477			477
Common Stock Offering	959,000	959	16,438				17,397
Dividend reinvestment plan	5,649	5	118				123
Common dividends declared-$.65625
per share				(2,432)			(2,432)
Exercise of stock options	5,770	6	34				40
Other comprehensive income						(120)	(120)

Balances at December 31, 2005	4,190,972	$4,191	$32,221	$10,172	$(138)	$(810)	$45,636

The accompanying notes are an integral part of these consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,

	2005	2004	2003

Net income	$477	$1,820	$1,247
Other comprehensive income:
Additional minimum pension liability adjustment	(329)	(656)	581
Unrealized gain (loss) on derivatives	(40)	4	(84)
Reclassification of net losses realized in net income	105	275	257
Income tax benefit (expense) relating to other		160	(300)
comprehensive loss	144
	(120)	(217)	454

Comprehensive Income	$357	$1,603	$1,701

The accompanying notes are an integral part of these consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2005	2004	2003

Operating Activities:
Net income	$477	$1,820	$1,247
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	3,255	3,117	2,914
Gain on sale of land	-	(1,224)	(257)
Amortization of deferred investment tax credits	(33)	(33)	(33)
Provision for deferred income taxes	509	1,183	1,918
Allowance for funds used during construction	(318)	(93)	(4)
Undistributed earnings in real estate partnerships	235	(195)	(341)
Special shareholder distribution	(280)	-	-
Changes in assets and liabilities:
Increase in accounts receivable and unbilled revenue	(814)	(270)	(142)
(Increase) decrease in refundable income taxes	361	832	(811)
Increase in materials and supplies	239	(160)	(137)
Increase in prepaid expenses	449	(436)	(29)
Increase in deferred charges and other assets	(710)	(291)	(572)
Increase (decrease) in accounts payable and accrued
expenses	669	553	487
Increase (decrease) in other	1,081	533	(320)

Net cash provided by operating activities	5,120	5,336	3,920
Investing Activities:
Purchases of property, plant and equipment	(10,882)	(5,345)	(7,177)
Contributions in aid of construction	155	140	178
(Increase) decrease in restricted cash	(6,276)	-	151
Purchase of investment securities	(8,000)	-	-
Net decrease in notes receivable	-	-	605
Proceeds from sale of land	-	1,224	257
Net change in investment in real estate partnerships and
deferred land costs	(725)	(169)	(58)

Net cash used in investing activities	(25,728)	(4,150)	(6,044)
Financing Activities:
Advances on line of credit	(3,800)	1,800	2,000
Payments on long-term debt	(1,644)	(368)	(365)
Proceeds from long-term borrowings	16,259	71	399
Debt issuance costs	(2,412)	(88)	-
Proceeds from issuance of common stock and dividend	17,560	41	47
reinvestment plan
Dividends paid	(2,433)	(2,064)	(2,010)

Net cash provided by (used in) financing activities	23,530	(608)	71

Increase (decrease) in cash	2,922	578	(2,053)
Cash at beginning of year	969	391	2,444

Cash at end of year	$3,891	$969	$391

The accompanying notes are an integral part of these consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-Significant Accounting Policies

      Pennichuck Corporation (the "Company") is an investor-owned holding company located in Nashua, New Hampshire with three wholly owned operating subsidiaries, Pennichuck Water Works, Inc. ("Pennichuck Water"), Pennichuck East Utility, Inc. ("Pennichuck East") and Pittsfield Aqueduct Company, Inc. ("Pittsfield"), involved in regulated water supply and distribution in Nashua and towns throughout southern and central New Hampshire; non-regulated, water-related services conducted through Pennichuck Water Service Corporation (the "Service Corporation"); and real estate management and development activities conducted through The Southwood Corporation ("Southwood").

      Pennichuck Water, Pennichuck East and Pittsfield (collectively referred to as the "Company's utility subsidiaries") are engaged principally in the gathering and distribution of potable water to approximately 30,500 customers in southern and central New Hampshire. The Company's utility subsidiaries, which are regulated by the New Hampshire Public Utilities Commission (the "New Hampshire PUC"), are subject to the provisions of Statement of Financial Accounting Standards No. ("SFAS") 71, "Accounting for the Effects of Certain Types of Regulation." The Service Corporation is involved in providing non-regulated, water-related services to over 8,800 customers while Southwood owns, manages and develops real estate.

(a) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

(b) Investment in Joint Ventures

      Southwood uses the equity method of accounting for its investments in joint ventures in which it does not have a controlling interest. Under this method, Southwood records its proportionate share of earnings or losses which are included under "Net earnings (loss) from investments accounted for under the equity method" with a corresponding increase or decrease in the carrying value of the investment. The investment is reduced as cash distributions are received from the joint ventures. See Note 4, "Equity Investments in Unconsolidated Companies" for further discussion of its equity investments.

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

(d) Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, demand deposits and investments in short-term money market funds with initial maturities, when purchased, of three months or less. Included in cash and cash equivalents at December 31, 2005 are a portion of the funds received pursuant to various 2005 debt and equity offerings which will be used primarily for utility capital expenditures. Included in cash and cash equivalents at December 31, 2004 are funds received in escrow pursuant to the sale of a building in accordance with the tax free exchange provisions of Internal Revenue Code Section 1031. This building previously served as the Company's corporate office until the Company's relocation to a new leased facility on April 30, 2004. The Company sold this building on

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

November 9, 2004 for approximately $800,000 and utilized the majority of these funds to acquire like-kind property during 2005 in compliance of the Internal Revenue Code provisions.

(e) Inventory

Inventory is stated at the lower of cost, using the average cost method, or market.

(f) Property, Plant and Equipment

      Property, plant and equipment, which includes principally the water utility assets of the Company's utility subsidiaries, is recorded at cost plus an allowance for funds used during construction on major, long-term projects. The provision for depreciation is computed on the straight-line method over the estimated useful lives of the assets including property funded with contributions in aid of construction. The useful lives range from 5 to 84 years and the average composite depreciation rate was 2.44% in 2005, 2.66% in 2004 and 2.67% in 2003. Depreciation expense in 2005, 2004 and 2003 was $3,127,041, $3,137,658 and $2,937,358, respectively. The components of Property, Plant and Equipment at December 31, 2005 and 2004 are as follows:

			Useful
	2005	2004	Lives

	($000's)

Utility Property:
Land	$1,012	$1,125	-
Source of supply	23,839	22,422	34-75
Pumping & purification	10,588	9,401	15-35
Transmission & distribution	65,191	60,170	40-84
General, including services, meters, hydrants and other
equipment	28,177	26,717	7-75
Construction work in progress	7,135	2,840

Total Utility Property	135,942	122,675
Non-utility Property	16	16

Total Property, Plant & Equipment	$135,958	$122,691

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

(h) Allowance for Funds Used During Construction ("AFUDC")

      AFUDC represents a non-cash credit to income with a corresponding addition to plant in service. AFUDC amounts reflect the cost of borrowed funds and, if applicable, equity capital when used to fund major plant construction projects. During 2005, 2004 and 2003, total AFUDC credited to income was approximately $318,000, $93,000 and $4,000, respectively.

(i) Revenues

      Standard charges for water utility services to customers are recorded as revenue, based upon meter readings and contract service, as services are provided. The majority of the Company's water revenues are based on rates

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

approved by the New Hampshire PUC. Estimates of unbilled service revenues are recorded in the period the services are provided. Provision is made in the financial statements for estimated uncollectible accounts.

(j) Deferred Charges and Other Assets

      Deferred charges include certain regulatory assets and costs of obtaining debt financing. Regulatory assets are amortized over the periods they are recovered through authorized rates. Deferred financing costs are amortized over the term of the related bonds and notes. The Company's utility subsidiaries have recorded certain regulatory assets in cases where the New Hampshire PUC has permitted, or is expected to permit, recovery of these costs over future periods. Currently, these regulatory assets are being amortized over periods ranging from 3 to 25 years. Deferred charges and other assets consist of the following:

	2005	2004

	($000's)

Regulatory assets:
Source development charges	$901	$587
Miscellaneous studies	827	628
Supplemental retirement plan asset	372	323
Sarbanes-Oxley costs	295	152
Other	208	153

Deferred financing costs	2,603	1,843
Franchise fees and other	2,534	547
Filtration grant receivable	436	431
Total	271	273

	$5,844	$3,094

      Sarbanes-Oxley costs totaling approximately $295,000 and $152,000 represent costs incurred during 2005 and 2004, respectively, relating to the implementation and compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The Company has received approval from the New Hampshire PUC related to the future recoverability of such costs.

(k) Deferred Land Costs

Included in deferred land costs is Southwood's original basis in its landholdings and any land improvements which are stated at the lower of cost or market.

(l) Notes Receivable

      In January 2003, Southwood sold a tract of land to an unaffiliated regional developer for approximately $1.5 million. Under the terms of that sale, Southwood conveyed approximately 66.8 acres of land in exchange for approximately $257,000 in cash and a long-term note receivable of $1,224,000. The note, which had been scheduled to mature in October 2005, carried a floating interest rate of prime plus 1.5% and was secured by a first mortgage on the property. The pretax gain on that sale was approximately $1.48 million, of which $257,000, representing the net cash received at closing, is included in "Revenues-Real estate operations" for 2003. The entire balance of the note was paid in 2004 resulting in the recognition of a gain for the full note receivable balance of $1,224,000 in accordance with the requirements established under Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate."

(m) Income Taxes

      Income taxes are recorded in accordance with SFAS No. 109, "Accounting for Income Taxes" using the accrual method and the provision for federal and state income taxes is based on income reported in the financial

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

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

(n) Contributions in Aid of Construction ("CIAC")

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

(o) Reclassifications

      Certain amounts in 2004 have been reclassified to conform with the 2005 financial statement presentation. These reclassifications had no effect on net income and relate primarily to the reclassification of allowance for funds used during construction and earnings in equity affiliates from net cash used in investing activities to net cash provided by operating activities and debt issuance costs from net cash provided by operating activities to net cash provided by (used in) financing activities in the Consolidated Statements of Cash Flows.

(p) Earnings Per Share

      The Company computes earnings per share following the provisions of SFAS No. 128, "Earnings per Share." Basic net income per share is computed using the weighted-average number of common shares outstanding for a period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding for the period. For the years ended December 31, 2005, 2004 and 2003, dilutive potential common shares consisted of outstanding options.

      The dilutive effect of outstanding stock options is computed using the treasury stock method. Calculations of the basic and diluted net income per common share and potential common shares are as follows:

	2005	2004	2003

	(In thousands, except share and per share data)

Basic earnings per share	$0.13	$0.57	$0.39
Dilutive effect of unexercised stock options	-	-	-

Diluted earnings per share	$0.13	$0.57	$0.39

Numerator:
Basic net income	$477	$1,820	$1,247

Diluted net income	$477	$1,820	$1,247

Denominator:
Basic weighted average shares outstanding	3,703,412	3,203,759	3,190,559
Dilutive effect of unexercised stock options	6,550	7,728	7,038

Diluted weighted average shares outstanding	3,709,962	3,211,487	3,197,597

(q) Stock-Based Compensation

      In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment to FASB Statement No. 123" ("SFAS 148") which provides for alternative methods of transition for a

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 requires prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation. On a pro forma basis, the Company's net income and earnings per share for the years ended December 31 would have been reduced to the following amounts had compensation cost for the plan been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation."

	2005	2004	2003

	(In thousands, except share and per share data)

Net income:
As reported	$477	$1,820	$1,247
Less:
Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related taxes	(341)	(155)	(129)

Pro forma net income	$136	$1,665	$1,118

Basic net income per share:
As reported	$0.13	$0.57	$0.39
Pro forma	$0.04	$0.52	$0.35
Diluted net income per share:
As reported	$0.13	$0.57	$0.39
Pro forma	$0.04	$0.52	$0.35

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, "Share Based Payment" ("SFAS 123R"). SFAS 123R addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R also eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and requires that such transactions be accounted for using a fair-value-based method. In April 2005, the Securities and Exchange Commission issued a rule that amends the implementation dates for SFAS 123R. The new rule calls for the implementation of SFAS 123R at the beginning of the first quarter of 2006, instead of the third quarter of 2005.

Note 2-Income Taxes

The components of the federal and state income tax provision at December 31 are as follows:

	2005	2004	2003

	($000's)

Federal	$257	$920	$728
State	67	253	193
Amortization of investment tax credits	(33)	(33)	(33)

	$291	$1,140	$888

Currently payable/(receivable)	$(51)	$(425)	$(769)
Deferred	342	1,565	1,657

	$291	$1,140	$888

The following is a reconciliation between the statutory federal income tax rate and the effective income tax rate for 2005, 2004 and 2003:

	2005	2004	2003

Statutory federal rate	34.0%	34.0%	34.0%
State tax rate, net of federal benefit	5.5	5.6	6.0
Permanent differences	2.0	(.6)	7.0
Amortization of investment tax credits	(4.3)	(1.1)	(1.5)
Other	.8	.6	(3.9)

Effective tax rate	38.0%	38.5%	41.6%

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

      For federal income tax purposes, the Company had a net operating loss in 2005 and 2004. The 2005 net operating loss will be carried forward. The 2004 net operating loss was carried back to 2002 which resulted in a federal income tax refund of approximately $340,000. At December 31, 2005, the Company had approximately $380,000 of alternative minimum tax credits. At December 31, 2004, the Company had approximately $362,000 of alternative minimum tax credits.

      The Company had a regulatory liability related to income taxes of approximately $971,000 and $1.1 million at December 31, 2005 and 2004, respectively. This represents the amount of deferred taxes recorded at rates higher than currently enacted rates and the impact of deferred investment tax credits on future revenue.

The temporary items that give rise to the net deferred tax liability at December 31, 2005 and 2004 are as follows:

	2005	2004

	($000's)

Liabilities:
Property related	$12,361	$11,869
Other	754	706

	13,115	12,575

Assets:
Investment tax credits and other	1,444	1,119
Taxes on contributions in aid of construction	316	327
Alternative minimum tax credit	380	362
Merger-related and other	731	1,332

	2,871	3,140
Valuation allowance	-	(300)

Net deferred tax liabilities	$10,244	$9,735

      The Company had recorded a valuation allowance of approximately $300,000 relating to the tax benefit of contribution deduction carryforwards expected to be taken within the next two years (the remaining statutory carry forward period for federal tax purposes related to its charitable contribution of land in 2001). Management has determined that it is not probable that the charitable contributions will be utilized before the carryforward period expires. Consequently, the deferred tax asset and related valuation allowance have been reversed in 2005.

Note 3-Debt

Long-term debt at December 31 consists of the following:

	2005	2004

	($000's)

Unsecured notes payable to various insurance companies:
9.10% due April 1, 2005	$-	$3,500
5.00% due March 4, 2010	5,000	-
7.40% due March 1, 2021	8,000	8,000
Unsecured Industrial Development Authority
Revenue Bond 1988 series 7.50%, due July 1, 2018	845	910

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

	2005	2004

	($000's)

Unsecured Business Finance Authority
Revenue Bond (2005 series A), 4.70%, due October 1, 2035	12,125	-
Revenue Bond (Series 2005A), 4.70%, due January 1, 2035	1,830	-
Revenue Bond (Series 2005B), 4.60%, due January 1, 2030	2,345	-
Revenue Bond (Series 2005C), 4.50%, due January 1, 2025	1,205	-
Revenue Bond (Series 2005D), 4.50%, due January 1, 2025	1,170	-
1994 Revenue Bond (series A), 6.35% due December 1, 2019	-	2,345
1994 Revenue Bond (series B), 6.45% due December 1, 2016	-	1,205
1997 Revenue Bond, 6.30%, due May 1, 2022	4,000	4,000
Secured notes payable to bank, floating rate, due April 8, 2005	-	6,000
Secured notes payable to bank, floating rate, due December 31, 2009	4,500	-
Unsecured New Hampshire State Revolving Fund
Loan, 3.80%, due May 1, 2022	362	384
Loan, 2.315%, due April 1, 2013	107	121
Loan, 3.728%, due January 1, 2025	328	346
Secured loan, 7.99%, due October 1, 2007	-	6
Secured loan, 5.00%, due October 1, 2005	-	18

	41,817	26,835
Less current portion	118	9,889
Less original issue discount	361	-

	$41,338	$16,946

The aggregate principal payment requirements subsequent to December 31, 2005 are as follows:

Amount

($000's)

2006	$118
2007	519
2008	719
2009	5,219
2010	5,720
2011 and thereafter	29,522

$41,817

      Certain covenants in Pennichuck Water's and Pennichuck East's loan agreements as well as our Bank of America revolving credit loan agreement effectively restrict our ability to upstream common dividends from Pennichuck Water and Pennichuck East as well as to pay common dividends to our shareholders.

      Several of Pennichuck Water's loan agreements contain a covenant that requires Pennichuck Water to maintain a minimum net worth of $4.5 million. At December 31, 2005, Pennichuck Water's net worth was $36.9 million.

      One of Pennichuck East's loan agreements contains a covenant that requires Pennichuck East to maintain a minimum net worth of $1.5 million. At December 31, 2005, Pennichuck East's net worth was $4.6 million.

      Our Bank of America revolving credit loan agreement contains a covenant that requires us to maintain a minimum consolidated tangible net worth of $42.5 million. At December 31, 2005, our consolidated net worth was $45.6 million. We are in active discussions with Bank of America to amend the agreement to lower the minimum consolidated net worth requirement.

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

      The Company has available a $16.0 million unsecured, revolving credit facility with a bank. Borrowings under the revolving credit facility bear interest at a variable rate equal to the 30-day LIBOR rate plus a range of 1.0%-1.5% based on financial ratios. The revolving credit facility matures on December 31, 2007 and is subject to renewal and extension by the bank at that time. At December 31, 2005, there were no borrowings outstanding on the line of credit. At December 31, 2004, the Company had outstanding borrowings under the revolving credit facility totaling $3.8 million.

      The Company has one interest rate financial instrument, an interest rate swap, which qualifies as a derivative under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This financial derivative has been designated as a cash flow hedge under the provisions of SFAS 133. The financial instrument is used to mitigate interest rate risks associated with the Company's $4.5 million floating-rate loan. The floating rate, which is based on the 30-day LIBOR rate plus a spread based on financial ratios, was 5.9% and 3.0%, at the end of 2005 and 2004, respectively. The agreement provides for the exchange of fixed rate interest payment obligations for floating rate interest payment obligations on notional amounts of principal. The derivative agreement has a fixed rate of 6.25% and 6.50% at December 31, 2005 and 2004, respectively. The notional amount of the debt for which interest rate swaps have been entered into under this agreement was $4.5 million at December 31, 2005 and $6.0 million at December 31, 2004. The fair value of the financial derivatives, included in the Company's consolidated balance sheet as "Other liabilities," was approximately $2,000 and $67,000 at December 31, 2005 and 2004, respectively. Changes in the fair values of those derivatives are deferred in accumulated other comprehensive income.

Note 4-Equity Investments in Unconsolidated Companies

      At December 31, 2005 and 2004, Southwood had a 50 percent ownership interest in four limited liability companies ("LLCs"). The remaining 50 percent ownership interest in each of the LLCs is held primarily by John Stabile, principal owner of H.J. Stabile & Son, Inc. ("Property Manager"). The LLCs, whose assets and liabilities are not included in the accompanying consolidated balance sheets, own certain commercial office buildings on which there are outstanding mortgage notes totaling approximately $9.8 million and $9.0 million at December 31, 2005 and 2004, respectively.

      Southwood uses the equity method of accounting for its investments in the four LLCs and accordingly, its investment is adjusted for its share of earnings or losses and for any distributions or dividends received from the LLCs. For the years ended December 31, 2005, 2004 and 2003, Southwood's share of earnings in the LLCs was approximately $15,000, $195,000, and $417,000, respectively. Southwood's share of earnings and losses are included under "Net earnings (loss) from investments accounted for under the equity method" in the accompanying consolidated statements of income. For the year ended December 31, 2005, cash distributions received from the LLCs were approximately $250,000. For the year ended December 31, 2004, there were no cash distributions received from the LLCs. For the year ended December 31, 2003, cash distributions received from the LLCs were approximately $68,000. The principal assets of the LLCs are the land, buildings and leasehold improvements, the total of which at December 31, 2005 and 2004 was approximately $9.7 million and $9.9 million, respectively.

      In accordance with the terms of the LLCs' operating agreements, the Property Manager charges the LLCs a management fee to offset its real estate management costs. The management fee is calculated as a percentage of the LLCs' monthly rent. For the years ended December 31, 2005, 2004 and 2003, total management fees charged to the LLCs were approximately $70,000, $66,000 and $73,000, respectively. Until January 21, 2005, the Property Manager also leased approximately 14,000 square feet of office and garage space in one of the LLCs for which it made annual lease payments of approximately $7,000 in 2005 and $202,000 in 2004 and 2003.

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

Note 5-Fair Value of Financial Instruments

The fair value of certain financial instruments included in the accompanying consolidated balance sheet as of December 31, 2005 is as follows:

	Carrying	Fair
	Value	Value

	($000's)

Long-term debt	$41,456	$43,960
Interest rate swaps	$(2)	$(2)

      There are no quoted market prices for the Company's various long-term debt issues and thus, their fair values have been determined based on quoted market prices for securities similar in nature and in remaining maturities. The fair value for long-term debt shown above does not purport to represent the amounts at which those debt obligations would be settled. The fair market value of the Company's interest rate swaps represents the estimated cost to terminate these agreements as of December 31, 2005 based upon current interest rates.

The carrying values of the Company's cash, restricted cash, and short-term notes receivable approximate their fair values because of the short maturity dates of those financial instruments.

Note 6-Benefit Plans

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

	December 31,

	2005	2004

	($000's)

Change in benefit obligation:
Benefit obligation, beginning of year	$5,868	$4,762
Service cost	325	251
Interest cost	342	307
Actuarial (gain)/loss	414	702
Benefits paid, excluding expenses	(156)	(154)

Benefit obligation, end of year	$6,793	$5,868

Change in plan assets:
Fair value of plan assets, beginning of year	$4,334	$3,787
Actual return (loss) on plan assets, net	222	308
Expenses	(12)	(10)
Employer contribution	220	400
Benefits paid, excluding expenses	(156)	(154)

Fair value of plan assets, end of year	$4,608	$4,331

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

The plan's funded status was as follows:

	December 31,

	2005	2004

	($000's)

Funded status	$(2,185)	$(1,538)
Unrecognized net actuarial loss	2,488	2,042
Unrecognized transition asset	(14)	(28)
Unrecognized prior service cost	2	3

Net amount recognized	$291	$479

Amounts recognized in the consolidated balance sheets consisted of:
Accrued retirement liability	$(1,057)	$(606)
Accumulated other comprehensive income	1,346	1,082
Intangible asset	2	3

Net amount recognized	$291	$479

	2005	2004

	($000's)

Weighted average assumptions used to value benefit obligations were as follows:
Discount rate at the end of the year	5.50%	5.75%
Rate of compensation increase at the end of the year	3.00%	3.00%

	2005	2004	2003

	($000's)

Components of net periodic benefit cost were as follows:
Service cost	$324	$251	$201
Interest cost	342	307	270
Expected return on plan assets	(322)	(312)	(252)
Amortization of prior service cost	1	1	1
Amortization of transition asset	(14)	(14)	(14)
Recognized net actuarial loss	77	52	60
Net periodic benefit cost

	$408	$285	$266

Weighted average assumptions used to calculate net periodic
benefit cost were as follows:
Discount rate at the beginning of the year	5.75%	6.25%	6.50%
Expected return on plan assets for the year (net of	7.50%	8.00%	8.00%
investment expenses)
Rate of compensation increase at the beginning of the year	3.00%	3.00%	4.00%

Our expected long-term rate of return on pension plan assets is based on the Plan's expected asset allocation, expected returns on various classes of Plan assets as well as historical returns.

      The projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for the Plan were $6,793,233, $5,665,269 and $4,607,888, respectively, as of December 31, 2005 and $5,868,270, $4,936,704 and $4,330,699, respectively, as of December 31, 2004. Since the market value of the Plan's assets was lower than the Plan's accumulated benefit obligation, the Company recorded a minimum pension liability of approximately $1,057,000 and $606,000 at December 31, 2005 and 2004, respectively. This resulted in an increase in the additional minimum liability for the Plan of approximately $451,000 in 2005.

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

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

values during adverse markets. The investment policy should provide a high probability of generating a rate of return equal to at least 4% in excess of inflation over a long-term time horizon. The Company's investment strategy applies to its post retirement plans as well as the Plan.

     The Plan's investment strategy utilizes several different asset classes with varying risk/return characteristics. The following indicates the asset allocation percentage of the fair value of the Plan assets as of December 31 as well as the Plan's targeted allocation range:

			Asset
			Allocation
	2005	2004	Range

	($000's)

Equities	47%	47%	30% - 55%
Fixed income	53%	53%	45% - 90%
Other	-	-	0% - 5%

Total	100%	100%

      During 2004, the Company contributed 15,750 shares (21,000 shares as adjusted for the four-for-three stock split effective June 1, 2005) of its common stock into the Plan. The value of this contribution, based on the closing price of the Company's common stock on that date, was approximately $400,000. While not required to make contributions to the Plan in order to satisfy the minimum funding requirements of the Employee Retirement Income Security Act of 1974, applicable to defined benefit pension plans, the Company anticipates that it will contribute approximately $310,000 to the Plan in 2006.

The estimated benefit payments for the years after 2005 are as follows:

(in thousands)

2006	$144
2007	141
2008	155
2009	178
2010	222
2011-2015	1,684

$2,524

Defined Contribution Plan

      In addition, the Company has a defined contribution plan covering substantially all full-time employees. Under this plan, the Company matches 100% of the first 3% of each participating employee's salary contributed to the plan. The matching employer's contributions, recorded as operating expenses, were approximately $132,000, $121,000 and $115,000 for 2005, 2004 and 2003, respectively.

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

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

	December 31,

	2005	2004

	($000's)

Change in benefit obligation:
Benefit obligation, beginning of the year	$1,020	$1,293
Service cost	49	39
Interest cost	57	54
Actuarial loss	5	(338)
Benefits paid, excluding expenses	(27)	(28)

Benefit obligation, end of year	$1,104	$1,020

	December 31,

	2005	2004

	($000's)

Change in plan assets:
Fair value of plan assets, beginning of the year	$471	$371
Actual return (loss) on plan assets, net	18	20
Employer contribution	28	108
Benefits paid, excluding expenses	(28)	(28)

Fair value of plan assets, end of year	$489	$471

The plan's funded status was as follows:
Funded status	$(615)	$(549)
Unrecognized net actuarial loss	23	(2)
Unrecognized prior service cost	24	38

Net amount recognized	$(568)	$(513)

Weighted average assumptions used to value benefit obligations were as follows:
Discount rate at the end of the year	5.50%	5.75%
Rate of compensation increase at the end of the year	3.00%	3.00%

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

	2005	2004	2003

	($000's)

Components of net periodic benefit cost were as follows:
Service cost	$49	$39	$59
Interest cost	57	54	69
Expected return on plan assets	(38)	(30)	(22)
Amortization of prior service cost	15	15	15
Amortization of transition obligation	--	--	--
Recognized net actuarial loss	--	--	8

Net periodic benefit cost	$83	$78	$129

Weighted average assumptions used to calculate net periodic
benefit cost were as follows:
Discount rate at the beginning of the year	5.75%	6.25%	6.50%
Expected return on plan assets for the year (net of
investment expenses)	7.50%	8.00%	8.00%
Rate of compensation increase at the beginning of the year	3.00%	3.00%	4.00%
Healthcare cost trend rate at the beginning of the year	9.00%	9.00%	9.00%

A one percent change in the assumed health care cost trend rate would not have had a material effect on the post-retirement benefit cost or the accumulated post-retirement benefit obligation in 2005.

      The following indicates the asset allocation percentages of the fair value of total post-retirement benefit plan assets for each major type of post-retirement plan assets as of December 31 as well as targeted percentages and the permissible range:

			Asset
			Allocation
	2005	2004	Range

	($000's)

Equities	56%	56%	30% - 55%
Fixed income	40%	40%	45% - 90%
Other	4%	4%	0% - 5%

Total	100%	100%

The assets of the Company's PBOP plan are held in two separate VEBA trusts.

The estimated benefit payments for the years after 2005 are as follows:

(in thousands)

2006	$27
2007	26
2008	30
2009	33
2010	41
2011-2015	287

$444

      In 2003, the Company began offering post-employment medical benefits for employees who retire prior to their normal retirement age and who have met certain age and service requirements. The benefits, which are offered through a separate plan, allow continuity of coverage at group rates from the employee's retirement date until the employee becomes eligible for Medicare. The plan became effective October 1, 2003. If the employee elects to remain on the Company's group medical plan, the employee will be responsible for reimbursing the Company for the full monthly premium. Upon request, the spouse of the employee may remain on the Company's group medical plan as long as the full monthly premium is reimbursed to the Company. The post-employment plan is funded from the general assets of the Company. The changes in benefit obligation and plan assets were as follows:

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

	2005	2004

Change in benefit obligation:
Benefit obligation, beginning of year	$677	$351
Service cost	59	51
Interest cost	36	34
Actuarial gain	(15)	241
Benefits paid, excluding expenses	-	-

Benefit obligation, end of year	$757	$677

The plan's funded status was as follows:
Funded status	$(757)	$(677)
Unrcognized net actuarial gain	194	216
Unrecognized prior service cost	310	331

Net amount recognized	$(253)	$(130)

Weighted average assumptions used to value benefit obligations were as follows:
Discount rate at the end of the year	5.50%	5.75%
Health care cost trend rate at the end of the year	9.00%	9.00%

	2005	2004

	($000's)

Components of net periodic benefit cost were as follows:
Service cost	$59	$51
Interest cost	36	34
Amortization of prior service cost	22	22
Recognized net actuarial loss	6	6

Net periodic benefit cost	$123	$113

Weighted average assumptions used to calculate net periodic benefit cost were as follows:
Discount rate at the beginning of the year	5.75%	6.25%
Health care cost trend rate at the beginning of the year	9.00%	9.00%

The estimated benefit payments for the years after 2005 are as follows:

(in thousands)

2006	$14
2007	29
2008	35
2009	40
2010	25
2011-2015	286

$429

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

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

      In May 2004, the FASB issued FSP 106-2. This FSP provides guidance on the accounting for the effects of the Act. The guidance indicates that, when an employer initially accounts for the subsidy, the effect on the accumulated post-retirement benefit obligation should be accounted for as an actuarial gain (assuming no plan amendments are made). In addition, since the subsidy would affect the employer's share of its plan's costs, the subsidy is included in measuring the costs of benefits attributable to current service. Therefore, the subsidy should reduce service cost when it is recognized as a component of net periodic post-retirement benefit cost. This FSP became effective on July 1, 2004. The Company has concluded, in consultation with its actuarial service provider, that the adoption of this FSP did not have a material effect on the Company's consolidated financial statements.

Note 7-Stock Based Compensation Plans

      The Company provides its officers and key employees incentive and non-qualified options on a discretionary basis pursuant to two stock option plans, the 1995 Stock Option Plan ("1995 Plan") and the 2000 Stock Option Plan ("2000 Plan").

      The 1995 Plan, as amended, permits the granting of both incentive stock options and non-qualified stock options to employees at a price per share equivalent to the market value at the date of the grant. Options become exercisable immediately following the grant and expire ten years from the date of grant. The number of shares of common stock subject to issuance under the 1995 Plan is 75,000. At December 31, 2005, no further shares were available for future grant under the 1995 Plan.

      The 2000 Plan, as amended, provides for the granting of both incentive stock options and non-qualified stock options to employees at a price per share equivalent to the market value at the date of the grant. Options generally become exercisable immediately following the grant and expire ten years from the date of grant. The number of shares of common stock subject to issuance under the 2000 Plan is 150,000. At December 31, 2005, 57,543 shares were available for future grant under the 2000 Plan.

      In accordance with SFAS No. 123, the Company accounts for stock-based compensation for employees under APB Opinion No. 25, "Accounting for Stock Issued to Employees," using the intrinsic value method and has elected the disclosure-only alternative under SFAS No. 123.

      The following table summarizes the activity under the stock option plans for the three-year period ended December 31, 2005. This activity has been adjusted to reflect the four-for-three stock split which was effective on June 1, 2005:

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

			Weighted
			Average
	Number of	Price per	Price
	Shares	Share	per Share

	($000's)

Options outstanding at December 31, 2002	113,860	$6.09-$20.25	$16.41
Granted	66,667	18.08-20.14	18.91
Exercised	(15,601)	6.09-17.44	13.11
Canceled	(18,475)	15.29-20.25	18.40

Options outstanding at December 31, 2003	146,451	6.09-20.25	17.65
Granted	33,200	21.24	21.24
Exercised	(267)	11.81	11.81
Canceled	-	-	-

Options outstanding at December 31, 2004	179,384	6.09-21.24	18.32
Granted	107,433	19.51-19.67	19.60
Exercised	(19,164)	6.09-19.67	14.96
Canceled	(9,333)	20.14-21.24	20.49

Options outstanding at December 31, 2005	258,320	$6.09-$21.24	$19.02

Exercisable at December 31, 2005	249,431	$6.09-$21.24	$19.00

Exercisable at December 31, 2004	166,051	$6.09-$21.24	$18.34

Exercisable at December 31, 2003	119,784	$6.09-$20.25	$17.55

      The following table summarizes information about options outstanding and exercisable at December 31, 2005. All amounts have been adjusted to reflect the four-for-three stock split effective June 1, 2005.

	Options Outstanding			Options Exercisable

			Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Exercise	Shares	Life	Price	Shares	Price
Price	Outstanding	(in years)	per Share	Outstanding	per Share

$ 6.09	335	1.00	$ 6.09	335	$ 6.09
$ 7.13	333	2.00	$ 7.13	333	$ 7.13
$11.81	3,960	3.00	$11.81	3,960	$11.81
$15.29	17,568	5.00	$15.29	17,568	$15.29
$17.44	20,757	4.00	$17.44	20,757	$17.44
$18.08	40,000	7.58	$18.08	40,000	$18.08
$19.51	47,700	9.92	$19.51	47,700	$19.51
$19.67	59,468	9.00	$19.67	50,579	$19.67
$20.14	23,333	7.75	$20.14	23,333	$20.14
$20.25	14,333	6.00	$20.25	14,333	$20.25
$21.24	30,533	8.00	$21.24	30,533	$21.24

	258,320			249,431

      The weighted average fair value per share of options granted during 2005, 2004 and 2003 was $3.43, $3.57 and $3.06, respectively. The fair value of each option grant is estimated on the date of grant using the following assumptions:

	Year Ended December 31,

	2005	2004	2003

Risk-free interest rate	4.01%	3.12%	3.30%
Expected dividend yield	3.37%	3.04%	3.42%
Expected lives	5 years	5 years	5 years
Expected volatility	22.00%	24.00%	25.00%

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

Note 8-Shareholder Rights Plan

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

Note 9-Commitments and Contingencies

Termination of Merger Agreement

      On April 29, 2002, the Company entered into a definitive agreement with Philadelphia Suburban Corporation ("PSC") to merge into a wholly owned subsidiary of PSC with shareholders of the Company receiving shares of PSC in the merger. PSC subsequently changed its name to Aqua America, Inc. The merger was subject to several conditions, including approval by the shareholders of the Company and approval by the New Hampshire Public Utilities Commission ("New Hampshire PUC"). The review of the merger by the New Hampshire PUC and approval by the Company's shareholders was expected to occur in the first half of 2003.

      However, on November 26, 2002, the Board of Aldermen of the City of Nashua, New Hampshire (the "City") adopted a resolution calling for a referendum to authorize the City to pursue the acquisition, by an eminent domain proceeding or otherwise, of all or a portion of Pennichuck Water's system serving the residents of the City and others. The City's voters passed the referendum on January 14, 2003. On February 4, 2003, the Company announced that it had reached an agreement with PSC to terminate PSC's pending acquisition of the Company. The decision to terminate the merger agreement resulted from the City's ongoing efforts to acquire Pennichuck Water's utility plant and property by eminent domain. Legal and other expenses associated with the PSC merger transaction and related issues totaled approximately $231,000 for the year ended December 31, 2003. There were no expenses associated with the merger transaction during 2004 or 2005.

      Under current Internal Revenue Code regulations, costs relating specifically to the merger transaction may be deductible for federal income tax purposes in the year in which the merger is terminated. As a result, the Company deducted approximately $1.5 million of merger-related direct costs for federal income tax purposes in 2003.

Pending Municipalization Efforts

      On March 25, 2004, the City filed a petition with the New Hampshire PUC under the New Hampshire utility municipalization statute, NHRSA Ch. 38, seeking to take by eminent domain all of the utility assets of the Company's three utility subsidiaries. Under NHRSA Ch. 38, if the New Hampshire PUC makes a finding that it is in the public interest to do so, a municipality may take the assets of a utility providing service in that municipality. The New Hampshire PUC is also charged with determining the amount of compensation for the assets that it finds it is in the public interest for the municipality to take. On January 21, 2005, the New Hampshire PUC issued an order ruling, among other things, that (1) the City does not have the legal authority to pursue a taking of the assets of the two Pennichuck utility subsidiaries that provide no service in Nashua, Pennichuck East or Pittsfield Aqueduct and (2) the City does have the legal authority to pursue a potential taking of all

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

of the assets of Pennichuck Water, subject to a determination by the New Hampshire PUC as to what portion of those assets, if any, it is in the public interest for Nashua to take.

      Pursuant to an order issued by the New Hampshire PUC on October 1, 2004, the City filed written testimony on November 22, 2004 supporting its position that the proposed taking is in the public interest. The procedural schedule approved by the New Hampshire PUC provides for extensive discovery and the filing of additional written testimony by the parties, with a hearing on the issues of public interest and valuation currently scheduled for January 2007. The staff of the New Hampshire PUC is scheduled to file testimony on April 13, 2006 addressing, among other things, whether a taking of Pennichuck Water's assets by eminent domain would be in the public interest.

      If the City is successful in obtaining a determination by the New Hampshire PUC that it should be allowed to take some or all of Pennichuck Water's assets, the City is not required under NHRSA Ch. 38 to complete the taking and could ultimately choose not to proceed with the purchase of the assets. The Company cannot predict the ultimate outcome of these matters. It is possible that, if the acquisition efforts of the City are successful, the financial position of the Company would be materially impacted.

      Prior to the City's filing of its eminent domain case at the New Hampshire PUC, the Company filed a Petition for Declaratory Judgment in New Hampshire Superior Court seeking a determination that the City had waited too long to seek condemnation authority from the New Hampshire PUC after obtaining a public vote on November 26, 2002 regarding municipalization of water utility assets as well as a determination that NHRSA Ch. 38 was unconstitutional on a number of grounds and, later, that the New Hampshire PUC proceeding ultimately filed by the City exceeded the scope of the assets that were properly the subject of an attempted taking by the City under NHRSA Ch. 38. On September 1, 2004, the Superior Court ruled adversely to the Company on a number of these issues, deferred to the New Hampshire PUC with regard to the issue relating to the scope of the assets that the City could seek to acquire, and determined that one of the constitutional claims raised by the Company should be addressed only after the proceeding at the New Hampshire PUC had concluded. On October 22, 2004, the Company filed an appeal with the New Hampshire Supreme Court on a number of its claims, and on November 16, 2005 the court issued a ruling upholding the decision of the Superior Court.

      In addition to its efforts to obtain declaratory relief, the Company also brought suit against the City in New Hampshire Superior Court to obtain monetary damages that the Company believes resulted from the City's efforts to acquire some or all of the assets of the Company. The City removed the case to United States District Court for the District of New Hampshire and then sought to have the case dismissed in its entirety. On September 13, 2004, the District Court dismissed the Company's federal law claims without prejudice on the basis that the Company had not yet exhausted its available state law remedies and remanded the case to New Hampshire Superior Court for consideration of the Company's state law claims. On December 1, 2004, the Superior Court dismissed the remainder of the case without prejudice on the basis that the claim for damages was premature and giving the Company the right to refile the case at a later date depending on the outcome of the proceeding before the New Hampshire PUC.

      The Town of Pittsfield voted at its town meeting in 2003 to acquire the assets of the Company's Pittsfield subsidiary by eminent domain. In April 2003, the Town notified the Company in writing of the Town's desire to acquire the assets. The Company responded that it did not wish to sell the assets. Thereafter, no further action was taken by the Town until March 2005, when the Town voted to appropriate $60,000 to the eminent domain process. On March 22, 2005, the Company received a letter from the Town reiterating the Town's desire to acquire the assets of the Company's Pittsfield subsidiary, and by letter dated May 10, 2005, the Company responded that it did not wish to sell them. The Company does not have a basis to evaluate whether the Town will actively pursue the acquisition of the Company's Pittsfield assets by eminent domain.

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

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

      The Company cannot predict the ultimate outcome of these matters. It is possible that, if the acquisition efforts of the City and/or the Towns of Pittsfield or Bedford are successful, the financial position of the Company would be materially impacted. No adjustments have been recorded in the accompanying condensed consolidated financial statements for these uncertainties.

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

      The settlement with the Company was effected through (1) a Consent Order issued by the Bureau (the "New Hampshire Order") and (2) an SEC Order Instituting Cease-and-Desist Proceedings, Making Findings, and Imposing a Cease-and-Desist Order Pursuant to Section 21C of the Securities Exchange Act of 1934 (the "SEC Order"). The allegations in the Orders relate primarily to the Company's public disclosures regarding various transactions involving joint ventures formed by the Company's Southwood subsidiary (the "Southwood Joint Ventures"). The Southwood Joint Ventures were organized to commercialize land that had long had been held by the Company's principal water utility subsidiary. The Bureau and the SEC simultaneously entered into separate settlement agreements with Mr. Arel. The Company and Mr. Arel neither admitted nor denied any of the factual or legal allegations contained in their respective settlement documents. The New Hampshire Order directs the Company to refrain from any violation of the relevant provisions of New Hampshire law, and the SEC Order directs the Company to cease and desist from committing or causing any future violation of the relevant federal securities laws.

      The Company and Mr. Arel were jointly and severally required to pay to the State of New Hampshire an administrative fine of $50,000, and investigation costs of $60,000. Mr. Arel made both payments under the terms of a settlement between him and the Company. As of March 1, 2005, shareholders of the Company as of March 31, 2003 received a payment totaling $280,000 under the terms of the New Hampshire Order. Under the terms of an agreement between the Company and Mr. Arel, Mr. Arel was financially responsible for $160,000 of that amount and the Company was responsible for $120,000. In accordance with the terms of the New Hampshire Order, neither Mr. Arel nor any director of the Company who was a shareholder as of March 31, 2003 was entitled to receive any portion of the shareholder payment.

      In connection with the settlement of the Bureau and SEC investigations, the Company and Mr. Arel entered into a separate settlement regarding Mr. Arel's claim under a 1994 Insurance Funded Deferred Compensation Agreement with the Company (the "Deferred Compensation Agreement"). The Deferred Compensation Agreement was designed to provide Mr. Arel with supplemental retirement benefits such that, in general, upon retirement he would receive a monthly payment which, together with funds available under the the Company's defined benefit pension plan annuity, the annuity value of the Company's contributions to Mr. Arel's 401(k) plan and fifty percent (50%) of his projected social security benefits, would equal at least sixty percent (60%) of the average of Mr. Arel's last three years' annual base salary compensation. As of May 2003, the Company's annual obligation under the Deferred Compensation Agreement was approximately $57,200. The supplemental retirement payments would continue for Mr. Arel's lifetime, and for up to 10 years thereafter to his designated beneficiary. The amount of the supplemental retirement benefit is adjusted annually based upon the change in the Consumers Price Index. Under the Deferred Compensation Agreement, the Company purchased and agreed to maintain during Mr. Arel's lifetime a Company-owned cash value life insurance policy.

      Pending a resolution of the Bureau and SEC investigations, the Company withheld the payments under the Deferred Compensation Agreement that would otherwise have begun as of May 1, 2003. In connection with the settlement of any claim that the Company or Mr. Arel may have had against the other arising out of any allegation in the settlement documents with the Bureau and the SEC or the cessation of Mr. Arel's employment in May

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

2003, Pennichuck and Mr. Arel agreed that the Company may deduct, from the amount that it owes to Mr. Arel under the Deferred Compensation Agreement, Mr. Arel's $160,000 contribution toward the payment to the Company's shareholders required by the New Hampshire Order. The Company has agreed that after the deduction of such amount, it will make the monthly supplemental retirement payments under the Deferred Compensation Agreement.

Operating Leases

      The Company leases its corporate office space as well as certain office equipment under operating lease agreements expiring through April 2009. Total rent expense was approximately $174,000, $148,000 and $40,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company's remaining lease commitments for all leased equipment as of December 31, 2005 are as follows:

Amount

($000's)

2006	$203
2007	198
2008	165
2009	53
2010 and after	-

$619

Note 10-Guarantees

      As discussed in Note 4, Southwood holds a 50% interest in four limited liability companies known as HECOP I, HECOP II, HECOP III and HECOP IV, each of which owns land and three of which own a commercial office building, subject to a mortgage note with a local bank. The mortgage notes, totaling approximately $9.8 million, which are not included in the accompanying condensed consolidated balance sheets, are each secured by the underlying real property. In addition, Southwood is contingently liable on one-half of the outstanding balances of two of the three outstanding mortgages, and as such, it has issued a guarantee to the mortgagee for its share of the guaranteed indebtedness. At December 31, 2005, Southwood was contingently liable on approximately $3.2 million of mortgage indebtedness associated with the limited liability companies.

Note 11-Supplemental Disclosures on Cash Flow and Non-Cash Items

Supplemental cash flow information for the three years ended December 31 is presented below:

	2005		2004		2003

	($000's)

Cash paid during the year for:
Interest		$1,952		$1,947	$1,875
Income taxes		$62		$69	$132

Non-cash items:
Deferred gain on land sale	$	---	$	---	$1,224
Contributions in aid of construction		$3,358		$2,644	$1,811

Minimum pension liability adjustment:
Accrued pension liability		$1,057		$606	$78
Deferred tax and other		$170		$(272)	$222
Other comprehensive income (loss)		$(120)		$(217)	$454

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

Note 12-Business Segment Information

      The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. The Company's operating activities are grouped into three primary business segments as follows:

      Water utility-Involved in the collection, treatment and distribution of potable water for domestic, industrial, commercial and fire protection service in the City of Nashua and certain surrounding communities in southern and central New Hampshire.

Real estate-Involved in the ownership, development, management and sale of industrial and residential property in Nashua and Merrimack, New Hampshire.

Contract operations and other-Includes the contract operations and laboratory testing activities of the Service Corporation and sundry activities of the Company.

The following table presents information about the Company's three primary business segments:

	2005	2004	2003

	($000's)

Operating revenues:
Water utility	$21,551	$19,601	$18,680
Real estate	114	1,242	532
Contract operations & other	2,107	1,987	1,759

Total operating revenues	$23,772	$23,830	$20,971

Operating income:
Water utility	$4,804	$4,471	$4,113
Real estate	(105)	961	429
Contract operations & other	132	617	236

Total operating income	$4,831	$6,049	$4,778

Capital additions:
Water utility	$10,634	$7,459	$8,968
Real estate	-	-	-
Contract operations & other	-	-	24

Total capital additions	$10,634	$7,459	$8,992

Total assets:
Water utility	$118,626	$97,733	$92,031
Real estate	2,375	1,776	2,651
Contract operations & other	12,585	2,618	2,528

Total assets	$133,586	$102,127	$97,210

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

	2005	2004	2003

	($000's)

Depreciation and amortization expense:
Water utility	$3,237	$3,103	$2,884
Real estate	-	-	-
Contract operations & other	18	14	30

Total depreciation and amortization expense	$3,255	$3,117	$2,914

      The operating revenues within each business segment are sales to unaffiliated customers. Operating income is defined as segment revenues less operating expenses including allocable parent company expenses attributable to each business segment as shown below.

	2005	2004	2003

	($000's)

Allocated parent expenses:
Water utility	$1,178	$832	$709
Real estate	(43)	37	14
Contract operations & other	56	40	60

Total allocated parent expenses	$1,191	$909	$783

      The general and administrative expenses allocated by the parent company to its subsidiaries are calculated based primarily on a ratio of each subsidiary's revenues, assets, customer base and net plant to the consolidated amounts for each metric.

      In addition, all of the employees of the consolidated group (other than Southwood) are employees of Pennichuck Water, which in turn allocates a portion of its labor and other direct expenses and general and administrative expenses to the Company's other subsidiaries. This intercompany allocation reflects Pennichuck Water's estimated costs that are associated with conducting the activities within the Company's subsidiaries. The allocation of Pennichuck Water costs is based on, among other things, time records for direct labor, customer service activity, and accounting transaction activity.

      Within the water utility business segment, one customer accounted for approximately 9 percent of water utility revenues in 2005 and 2004. That same customer accounted for approximately 10 percent of water utility revenues in 2003. During 2005, 2004 and 2003, the water utility segment recorded approximately $1,942,000 $1,939,000 and $1,847,000, respectively, in water revenues which were derived from fire protection and other billings to the City of Nashua. As of December 31, 2005 and 2004, this customer accounted for approximately 10% of total accounts receivable.

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

Note 13-Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share amounts)

Year Ended December 31, 2005
Revenues	$4,860	$6,169	$7,012	$5,746
Operating Income	66	1,522	1,966	1,292
Net income	(460)	323	592	22
Earnings (loss) per common share
Basic	$(0.14)	$0.10	$0.14	$0.01
Diluted	$(0.14)	$0.10	$0.14	$0.01

Year Ended December 31, 2004
Revenues	$4,798	$5,412	$6,241	$6,574
Operating Income	742	1,284	1,696	2,522
Net income	(21)	215	577	1,049
Earnings (loss) per common share
Basic	$(0.01)	$0.07	$0.18	$0.32
Diluted	$(0.01)	$0.07	$0.18	$0.32

Note 14-Subsequent Events

Settlement of Pennichuck East Rate Increase

      In January 2006, the Company reached settlement with the New Hampshire PUC staff on its requested permanent rate relief for Pennichuck East that was filed in May 2005. A hearing on the settlement occurred on January 12, 2006. On February 24, 2006, the New Hampshire PUC issued a final written decision authorizing an annualized increase of approximately $760,000 effective retroactive for service rendered on and after June 16, 2005. The settlement did not stipulate the overall rate of return or the approved Rate Base.

Pending Acquisition

      In January 2005, the Company entered into an agreement to acquire three water systems with approximately 1,100 customers in the Lakes Region and central part of New Hampshire: the Locke Lake water system in Barnstead, the Birch Hill water system in Conway, and the Sunrise Estates water system in Middleton, New Hampshire. The acquisition is subject to the approval of the New Hampshire PUC. In January 2006 we entered into a settlement agreement with the New Hampshire PUC Staff and the Office of Consumer Advocate on the principal terms of these acquisitions. On February 2, 2006 the New Hampshire PUC conducted a public hearing on the settlement agreement. We expect the New Hampshire PUC to render a written order enabling us to proceed to close the acquisition in the second quarter of 2006.

Southwood's Sale of Interest in Westwood Park LLC

      As previously disclosed, Southwood has a 60% ownership in Westwood Park LLC, a consolidated joint venture formed in 1997 to develop a tract of land in northwest Nashua. In January 2006, Southwood and its partner, Winstanley Enterprises, Inc. ("Winstanley"), entered into an agreement whereby Southwood will transfer all its remaining interests in Westwood Park LLC to Winstanley for $51,000.

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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

      Information regarding our directors and executive officers required by this Item will appear under "Election of Directors" and "Corporate Governance, Board and Committee Membership" in our definitive Proxy Statement for our annual meeting of shareholders (the "Proxy Statement") to be held May 4, 2006, which we intend to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2005. Such information is incorporated by reference into this report.

Compliance with Section 16(a) of the Exchange Act

      Information about compliance with Section 16(a) of the Exchange Act required by this Item will appear under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2005. Such information is incorporated by reference into this report.

Code of Ethics

      Information regarding our code of ethics (the Company's Code of Ethics for Financial Professionals) required by this Item will appear under "Executive Compensation-Code of Ethics for Financial Professionals" in the Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2005. Such information is incorporated by reference into this report. We intend to satisfy the SEC disclosure requirement regarding amendments to, or waivers from, certain provisions of the Code of Ethics for Financial Professionals by posting such information on our website at www.pennichuck.com.

Item 11. EXECUTIVE COMPENSATION

      Information about compensation of our named executive officers and related matters required by this Item will appear under "Executive Compensation", "Corporate Governance, Board and Committee Membership", "Report of the Compensation and Benefits Committee" and "Comparative Stock Performance" in the Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2005. Such information is incorporated by reference into this report.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information about security ownership of certain beneficial owners and management required by this Item will appear under "General Disclosures - Security Ownership of Certain Beneficial Owners" and "General Disclosures - Security Ownership of Management" in the Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2005. Such information is incorporated by reference into this report. Information regarding securities authorized for issuance under equity compensation plans required by this Item will appear under "Executive Compensation-Equity Compensation Plans" in the Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2005. Such information is incorporated by reference into this report.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information about certain relationships and related transactions required by this Item will appear under "Executive Compensation-Certain Relationships and Related Transactions" in the Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2005. Such information is incorporated by reference into this report.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Information about principal accountant fees and services required by this Item will appear under "Relationship with Independent Accountants-Fees Paid to PricewaterhouseCoopers LLP" in the Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2005. Such information is incorporated by reference into this report.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) The following Consolidated Financial Statements of Pennichuck Corporation and subsidiaries for the year ended December 31, 2005 are included in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at
December 31, 2005 and 2004

Consolidated Statements of Income for each of
the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders'
Equity for each of the years ended December 31,
2005, 2004 and 2003

Consolidated Statements of Cash Flows for each
of the years ended December 31, 2005, 2004
and 2003

Notes to Consolidated Financial Statements

(2) The following Financial Statement Schedules of Pennichuck Corporation for each of the years 2005, 2004 and 2003 are included in this report:

I-Condensed Financial Information of Registrant
II-Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3) Exhibit Index:

The following is a list of exhibits which are either filed or incorporated by reference as part of this annual report on Form 10-K.

Exhibit
Number	Description of Exhibit

3.1	Restated Articles of Incorporation of Pennichuck Corporation (Filed as Exhibit 3.1 to the Company's 1990 Form 10-K Report and incorporated herein by reference).

3.2	Articles of Amendment to the Articles of Incorporation of Pennichuck Corporation (Filed as Exhibit 3.2 to the Company's 1994 Form 10-KSB Report and incorporated herein by reference).

3.3	Bylaws of Pennichuck Corporation (Filed as Exhibit 99.1 to the Company's Form 8-K, filed on March 28, 2006 and incorporated herein by reference).

Exhibit
Number	Description of Exhibit

3.4	Articles of Amendment to the Articles of Incorporation of Pennichuck Corporation (Filed as Exhibit 3.4 to the Company's 1999 second quarter Form 10-QSB Report and incorporated herein by reference).

3.5	Articles of Amendment to the Articles of Incorporation of Pennichuck Corporation (Filed as Exhibit 3.5 to the Company's 2000 second quarter Form 10-QSB Report and incorporated herein by reference).

3.6

Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock of Pennichuck Corporation (Filed as Exhibit 99.2 to the Company's Form 8-K, filed on March 28, 2006 and incorporated herein by reference).

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

10.1	Deferred Compensation Program for Directors of Pennichuck Corporation (Filed as Exhibit 10.2 to the Company's 1997 Form 10-KSB Report and incorporated herein by reference).*

10.2

Loan Agreement dated March 22, 2005 between Pennichuck Corporation and Fleet National Bank, a Bank of America Company. (Filed as Exhibit 10.1 to the Company's Form 8-K filed on March 28, 2005 and incorporated herein by reference).

Exhibit
Number	Description of Exhibit

10.3

Revolving Credit Promissory Note of Pennichuck Corporation to Fleet National Bank, a Bank of America Company, dated March 22, 2005 (Filed as Exhibit 10.2 to the Company's Form 8-K filed on March 28, 2005 and incorporated herein by reference).

10.4

Guaranty Agreement by Pennichuck Water Works, Inc. and Fleet National Bank, a Bank of America Company, dated March 22, 2005 (Filed as Exhibit 10.3 to the Company's Form 8-K filed on March 28, 2005 and incorporated herein by reference).

10.5

Subordination Agreement by Pennichuck Water Works, Inc. and Fleet National Bank, a Bank of America Company, and joined by Pennichuck Corporation, dated March 22, 2005 (Filed as Exhibit 10.4 to the Company's Form 8-K filed on March 28, 2005 and incorporated herein by reference).

10.6	Insurance Funded Deferred Compensation Agreement dated June 13, 1994 (Filed as Exhibit 10.9 to the Company's 1994 second quarter Form 10-QSB Report and incorporated herein by reference).*

10.7

1995 Stock Option Plan (Filed as Exhibit 4.1 to the Company's Post-Effective Amendment No. 1 to Registration Statement on Form S-8, filed September 17, 2001, No. 333-57352, and incorporated herein by reference).*

10.8

Loan Agreement dated April 8, 1998, between Pennichuck Corporation, Pennichuck East Utility, Inc. and Fleet Bank-NH (Filed as Exhibit 10.11 to the Company's 1998 second quarter Form 10-QSB report and incorporated herein by reference).

10.9

Form of Change of Control Agreement by and between Pennichuck Corporation and executive officers (Stephen J. Densberger, Bonalyn J. Hartley and Donald L. Ware) each dated January 8, 1999 (Filed as Exhibit 10.14 to the Company's 1999 first quarter Form 10-QSB Report and incorporated herein by reference).*

10.10

2000 Stock Option Plan (Exhibit 4.1 to the Company's Post-Effective Amendment No. 1 to Registration Statement on Form S-8, No. 333-57354, filed on September 17, 2001, and incorporated herein by reference).*

10.11

Employment Agreement between Donald L. Correll and Pennichuck Corporation dated August 4, 2003 (Filed as Exhibit 10.14 to the Company's 2003 third quarter Form 10-Q report and incorporated herein by reference).*

10.12

Amendment Agreement dated March 29, 2004 to Loan Agreement dated April 8, 1998, as amended, between Pennichuck Corporation and Pennichuck East Utility, Inc., as borrowers, The Southwood Corporation and Pennichuck Water Service Corporation as guarantors, and Fleet National Bank (Filed as Exhibit 10.18 to the Company's 2004 first quarter Form 10-Q and incorporated herein by reference).

10.13

Indenture of Lease dated as of April 23, 2004 by and between Pennichuck Water Works, Inc., as lessee and HECOP III, LLC, as lessor (Filed as Exhibit 10.19 to the Company's second quarter Form 10-Q and incorporated herein by reference).

10.14

Employment Agreement between William D. Patterson and Pennichuck Corporation dated January 31, 2005. (Filed as Exhibit 10.14 to the Company's 2004 Form 10-K Report and incorporated herein by reference) *

Exhibit
Number	Description of Exhibit

10.15	Guaranty Agreement between Pennichuck Corporation and Banknorth National Association. (Filed as Exhibit 10.15 to the Company's 2004 Form 10-K Report and incorporated herein by reference)

10.16	Amended and Restated Summary of Non-Employee Director Compensation.+*

10.17	Summary of Annual Incentive Bonus Plan.*

10.18	Form of Stock Option granted under the 1995 Stock Option Plan. (Filed as Exhibit 10.18 to the Company's 2004 Form 10-K Report and incorporated herein by reference)*

10.19	Form of Stock Option granted under the 2000 Stock Option Plan. (Filed as Exhibit 10.19 to the Company's 2004 Form 10-K Report and incorporated herein by reference)*

10.20

Employment Agreement by and between Michael C.J. Fallon and Pennichuck Corporation, dated as of January 31, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2005).*

10.21

Amendment Agreement by and among Pennichuck Corporation, Pennichuck East Utility, Inc., and Fleet National Bank, dated as of April 8, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2005).

10.22

Master Loan and Trust Agreement by and among the Business Finance Authority of the State of New Hampshire, Pennichuck Water Works, Inc. and the Bank of New York Trust Company, N.A., as trustee, dated as of October 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2005).

14	Code of Ethics for Financial Professionals (Filed as Exhibit 14 to the Company's 2003 Form 10-K report and incorporated herein by reference).

21	Subsidiaries of Pennichuck Corporation (Filed as Exhibit 21 to the Company's 1997 Form 10-KSB Report and incorporated herein by reference).

23	Consent of PricewaterhouseCoopers LLP.+

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.+**

32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.+**

___________________
*	Management contract or compensatory plan or arrangement.

+	Filed herewith.

**

Certification is not deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. Such certification is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act except to the extent that the registrant specifically incorporates it by reference.

SCHEDULE I-CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Pennichuck Corporation
Condensed Balance Sheets

	December 31,

	2005	2004

	($000's)

ASSETS

Current Assets:
Cash and cash equivalents	$3,888	$717
Restricted cash	8,000	-
Refundable income taxes	-	309
Prepaid expenses and other	37	77

Total Current Assets	11,925	1,103
Property and Equipment	-	-
Less allowances for depreciation	-	-

	-	-
Other assets	45	8
Deferred tax asset	-	-
Investment in subsidiaries	19,201	35,869

	$31,171	$36,980

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and other current liabilities	$631	$517
Line of credit	-	3,800
Current portion of long term debt	-	1,500
Long term debt	-	-
Other long term liabilities	(931)	332
Stockholders' equity	31,471	30,831

	$31,171	$36,980

SCHEDULE I-CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CON'T)

Pennichuck Corporation

	Years Ended December 31,

	2005	2004	2003

	($000's)

Operating revenues	$57	$55	$57
Operating expenses, including merger related costs	2,549	1,392	1,116

Operating Income (Loss)	(2,492)	(1,337)	(1,059)
Interest income & other	50	3	12
Interest (Expense)	---	(52)	4

Income (Loss) Before Income Taxes and Equity in Earnings
of Subsidiaries	(2,442)	(1,386)	(1,043)
Income Tax Benefit	961	549	354

Income (Loss) Before Equity in Earnings of Subsidiaries	(1,481)	(837)	(689)
Equity in Earnings of Subsidiaries	1,958	2,657	1,936

NET INCOME	$477	$1,820	$1,247

Condensed Statements of Cash Flows

	Years Ended December 31,

	2005	2004	2003

	($000's)

OPERATING ACTIVITIES	$(2,310)	$23	$(109)

INVESTING ACTIVITIES:
Equity Transfer to Subsidiary	---	2,064	2,010
Net increase in Property and Equipment and Other Assets	---	647	(24)

	---	2,711	1,986

FINANCING ACTIVITIES:
Proceeds from issuance of debt	(5,300)	1,800	2,000
Advances (to) from Subsidiaries	(6,780)	(2,171)	(3,858)
Payment of Dividends		(2,064)	(2,010)
Proceeds from Common Equity Offering	17,397	---	---
Proceeds from Dividend Reinvestment and Other, net	164	41	47

	5,481	(2,394)	(3,821)
INCREASE (DECREASE) IN CASH	3,171	340	(1,944)
Cash at Beginning of Year	717	377	2,321

CASH AT END OF YEAR	$3,888	$717	$377

SCHEDULE I-CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CON'T)

Pennichuck Corporation
Notes to Condensed Financial Statements

NOTE A-ACCOUNTING POLICIES

      Basis of Presentation. In the parent-company-only financial statements, the Company's investment in its subsidiaries is stated at cost plus equity in undistributed earnings of its subsidiaries. Parent-company-only financial statements should be read in conjunction with the Company's Annual Report to Shareholders for the year ended December 31, 2005.

NOTE B-COMMON DIVIDENDS FROM SUBSIDIARIES

Common stock cash dividends paid to Pennichuck Corporation by its subsidiaries were as follows:

	2005	2004	2003

	($000's)

Pennichuck Water Works, Inc.	$-	$-	$933
Pittsfield Aqueduct Company, Inc.	-	-	-
Pennichuck East Utility, Inc.	-	-	48
The Southwood Corporation	250	2,064	1,029

TOTAL	$250	$2,064	$2,010

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

				Balance
	Balance at	Charged to		at End
	Beginning	Costs and		of
	of Period	Expenses	Deductions(1)	Period

	($000's)

Allowance for doubtful accounts
2005	$37	$11	$11	$37
2004	$37	$6	$6	$37
2003	$40	$13	$16	$37
___________________
(1)	Amounts include accounts receivable write-offs net of recoveries.
Valuation allowance for deferred tax asset (2)
2005	$300	$-	$-	$300
2004	$300	$-	$-	$300
2003	$300	$-	$-	$300
___________________
(2)	See Note 2 in the Notes to the accompanying Consolidated Financial Statements.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st of March 2006.

PENNICHUCK CORPORATION

	By:	/s/ DONALD L. CORRELL

Donald L. Correll,
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DONALD L. CORRELL	President, Chief Executive Officer and	March 31, 2006
Director (Principal Executive Officer)
Donald L. Correll

/S/ WILLIAM D. PATTERSON	Senior Vice President and Chief Financial	March 31, 2006
Officer (Principal Financial Officer)
William D. Patterson

/S/ DANIEL F. INCROPERA	Controller (Principal Accounting Officer)	March 31, 2006

Daniel F. Incropera

/S/ JOSEPH A. BELLAVANCE	Director	March 31, 2006

Joseph A. Bellavance

/S/ STEVEN F. BOLANDER	Director	March 31, 2006

Steven F. Bolander

/S/ MICHELLE L. CHICOINE	Director	March 31, 2006

Michelle L. Chicoine

/S/ ROBERT P. KELLER	Director	March 31, 2006

Robert P. Keller

/S/ JOHN R. KREICK	Director	March 31, 2006

John R. Kreick

/s/ HANNAH M. McCARTHY	Director	March 31, 2006

Hannah M. McCarthy

/S/ JAMES M. MURPHY	Director	March 31, 2006

James M. Murphy

/S/ MARTHA E. O'NEILL	Director	March 31, 2006

Martha E. O'Neill
