Form 10-Q
period 2006-03-31
PENNICHUCK CORP
filed 2006-05-15
CIK 788885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

The number of shares of the registrant's common stock, $1 par value, outstanding as of May 10, 2006 was 4,207,937.


PENNICHUCK CORPORATION AND SUBSIDIARIES
FORM 10-Q
March 31, 2006

CONTENTS

		Page

PART I: FINANCIAL INFORMATION

Item 1.		Financial Statements (Unaudited)

		Condensed Consolidated Balance Sheets:
		March 31, 2006 and December 31, 2005	3

		Condensed Consolidated Statements of Operations:
		Three months ended March 31, 2006 and 2005	4

		Condensed Consolidated Statements of Cash Flows:
		Three months ended March 31, 2006 and 2005	5

		Notes to Condensed Consolidated Financial Statements	6

Item 2.		Management's Discussion and Analysis of Financial

		Condition and Results of Operations	16

Item 3.		Quantitative and Qualitative Disclosures about Market Risk	30

Item 4.		Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Not Applicable

Item 3.	Defaults upon Senior Securities	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders	Not Applicable

Item 5.	Other Information	34

Item 6.	Exhibits	34

SIGNATURES		35

CERTIFICATIONS		36


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2006	2005

	(Unaudited)

ASSETS
Property, plant and equipment	$140,134	$135,959
Less accumulated depreciation	(34,740)	(33,866)

Net property, plant and equipment	105,394	102,093

Current Assets
Cash and cash equivalents	611	3,891
Restricted cash	3,995	6,276
Investments	7,986	8,000
Accounts receivable, net of allowance of $37
in 2006 and 2005	3,627	3,910
Refundable income taxes	677	-----
Materials and supplies, at cost	643	647
Prepaid expenses and other current assets	459	676

	17,998	23,400

Other Assets
Deferred land costs	1,818	1,742
Deferred charges and other assets	6,000	5,844
Investment in real estate partnerships	521	507

	8,339	8,093
TOTAL ASSETS	$131,731	$133,586

STOCKHOLDERS' EQUITY AND LIABILITIES
Stockholders' Equity
Common stock - $1 par value
Authorized - 11,500,000 shares
Issued - 4,195,188 and 4,190,972 shares, respectively	$4,195	$4,191
Additional paid in capital	32,301	32,221
Retained earnings	8,773	10,172
Accumulated other comprehensive income	(771)	(810)
Less treasury stock, at cost; 1,202 shares	(138)	(138)

	44,360	45,636
Minority interest	-----	3
Long-term debt, less current portion	40,940	41,338
Current Liabilities
Current portion of long-term debt	506	118
Accounts payable	802	2,044
Accrued interest payable	596	513
Other accrued liabilities	1,845	1,495

	3,749	4,170

Deferred Credits and Other Reserves
Contributions in aid of construction	27,284	27,224
Deferred income taxes	10,569	10,244
Other liabilities and deferred credits	4,829	4,971

TOTAL STOCKHOLDERS' EQUITY & LIABILITIES	$131,731	$133,586

See notes to condensed consolidated financial statements


PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended

	March 31,	March 31,
	2006	2005

Revenues
Water utility operations	$4,589	$4,330
Water management services	511	511
Real estate operations	22	----
Other	18	14

	5,140	4,855

Operating Expenses
Water utility operations	4,363	4,246
Water management services	472	424
Real estate operations	70	91
Other	29	33

	4,934	4,794

Operating Income	206	61

Eminent domain expenses	(1,046)	(341)
Other income (expense), net	15	(12)
Net earnings (loss) from investments accounted for
under the equity method	13	5
Allowance for funds used during construction	170	58
Interest income	98	3
Interest expense	(594)	(549)

Loss Before Benefit for Income Taxes	(1,138)	(775)

Benefit for Income Taxes	431	315

Net Loss	$(707)	$(460)

Other comprehensive income, net of tax
Unrealized gain on derivative instruments	38	31

Comprehensive Loss	$(669)	$(429)

Loss per Common Share:
Basic	$(.17)	$(.14)
Diluted	$(.17)	$(.14)

Weighted Average Common Shares Outstanding:
Basic	4,191,273	3,220,128
Diluted	4,191,273	3,220,128

Dividends Paid per Common Share	$.165	$.161

See notes to condensed consolidated financial statements


PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended

	March 31,	March 31,
	2006	2005

Operating Activities:
Net loss	$(707)	$(460)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	801	896
Amortization of deferred investment tax credits	(8)	(8)
Provision for deferred income taxes	300	345
Allowance for funds used during construction	(170)	(58)
Undistributed earnings in real estate partnerships	(13)	(21)
Special dividend distribution	-----	(280)
Changes in other assets and liabilities	(1,213)	(1,534)

Net cash used in operating activities	(1,010)	(1,120)

Investing Activities:
Purchases of property, plant and equipment	(3,870)	(1,115)
Contributions in aid of construction	8	6
Decrease (increase) in restricted cash	2,282	(832)
Sale of investment securities, net	14	-----
Change in deferred land costs	(76)	(508)

Net cash used in investing activities	(1,642)	(2,449)

Financing Activities:
Repayments on line of credit	-----	(280)
Payments on long-term debt	(13)	(14)
Proceeds from long-term borrowings	-----	4,500
Debt issuance costs	(7)	(1,085)
Proceeds from issuance of common stock and
dividend reinvestment plan	83	40
Dividends paid	(691)	(519)

Net cash (used in) provided by financing activities	(628)	2,642

DECREASE IN CASH AND CASH EQUIVALENTS	(3,280)	(927)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	3,891	969

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$611	$42

Supplemental Cash Flow Information: Interest paid was approximately $520,000 and $440,000 for the three months ended March 31, 2006 and 2005, respectively. Income taxes paid were approximately $2,000 and $5,000 for the three months ended March 31, 2006 and 2005, respectively. Non-cash items for the three months ended March 31, 2006 and 2005 included contributions in aid of construction totaling approximately $63,000 and $532,000, respectively.

See notes to condensed consolidated financial statements


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2006

Note 1 - Background

      These financial statements include the accounts of Pennichuck Corporation (the "Company") and its wholly-owned subsidiaries, Pennichuck Water Works, Inc. ("Pennichuck Water"), Pennichuck East Utility, Inc. ("Pennichuck East"), Pittsfield Aqueduct Company, Inc. ("Pittsfield"), Pennichuck Water Service Corporation (the "Service Corporation") and The Southwood Corporation ("Southwood"). The financial statements also include the accounts of Westwood Park LLC ("Westwood") through February 22, 2006 in which Southwood owned a 60% majority interest. All significant intercompany transactions have been eliminated in consolidation. These financial statements reflect all adjustments that are of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results of interim periods.

Note 2 - Summary of Significant Accounting Policies

(a) Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The Balance Sheet amounts shown under the December 31, 2005 column have been derived from the audited financial statements of the Company as contained in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

(c) Restricted Cash

      Restricted cash consists primarily of funds held in escrow by the trustee of certain water facility revenue bonds related to various capital projects that the Company anticipates it will complete during 2006. The funds will be used to reimburse the Company for such project costs as they are incurred.


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2006

(d) Revenues

      Standard charges for water utility services to customers are recorded as revenue, based upon meter readings and contract service, as services are provided. The majority of the Company's water revenues are based on rates approved by the New Hampshire Public Utilities Commission ("New Hampshire PUC"). Estimates of unbilled service revenues are recorded in the period the services are provided. Provision is made in the financial statements for estimated uncollectible accounts.

      Water management services include contract operations and maintenance, water testing and billing services to municipalities and small, privately owned community water systems. In accordance with guidance contained in Staff Accounting Bulletin No.104, the Company records revenues for this business segment in one of two ways. Contract revenues are amounts that are billed and recognized on a monthly recurring basis in accordance with agreed-upon contract rates. Unplanned additional work is billed and recognized based on time and materials incurred in connection with activities not specifically mentioned, or which exceed levels specifically mentioned, in the contracts. Time and material charges for unplanned work is accumulated weekly and is billed and recognized on a monthly basis.

      Revenues from real estate operations, other than undistributed earnings from equity method joint ventures, are recorded upon completion of a sale of land parcels which the Company owns in accordance with paragraph 3 of SFAS No. 66, "Accounting for Sales of Real Estate." Excluding the joint ventures, the Company's real estate holdings are comprised solely of undeveloped land.

(e) Earnings Per Share

      The Company computes earnings per share following the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic net income per share is computed using the weighted-average number of common shares outstanding for a period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding for the period. For the three months ended March 31, 2006 and 2005, dilutive potential common shares outstanding consisted of employee stock options. Diluted loss per share is the same as basic loss per share for the three month periods ended March 31, 2006 and 2005 as the effects of potential common shares are antidilutive.

      The dilutive effect of outstanding stock options is computed using the treasury stock method. Calculations of the basic and diluted net income per common share and potential common shares are as follows:


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2006

	Three Months Ended
	March 31,
	2006	2005

	(In thousands, except share
	and per share data)

Basic loss per share	$(0.17)	$(0.14)
Dilutive effect of unexercised stock options	-	-

Diluted loss per share	$(0.17)	$(0.14)

Numerator:
Basic net loss	$(707)	$(460)

Diluted net loss	$(707)	$(460)

Denominator:
Basic weighted average shares outstanding	4,191,273	3,220,128
Dilutive effect of unexercised stock options	-	-

Diluted weighted average shares outstanding	4,191,273	3,220,128


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2006

Note 3: Stock-Based Compensation

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R). SFAS 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principals Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The Company adopted the provisions of SFAS 123R as of January 1, 2006 using the modified prospective transition method, which does not require restatement of prior year results. The resulting impact on the income statement for the period ended March 31, 2006 is approximately $3,000, net of taxes of $1,000. SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized as compensation expense in the financial statements based on their fair value.

      Prior to January 1, 2006, the Company followed APB 25 and the disclosure requirements for SFAS 123(R) with pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting as defined in SFAS 123 has been applied. The Company's consolidated financial statements as of and for the first quarter of 2006 reflect the impact of adopting SFAS 123(R). The total compensation cost related to non-vested stock option awards not yet recognized is an expense of approximately $8,000, net of tax. These costs are expected to be recognized over the next twelve months.

      The Company provides its officers and key employees incentive and non-qualified options on a discretionary basis pursuant to two stock option plans, the 1995 Stock Option Plan ("1995 Plan") and the 2000 Stock Option Plan ("2000 Plan").

      The 1995 Plan, as amended, permits the granting of both incentive stock options and non-qualified stock options to employees at a price per share equivalent to the market value at the date of the grant. Options become exercisable immediately following the grant and expire ten years from the date of grant. The number of shares of common stock subject to issuance under the 1995 Plan is 75,000. At March 31, 2006, no further shares were available for future grant under the 1995 Plan.

      The 2000 Plan, as amended, provides for the granting of both incentive stock options and non-qualified stock options to employees at a price per share equivalent to the market value at the date of the grant. Options generally become exercisable immediately following the grant and expire ten years from the date of grant. The number of shares of common stock subject to issuance under the 2000 Plan is 150,000. At March 31, 2006, 59,628 shares were available for future grant under the 2000 Plan.

      For purposes of calculating the fair value of each stock grant at the date of grant, the Company used the Black Scholes Option Pricing model. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123(R) to the stock-based employee compensation for the three months ended March 31, 2005:

Three Months Ended
March 31,
2005

(In thousands, except per share data)

Net loss available to common shareholders	$(460)
Less: Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related taxes	(212)

Pro forma net loss	$(672)

Basic net loss per share:
As reported	$(0.14)
Pro forma	$(0.21)

Diluted net loss per share:
As reported	$(0.14)
Pro forma	$(0.21)

A summary of option activity under the Company's stock option plans as of March 31, 2006, and changes during the period ended March 31, 2006 were as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value

Options outstanding at December 31, 2005	258,320	$19.02
Granted	-	-
Exercised	(2,064)	18.11
Canceled	(2,085)	19.58

Options outstanding at March 31, 2006	254,171	$19.02	7.53	$880,554

Exercisable at March 31, 2006	245,282	$18.98	7.48	$850,825

A summary of the status of the Company's non-vested shares as of March 31, 2006 is presented below:

Weighted
	Number	Average
	of	Grant Date
	Shares	Price

Non-vested shares at January 1, 2006	8,889	$19.67
Granted	-	-
Exercised	-	-
Canceled	-	-

Non-vested shares at March 31, 2006	8,889	$19.67

Note 4 - New Accounting Pronouncements

      In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations (an interpretation of FASB Statement No. 143)", which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. The obligation to perform the asset retirement activity is unconditional even if uncertainty exists about the timing and (or) method of settlement. The Company adopted this standard as required in 2005 and has determined that no additional asset retirement obligations exist as of March 31, 2006.

      In November 2005, the FASB released FSP No. FAS 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards". FSP No. FAS 123(R)-3 provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. Specifically, FSP No. 123(R)-3 allows an entity to apply either the accounting treatment of the tax effects of share-based payment awards to employees as prescribed by SFAS No. 123(R) or the alternative transition method prescribed by FSP No. 123(R)-3. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of FSP No. FAS 123(R)-3 to evaluate its available transition alternatives and make a one-time election. Until and unless an entity elects the transition method described in FSP No. FAS 123(R)-3, the entity should follow the transition method described in SFAS No. 123(R). The Company is in the process of evaluating these available transition alternatives.

      In February 2006, the FASB released FSP No. FAS 123(R)-4, "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event". FSP No. 123(R)-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event and amends paragraphs 32 and A229 of SFAS No. 123(R). SFAS 123(R) requires all entities to recognize the fair value of share-based payment awards classified in equity, unless they are unable to reasonably estimate the fair value of the award. The Company uses the fair value method for share-based payment awards and therefore the provisions of SFAS No. 123(R)-4 will have no impact on the Consolidated Financial Statements.

      In February 2006, the FASB released SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. SFAS No. 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. Additionally, SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 also amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument. We believe that there will be no material effect on the Company's financial position or results of operations upon the adoption of this interpretation.

      In March 2006, the FASB released SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. SFAS No. 140 establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practical. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. We believe that there will be no material effect on the Company's financial position or results of operations upon the adoption of this interpretation.


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2006

Note 5 - Benefit Plans

Pension Plan

      The Company sponsors a non-contributory, defined benefit pension plan (the "Plan") that covers substantially all full-time employees. The benefits are formula-based, giving consideration to both past and future service as well as participant compensation levels. The Company's funding policy is to contribute annually allowable amounts deductible for federal tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. During the three month periods ended March 31, 2006 and 2005, the Company contributed approximately $146,000 and $6,000, respectively, to the Plan. The Company anticipates that it will contribute approximately $380,000 to the Plan in 2006.

      SFAS No. 132R, "Employers' Disclosures about Pension and Other Postretirement Benefits", requires disclosure of the net periodic pension and postretirement benefit cost. Components of net periodic pension benefit cost were as follows:

	Three Months Ended
	March 31,
	2006	2005

	(in thousands)

Service cost	$72	$61
Interest cost	64	74
Expected return on plan assets	(60)	(76)
Amortization of prior service cost	-	-
Amortization of transition asset	(2)	(3)
Recognized net actuarial loss	16	13

Net periodic benefit cost	$90	$69

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

There were no contributions to these Plans during the three months ended March 31, 2006 and 2005. The Company anticipates that it will contribute approximately $110,000 for these benefits in 2006.


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2006

Components of net periodic post-retirement and post-employment benefit costs were as follows:

	Three Months Ended
	March 31,
	2006	2005

	(in thousands)

Service cost	$29	$23
Interest cost	22	21
Expected return on plan assets	(9)	(7)
Amortization of prior service cost	8	10
Amortization of transition asset	-	-
Recognized net actuarial loss	1	2

Net periodic benefit cost	$51	$49

      The net periodic pension and other post-retirement benefit costs for the first quarter were estimated based on the latest available participant census data. A full actuarial valuation will be completed during the second quarter of 2006. At that time, the cost amounts will be adjusted based on the actuarial study results.

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

      In May 2004, the FASB issued FSP 106-2. This FSP provides guidance on the accounting for the effects of the Act. The guidance indicates that, when an employer initially accounts for the subsidy, the effect on the accumulated postretirement benefit obligation should be accounted for as an actuarial gain (assuming no plan amendments are made). In addition, since the subsidy would affect the employer's share of its plan's costs, the subsidy is included in measuring the costs of benefits attributable to current service. Therefore, the subsidy should reduce service cost when it is recognized as a component of net periodic postretirement benefit cost. This FSP became effective on July 1, 2004. The Company has concluded, in consultation with its actuarial service provider, that the adoption of this FSP did not have a material effect on the Company's combined financial statements.

Note 6 - Commitments and Contingencies

Pending Municipalization Efforts

      On March 25, 2004, the City of Nashua (the City) filed a petition with the New Hampshire PUC under the New Hampshire utility municipalization statute, NHRSA Ch. 38, seeking to take by eminent domain all of the utility assets of the Company's three utility subsidiaries. Under NHRSA Ch. 38, if the


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2006

New Hampshire PUC makes a finding that it is in the public interest to do so, a municipality may take the assets of a utility providing service in that municipality. The New Hampshire PUC is also charged with determining the amount of compensation for the assets that it finds it is in the public interest for the municipality to take. On January 21, 2005, the New Hampshire PUC issued an order ruling, among other things, that (1) the City does not have the legal authority to pursue a taking of the assets of the two Pennichuck utility subsidiaries that provide no service in Nashua, Pennichuck East or Pittsfield and (2) the City does have the legal authority to pursue a potential taking of all of the assets of Pennichuck Water, subject to a determination by the New Hampshire PUC as to what portion of those assets, if any, it is in the public interest for Nashua to take.

      Pursuant to an order issued by the New Hampshire PUC on October 1, 2004, the City filed written testimony on November 22, 2004 supporting its position that the proposed taking is in the public interest. The procedural schedule approved by the New Hampshire PUC provides for extensive discovery and the filing of additional written testimony by the parties, with a hearing on the issues of public interest and valuation currently scheduled for January 2007. The staff of the New Hampshire PUC filed testimony on April 13, 2006 in which it concluded that an eminent domain taking is not in the public interest. The position taken by the New Hampshire PUC staff does not constitute a determination by the New Hampshire PUC itself. The City and other parties, including the Company, will have an opportunity to file additional written testimony on May 22, 2006 and on several other dates prior to the hearing in January 2007.

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

      Prior to the City's filing of its eminent domain case at the New Hampshire PUC, the Company filed a Petition for Declaratory Judgment in New Hampshire Superior Court seeking a determination that the City had waited too long to seek condemnation authority from the New Hampshire PUC after adopting a formal resolution on November 26, 2002 regarding municipalization of water utility assets as well as a determination that NHRSA Ch. 38 was unconstitutional on a number of grounds and, later, that the New Hampshire PUC proceeding ultimately filed by the City exceeded the scope of the assets that were properly the subject of an attempted taking by the City under NHRSA Ch. 38. On September 1, 2004, the Superior Court ruled adversely to the Company on a number of these issues, deferred to the New Hampshire PUC with regard to the issue relating to the scope of the assets that the City could seek to acquire, and determined that one of the constitutional claims raised by the Company should be addressed only after the proceeding at the New Hampshire PUC had concluded. On October 22, 2004, the Company filed an appeal with the New Hampshire Supreme Court on a number of its claims, and on November 16, 2005 the court issued a ruling upholding the decision of the Superior Court.

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
March 31, 2006

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

      The Company cannot predict the ultimate outcome of these matters. It is possible that, if the acquisition efforts of the City and/or the Towns of Pittsfield or Bedford are successful, the financial position, results of operations and cash flows of the Company would be materially impacted. No adjustments have been recorded in the accompanying condensed consolidated financial statements for these uncertainties.

Settlement of Regulatory Investigation

      The Company and Maurice L. Arel, the Company's former President and Chief Executive Officer, were the subject of parallel investigations by the New Hampshire Bureau of Securities Regulation (the "Bureau") and the U.S. Securities and Exchange Commission (the "SEC") that began in late 2002 and early 2003, respectively. Effective December 16, 2004, the Bureau and the SEC entered into settlements with the Company and Mr. Arel regarding matters related to those investigations. Under the terms of the settlement with the Bureau, the Company's shareholders as of March 31, 2003 received a payment totaling $280,000 as of March 1, 2005. Mr. Arel was financially responsible for $160,000 of that amount and the Company was responsible for the balance. In accordance with the terms of the Bureau settlement, neither Mr. Arel nor any director of the Company who was a shareholder as of March 31, 2003 was entitled to receive any portion of the shareholder payment. The Company's investigation-related expenses were $30,000 for the three months ended March 31, 2005. There were no investigation-related expenses for the three months ended March 31, 2006.


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2006

Supplemental Retirement Benefit to Former Chief Executive Officer

      In connection with the settlement of the Bureau and SEC investigations, the Company and Mr. Arel entered into a separate settlement regarding Mr. Arel's claim under a 1994 Insurance Funded Deferred Compensation Agreement with the Company, as disclosed in previous filings, including the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Guarantee of Subsidiary Indebtedness

      Southwood holds a 50% interest in four limited liability companies known as HECOP I, HECOP II, HECOP III and HECOP IV, each of which owns land and three of which each own a commercial office building, subject to a mortgage note. The remaining 50% ownership interest in each of the LLCs is principally held by John Stabile, owner of H. J. Stabile & Son, Inc. The mortgage notes, totaling approximately $9.7 million, which are not included in the accompanying condensed consolidated balance sheets, are each secured by the underlying real property. In addition, Southwood is contingently liable on one-half of the outstanding balances of two of the three outstanding mortgages, and as such, it has issued a guarantee to the mortgagee for its share of the guaranteed indebtedness. At March 31, 2006, Southwood was contingently liable on approximately $3.2 million of mortgage indebtedness associated with the limited liability companies.

Note 7 - Segment Reporting

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

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2006

	Three Months Ended
	March 31,
	2006	2005

	(In thousands)

Revenues:
Water utility operations	$4,589	$4,330
Water management services	511	511
Real estate operations	22	-
Other	18	14

Consolidated total	$5,140	$4,855

Segment Net Income (Loss):
Water utility operations	$(5)	$(228)
Water management services	29	54
Real estate operations	(28)	(52)
Other	(703)	(234)

Consolidated total	$(707)	$(460)

	March 31,	March 31,
	2006	2005

Total Assets:
Water utility operations	$118,055	$103,051
Water management services	222	319
Real estate operations	1,673	1,240
Other	11,781	625

Consolidated total	$131,731	$105,235

Note 8 - Subsequent Events

System Acquisition

      In January 2005, the Company entered into an agreement to acquire three water systems with approximately 1,100 customers in the Lakes Region and central part of New Hampshire: the Locke Lake water system in Barnstead, the Birch Hill water system in Conway, and the Sunrise Estates water system in Middleton, New Hampshire. The acquisition is our largest since 1998. In January 2006 we entered into a settlement agreement with the New Hampshire PUC staff and the Office of Consumer Advocate on the principal terms of these acquisitions. On February 2, 2006, the New Hampshire PUC conducted a public hearing on the settlement agreement and on March 24, 2006, rendered a final written decision approving such agreement. We expect to close the acquisition of the water systems in the second quarter of 2006.

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

      We are a non-operating holding company whose income is derived from the earnings of our five wholly owned subsidiaries. We are engaged primarily in the collection, storage, treatment and distribution of potable water for domestic, industrial, commercial and fire protection service in southern and central New Hampshire through our three utility subsidiaries: Pennichuck Water, Pennichuck East and Pittsfield. Our water utility revenues constituted 89% of our consolidated revenues in each of the three month periods ended March 31, 2006 and 2005. Pennichuck Water, our principal subsidiary, accounted for 69% and 73% of our consolidated revenues for the three months ended March 31, 2006 and 2005, respectively. Pennichuck Water's core franchise area presently includes the City of Nashua, New Hampshire (the City) and 10 surrounding municipalities.

      Our water subsidiaries are regulated by the New Hampshire Public Utilities Commission ("New Hampshire PUC") and must obtain New Hampshire PUC approval to increase their water rates to recover increases in operating expenses and to obtain the opportunity to earn a return on investments in plant and equipment. New Hampshire law provides that utilities are entitled to charge rates which permit them to earn a reasonable return on the cost of the property employed in serving its customers, less accrued depreciation, contributed capital and deferred income taxes ("Rate Base"). The cost of capital permanently employed by a utility in its utility business marks the minimum rate of return which a utility is lawfully entitled to earn on its Rate Base. Capital expenditures associated with complying with federal and state water quality standards have historically been recognized and approved by the New Hampshire PUC for inclusion in the Company's water rates, though there can be no assurance that the New Hampshire PUC will approve future rate increases in a timely or sufficient manner to cover the Company's capital expenditures.

      The businesses of our two other subsidiaries are non-regulated water management services and real estate development and investment. Service Corporation provides various non-regulated water-related monitoring, maintenance, testing and compliance reporting services for water systems for various towns, businesses and residential communities in and around southern and central New Hampshire. Its most significant contracts are with the Town of Hudson, New Hampshire, the Town of Salisbury, Massachusetts and, under a proposed joint venture with a third party, the Town of Barnstable, Massachusetts.

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


income. Southwood's contributions from the sale of real estate have increased the fluctuations in the Company's net income during that period. The Company expects that Southwood will contribute a smaller proportion of its future revenues and earnings.

Forward - Looking Statements

      In addition to historical financial information, this quarterly report, including management's discussion and analysis, contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based upon, among other things, the Company's current assumptions, expectations and beliefs concerning future developments and their potential effect on the Company. These forward-looking statements involve risks, uncertainties and other factors, many of which are outside the Company's control, that may cause its actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. In some cases you can identify forward-looking statements where statements are preceded by, followed by, or include the words "in the future," "believes," "expects," "anticipates," "plans" or similar expressions, or the negative thereof.

      Forward-looking statements involve risks and uncertainties, and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Such factors include, among other things, whether eminent domain proceedings are successful against some or all of the Company's water utility assets, the success of applications for rate relief, changes in governmental regulations, changes in the economic and business environment that may impact demand for the Company's water and real estate products, changes in capital requirements that may affect the Company's level of capital expenditures, changes in business strategy or plans and fluctuations in weather conditions that impact water consumption. For a complete discussion of our risk factors, see Item 1A, Risk Factors, in our Annual Report on Form 10-K for the period ended December 31, 2005, as updated in Part II, Item 1A, Risk Factors, included in this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

City of Nashua's Ongoing Eminent Domain Proceeding

      The City's Mayor stated his opposition to the Company's proposed merger with Aqua America almost immediately after it was announced in April 2002. In January 2003, Nashua residents approved a referendum authorizing the City to pursue the acquisition of the Company's assets by eminent domain or otherwise. In March 2004, as part of the eminent domain process, the City filed a petition with the New Hampshire PUC seeking approval to acquire all of the Company's water utility assets, whether or not related to the Company's Nashua service area.

      The Company has vigorously opposed the efforts of the City to acquire its assets by eminent domain and intends to continue to do so, although it has publicly stated its desire to work with the City toward a fair and equitable solution. The New Hampshire PUC has set a schedule for the eminent domain proceeding which, if not further revised, would result in a hearing on the merits of the City's petition being held in January 2007. The staff of the New Hampshire PUC filed testimony on April 13, 2006 in which it concluded that an eminent domain taking is not in the public interest. The position taken by the New Hampshire PUC staff does not constitute a determination by the New Hampshire PUC itself. The Company's eminent domain related expenses during the three months ended March 31, 2006 and 2005 were $1,046,000 and $341,000, respectively. The status of these eminent domain efforts is discussed in greater detail in Note 5: "Commitments and Contingencies - Eminent Domain," to the notes to Condensed Consolidated Financial Statements.


SEC and New Hampshire Investigations and Settlement

      The Company and its former President and Chief Executive Officer, who resigned in April 2003, were the subject of parallel investigations by the SEC and the New Hampshire Bureau of Securities Regulation ("the Bureau") that began in early 2003 and late 2002, respectively, as disclosed in previous filings, including the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

      Effective December 16, 2004, the SEC and the Bureau entered into settlements with the former President and the Company. Under the terms of the New Hampshire settlement, the Company's shareholders as of March 31, 2003 received a payment totaling $280,000 as of March 1, 2005. The former President was financially responsible for $160,000 of that amount and the Company was responsible for the balance. The Company's investigation-related expenses were $28,000 for the three months ended March 31, 2005. The Company had no investigation-related expenses for the three months ended March 31, 2006.

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

      Pennichuck Water Rate Relief Filing. On May 9, 2006, Pennichuck Water filed a Notice of Intent to file rate schedules with the New Hampshire PUC primarily to recover a portion of costs incurred for its water treatment plant upgrade project. We do not expect a final decision on this request until early 2007.

      Acquisitions. In January 2005, the Company entered into an agreement to acquire three water systems with approximately 1,100 total customers in the Lakes Region and central part of New Hampshire: the Locke Lake water system in Barnstead, the Birch Hill water system in Conway and the Sunrise Estates water system in Middleton, New Hampshire. The acquisition is the Company's largest since 1998. In January 2006 we entered into a settlement agreement with the New Hampshire PUC Staff and the Office of Consumer Advocate on the principal terms of these acquisitions. On February 2, 2006, the New Hampshire PUC conducted a public hearing on the settlement agreement and on March 24, 2006, rendered a final written decision approving such agreement. We expect to close the acquisition of the water systems in the second quarter of 2006.


Critical Accounting Policies, Significant Estimates and Judgments

      The Company has identified the accounting policies below as those policies critical to its business operations and the understanding of the results of operations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Changes in the estimates or other judgments included within these accounting policies could result in significant changes to the financial statements. The Company's critical accounting policies are as follows.

      Regulatory Accounting. The use of regulatory assets and liabilities as permitted by Statement of Financial Accounting Standards No. 71 ("SFAS 71"), "Accounting for the Effects of Certain Types of Regulation" stipulates generally accepted accounting principles for companies whose rates are established by or are subject to approval by an independent third-party regulator such as the New Hampshire PUC. In accordance with SFAS 71, the Company defers costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the rate-making process in a period different from when the costs and credits were incurred. These deferred amounts, both assets and liabilities, are then recognized in the income statement in the same period that they are reflected in rates charged to our water utilities' customers. In the event that the inclusion in the rate-making process is disallowed, the associated regulatory asset or liability would be adjusted to reflect the change in the Company's assessment or change in regulatory approval.

      The Company did not defer the costs associated with the terminated merger agreement with Aqua America, the City of Nashua's ongoing eminent domain proceeding or the SEC and Bureau regulatory investigations and settlements.

      Revenue Recognition. The revenues of the Company's water utility subsidiaries are based on authorized rates approved by the New Hampshire PUC. Estimates of water utility revenues for water delivered to customers but not yet billed are accrued at the end of each accounting period. The Company reads its residential customer meters generally on a quarterly basis and records revenues based on meter reading results. Unbilled revenues from the last meter-reading date to the end of the accounting period are estimated based on historical usage patterns and the effective water rates. The estimate of the unbilled revenue is a management estimate utilizing certain sets of assumptions and conditions. Actual results could differ from those estimates. Accrued unbilled revenues recorded in the accompanying consolidated balance sheets as of March 31, 2006 and 2005 were approximately $2.3 million and $1.7 million, respectively.

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


these factors may not be immediately recognized as pension and PBOP costs in the statements of income, but generally are recognized in future years over the remaining average service period of the plans' participants.

      As further described in Note 4 to the accompanying consolidated financial statements, the Company revised the discount rate effective at December 31, 2005 to 5.50% from 5.75% in 2004 to reflect market conditions. In determining pension obligation and expense amounts, this and other assumptions may change from period to period, and such changes could result in material changes to recorded pension and PBOP costs and funding requirements. Further, the value of the Company's pension plan assets, which partially consist of equity investments, were adversely affected by significant declines in the financial markets from 2000 through 2002, which more than offset positive investment performance during 2003 through 2005. Fluctuations in market returns may result in increased or decreased pension expense in future periods. These conditions impacted the funded status of our pension plan at both March 31, 2006 and 2005, and therefore, will also impact pension expense for the remainder of 2006.

      The Company's pension plan currently meets the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Although we are not required to make contributions to the plan, we anticipate that we will contribute approximately $380,000 to the plan within its 2006 plan year.

Results of Operations-General

      In this section, the Company will discuss its results of operations for the three months ended March 31, 2006 and 2005 and the factors affecting them. The Company's operating activities, as discussed in greater detail in Note 6 to the Notes to Condensed Consolidated Financial Statements, are grouped into three primary business segments as follows:

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

Results of Operations - Three Months Ended March 31, 2006
Compared to Three Months Ended March 31, 2005

Overview

      For the three months ended March 31, 2006, the Company incurred a consolidated net loss of $707,000, compared to a consolidated net loss of $460,000 for the three months ended March 31, 2005. Basic loss per share was $.17 for the three months ended March 31, 2006 as compared to $.14 basic loss per share for the three months ended March 31, 2005.

      The Company's consolidated revenues for the first quarter of 2006 totaled $5.2 million as compared to $4.9 million for the three months ended March 31, 2005. The increase in consolidated revenues was primarily attributable to the following:


*	a permanent rate increase approved by the New Hampshire PUC of 11.8% implemented by Pennichuck Water in April 2005 for service rendered on and after June 1, 2004;

*	a temporary rate increase of 9.0% approved by the New Hampshire PUC and implemented by Pennichuck East in September 2005 for service rendered on and after June 16, 2005;

*	a permanent rate increase of an additional 15.26% approved by the New Hampshire PUC and implemented by Pennichuck East in February 2006 for service rendered on and after June 16, 2005;

*

approximately $80,000 of additional revenues that Pennichuck East recognized during the first quarter of 2006 resulting from the retroactive effect from June 16, 2005 of the approved permanent rate increase; and

*	a 2.1% increase in the combined utility customer base since March 31, 2005.

      The decrease in the Company's net income was attributable primarily to an increase in the Company's costs related to defending against the City's eminent domain proceeding. These costs increased during the three months ended March 31, 2006 primarily due to expenses incurred for legal and valuation expert advisory services, in litigating several cases with the City at the New Hampshire PUC and in state and federal courts and to expenses incurred in a significant public information campaign. The Company's eminent domain related expenses were $1,046,000 for the three months ended March 31, 2006 compared to $341,000 for the three months ended March 31, 2005. The Company's regulatory investigation-related expenses during the first quarter of 2005 were $28,000. The Company incurred no such costs during the first quarter of 2006 as this matter was concluded during the first quarter of 2005. Excluding the effect of the eminent domain and regulatory investigation-related expenses, the Company's consolidated net loss was $80,000, or $.02 per share, in the first quarter of 2006 and net loss of $227,000, or $.07 per share, in the first quarter of 2005.

      The Company believes that a presentation of net income excluding these expenses is useful to investors because it is indicative of the Company's financial performance in the ordinary course of business. The Company uses net income excluding these expenses to evaluate its financial performance because the Company expects that the financial impact of these expenses, with respect to regulatory investigation-related expenses, has ceased or, with respect to eminent domain-related expenses, will cease to have a significant impact on our financial statements within the next several years. The material limitation associated with using this measure is that it does not include all of the expenses required to be included by generally accepted accounting principles. The Company compensates for this limitation when using this measure by comparing it directly to net income calculated according to generally accepted accounting principles.

Water Utility Operations

      The Company's water utility operations include the activities of Pennichuck Water, Pennichuck East and Pittsfield, each of which is regulated by the New Hampshire PUC. On a combined basis, net loss for the Company's three utilities for the three months ended March 31, 2006 was approximately $5,000 as compared to a net loss of $228,000 for the three months ended March 31, 2005. This improvement is principally due to the effect of rate relief discussed above.


      The Company's utility operating revenues increased to $4.6 million in the first quarter of 2006, or 6% from the first quarter of 2005. For the three months ended March 31, 2006, approximately 78%, 20% and 2% of the Company's total utility operating revenues were generated by Pennichuck Water, Pennichuck East and Pittsfield, respectively, as shown in the following table:

	March 31,	March 31,
	2006	2005	Change

	(in thousands)

Pennichuck Water	$3,572	$3,536	$36
Pennichuck East	907	676	231
Pittsfield	110	118	(8)

Total	$4,589	$4,330	$259

      The overall increase in the Company's utility operating revenues is primarily attributable to the temporary and permanent rate increases approved by the New Hampshire PUC for Pennichuck Water and Pennichuck East since March 31, 2005 as well as a 2.1% increase in the Company's combined utility customer base during the twelve months ended March 31, 2006, resulting in a total combined customer base of approximately 31,000 as of March 31, 2006. Overall billed consumption of the Company's three utilities was relatively flat during the period. Total billed consumption in Pennichuck Water's core system as well as within Pittsfield's system was slightly lower in the first quarter of 2006 than their respective consumption levels during the 2005 period. Total billed consumption in Pennichuck East in the first quarter of 2006 was approximately 1.3% greater than the 2005 period.

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

      On May 20, 2005, Pennichuck East filed a Petition for Rate Relief with the New Hampshire PUC seeking an overall increase in its rates which would have resulted in approximately $779,000 of additional annual revenues. On September 9, 2005, the New Hampshire PUC granted Pennichuck East temporary rate relief of 9.0%, or approximately $280,000 in annual water revenues, effective for service rendered on or after June 16, 2005. In December 2005 we reached a settlement with the New Hampshire PUC staff on our requested rate relief for Pennichuck East. In late February 2006 the New Hampshire PUC issued a final written decision authorizing a final annualized increase of $760,000, also effective as of June 16, 2005. The settlement did not stipulate the overall rate of return or the approved Rate Base. Pennichuck East had not filed for rate relief since our 1998 acquisition of the utility.

      For the three months ended March 31, 2006, utility operating expenses increased by $117,000, or 3.0%, to $4.4 million over the utility operating expenses for the 2005 period as shown in the table below.


	2006	2005	Change

	(in thousands)

Operations & maintenance	$3,017	$2,837	$180

Depreciation & amortization	767	832	(65)

Taxes other than income taxes	579	577	2

Total	$4,363	$4,246	$117

The operations and maintenance expenses of the Company's water utility business include such categories as:

*	water supply, treatment, purification and pumping,
*	transmission and distribution system functions, including repairs and maintenance and meter reading, and
*	customer service and general and administrative functions.

The combined increase in the Company's utilities' operating expenses in the first quarter of 2006 over the 2005 period was chiefly the result of the following:

*	approximately $66,000 of increased purification and treatment costs in our core Pennichuck Water system, reflecting higher purchased water, chemical and labor costs;
*	$47,000 of increased fuel and power costs predominantly in our core Pennichuck Water system;
*	$67,000 of increased general and administrative costs primarily relating to health benefits, property and casualty insurance and administrative salaries.

The recovery of these increased costs is expected to be included in future rate relief filings.

Water Management Services

The following table provides a breakdown of revenues from the Company's non-regulated, water management services operations for the three months ended March 31, 2006 and 2005.

	2006	2005	Change

	(in thousands)

Municipal contracts	$306	$328	$(22)

Community system contracts	100	92	8

Watertight program	66	55	11

Miscellaneous	39	36	3

Total	$511	$511	$ -----


      The Service Corporation's revenues consist chiefly of fees earned under various operations and billing contracts as well as revenues from its Watertight and backflow testing programs. Contract revenues from the municipal contracts for the three months ended March 31, 2006 and 2005 were $306,000 and $328,000, respectively. The $22,000 reduction in contract revenues from municipal contracts relates to a reduction in unplanned work within our Salisbury, Massachusetts municipal contract. This decrease was offset by increases in billings with our other municipal contracts, community system contracts and billings pursuant to our Watertight program.

      Contract revenues from community system contracts for the three months ended March 31, 2006 were $100,000, representing 88 operating contracts at March 31, 2006 compared to $92,000 from 77 such contracts at March 31, 2005. The increase in community system contract revenues for the year resulted primarily from higher fees from unplanned services which totaled $64,000 in the first quarter of 2006 and $58,000 in 2005. For the three months ended March 31, 2006 and 2005, Service Corporation revenues included $66,000 and $55,000, respectively, for fees earned under its Watertight program. This program provides maintenance service to residential customers for a fixed annual fee. At March 31, 2006, approximately 4,300 customers were enrolled in this program, which was consistent with 2005.

      Expenses associated with the Company's contract operations were $472,000 and $424,000 for the three months ended March 31, 2006 and 2005, respectively, comprised primarily of direct costs for servicing our various operating contracts and allocated intercompany charges for general and administrative support for contract operations. The $48,000, or 11.4%, increase in expenses from 2005 to 2006 resulted principally from an increase of $42,000 in marketing expenses as well as slight increases in maintenance expenses associated with each of our operating contracts.

Real Estate Development and Investment

For the three months ended March 31, 2006, Southwood's revenues were $22,000 compared to $0 in 2005. The table below shows the major components of Southwood's revenues during 2006 and 2005.

	2006	2005		Change

	(in thousands)

Gain on sale of investment in Westwood Park	$41	$	----	$41
Lease income and other	(19)		-----	(19)

Total	$22	$	-----	$22

      The increase in our real estate revenues resulted principally from the sale of Southwood's interest in Westwood Park LLC. As previously reported, Southwood had a 60% ownership investment in Westwood Park LLC, a consolidated joint venture formed in 1997 to develop a tract of land in northwest Nashua. In January 2006, Southwood and its partner, Winstanley Enterprises, Inc. ("Winstanley"), entered into an agreement whereby Southwood transferred all of its remaining interests in Westwood Park LLC to Winstanley for $51,000. The sale transaction was completed in February 2006.

      At March 31, 2006 and 2005, Southwood had a 50% ownership interest in four joint ventures organized as limited liability companies, as discussed in greater detail under Note 5 in the Notes to Condensed Consolidated Financial Statements. The remaining 50% ownership interest in each joint venture is principally held by John P. Stabile II, a local developer, with whom Southwood has also participated in four residential joint ventures during the past 10 years. Southwood uses the equity method


of accounting for its investments in the joint ventures. Consequently, Southwood's investment is adjusted for its share of earnings or losses and for any distributions received from the joint venture. For the three months ended March 31, 2006, Southwood's share of pre-tax earnings from these joint ventures was approximately $13,000 compared to pre-tax earnings of $21,000 for the three months ended March 31, 2005. There were no distributions from the joint ventures during the three months ended March 31, 2006 or 2005. The decline in the joint ventures' pre-tax earnings resulted primarily from reduced rental revenues due to several vacancies within the HECOP II building during the first quarter of 2006. Southwood's share of pre-tax earnings is included under "Net earnings (loss) from investments accounted for under the equity method" in the accompanying Condensed Consolidated Statements of Income.

      Expenses associated with the Company's real estate operations were $70,000 and $91,000 for the three months ended March 31, 2006 and 2005, respectively. This decrease was primarily attributable to higher intercompany charges resulting from an increased emphasis on management and development of our real estate portfolio during the period. Southwood's 2006 operating expenses of approximately $70,000 consisted primarily of $26,000 in salaries and benefits, $18,000 for general and administrative costs and $26,000 in allocated intercompany charges due to additional Company resources utilized for the planning and development of our existing land portfolio.

Eminent Domain - Related Expenses

      Our costs incurred in defending against the City's eminent domain proceeding increased significantly during the first quarter of 2006 to $1,046,000 from $341,000 in the first quarter of 2005. The increase was primarily attributable to expenses incurred for legal and valuation expert advisory services as well as a significant public information campaign opposing the City's efforts. The City's eminent domain case now is in the discovery stage and is scheduled for hearing before the New Hampshire PUC in January 2007. We expect that the total amount of our 2006 eminent domain related expenses will be in the range of $2.3 to 2.4 million pre-tax, or $1.4 to 1.5 million net of taxes.

Interest Expense

      For the three months ended March 31, 2006, our consolidated interest expense was approximately $594,000, which was not a material change from 2005. Interest expense in both periods primarily represents interest on long-term indebtedness of the Company and its three regulated water utilities.

Liquidity and Capital Resources

Overview

      Our primary sources of funds are cash flow from utility operations, cash proceeds from the sale of portions of its real estate holdings, borrowings pursuant to our bank revolving credit facility and proceeds from the sale of long-term debt and equity securities. Our primary uses of funds are capital expenditures associated with our continuous utility construction program, dividends on our common stock payable as and when declared by our board of directors and repayments of principal on our outstanding debt obligations, whether pursuant to scheduled sinking fund payments or final maturities.

      For the past several years, cash flows from operations have fluctuated largely based on four factors: (i) weather, (ii) amount and timing of rate increases, (iii) gain recognized on the sale of Southwood land, and (iv) significant costs associated with the City's ongoing eminent domain proceeding, each discussed


in more detail above. For the three months ended March 31, 2006, net cash used in operating activities decreased by $110,000, for the reasons discussed above under "Results of Operations - Three Months Ended March 31, 2006 Compared to 2005." Net cash used in investing activities in the first quarter of 2006 decreased by $807,000, compared to the 2005 period due to a decrease in restricted cash and lower deferred land costs.

      For the period 2002 to 2005, the majority of our funds were provided through a combination of cash flow from utility operations and sales of portions of our real estate holdings. We supplemented these sources of funds beginning in the fourth quarter of 2003 and throughout 2004 by drawing down a portion of the funds available under our bank revolving credit facility. During 2005, in addition to cash flow from operations we realized a substantial amount of net new proceeds from the sale of various debt securities totaling $16.6 million and from a public offering of common stock totaling $17.4 million. We also generated approximately $125,000 during 2005 through the issuance of new shares of common stock under our Dividend Reinvestment Plan.

2006 to 2009 Capital Expenditures Program.

      We expect our capital expenditures to increase substantially during the 2006 into early 2009 period, as discussed more fully in our most-recently filed Form 10-K for the year ended December 31, 2005. The following table summarizes our capital expenditures and other funds requirements for the 2006 to 2009 period.

	2006	2007	2008	2009

Utility plant additions	$19,800,000	$15,200,000	$11,600,000	$7,300,000

Other	4,000,000	2,000,000	2,000,000	2,000,000

Total	$23,800,000	$17,200,000	$13,600,000	$9,300,000

	2002	2003	2004	2005

Utility plant additions	$8,400,000	$9,000,000	$7,500,000	$10,600,000

Other	-	-	-	-

Total	$8,400,000	$9,000,000	$7,500,000	$10,600,000

      Our water utilities are capital intensive businesses. We are engaged in continuous construction programs at our utility subsidiaries primarily for water distribution system repair, rehabilitation and replacement, water storage facility maintenance and additions, and more recently, water supply security. For the period 2002 to 2005, capital expenditures for water distribution, storage, and supply totaled $35.5 million, or approximately $8.9 million per year. For 2006 and the period 2007 to 2009, comparable expenditures are expected to total $19.8 million and $34.1 million in current dollars, respectively, or approximately $13.5 million per year.

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


2009. Capital expenditures associated with the water treatment plant upgrade project are expected to total approximately $14.0 million for 2006 and $15.4 million for 2007 to 2009.

      The second is the installation of a radio meter reading (RMR) system. The RMR system will enable a switch from quarterly to monthly billing and will facilitate the introduction of conservation-based pricing during periods of extremely heavy consumption (the summer months). We will complete a one year pilot of the RMR system in 1,000 residential customer premises by the fall of 2006 with a full system roll-out, based upon the success of the pilot, scheduled for 2006, 2007 and 2008. Capital expenditures for the RMR system are expected to be $200,000 in 2006 and $1.7 million for 2007 to 2008.

      In addition to the upgrade of our water treatment plant and the installation of the RMR system, we expect to incur other capital expenditures aggregating $5.6 million in 2006 and $17.0 million for 2007 to 2009. Also, the amounts shown as "Other" in the table above reflect expenditures for potential acquisitions of small regional regulated water utility systems, consistent with our record of prior acquisitions, and potential real estate-related acquisitions by Southwood.

2006-2009 External Financing Requirements.

      Due to the significant size of our utility construction program in 2006-2009 as described above, we expect that only 25% to 30% of our funding requirements will be provided by cash flow from our operations (after payment of dividends on common stock). We expect that the balance of our funding will be obtained through long-term debt arrangements and the issuance of common stock. For a fuller discussion of our existing long-term debt arrangements and common stock offering, see Part II, Item 7, "Management's Discussion and Analysis - Liquidity and Capital Resources", of our Form 10-K for the year ended December 31, 2005. Our timing and mix of future debt and equity financing is subject to a number of factors including, but not limited to (i) debt and equity market conditions; (ii) the need to maintain a balanced capital structure in order to preserve financial flexibility and to manage the overall cost of capital; and (iii) certain debt issuance covenants as contained in our outstanding loan agreements. There is no assurance that we will be able to complete all or any of the future debt and equity financings described below or to complete them on a timely basis.

      The receipt of timely and adequate rate relief will also be critically important in providing us cash flow from operations and the ability to access credit and permanent capital, both debt and equity, at reasonable costs and terms. We are unable, however, to predict the outcome of our future rate relief filings.

Recent and Contemplated Financing Arrangements to Fund Capital Expenditure Commitments.

      On October 20, 2005, Pennichuck Water issued an aggregate of $49,485,000 of long-term tax-exempt bonds through the Business Finance Authority (the "Authority") of the State of New Hampshire, consisting of three separate series of bonds (A through C) with coupon rates ranging from 4.7% to 5.0% and a maturity date of October 1, 2035. On the date of issuance of the bonds, the Authority loaned the proceeds of the Series A bonds (totaling $12,125,000) to Pennichuck Water to finance upgrades to its water facilities. The proceeds of the Series B and the Series C bonds totaling $17,865,000 and $19,495,000, respectively, were deposited in escrow on the date of issuance which, upon request by Pennichuck Water on October 2, 2006 and October 1, 2007, respectively (or such other dates as Pennichuck Water may request) the proceeds of the Series B bonds or the Series C bonds, as applicable, will be loaned to Pennichuck Water to finance the project. Such amounts are held in escrow for the sole benefit of the bondholders with no recourse to us until loaned to Pennichuck Water and hence we have not recorded the associated debt as a long-term liability. We expect to draw these funds as we incur


capital expenditures for various water facilities projects, primarily the water treatment plant upgrade project, and record the associated debt as a long-term liability over the 2006-2008 time frame.

      We have applied and will continue to apply for long-term debt funds directly from the State of New Hampshire under the State's Revolving Fund program (SRF). Funds provided under the SRF loans carry long-term fixed costs at interest rates set with reference to various Municipal Bond Indices, which rates are generally below the rates for comparable U.S. Treasury securities of like maturity. As of March 31, 2006, we had three outstanding SRF loans aggregating approximately $784,000. We expect total draw downs on our fourth SRF loan of approximately $640,000 to occur in the second quarter of 2006. In April 2006, we had a document closing for our fifth SRF loan of $3.0 million, which we expect to draw down throughout the remainder of 2006 and into early 2007 to fund a portion of our water treatment plant upgrade project.

Significant Financial Covenants.

Our new revolving credit facility with Bank of America contains three financial maintenance tests which must be met on a quarterly basis. These maintenance tests are as follows:

(1)	our Fixed Charge Coverage Ratio must exceed 1.2x;

(2)	our Tangible Net Worth must exceed $40.0 million; and

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

      Several of Pennichuck Water's loan agreements contain a covenant that requires Pennichuck Water to maintain a minimum net worth of $4.5 million. At March 31, 2006, Pennichuck Water's net worth was $36.9 million.

      One of Pennichuck East's loan agreements contains a covenant that requires Pennichuck East to maintain a minimum net worth of $1.5 million. At March 31, 2006, Pennichuck East's net worth was $4.6 million.


      In April 2006, we amended our Bank of America revolving credit loan agreement to lower our minimum consolidated net worth covenant requirement from $42.5 million to $40.0 million. At March 31, 2006, our consolidated net worth was $44.4 million.

As of March 31, 2006, we were in compliance with all of our financial covenants.

Quarterly Dividends

      One of our primary uses of funds are dividends on our common stock, payable as and when declared by our board of directors. We have paid dividends on our common stock each year since 1856. Our current quarterly dividend rate of $.165 per share remains unchanged from the June 1, 2005 quarterly dividend rate increase, and results in an annualized dividend rate of $0.66 per share. On February 7, 2006 we announced that our board of directors had declared a quarterly dividend of $.165 per share, payable on March 1, 2006 to our shareholders of record as of February 15, 2006. Such declaration resulted in an aggregate quarterly dividend payment of $ 691,000 in the first quarter of 2006, compared to an aggregate quarterly dividend payment of $519,000 for the 2005 period. This increase was primarily attributable to the increased quarterly dividend rate payable on an increased number of shares of our common stock outstanding (resulting from the four-for-three stock split and common stock offering effective in June 2006 and July 2006, respectively) that was in effect for the 2006 period, but not the 2005 period. On May 5, 2006, we announced that our board of directors had declared a quarterly dividend of $.165 per share, payable on June 1, 2006 to our shareholders of record as of May 15, 2006. We expect to continue to pay comparable cash dividends in the future, subject to the terms of our debt agreements, as discussed more fully below.

Off Balance Sheet Arrangements

      At March 31, 2006 and 2005, Southwood had a 50% ownership interest in four joint ventures organized as limited liability companies. The remaining 50% ownership interest in each of the joint ventures is primarily held by John P. Stabile II, a local developer with whom Southwood has also participated in four other residential joint ventures during the past ten years. The formation of these joint ventures provides Southwood with an opportunity to develop its landholdings in such a manner as to provide for a long-term income stream through commercial rental activities. Additionally, the joint ventures, as legal entities, mitigate the financial risk associated with sole ownership of developed commercial properties by Southwood. The joint ventures, whose assets and liabilities are not included in the accompanying Condensed Consolidated Balance Sheets, own certain commercial office buildings on which there are outstanding mortgage notes totaling $9.7 million and $8.9 million as of March 31, 2006 and 2005, respectively. The mortgage notes are each secured by the underlying property. In addition, Southwood is contingently liable on one-half of the outstanding balances of two of the three outstanding mortgages, and as such, it has issued a guarantee to the mortgagee for its share of the guaranteed indebtedness. At March 31, 2006, Southwood was contingently liable on approximately $3.2 million of mortgage indebtedness associated with the limited liability companies. In addition, if either HECOP II or HECOP III defaults on its indebtedness, Southwood's investment in the other HECOP will be at risk, because each of HECOP II and III has guaranteed the indebtedness of the other. Southwood's investments in HECOP I-III had an aggregate carrying value of $484,000 as of March 31, 2006. Distributions from the joint ventures have from time to time during the past ten years been a significant source of funds to support the Company's dividend payments to its shareholders. The Company accounts for Southwood's investment in the four current joint ventures using the equity method of accounting, meaning that it recognizes on a current basis 50% of each joint venture's operating results. Those results reflect ongoing carrying costs such as maintenance and property taxes. Information about the Company's


revenues, expenses and cash flows arising from the joint ventures is included in Note 5 of the Notes to Condensed Consolidated Financial Statements.

      In October 2005, we completed a tax-exempt debt financing with the New Hampshire Business Finance Authority (BFA). The BFA acts solely as a passive conduit to the tax-exempt bond markets with us acting as the obligor for the associated tax-exempt debt. At March 31, 2006, we had borrowed $12.1 million representing a portion of the $49.5 million offering conducted in October 2005. The remaining $37.4 million was placed in escrow for the sole benefit of bondholders with no recourse to us and hence we have not recorded the associated debt as a long-term liability. We expect to draw these funds as we incur capital expenditures for various water facilities projects, primarily the water treatment plant upgrade project, and record the associated debt as a long-term liability over the 2006-2008 time frame.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our exposure to financial market risk results primarily from fluctuations in interest rates. We are exposed to changes in interest rates primarily from our revolving credit facility which contains variable interest rates. This facility, which includes a total borrowing capacity of $16.0 million, permits us to borrow, repay and re-borrow, in varying amounts and from time to time at its discretion through December 31, 2007. Borrowings under this credit facility bear interest rates ranging from LIBOR plus 1.0% to LIBOR plus 1.5% based on the results of various financial ratios. We had no outstanding borrowings under our revolving credit facility at March 31, 2006.

      We also have a $4.5 million variable interest rate loan with a bank. The loan, which was originally scheduled to mature in April 2005, was extended to December 31, 2009. In April 2005, we entered into an interest rate swap agreement with the bank which also has a maturity date of December 31, 2009. The purpose of this swap agreement is to mitigate interest rate risks associated with our $4.5 million floating-rate loan. The agreement provides for the exchange of fixed interest rate payments for floating interest rate payment obligations on notional amounts of principal totaling $4.5 million. The floating-rate loan with the bank contains interest rates ranging from LIBOR plus 1.0% to LIBOR plus 1.5% based on the results of various financial ratios. The applicable margin at March 31, 2006 was 1.5% resulting in an interest rate of 6.32%. We designated this interest rate swap as a cash flow hedge against the variable future cash flows associated with the interest payments due on the $4.5 million of notes. The combined effect of its LIBOR-based borrowing formula and the swap produces an "all-in fixed borrowing cost" equal to 6.25%.

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


rules and forms and (ii) information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

      Based on their evaluation, the principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective at the reasonable assurance level.

      There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Municipalization Efforts

      On March 25, 2004, the City filed a petition with the New Hampshire PUC under the New Hampshire utility municipalization statute, NHRSA Ch. 38, seeking to take by eminent domain all of the utility assets of our three utility subsidiaries. Under NHRSA Ch. 38, if the New Hampshire PUC makes a finding that it is in the public interest to do so, a municipality may take the assets of a utility providing service in that municipality. The New Hampshire PUC is also charged with determining the amount of compensation for the assets that it finds is in the public interest for the municipality to take. On January 21, 2005, the New Hampshire PUC issued an order ruling, among other things, that (1) the City does not have the legal authority to pursue a taking of the assets of the two Pennichuck utility subsidiaries that provide no service in Nashua, Pennichuck East Utility, Inc. and Pittsfield Aqueduct Company, Inc. and (2) the City does have the legal authority to pursue a potential taking of all of the assets of Pennichuck Water Works, Inc., subject to a determination by the New Hampshire PUC as to what portion of those assets, if any, it is in the public interest for Nashua to take.

      Pursuant to an order issued by the New Hampshire PUC on October 1, 2004, the City filed written testimony on November 22, 2004 supporting its position that the proposed taking is in the public interest. The procedural schedule approved by the New Hampshire PUC provides for extensive discovery and the filing of additional written testimony by the parties, with a hearing on the issues of public interest and valuation currently scheduled for January 2007. The staff of the New Hampshire PUC filed testimony on April 13, 2006 in which it concluded that an eminent domain taking is not in the public interest. The position taken by the New Hampshire PUC staff does not constitute a determination by the New Hampshire PUC itself. The City and other parties, including the Company, will have an opportunity to file additional written testimony on May 22, 2006 and on several other dates prior to the hearing in January 2007.

      If the City is successful in obtaining a determination by the New Hampshire PUC that it should be allowed to take some or all of Pennichuck Water's assets, the City is not required under NHRSA Ch. 38 to complete the taking and could ultimately choose not to proceed with the purchase of the assets. The Company cannot predict the ultimate outcome of these matters. It is possible that, if the acquisition efforts of the City are successful, our financial position would be materially impacted.


      Prior to the City's filing of its eminent domain case at the New Hampshire PUC, we filed a Petition for Declaratory Judgment in New Hampshire Superior Court seeking a determination that the City had waited too long to seek condemnation authority from the New Hampshire PUC after adopting a formal resolution on November 26, 2002 regarding municipalization of water utility assets as well as a determination that NHRSA Ch. 38 was unconstitutional on a number of grounds and, later, that the New Hampshire PUC proceeding ultimately filed by the City exceeded the scope of the assets that were properly the subject of an attempted taking by the City under NHRSA Ch. 38. On September 1, 2004, the Superior Court ruled adversely to us on a number of these issues, deferred to the New Hampshire PUC with regard to the issue relating to the scope of the assets that the City could seek to acquire, and determined that one of the constitutional claims raised by us should be addressed only after the proceeding at the New Hampshire PUC had concluded. On October 22, 2004, we filed an appeal with the New Hampshire Supreme Court on a number of our claims, and on November 16, 2005 the court issued a ruling upholding the decision of the Superior Court.

      In addition to its efforts to obtain declaratory relief, we also brought suit against the City in New Hampshire Superior Court to obtain monetary damages that we believe resulted from the City's efforts to acquire some or all of our assets. The City removed the case to United States District Court for the District of New Hampshire and then sought to have the case dismissed in its entirety. On September 13, 2004, the District Court dismissed our federal law claims without prejudice on the basis that we had not yet exhausted our available state law remedies and remanded the case to New Hampshire Superior Court for consideration of our state law claims. On December 1, 2004, the Superior Court dismissed the remainder of the case without prejudice on the basis that the claim for damages was premature and giving us the right to refile the case at a later date depending on the outcome of the proceeding before the New Hampshire PUC.

Item 1A. RISK FACTORS

      Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2005. The information presented below updates our disclosure with respect to Nashua, New Hampshire's arrangements with Veolia Water North America - Northeast LLC, our expected eminent domain expenses for 2006, and the departure of our former President and Chief Executive Officer contained in those risk factors and should be read in conjunction with the risk factors and information disclosed in our 2005 Form 10-K.

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


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

      We may not have the opportunity to contract to operate for the City all or any portion of the Pennichuck Water system that the City may acquire in an eminent domain proceeding. According to the City's filings with the New Hampshire PUC, if the City acquires all or any portion of the Pennichuck Water system in an eminent domain proceeding, the City intends to enter into an Operation, Maintenance and Management Agreement with Veolia Water North America - Northeast LLC to operate that water system. Although the City has indicated that it has not yet entered into a definitive agreement with Veolia for the operation of the water system, the City and Veolia have entered into a binding Memorandum of Understanding pursuant to which the City is obligated to pay a termination fee to Veolia if the City reaches a settlement with Pennichuck Water and Veolia is not the operator of the system, if the City withdraws its eminent domain petition at any time prior to a final order of the New Hampshire PUC (including all appeals by Pennichuck Water) or if the City rebids the operation, maintenance and management of the water system. According to the City's filings, Veolia is a wholly owned subsidiary of Veolia Environment (which formerly was known as Vivendi Environnement).

Our vigorous opposition to the City of Nashua's efforts to acquire our assets by eminent domain has had, and will likely continue to have, a material adverse effect on our operating results and has been, and will continue to be, a significant distraction to our management.

      We have vigorously opposed the City of Nashua's efforts to acquire our assets by eminent domain and intend to continue to do so, although we have publicly stated our desire to work with the City toward a fair and equitable solution. Our eminent domain related expenses have been, and are expected to continue to be, significant. For 2005, those expenses, net of taxes, were approximately $1.4 million, or $.38 per share, compared to $721,000, or $.22 per share, for 2004. The City's eminent domain case now is in the discovery stage and is scheduled for hearing before the New Hampshire PUC in January 2007. We expect that the total amount of our 2006 eminent domain related expenses will be in the range of $2.3 to $2.4 million pre-tax, or $1.4 to $1.5 million net of taxes.

      A substantial portion of our President and Chief Executive Officer's attention has been and will continue to be devoted to coordinating various aspects of our response to the City's eminent domain initiative. In addition, we expect that from time to time one or more other senior officers have participated and will participate significantly in various aspects of our response to the City's eminent domain efforts. We cannot assure you that management's attention to the City's eminent domain initiative will not adversely affect their oversight of other aspects of our business.

The success of our acquisition strategy depends significantly on the services of the members of our senior management team, and the departure of any of those persons could cause our operating results to suffer.


      The success of our acquisition strategy depends significantly on the continued individual and collective contributions of our senior management team. If we lose the services of any member of our senior management or are unable to hire and retain experienced management personnel, it could harm our operating results.

      Consistent with our previous announcements, effective April 17, 2006 Hannah M. McCarthy, who has been a director since 1994, became our interim President and Chief Executive Officer as a result of the departure of Donald L. Correll, our former President and Chief Executive Officer, on April 15, 2006. Our board of directors has established an executive search committee to seek a replacement for Mr. Correll as President and Chief Executive Officer. We do not know how long it will take us to recruit Mr. Correll's successor or whether the uncertainty regarding our management succession plan during the interim will adversely affect us.

Item 5. OTHER INFORMATION:

      Consistent with our previous announcements, effective April 17, 2006 Hannah M. McCarthy, who has been a director since 1994, became our interim President and Chief Executive Officer as a result of the departure of Donald L. Correll, our former President and Chief Executive Officer, on April 15, 2006. Our board of directors has established an executive search committee to seek a replacement for Mr. Correll as President and Chief Executive Officer.

      On May 11, 2006, we issued a press release announcing our operating results for the three months ended March 31, 2006. A copy of the press release is attached as Exhibit 99.1 to this Form 10-Q. The information contained in Exhibit 99.1 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing with the Securities and Exchange Commission under the Exchange Act of 1934 or the Securities Act of 1933, except as expressly set forth by specific reference in such a filing.

Item 6. EXHIBITS:

Exhibit
Number	Exhibit Description

31.1	Certification

31.2	Certification

32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release - "Pennichuck Corporation Announces First Quarter 2006 Operating Results" dated May 11, 2006


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pennichuck Corporation

(Registrant)

Date: May 15, 2006	/s/ Hannah M. McCarthy

Hannah M. McCarthy, President and
Chief Executive Officer

Date: May 15, 2006	/s/ William D. Patterson

William D. Patterson, Senior Vice
President and Chief Financial Officer
