Form 10-Q
period 2006-06-30
PENNICHUCK CORP
filed 2006-08-14
CIK 788885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [ ]

The number of shares of the registrant's common stock, $1 par value, outstanding as of August 7, 2006 was 4,209,869.


PENNICHUCK CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2006

CONTENTS

PART I: FINANCIAL INFORMATION			Page

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets:
	June 30, 2006 and December 31, 2005		3

	Condensed Consolidated Statements of Operations:
	Three and six months ended June 30, 2006 and 2005		4

	Condensed Consolidated Statements of Cash Flows:
	Six months ended June 30, 2006 and 2005		5

	Notes to Condensed Consolidated Financial Statements		6

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations		18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk		37

Item 4.	Controls and Procedures		38

PART II. OTHER INFORMATION

	Item 1.	Legal Proceedings	38
	Item 1A.	Risk Factors	38
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Not Applicable
	Item 3.	Defaults upon Senior Securities	Not Applicable
	Item 4.	Submission of Matters to a Vote of Security Holders	43
	Item 5.	Other Information	44
	Item 6.	Exhibits	45

SIGNATURES			46

CERTIFICATIONS			47


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	June 30, 2006	December 31, 2005

ASSETS
Property, Plant and Equipment	$145,827	$135,959
Less accumulated depreciation	(35,640)	(33,866)

Net property, plant and equipment	110,187	102,093
Current Assets
Cash and cash equivalents	2,787	3,891
Restricted cash	51	6,276
Investments	5,040	8,000
Accounts receivable, net of allowance of $34
and $37 in 2006 and 2005, respectively	4,402	3,910
Refundable income taxes	796	----
Materials and supplies, at cost	685	647
Prepaid expenses and other current assets	927	676

	14,688	23,400

Other Assets
Deferred land costs	1,951	1,742
Deferred charges and other assets	6,352	5,844
Investment in real estate partnerships	505	507

	8,808	8,093

TOTAL ASSETS	$133,683	$133,586

STOCKHOLDERS' EQUITY AND LIABILITIES
Stockholders' Equity
Common stock - $1 par value
Authorized - 11,500,000 shares
Issued - 4,210,562 and 4,190,972 shares, respectively	$4,211	$4,191
Additional paid in capital	32,333	32,221
Retained earnings	8,234	10,172
Accumulated other comprehensive loss	(745)	(810)
Less treasury stock, at cost; 1,202 shares	(138)	(138)

	43,895	45,636
Minority interest	----	3
Long-term debt, less current portion	41,877	41,338
Current Liabilities
Current portion of long-term debt	506	118
Accounts payable	2,089	2,044
Accrued interest payable	568	513
Other accrued liabilities	1,828	1,495

	4,991	4,170
Deferred Credits and Other Reserves
Contributions in aid of construction	27,113	27,224
Deferred income taxes	10,762	10,244
Other liabilities and deferred credits	5,045	4,971

TOTAL STOCKHOLDERS' EQUITY AND LIABILITIES	$133,683	$133,586

See notes to condensed consolidated financial statements


PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended

	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Revenues
Water utility operations	$5,229	$5,671	$9,818	$10,001
Water management services	549	484	1,060	995
Real estate operations	9	----	31	----
Other	11	14	29	28

	5,798	6,169	10,938	11,024
Operating Expenses
Water utility operations	4,222	4,069	8,585	8,316
Water management services	449	403	921	827
Real estate operations	45	143	115	234
Other	68	50	97	83

	4,784	4,665	9,718	9,460

Operating Income	1,014	1,504	1,220	1,564

Eminent domain expenses	(594)	(520)	(1,640)	(861)
Other income, net	48	17	63	6
Net (loss) earnings from investments accounted
for under the equity method	(15)	18	(2)	23
Allowance for funds used during construction	247	70	417	128
Interest income	196	---	294	----
Interest expense	(674)	(538)	(1,268)	(1,083)

Income (Loss) Before (Provision) Benefit
for Income Taxes	222	551	(916)	(223)
(Provision) Benefit for Income Taxes	(67)	(228)	364	86

Net Income (Loss)	$155	$323	$(552)	$(137)

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on derivative instruments	27	(75)	65	(44)

Comprehensive Income (Loss)	$182	$248	$(487)	$(181)

Earnings (Loss) per Common Share:
Basic	$.04	$.10	$(.13)	$(.04)
Diluted	$.04	$.10	$(.13)	$(.04)

Weighted Average Common Shares Outstanding:
Basic	4,204,472	3,224,525	4,197,909	3,222,338
Diluted	4,233,665	3,236,821	4,197,909	3,222,338

Dividends Paid per Common Share	$.165	$.165	$.330	$.326

See notes to condensed consolidated financial statements.


PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended

	June 30,	June 30,
	2006	2005

Operating Activities:
Net loss	$(552)	$(137)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,622	1,626
Amortization of deferred investment tax credits	(17)	(17)
Provision for deferred income taxes	475	480
Allowance for funds used during construction	(416)	(128)
Undistributed earnings (loss) in real estate partnerships	2	(23)
Special dividend distribution	----	(280)
Change in other assets and liabilities	(1,698)	(1,793)

Net cash used in operating activities	(584)	(272)

Investing Activities:
Purchases of property, plant and equipment	(9,164)	(2,814)
Contributions in aid of construction	8	36
Decrease (increase) in restricted cash	6,225	(832)
Sale of investment securities, net	2,960	----
Change in deferred land costs	(209)	(533)

Net cash used in investing activities	(180)	(4,143)

Financing Activities:
Advances on line of credit	----	1,294
Payments on long-term debt	(92)	(93)
Proceeds from long-term borrowings	1,013	4,500
Debt issuance costs	(7)	(1,129)
Proceeds from issuance of common stock and
dividend reinvestment plan	132	94
Dividends paid	(1,386)	(1,051)

Net cash (used in) provided by financing activities	(340)	3,615

DECREASE IN CASH AND CASH EQUIVALENTS	(1,104)	(800)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	3,891	969

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,787	$169

Supplemental Cash Flow Information. Interest paid was approximately $1,164,000 and $883,000 for the six months ended June 30, 2006 and 2005, respectively. Income taxes paid were approximately $23,000 and $5,000 for the six months ended June 30, 2006 and 2005, respectively. Non-cash items for the six months ended June 30, 2006 and 2005 included contributions in aid of construction totaling approximately $86,000 and $1.2 million, respectively.

See notes to condensed consolidated financial statements.


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2006

Note 1 - Background

      These financial statements include the accounts of Pennichuck Corporation (the "Company") and its wholly-owned subsidiaries, Pennichuck Water Works, Inc. ("Pennichuck Water"), Pennichuck East Utility, Inc. ("Pennichuck East"), Pittsfield Aqueduct Company, Inc. ("Pittsfield"), Pennichuck Water Service Corporation (the "Service Corporation") and The Southwood Corporation ("Southwood"). The financial statements also include the accounts of Westwood Park LLC ("Westwood") in which Southwood owned a 60% majority interest until its sale on February 22, 2006. All significant intercompany transactions have been eliminated in consolidation. These financial statements reflect all adjustments that are of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results of interim periods.

Note 2 - Summary of Significant Accounting Policies

(a) Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The Balance Sheet amounts shown under the December 31, 2005 column have been derived from the audited financial statements of the Company as contained in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

(c) Restricted Cash

      Restricted cash consists primarily of funds held in escrow by the trustee of certain water facility revenue bonds related to a capital project that the Company anticipates it will complete during the third quarter of 2006. The funds will be used to reimburse the Company for such project costs as they are incurred.


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2006

(d) Investments

Investments represent funds held in an institutional money market fund. These funds have no restriction and will be used for general corporate purposes.

(e) Reclassifications

      Certain amounts for the six months ended June 30, 2005 have been reclassified to conform with the 2006 financial statement presentation. These reclassifications had no effect on net income and relate primarily to the reclassification of net earnings from investments accounted for under the equity method from revenues to other income. Additionally, allowance for funds used during construction has been reclassified from interest expense and presented separately in the Condensed Consolidated Statements of Operations.

(f) Revenues

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

      Revenues from real estate operations, other than undistributed earnings from equity method joint ventures, are recorded upon completion of a sale of land parcels which the Company owns in accordance with paragraph 3 of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS 66"). Excluding the joint ventures, the Company's real estate holdings are comprised solely of undeveloped land.

(g) Earnings Per Share

      The Company computes earnings per share following the provisions of SFAS No. 128, "Earnings per Share" ("SFAS 128"). Basic net income per share is computed using the weighted-average number of common shares outstanding for a period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding for the period. For the three and six months ended June 30, 2006 and 2005, dilutive potential common shares outstanding consisted of employee stock options. Diluted loss per share is the same as basic loss per share


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2006

for the six month periods ended June 30, 2006 and 2005 as the effects of potential common shares are antidilutive.

      The dilutive effect of outstanding stock options is computed using the treasury stock method. Calculations of the basic and diluted net income per common share and potential common shares are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

	(In thousands, except share and per share data)

Basic earnings (loss) per share	$0.04	$0.10	$(0.13)	$(0.04)
Dilutive effect of unexercised stock options	-	-	-	-

Diluted earnings (loss) per share	$0.04	$0.10	$(0.13)	$(0.04)

Numerator:
Basic net income (loss)	$155	$323	$(552)	$(137)

Diluted net income (loss)	$155	$323	$(552)	$(137)

Denominator:
Basic weighted average common shares outstanding	4,204,472	3,224,525	4,197,909	3,222,338
Dilutive effect of unexercised stock options	29,193	12,296	-	-

Diluted weighted average common shares outstanding	4,233,665	3,236,821	4,197,909	3,222,338

Note 3 - Stock-Based Compensation

      In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R). SFAS 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supersedes Accounting Principals Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees. ("APB 25")" The Company adopted the provisions of SFAS 123R as of January 1, 2006 using the modified prospective transition method, which does not require restatement of prior year results. The resulting impact on the income statement for the three and six month periods ended June 30, 2006, respectively, was approximately $4,000, net of taxes of $3,000 and $8,000, net of taxes of $5,000. SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized as compensation expense in the financial statements based on their fair value.

      Prior to January 1, 2006, the Company followed APB 25 and the disclosure requirements for SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123" ("SFAS 148") with pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting as defined in SFAS 123 has been applied. The


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2006

Company's consolidated financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of adopting SFAS 123R. The total compensation cost related to non-vested stock option awards are approximately $18,000, net of tax as of June 30, 2006. These costs are expected to be recognized in earnings over the next twelve months.

      The Company provides its officers and key employees incentive and non-qualified options on a discretionary basis pursuant to two stock option plans, the 1995 Stock Option Plan ("1995 Plan") and the 2000 Stock Option Plan ("2000 Plan").

      The 1995 Plan, as amended, permits the granting of both incentive stock options and non-qualified stock options to employees at a price per share equivalent to the market value at the date of the grant. Options become exercisable immediately following the grant and expire ten years from the date of grant. The number of shares of common stock subject to issuance under the 1995 Plan is 75,000. At June 30, 2006, no further shares were available for future grant under the 1995 Plan.

      The 2000 Plan, as amended, provides for the granting of both incentive stock options and non-qualified stock options to employees at a price per share equivalent to the market value at the date of the grant. Options generally become exercisable immediately following the grant and expire ten years from the date of grant. The number of shares of common stock subject to issuance under the 2000 Plan is 150,000. At June 30, 2006, 59,628 shares were available for future grant under the 2000 Plan.

      For purposes of calculating the fair value of each stock grant at the date of grant, the Company used the Black Scholes Option Pricing model. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to the stock-based employee compensation for the three and six months ended June 30, 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

(In thousands, except per share data)

Net income (loss) available to common shareholders	$323	$(137)

Less:
Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related taxes	(16)	(140)

Pro forma net income (loss)	$307	$(277)

Basic net income (loss) per share:
As reported	$0.10	$(0.04)
Pro forma	$0.10	$(0.09)

Diluted net income (loss) per share:
As reported	$0.10	$(0.04)
Pro forma	$0.09	$(0.09)


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2006

A summary of option activity under the Company's stock option plans as of June 30, 2006, and changes during the six months ended June 30, 2006 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Options outstanding at December 31, 2005	258,320	$19.02
Granted	-	-
Exercised	(64,397)	18.77
Canceled	(2,085)	19.80

Options outstanding at June 30, 2006	191,838	$19.10	7.17	$669,170

Exercisable at June 30, 2006	182,949	$19.07	7.10	$639,445

A summary of the status of the Company's non-vested shares as of June 30, 2006 is presented below:

	Number of Shares	Weighted Average Grant Date Price

Non-vested shares at January 1, 2006	8,889	$19.67
Granted	-	-
Exercised	-	-
Canceled	-
		-

Non-vested shares at June 30, 2006	8,889	$19.67

Note 4 - New Accounting Pronouncements

      In November 2005, the FASB released FSP No. FAS 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." FSP No. FAS 123(R)-3 provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. Specifically, FSP No. 123(R)-3 allows an entity to apply either the accounting treatment of the tax effects of share-based payment awards to employees as prescribed by SFAS No. 123(R) or the alternative transition method prescribed by FSP No. 123(R)-3. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of FSP No. FAS 123(R)-3 to evaluate its available transition alternatives and make a one-time election. Until and unless an entity elects the


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2006

transition method described in FSP No. FAS 123(R)-3, the entity should follow the transition method described in SFAS No. 123(R). The Company is in the process of evaluating these available transition alternatives.

      In February 2006, the FASB released FSP No. FAS 123(R)-4, "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event." FSP No. 123(R)-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event and amends paragraphs 32 and A229 of SFAS No. 123(R). SFAS 123(R) requires all entities to recognize the fair value of share-based payment awards classified in equity, unless they are unable to reasonably estimate the fair value of the award. The Company uses the fair value method for share-based payment awards and therefore the provisions of SFAS No. 123(R)-4 will have no impact on the Consolidated Financial Statements.

      In February 2006, the FASB released SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. SFAS No. 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. Additionally, SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 also amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument. We believe that there will be no material effect on the Company's financial position or results of operations upon the adoption of this interpretation.

      In March 2006, the FASB released SFAS No. 156, "Accounting for Servicing of Financial Assets," an amendment of FASB Statement No. 140. SFAS No. 140 establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practical. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. We believe that there will be no material effect on the Company's financial position or results of operations upon the adoption of this interpretation.

      In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2006

recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

Note 5 - Benefit Plans

Pension Plan

      The Company sponsors a non-contributory, defined benefit pension plan (the "Plan") that covers substantially all full-time employees. The benefits are formula-based, giving consideration to both past and future service as well as participant compensation levels. The Company's funding policy is to contribute annually allowable amounts deductible for federal tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. During the three and six month periods ended June 30, 2006, the Company contributed approximately $77,000 and $223,000, respectively, to the Plan. During the three and six month periods ended June 30, 2005, the Company contributed approximately $60,000 and $66,000, respectively, to the Plan. The Company anticipates that it will contribute approximately $420,000 to the Plan in calendar year 2006.

      SFAS No. 132R, "Employers' Disclosures about Pension and Other Postretirement Benefits," requires disclosure of the net periodic pension and postretirement benefit cost. Components of net periodic pension benefit cost were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

	(in thousands)

Service cost	$82	$60	$154	$121
Interest cost	92	74	156	148
Expected return on plan assets	(82)	(75)	(142)	(151)
Amortization of prior service cost	-	-	-	-
Amortization of transition asset	(4)	(4)	(6)	(7)
Recognized net actuarial loss	25	12	41	25

Net periodic benefit cost	$113	67	203	136

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
June 30, 2006

requirements. The benefits under this plan allow continuity of coverage at group rates from the employee's retirement date until the employee becomes eligible for Medicare.

      There were no contributions to these Plans during the three and six months ended June 30, 2006 and 2005. The Company anticipates that it will contribute approximately $80,000 for these benefits in 2006.

Components of net periodic post-retirement and post-employment benefit costs were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

	(in thousands)

Service cost	$27	$23	$56	$46
Interest cost	31	23	53	44
Expected return on plan assets	(18)	(8)	(27)	(15)
Amortization of prior service cost	10	8	18	18
Recognized net actuarial loss	1	1	2	3

Net periodic benefit cost	$51	$47	$102	$96

      The net periodic pension and other post-retirement benefit costs for the six months ended June 30, 2005 were estimated based on the latest available participant census data. A full actuarial valuation was completed during the second quarter of 2006.

Note 6 - Commitments and Contingencies

Pending Eminent Domain Efforts

      On March 25, 2004, the City of Nashua (the City) filed a petition with the New Hampshire PUC under the New Hampshire statute governing eminent domain of utility assets, NHRSA Ch. 38, seeking to take by eminent domain all of the utility assets of the Company's three utility subsidiaries. Under NHRSA Ch. 38, if the New Hampshire PUC makes a finding that it is in the public interest to do so, a municipality may take the assets of a utility providing service in that municipality. The New Hampshire PUC is also charged with determining the amount of compensation for the assets that it finds it is in the public interest for the municipality to take. On January 21, 2005, the New Hampshire PUC issued an order ruling, among other things, that (1) the City does not have the legal authority to pursue a taking of the assets of the two Pennichuck utility subsidiaries that provide no service in Nashua, Pennichuck East and Pittsfield and (2) the City does have the legal authority to pursue a potential taking of all of the assets of Pennichuck Water, subject to a determination by the New Hampshire PUC as to what portion of those assets, if any, it is in the public interest for the City to take.


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2006

      Pursuant to an order issued by the New Hampshire PUC on October 1, 2004, the City filed written testimony on November 22, 2004 supporting its position that the proposed taking is in the public interest. The procedural schedule approved by the New Hampshire PUC provides for extensive discovery and the filing of additional written testimony by the parties, with a hearing on the issues of public interest and valuation currently scheduled for January 2007. On January 12, 2006, the City and Pennichuck Water filed extensive written testimony with the New Hampshire PUC. The City's testimony addressed whether it would be in the public interest for the City to take any Pennichuck Water assets by eminent domain and the valuation of the assets that the city proposes to take. Pennichuck Water's public interest testimony addressed, among other things, the impact of a taking of Pennichuck Water's assets on the customers of Pennichuck Water and its affiliates as well as on the Company's shareholders and the State of New Hampshire. Also filed on January 12, 2006 was the City's testimony regarding the City's plans to engage a third party contractor to operate the water system and the City's valuation of Pennichuck Water's assets. The staff of the New Hampshire PUC filed testimony on April 13, 2006 in which it concluded that an eminent domain taking is not in the public interest. The position taken by the New Hampshire PUC staff does not constitute a determination by the New Hampshire PUC itself. Additional written testimony was filed by Pennichuck Water and the City on May 22, 2006. As provided by the procedural schedule, on July 20, 2006 the City also filed additional written testimony to respond to the April 13 testimony of the PUC staff. The procedural schedule provides for the filing of two additional rounds of testimony, on September 15 and November 14, 2006, prior to the hearing on the merits before the PUC.

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

      Prior to the City's filing of its eminent domain case at the New Hampshire PUC, the Company filed a Petition for Declaratory Judgment in New Hampshire Superior Court seeking a determination that the City had waited too long to seek condemnation authority from the New Hampshire PUC after adopting a formal resolution on November 26, 2002 regarding the taking by eminent domain of water utility assets as well as a determination that NHRSA Ch. 38 was unconstitutional on a number of grounds and, later, that the New Hampshire PUC proceeding ultimately filed by the City exceeded the scope of the assets that were properly the subject of an attempted taking by the City under NHRSA Ch. 38. On September 1, 2004, the Superior Court ruled adversely to the Company on a number of these issues, deferred to the New Hampshire PUC with regard to the issue relating to the scope of the assets that the City could seek to acquire, and determined that one of the constitutional claims raised by the Company should be addressed only after the proceeding at the New Hampshire PUC had concluded. On October 22, 2004, the Company filed an appeal with the New Hampshire Supreme Court on a number of its claims, and on November 16, 2005 the court issued a ruling upholding the decision of the Superior Court.


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2006

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

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2006

payment totaling $280,000 as of March 1, 2005. Mr. Arel was financially responsible for $160,000 of that amount and the Company was responsible for the balance. In accordance with the terms of the Bureau settlement, neither Mr. Arel nor any director of the Company who was a shareholder as of March 31, 2003 was entitled to receive any portion of the shareholder payment. The Company's investigation-related expenses were $28,000 for the six months ended June 30, 2005. There were no investigation-related expenses for the six months ended June 30, 2006.

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

Guarantee of Subsidiary Indebtedness

      Southwood holds a 50% interest in four limited liability companies known as HECOP I, HECOP II, HECOP III and HECOP IV, each of which owns land and three of which each own a commercial office building, subject to a mortgage note. The remaining 50% ownership interest in each of the LLCs is principally held by John Stabile, owner of H. J. Stabile & Son, Inc. The mortgage notes, totaling approximately $9.7 million, which are not included in the accompanying condensed consolidated balance sheets, are each secured by the underlying real property. In addition, Southwood is contingently liable on one-half of the outstanding balances of two of the three outstanding mortgages, and as such, it has issued a guarantee to the mortgagee for its share of the guaranteed indebtedness. At June 30, 2006, Southwood was contingently liable on approximately $3.2 million of mortgage indebtedness associated with the limited liability companies.

Note 7 - Segment Reporting

      The Company operates principally in three business segments: regulated water utility operations, non-regulated water management services and real estate operations. "Other revenues," "other net income" and "other assets" as listed below relate to parent company activity which primarily includes rental revenues and eminent domain and other expenses. Financial data for the operating segments were as follows:


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2006

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

	(In thousands)

Revenues:
Water utility operations	$5,229	$5,671	$9,818	$10,001
Water management services	549	484	1,060	995
Real estate operations	9	-	31	-
Other	11	14	29	28

Consolidated total	5,798	6,169	10,938	11,024

Segment Net Income (Loss):
Water utility operations	$512	$694	$507	$465
Water management services	64	52	93	106
Real estate operations	(40)	(77)	(68)	(129)
Other	(381)	(346)	(1,084)	(579)

Consolidated total	$155	$323	$(552)	$(137)

	June 30,	December 31,
	2006	2005

Total Assets:
Water utility operations	$122,028	$118,626
Water management services	348	241
Real estate operations	2,458	2,375
Other	8,849	12,344

Consolidated total	133,683	133,586

Note 8 - Recent Rate Filings

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

      On June 16, 2006, Pennichuck Water filed a Petition for Rate Relief with the New Hampshire PUC seeking an overall increase in its rates which would result in approximately $6.1 million, or 36.49%, of additional revenues. On August 1, 2006, the New Hampshire PUC established a procedural schedule which includes a temporary rate hearing date of September 6, 2006. We do not expect a final decision on this request to be effective until early 2007.

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

      We are a non-operating holding company whose income is derived from the earnings of our five wholly owned subsidiaries. We are engaged primarily in the collection, storage, treatment and distribution of potable water for domestic, industrial, commercial and fire protection service in southern and central New Hampshire through our three utility subsidiaries: Pennichuck Water, Pennichuck East and Pittsfield. Our water utility revenues constituted 90% and 91% of our consolidated revenues in each of the six month periods ended June 30, 2006 and 2005, respectively. Pennichuck Water, our principal subsidiary, accounted for 69% and 75% of our consolidated revenues for the six months ended June 30, 2006 and 2005, respectively. Pennichuck Water's core franchise area presently includes the City of Nashua, New Hampshire (the "City") and 10 surrounding municipalities.

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

      The businesses of our two other subsidiaries are non-regulated water management services and real estate operations. Service Corporation provides various non-regulated water-related monitoring, maintenance, testing and compliance reporting services for water systems for various towns, businesses and residential communities in and around southern and central New Hampshire. Its most significant contracts are with the Town of Hudson, New Hampshire, the Town of Salisbury, Massachusetts and, under a joint venture with a third party, the Town of Barnstable, Massachusetts.

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


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

      The Company has vigorously opposed the efforts of the City to acquire its assets by eminent domain and intends to continue to do so, although it has publicly stated its desire to work with the City toward a fair and equitable solution. The New Hampshire PUC has set a schedule for the eminent domain proceeding which, if not further revised, would result in a hearing on the merits of the City's petition being held in January 2007. The staff of the New Hampshire PUC filed testimony on April 13, 2006 in which it concluded that an eminent domain taking is not in the public interest. The position taken by the New Hampshire PUC staff does not constitute a determination by the New Hampshire PUC itself. The Company's eminent domain related expenses during the six months ended June 30, 2006 and 2005 were $1,640,000 and $861,000, respectively. We expect that the total amount of our 2006 eminent domain related expenses will be in the range of $2.5 to $2.6 million pre-tax, or $1.5 to $1.6 million net of taxes. The status of these eminent domain efforts is discussed in greater detail in Note 6: "Commitments and Contingencies - Eminent Domain," to the notes to Condensed Consolidated Financial Statements.


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

      Effective December 16, 2004, the SEC and the Bureau entered into settlements with the former President and the Company. Under the terms of the New Hampshire settlement, the Company's shareholders as of March 31, 2003 received a payment totaling $280,000 as of March 1, 2005. The former President was financially responsible for $160,000 of that amount and the Company was responsible for the balance. The Company's investigation-related expenses were $28,000 for the six months ended June 30, 2005. The Company had no investigation-related expenses for the six months ended June 30, 2006.

Recent Developments

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

      Pennichuck Water Rate Relief Filing. On May 9, 2006, Pennichuck Water filed a Notice of Intent to file rate schedules with the New Hampshire PUC primarily to recover a portion of costs incurred for its water treatment plant upgrade project. On June 16, 2006, Pennichuck Water requested a rate increase designed to increase annual revenue by 15.9%, or approximately $2.7 million to be effective on August 1, 2006. Additionally, Pennichuck Water requested an annual rate increase, via a step adjustment, of approximately $3.4 million, or 20.6%. We do not expect a final decision on this request until early 2007. We can provide no assurances that any future rate relief request will be approved by the New Hampshire PUC; and, if approved, we cannot guarantee that this rate relief will be granted in a timely or sufficient manner to cover the investments and expenses for which we initially sought rate relief.

      Acquisitions. In January 2005, the Company entered into an agreement to acquire three water systems with approximately 1,100 total customers in the Lakes Region and central part of New Hampshire: the Locke Lake water system in Barnstead, the Birch Hill water system in Conway and the Sunrise Estates water system in Middleton, New Hampshire. The acquisition is the Company's largest since 1998. In January 2006 we entered into a settlement agreement with the New Hampshire PUC Staff and the Office of Consumer Advocate on the principal terms of these acquisitions. On February 2, 2006, the New Hampshire PUC conducted a public hearing on the settlement agreement and on March 24, 2006, rendered a final written decision approving such agreement. We closed the acquisition of the water systems in the second quarter of 2006 for a combined purchase price of approximately $725,000.

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


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

      Revenue Recognition. The revenues of the Company's water utility subsidiaries are based on authorized rates approved by the New Hampshire PUC. Estimates of water utility revenues for water delivered to customers but not yet billed are accrued at the end of each accounting period. The Company reads its residential customer meters generally on a quarterly basis and records revenues based on meter reading results. Unbilled revenues from the last meter-reading date to the end of the accounting period are estimated based on historical usage patterns and the effective water rates. The estimate of the unbilled revenue is a management estimate utilizing certain sets of assumptions and conditions. Actual results could differ from those estimates. Accrued unbilled revenues recorded in the accompanying consolidated balance sheets as of June 30, 2006 and 2005 were approximately $2.6 million and $2.6 million, respectively.

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

      In accordance with SFAS No. 87, "Employers Accounting for Pensions" ("SFAS 87") and SFAS No. 106, "Employers Accounting for Postretirement Benefits Other than Pensions" ("SFAS 106"), changes in pension and postretirement benefit obligations other than pensions ("PBOP") associated with these factors may not be immediately recognized as pension and PBOP costs in the Statements of Operations, but generally are recognized in future years over the remaining average service period of the plans' participants.

      The Company revised the discount rate effective at December 31, 2005 to 5.50% from 5.75% in 2004 to reflect market conditions. In determining pension obligation and expense amounts, this and other assumptions may change from period to period, and such changes could result in material changes to recorded pension and PBOP costs and funding requirements. Further, the value of the Company's pension plan assets, which partially consist of equity securities, were adversely affected by significant declines in the financial markets from 2000 through 2002, which more than offset positive investment performance during 2003 through 2005. Fluctuations in market returns may result in increased or decreased pension expense in future periods. These conditions impacted the funded status of our pension plan at both June 30, 2006 and 2005, and therefore, will also impact pension expense for the remainder of 2006.


      The Company's pension plan currently meets the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The Company anticipates that it will contribute approximately $400,000 to the plan within its 2006 plan year ended May 31.

Results of Operations-General

      In this section, the Company will discuss its results of operations for the three and six months ended June 30, 2006 and 2005 and the factors affecting them. The Company's operating activities, as discussed in greater detail in Note 7 to the Notes to Condensed Consolidated Financial Statements, are grouped into three primary business segments as follows:

* Water utility operations,
* Water management services, and
* Real estate operations.

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

Results of Operations - Three Months Ended June 30, 2006
Compared to Three Months Ended June 30, 2005

Overview

      For the three months ended June 30, 2006, the Company's consolidated net income was $155,000, compared to consolidated net income of $323,000 for the three months ended June 30, 2005. Basic earnings per share was $.04 for the three months ended June 30, 2006 as compared to $.10 basic earnings per share for the three months ended June 30, 2005.

      The Company's consolidated revenues for the second quarter of 2006 totaled $5.8 million as compared to $6.2 million for the three months ended June 30, 2005. The decrease in consolidated revenues was primarily attributable to the following:

Decreases in revenues:

*

a permanent rate increase approved by the New Hampshire PUC of 11.8% implemented by Pennichuck Water in April 2005 for service rendered on and after June 1, 2004. The incremental revenues attributable to the difference between the permanent rates and the temporary rates, of approximately $450,000, were recognized in the Company's financial statements during the three months ended June 30, 2005; and

* a 1.7% decrease in water consumption attributable to unusually rainy weather conditions during May and June of 2006.


Offsetting increases in revenues:

*	a temporary rate increase of 9.0% approved by the New Hampshire PUC and implemented by Pennichuck East in September 2005 for service rendered on and after June 16, 2005;

*	a permanent rate increase of an additional 15.26% approved by the New Hampshire PUC and implemented by Pennichuck East in February 2006 for service rendered on and after June 16, 2005; and

*	an approximately 1.8% increase in the combined utility customer base since June 30, 2005.

      The decrease in the Company's net income was attributable both to the decline in consolidated revenues described above and to an increase in the Company's costs related to defending against the City's eminent domain proceeding. These costs increased during the three months ended June 30, 2006 primarily due to expenses incurred for legal and valuation expert advisory services, in litigating with the City at the New Hampshire PUC and in state and federal courts. The Company's eminent domain related expenses were $594,000 for the three months ended June 30, 2006 compared to $520,000 for the three months ended June 30, 2005. Excluding the effect of the eminent domain expenses, the Company's consolidated net income was $514,000, or $.12 per share, in the second quarter of 2006 and net income of $635,000, or $.20 per share, in the second quarter of 2005.

      The Company believes that a presentation of net income excluding these expenses is useful to investors because it is indicative of the Company's financial performance in the ordinary course of business. The Company uses net income excluding these expenses to evaluate its financial performance because the Company expects that the financial impact of these expenses, with respect to regulatory investigation-related expenses has ceased or, with respect to eminent domain-related expenses, will cease to have a significant impact on our financial statements within the next several years. The material limitation associated with using this measure is that it does not include all of the expenses required to be included by generally accepted accounting principles. The Company compensates for this limitation when using this measure by comparing it directly to net income calculated according to generally accepted accounting principles.

Water Utility Operations

      The Company's water utility operations include the activities of Pennichuck Water, Pennichuck East and Pittsfield, each of which is regulated by the New Hampshire PUC. On a combined basis, net income for the Company's three utilities for the three months ended June 30, 2006 was approximately $512,000 as compared to a net income of $694,000 for the three months ended June 30, 2005. This decline was primarily due to the effect of the factors described above.

      The Company's utility operating revenues decreased to $5.2 million in the second quarter of 2006, or 7.8% from the second quarter of 2005. For the three months ended June 30, 2006, approximately 77%, 20% and 3% of the Company's total utility operating revenues were generated by Pennichuck Water, Pennichuck East and Pittsfield, respectively, as shown in the following table:


	June 30, 2006	June 30, 2005	Change

	(in thousands)

Pennichuck Water	$3,994	$4,724	$(730)
Pennichuck East	1,069	831	238
Pittsfield	166	116	50

Total	$5,229	$5,671	$(442)

      The overall decrease in the Company's utility operating revenues is primarily attributable to a permanent rate increase at Pennichuck Water granted by the New Hampshire PUC in April 2005 which was effective retroactive for services rendered on and after June 1, 2004. In accordance with the rate order, the Company recorded the incremental revenues attributed to the difference between the permanent rates and the previously granted temporary rates, of approximately $450,000, during the three months ended June 30, 2005. In addition, revenues for the three months ended June 30, 2006 reflect an unfavorable adjustment of approximately $160,000 related to the correction of a previous billing error related to 2004, 2005 and the first quarter of 2006. The amount of the error in each period was approximately $73,000, $72,000 and $15,000, respectively. The Company also experienced a 2.1% decline in billed consumption attributable to unusually rainy weather in May and June of 2006. These decreases were partially offset by rate relief approved by the New Hampshire PUC and implemented by Pennichuck Water and Pennichuck East as described below.

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

      For the three months ended June 30, 2006, utility operating expenses increased by $153,000, or 3.8%, to $4.2 million over the utility operating expenses for the 2005 period as shown in the table below.

	2006	2005	Change

	(in thousands)

Operations & maintenance	$2,933	$2,878	$55

Depreciation & amortization	785	652	133

Taxes other than income taxes	504	539	(35)

Total	4,222	4,069	153


The operations and maintenance expenses of the Company's water utility business include such categories as:

*	water supply, treatment, purification and pumping,
*	transmission and distribution system functions, including repairs and maintenance and meter reading, and
*	customer service and general and administrative functions.

The combined increase in the Company's utilities' operating expenses in the second quarter of 2006 over the 2005 period was chiefly the result of the following:

*	approximately $29,000 of increased purification and treatment costs in our core Pennichuck Water system, reflecting higher chemical and labor costs;

*	$27,000 of increased fuel and power costs predominantly in our core Pennichuck Water system;

*	$111,000 of increased general and administrative costs primarily relating to higher health benefit costs and non-union salaries; and

*	$133,000 of increased depreciation expense attributable to additional assets placed in service since June 30, 2005.

These increases were partially offset by decreases in purchased water costs attributable to lower consumption during the three months ended June 30, 2006 compared to the same period in 2005.

The recovery of these increased costs is expected to be included in future rate relief filings.

Water Management Services

The following table provides a breakdown of revenues from the Company's non-regulated, water management services operations for the three months ended June 30, 2006 and 2005.

	2006	2005	Change

	(in thousands)

Municipal contracts	$356	$303	$53

Community system contracts	75	64	11

Watertight program	84	63	21

Miscellaneous	34	54	(20)

Total	$549	$484	$65

      The Service Corporation's revenues consist chiefly of fees earned under various operations and billing contracts as well as revenues from its Watertight and backflow testing programs. Contract revenues from the municipal contracts for the three months ended June 30, 2006 and 2005 were $356,000


and $303,000, respectively. The $53,000 increase in contract revenues from municipal contracts relates primarily to the addition of one large service contract located in Massachusetts which resulted in approximately $68,000 in additional revenues. This increase was offset by a reduction in unplanned work within our Hudson, New Hampshire and Salisbury, Massachusetts municipal contracts.

      Contract revenues from community system contracts for the three months ended June 30, 2006 were $75,000, representing 89 operating contracts at June 30, 2006 compared to $64,000 from 82 such contracts at June 30, 2005. The increase in community system contract revenues for the three months ended June 30, 2006 resulted primarily from higher fees from unplanned services which totaled $40,000 in the second quarter of 2006 and $30,000 in 2005. For the three months ended June 30, 2006 and 2005, Service Corporation revenues included $84,000 and $63,000, respectively, for fees earned under its Watertight program. This program provides maintenance service to residential customers for a fixed annual fee. At June 30, 2006, approximately 4,300 customers were enrolled in this program, which represents an increase of approximately 500 customers since June 30, 2005.

      Expenses associated with the Company's contract operations were $449,000 and $403,000 for the three months ended June 30, 2006 and 2005, respectively, comprised primarily of direct costs for servicing our various operating contracts and allocated intercompany charges for general and administrative support for contract operations. The $46,000, or 11.4%, increase in expenses from 2005 to 2006 resulted principally from an increase of $53,000 in maintenance expenses associated with each of our operating contracts, an increase of $34,000 in allocated intercompany charges. These increases were partially offset by a decrease of $47,000 in marketing expenses.

Real Estate Operations

      For the three months ended June 30, 2006, Southwood's revenues were $9,000 compared to $0 in 2005 and its net (loss) earnings from investments accounted for under the equity method were $(15,000) and $18,000, respectively.

      The increase in our real estate revenues resulted principally from increased rent related to various operating leases in which Southwood is a lessor. During the three months ended June 30, 2006, Southwood incurred a net loss on its share of joint venture activities as described more fully below.

      At June 30, 2006 and 2005, Southwood had a 50% ownership interest in four joint ventures organized as limited liability companies, as discussed in greater detail under Note 6 in the Notes to Condensed Consolidated Financial Statements. The remaining 50% ownership interest in each joint venture is principally held by John P. Stabile II, a local developer, with whom Southwood has also participated in four residential joint ventures during the past 10 years. Southwood uses the equity method of accounting for its investments in the joint ventures. Consequently, Southwood's investment is adjusted for its share of earnings or losses and for any distributions received from the joint venture. For the three months ended June 30, 2006, Southwood's share of pre-tax loss from these joint ventures was approximately $15,000 compared to pre-tax earnings of $18,000 for the three months ended June 30, 2005. There were no distributions from the joint ventures during the three months ended June 30, 2006 or 2005. The decline in the joint ventures' pre-tax earnings resulted primarily from reduced rental revenues due to several vacancies within the HECOP II building during the second quarter of 2006. Southwood's share of pre-tax earnings is included under "Net earnings (loss) from investments accounted for under the equity method" in the accompanying Condensed Consolidated Statements of Operations.

      Expenses associated with the Company's real estate operations were $45,000 and $143,000 for the three months ended June 30, 2006 and 2005, respectively. This decrease was primarily attributable to decreased professional services utilized in connection with the development of Southwood's land parcels.


For the three months ended June 30, 2006, Southwood's operating expenses consisted primarily of $5,000 in salaries and benefits, $16,000 for general and administrative costs and $24,000 in allocated intercompany charges.

Eminent Domain - Related Expenses

      Our costs incurred in defending against the City's eminent domain proceeding increased during the second quarter of 2006 to $594,000 from $520,000 in the second quarter of 2005. The increase was primarily attributable to expenses incurred for legal and valuation expert advisory services. The eminent domain case with the City now is in the discovery stage and is scheduled for hearing before the New Hampshire PUC in January 2007. We expect that the total amount of our 2006 eminent domain related expenses will be in the range of $2.5 to $2.6 million pre-tax, or $1.5 to $1.6 million net of taxes.

Allowance for Funds Used During Construction

      For the three months ended June 30, 2006 and 2005, the Company recorded allowance for funds used during construction of approximately $247,000 and $70,000, respectively. The $177,000 increase is directly attributable to the increase in construction activity during the three months ended June 30, 2006 as compared to the same period in 2005.

Interest Income

      For the three months ended June 30, 2006, the Company recorded interest income of approximately $196,000 which relates to interest earnings on funds received from our 2005 equity offering which are held in an institutional money market fund.

Interest Expense

      For the three months ended June 30, 2006 and 2005, our consolidated interest expense was approximately $674,000 and $538,000, respectively. This increase was primarily attributable to the issuance of $12.1 million tax-exempt bonds during October 2005. Interest expense in both periods primarily represents interest on long-term indebtedness of the Company and its three regulated water utilities.

(Provision) Benefit for Income Taxes

      For the three months ended June 30, 2006 and 2005, the Company recorded an income tax provision of approximately $67,000 and $228,000, respectively. The $161,000 decrease is directly attributable to lower pre-tax net income for three months ended June 30, 2006.

Results of Operations - Six Months Ended June 30, 2006
Compared to Six Months Ended June 30, 2005

Overview

      For the six months ended June 30, 2006, the Company incurred a consolidated net loss of $552,000, compared to a consolidated net loss of $137,000 for the six months ended June 30, 2005. Basic loss per share was $.13 for the six months ended June 30, 2006 as compared to $.04 basic loss per share for the six months ended June 30, 2005.

      The Company's consolidated revenues for the first half of 2006 totaled $11.0 million which was virtually unchanged compared to revenues for the six months ended June 30, 2005. The unchanged level of consolidated revenues was primarily attributable to the following:


Decreases in revenues:

*

a permanent rate increase approved by the New Hampshire PUC of 11.8% implemented by Pennichuck Water in April 2005 for service rendered on and after June 1, 2004. The incremental revenues attributable to the difference between the permanent rates and the temporary rates, of approximately $450,000, were recognized in the Company's financial statements during the three months ended June 30, 2005; and

*	a 1.6% decrease in water consumption attributable to unusually rainy weather conditions during May and June of 2006.

Offsetting increases in revenues:

*	a temporary rate increase of 9.0% approved by the New Hampshire PUC and implemented by Pennichuck East in September 2005 for service rendered on and after June 16, 2005;

*	a permanent rate increase of an additional 15.26% approved by the New Hampshire PUC and implemented by Pennichuck East in February 2006 for service rendered on and after June 16, 2005; and

*	an approximately 1.8% increase in the combined utility customer base since June 30, 2005.

      The increase in the Company's net loss was attributable primarily to an increase in the Company's costs related to defending against the City's eminent domain proceeding. These costs increased during the six months ended June 30, 2006 primarily due to expenses incurred for legal and valuation expert advisory services, in litigating several cases with the City at the New Hampshire PUC and in state and federal courts and to expenses incurred in a significant public information campaign. The Company's eminent domain related expenses were $1,640,000 for the six months ended June 30, 2006 compared to $861,000 for the six months ended June 30, 2005. The Company's regulatory investigation-related expenses during the first half of 2005 were $28,000. The Company incurred no such costs during the first half of 2006 as this matter was concluded during the first quarter of 2005. Excluding the effect of the eminent domain and regulatory investigation-related expenses, the Company's consolidated net income was $439,000, or $.10 per share, in the first half of 2006 and net income of $380,000, or $.12 per share, in the first half of 2005.

      The Company believes that a presentation of net income excluding these expenses is useful to investors because it is indicative of the Company's financial performance in the ordinary course of business. The Company uses net income excluding these expenses to evaluate its financial performance because the Company expects that the financial impact of these expenses, with respect to regulatory investigation-related expenses has ceased or, with respect to eminent domain-related expenses, will cease to have a significant impact on our financial statements within the next several years. The material limitation associated with using this measure is that it does not include all of the expenses required to be included by generally accepted accounting principles. The Company compensates for this limitation when using this measure by comparing it directly to net income calculated according to generally accepted accounting principles.

Water Utility Operations

The Company's water utility operations include the activities of Pennichuck Water, Pennichuck East and Pittsfield, each of which is regulated by the New Hampshire PUC. On a combined basis, net


income for the Company's three utilities for the six months ended June 30, 2006 was approximately $507,000 as compared to net income of $465,000 for the six months ended June 30, 2005. This improvement is principally due to the effect of rate relief discussed above.

      The Company's utility operating revenues decreased to $9.8 million in the first half of 2006, or 1.8% from the first half of 2005. For the six months ended June 30, 2006, approximately 77%, 20% and 3% of the Company's total utility operating revenues were generated by Pennichuck Water, Pennichuck East and Pittsfield, respectively, as shown in the following table:

	June 30, 2006	June 30, 2005	Change

	(in thousands)

Pennichuck Water	$7,566	$8,260	$(694)
Pennichuck East	1,976	1,508	468
Pittsfield	276	233	43

Total	$9,818	$10,001	$(183)

      The overall decrease in the Company's utility operating revenues is primarily attributable to a permanent rate increase at Pennichuck Water granted by the New Hampshire PUC in April 2005 which was effective retroactive for services rendered on and after June 1, 2004. In accordance with the rate order, the Company recorded the incremental revenues attributed to the difference between the permanent rates and the previously granted temporary rates, of approximately $450,000, during the three months ended June 30, 2005. In addition, revenues for the six months ended June 30, 2006 reflect an unfavorable adjustment of approximately $160,000 related to the correction of a previous billing error related to 2004, 2005 and the first quarter of 2006. The amount of the error in each period was approximately $73,000, $72,000 and $15,000, respectively. The Company also experienced a 2.1% decline in billed consumption attributable to unusually rainy weather in May and June of 2006. These decreases were partially offset by rate relief approved by the New Hampshire PUC and implemented by Pennichuck Water and Pennichuck East as described below.

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


For the six months ended June 30, 2006, utility operating expenses increased by $269,000, or 3.2%, to $8.6 million over the utility operating expenses for the 2005 period as shown in the table below.

	2006	2005	Change

	(in thousands)

Operations & maintenance	$5,950	$5,715	$235

Depreciation & amortization	1,552	1,485	67

Taxes other than income taxes	1,083	1,116	(33)

Total	8,585	8,316	269

The operations and maintenance expenses of the Company's water utility business include such categories as:
*	water supply, treatment, purification and pumping,
*	transmission and distribution system functions, including repairs and maintenance and meter reading, and
*	customer service and general and administrative functions.

The combined increase in the Company's utilities' operating expenses in the first half of 2006 over the 2005 period was chiefly the result of the following:

*	approximately $61,000 of increased purification and treatment costs in our core Pennichuck Water system, reflecting higher purchased water, chemical and labor costs;

*	$92,000 of increased fuel and power costs predominantly in our core Pennichuck Water system;

*	$23,000 of increased general and administrative costs primarily relating to increased health benefit costs and non-union salaries; and

*	$67,000 of increased depreciation expense attributable to additional assets placed in service since June 30, 2005.

The recovery of these increased costs is expected to be included in future rate relief filings.

Water Management Services

The following table provides a breakdown of revenues from the Company's non-regulated, water management services operations for the six months ended June 30, 2006 and 2005.


	2006	2005	Change

	(in thousands)

Municipal contracts	$662	$631	$31

Community system contracts	175	156	19

Watertight program	150	118	32

Miscellaneous	73	90	(17)

Total	1,060	995	65

      The Service Corporation's revenues consist chiefly of fees earned under various operations and billing contracts as well as revenues from its Watertight and backflow testing programs. Contract revenues from the municipal contracts for the six months ended June 30, 2006 and 2005 were $662,000 and $631,000, respectively. The $31,000 increase in contract revenues from municipal contracts relates primarily to the addition of one large service contract located in Massachusetts which resulted in approximately $68,000 in additional revenues. This increase was offset by a reduction in unplanned work within our Hudson, New Hampshire and Salisbury, Massachusetts municipal contracts.

      Contract revenues from community system contracts for the six months ended June 30, 2006 were $175,000, representing 89 operating contracts at June 30, 2006 compared to $156,000 from 82 such contracts at June 30, 2005. The increase in community system contract revenues for the year resulted primarily from higher fees from unplanned services which totaled $104,000 in the first half of 2006 and $88,000 in 2005. For the six months ended June 30, 2006 and 2005, Service Corporation revenues included $150,000 and $118,000, respectively, for fees earned under its Watertight program. This program provides maintenance service to residential customers for a fixed annual fee. At June 30, 2006, approximately 4,300 customers were enrolled in this program, which represents an increase of approximately 500 customers since June 30, 2005.

      Expenses associated with the Company's contract operations were $921,000 and $827,000 for the six months ended June 30, 2006 and 2005, respectively, comprised primarily of direct costs for servicing our various operating contracts and allocated intercompany charges for general and administrative support for contract operations. The $94,000, or 11.4%, increase in expenses from 2005 to 2006 resulted principally from an increase of $49,000 in maintenance expenses associated with each of our operating contracts, and an increase of $40,000 in allocated intercompany charges.

Real Estate Operations

      For the six months ended June 30, 2006, Southwood's revenues were $31,000 compared to $0 in 2005. In addition, Southwood's net (loss) earnings accounted for under the equity method was $(2,000) and $23,000, respectively. The table below shows the major components of Southwood's revenues during 2006 and 2005.

	June 30, 2006	June 30, 2005	Change

	(in thousands)

Gain on sale of investment in Westwood Park	$41	$-	$41
Lease income and other	(10)	-	(10)

Total	$31	$-	$31


Income (loss) from unconsolidated equity investments	$(2)	$23	$(25)

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

      At June 30, 2006 and 2005, Southwood had a 50% ownership interest in four joint ventures organized as limited liability companies, as discussed in greater detail under Note 6 in the Notes to Condensed Consolidated Financial Statements. The remaining 50% ownership interest in each joint venture is principally held by John P. Stabile II, a local developer, with whom Southwood has also participated in four residential joint ventures during the past 10 years. Southwood uses the equity method of accounting for its investments in the joint ventures. Consequently, Southwood's investment is adjusted for its share of earnings or losses and for any distributions received from the joint venture. For the six months ended June 30, 2006, Southwood's share of pre-tax loss from these joint ventures was approximately $2,000 compared to pre-tax earnings of $23,000 for the six months ended June 30, 2005. There were no distributions from the joint ventures during the six months ended June 30, 2006 or 2005. The decline in the joint ventures' pre-tax earnings resulted primarily from reduced rental revenues due to several vacancies within the HECOP II building during the first two quarters of 2006. Southwood's share of pre-tax earnings is included under "Net earnings (loss) from investments accounted for under the equity method" in the accompanying Condensed Consolidated Statements of Operations.

      Expenses associated with the Company's real estate operations were $115,000 and $234,000 for the six months ended June 30, 2006 and 2005, respectively. This decrease was primarily attributable to decreased professional services utilized in connection with the development of Southwood's land parcels. Southwood's 2006 operating expenses consisted primarily of 31,000 in salaries and benefits, $34,000 for general and administrative costs and $50,000 in allocated intercompany charges.

Eminent Domain - Related Expenses

      Our costs incurred in defending against the City's eminent domain proceeding increased significantly during the first half of 2006 to $1,640,000 from $861,000 in the first half of 2005. The increase was primarily attributable to expenses incurred for legal and valuation expert advisory services as well as a significant public information campaign opposing the City's efforts. The City's eminent domain case now is in the discovery stage and is scheduled for hearing before the New Hampshire PUC in January 2007. We expect that the total amount of our 2006 eminent domain related expenses will be in the range of $2.5 to $2.6 million pre-tax, or $1.5 to $1.6 million net of taxes.

Allowance for Funds Used During Construction "AFUDC"

      For the six months ended June 30, 2006 and 2005, the Company recorded AFUDC of approximately $417,000 and $128,000, respectively. The $289,000 increase is directly attributable to the increase in the construction activity during the six months ended June 30, 2006 over that of June 30, 2005.


Interest Income

For the six months ended June 30, 2006, the Company recorded interest income of approximately $294,000, resulting from its investments (see note 2(d)).

Interest Expense

      For the six months ended June 30, 2006 and 2005, our consolidated interest expense was approximately $1,268,000 and $1,083,000, respectively. This increase was primarily attributable to the issuance of $12.1 million tax-exempt bonds during October 2005. Interest expense in both periods primarily represents interest on long-term indebtedness of the Company and its three regulated water utilities.

Income Tax Benefit

      For the six months ended June 30, 2006 and 2005, the Company recorded an income tax benefit of approximately $364,000 and $86,000, respectively. The $278,000 increase is directly attributable to the increase in the loss before income taxes incurred for six months ended June 30, 2006.

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

      For the past several years, cash flows from operations have fluctuated largely based on four factors: (i) weather, (ii) amount and timing of rate increases, (iii) gain recognized on the sale of Southwood land, and (iv) significant costs associated with the City's ongoing eminent domain proceeding, each discussed in more detail above. For the six months ended June 30, 2006, net cash used in operating activities increased by $312,000, for the reasons discussed above under "Results of Operations - Six Months Ended June 30, 2006 Compared to 2005." Net cash used in investing activities in the six months ended June 30, 2006 decreased by $3,963,000, compared to the 2005 period due to a decrease in restricted cash and lower deferred land costs.

      For the period 2002 to 2005, the majority of our funds were provided through a combination of cash flow from utility operations and sales of portions of our real estate holdings. We supplemented these sources of funds beginning in the fourth quarter of 2003 and throughout 2004 by drawing down a portion of the funds available under our bank revolving credit facility. During 2005, in addition to cash flow from operations, we realized a substantial amount of net new proceeds from the sale of various debt securities, totaling $16.6 million, and from a public offering of common stock totaling $17.4 million. We also generated approximately $125,000 during 2005 through the issuance of new shares of common stock under our Dividend Reinvestment Plan.

2006 to 2009 Capital Expenditures Program

      We expect our capital expenditures to continue to be substantial during the balance of 2006 and continuing into 2009, as discussed more fully in our most-recently filed Form 10-K for the year ended December 31, 2005. The current estimated construction costs for the upgrade of the treatment plant is $41 million, an increase from $38 million at December 31, 2005, reflecting the costs under a contract that Pennichuck Water entered into during the quarter ended June 30, 2006 for a material component of the treatment plant project. The following table summarizes our capital expenditures and


other funds requirements for the 2006 to 2009 period and comparative capital expenditures and other funds requirements for the 2002 to 2005 period.

	2006	2007	2008	2009

Utility plant additions	$20,300,000	$16,300,000	$12,600,000	$7,800,000
Other	4,000,000	2,000,000	2,000,000	2,000,000

Total	24,300,000	18,300,000	14,600,000	9,800,000

	2002	2003	2004	2005

Utility plant additions	$8,400,000	$9,000,000	$7,500,000	$10,600,000
Other	-	-	-	-

Total	$8,400,000	$9,000,000	$7,500,000	$10,600,000

      Our water utilities are capital intensive businesses. We are engaged in continuous construction programs at our utility subsidiaries primarily for water distribution system repair, rehabilitation and replacement, water storage facility maintenance and additions, and more recently, water supply security. For the period 2002 to 2005, capital expenditures for water distribution, storage, and supply totaled $35.5 million, or approximately $8.9 million per year. For 2006 and the period 2007 to 2009, comparable expenditures are expected to total $20.3 million and $36.7 million in current dollars, respectively, or approximately $14.2 million per year.

      In addition to our recurring programs, we are embarking on two major new construction initiatives. The first is an upgrade of our water treatment plant that is necessary in order for the plant to meet more stringent, federally mandated safe drinking water standards. The water treatment plant project construction commenced in the second half of 2005 and is expected to be completed by the spring of 2009. Capital expenditures associated with the water treatment plant upgrade project are expected to total approximately $14.5 million for 2006 and $18.0 million for 2007 to 2009.

      The second is the installation of a radio meter reading ("RMR") system. The RMR system will enable a switch from quarterly to monthly billing and will facilitate the introduction of conservation-based pricing during periods of extremely heavy consumption (the summer months). We will complete a one year pilot of the RMR system in 1,000 residential customer premises by the fall of 2006 with a full system roll-out, based upon the success of the pilot, scheduled for 2006, 2007 and 2008. Capital expenditures for the RMR system are expected to be $200,000 in 2006 and $1.7 million for 2007 to 2008.

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

2006-2009 External Financing Requirements

      Due to the significant size of our utility construction program in 2006-2009 as described above, we expect that only 25% to 30% of our funding requirements will be provided by cash flow from our operations (after payment of dividends on common stock). We expect that the balance of our funding will be obtained through long-term debt arrangements and the issuance of common stock. For a full discussion of our existing long-term debt arrangements and common stock offering, see Part II, Item 7, "Management's Discussion and Analysis - Liquidity and Capital Resources", of our Form 10-K for the


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

Recent and Contemplated Financing Arrangements to Fund Capital Expenditure Commitments

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

      We have applied and will continue to apply for long-term debt funds directly from the State of New Hampshire under the State's Revolving Fund program ("SRF"). Funds provided under the SRF loans carry long-term fixed costs at interest rates set with reference to various Municipal Bond Indices, which rates are generally below the rates for comparable U.S. Treasury securities of like maturity. As of the beginning of the second quarter, we had three outstanding SRF loans aggregating approximately $784,000. We completed draw downs on our fourth SRF loan of approximately $565,000 in the second quarter of 2006. In April 2006, we had a document closing for our fifth SRF loan of $3.0 million, which we expect to draw down throughout the remainder of 2006 and into early 2007 to fund a portion of our water treatment plant upgrade project. As of August 9, 2006, we have drawn down approximately $519,000 on the fifth SRF loan.

Significant Financial Covenants

      Our $16 million revolving credit facility with Bank of America, which matures December 31, 2007, contains three financial maintenance tests which must be met on a quarterly basis. These maintenance tests are as follows:

(1)	our Fixed Charge Coverage Ratio must exceed 1.2x;
(2)	our Tangible Net Worth must exceed $40.0 million, plus new equity issued subsequent to April 2006; and
(3)	our Funded Debt must not exceed 65% of our Total Capitalization.


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

to issue long-term debt, our Earnings Available for Interest divided by our Interest Expense must exceed 1.5x (except for Pennichuck Water's 1988 series 7.5% bond with a balance of $780,000 for which the test is 1.75x).

      Certain covenants in Pennichuck Water's and Pennichuck East's loan agreements as well as our Bank of America revolving credit loan agreement effectively restrict our ability to upstream common dividends from Pennichuck Water and Pennichuck East as well as to pay common dividends to our shareholders.

      Several of Pennichuck Water's loan agreements contain a covenant that requires Pennichuck Water to maintain a minimum net worth of $4.5 million. At June 30, 2006, Pennichuck Water's net worth was $37.4 million.

      One of Pennichuck East's loan agreements contains a covenant that requires Pennichuck East to maintain a minimum net worth of $1.5 million. At June 30, 2006, Pennichuck East's net worth was $4.7 million.

      In April 2006, we amended our Bank of America revolving credit loan agreement to lower our minimum consolidated net worth covenant requirement from $42.5 million to $40.0 million. At June 30, 2006, our consolidated net worth was $43.9 million.

As of June 30, 2006, we were in compliance with all of our financial covenants.

Quarterly Dividends

      One of our primary uses of funds is dividends on our common stock, payable as and when declared by our board of directors. We have paid dividends on our common stock each year since 1856. Our current quarterly dividend rate of $.165 per share remains unchanged from the June 1, 2005 quarterly dividend rate increase, and results in an annualized dividend rate of $0.66 per share. On May 5, 2006 we announced that our board of directors had declared a quarterly dividend of $.165 per share, payable on June 1, 2006 to our shareholders of record as of May 15, 2006. Such declaration resulted in an aggregate quarterly dividend payment of $694,000 in the second quarter of 2006, compared to an aggregate quarterly dividend payment of $532,000 for the 2005 period. This increase was primarily attributable to the increased number of shares of our common stock outstanding (resulting from the common stock offering effective in July 2005 that was in effect for the 2006 period, but not the 2005 period). On July 28, 2006, we announced that our board of directors had declared a quarterly dividend of $.165 per share, payable on September 1, 2006 to our shareholders of record as of August 15, 2006. We expect to continue to pay comparable cash dividends in the future, subject to the terms of our debt agreements, as discussed more fully elsewhere in this Report.

Off Balance Sheet Arrangements

At June 30, 2006 and 2005, Southwood had a 50% ownership interest in four joint ventures organized as limited liability companies. The remaining 50% ownership interest in each of the joint


ventures is primarily held by John P. Stabile II, a local developer with whom Southwood has also participated in four other residential joint ventures during the past ten years. The formation of these joint ventures provides Southwood with an opportunity to develop its landholdings in such a manner as to provide for a long-term income stream through commercial rental activities. Additionally, the joint ventures, as legal entities, mitigate the financial risk associated with sole ownership of developed commercial properties by Southwood. The joint ventures, whose assets and liabilities are not included in the accompanying Condensed Consolidated Balance Sheets, own certain commercial office buildings on which there are outstanding mortgage notes totaling $9.7 million and $8.8 million as of June 30, 2006 and 2005, respectively. The mortgage notes are each secured by the underlying property. In addition, Southwood is contingently liable on one-half of the outstanding balances of two of the three outstanding mortgages, and as such, it has issued a guarantee to the mortgagee for its share of the guaranteed indebtedness. At June 30, 2006, Southwood was contingently liable on approximately $3.2 million of mortgage indebtedness associated with the limited liability companies. In addition, if either HECOP II or HECOP III defaults on its indebtedness, Southwood's investment in the other HECOP will be at risk, because each of HECOP II and III has guaranteed the indebtedness of the other. Southwood's investments in HECOP I-III had an aggregate carrying value of $472,000 as of June 30, 2006. Distributions from the joint ventures have from time to time during the past ten years been a significant source of funds to support the Company's dividend payments to its shareholders. The Company accounts for Southwood's investment in the four current joint ventures using the equity method of accounting, meaning that it recognizes on a current basis 50% of each joint venture's operating results. Those results reflect ongoing carrying costs such as maintenance and property taxes. Information about the Company's revenues, expenses and cash flows arising from the joint ventures is included in Note 6 of the Notes to Condensed Consolidated Financial Statements. The Company has assessed these equity investments in accordance with FIN 46(R), "Consolidation of Variable Interest Entities", and has determined that it is not the primary beneficiary of these variable interest entities.

      In October 2005, we completed a tax-exempt debt financing with the New Hampshire Business Finance Authority ("BFA"). The BFA acts solely as a passive conduit to the tax-exempt bond markets with us acting as the obligor for the associated tax-exempt debt. At June 30, 2006, we had borrowed $12.1 million representing a portion of the $49.5 million offering conducted in October 2005. The remaining $37.4 million was placed in escrow for the sole benefit of bondholders with no recourse to us and hence we have not recorded the associated debt as a long-term liability. We expect to draw these funds as we incur capital expenditures for various water facilities projects, primarily the water treatment plant upgrade project, and to record the associated debt as a long-term liability over the 2006-2008 time frame.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

      Our exposure to financial market risk results primarily from fluctuations in interest rates. We are exposed to changes in interest rates primarily from our revolving credit facility which contains variable interest rates. This facility, which includes a total borrowing capacity of $16.0 million, permits us to borrow, repay and re-borrow, in varying amounts and from time to time at its discretion through December 31, 2007. Borrowings under this credit facility bear interest rates ranging from LIBOR plus 1.0% to LIBOR plus 1.5% based on the results of various financial ratios. We had no outstanding borrowings under our revolving credit facility at June 30, 2006.

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


floating-rate loan with the bank contains interest rates ranging from LIBOR plus 1.0% to LIBOR plus 1.5% based on the results of various financial ratios. The applicable margin at June 30, 2006 was 1.5% resulting in an interest rate of 6.81%. We designated this interest rate swap as a cash flow hedge against the variable future cash flows associated with the interest payments due on the $4.5 million of notes. The combined effect of its LIBOR-based borrowing formula and the swap produces an "all-in fixed borrowing cost" equal to 6.25%.

      The fair market value of our interest rate swaps represents the estimated unrealized loss to terminate these agreements based upon current interest rates. Our exposure to interest rate risk has not changed materially from that of December 31, 2005.

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

      There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except that we implemented a new billing system effective June 1, 2006.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

      Eminent domain proceedings are pending before the New Hampshire PUC against the Company's principal subsidiary, Pennichuck Water, as discussed in greater detail in Note 6: "Commitments and Contingencies - Pending Eminent Domain Efforts" to the notes to Condensed Consolidated Financial Statements.

      The Company and its subsidiaries are not otherwise involved in any material litigation or other proceedings which, in management's opinion, would have an adverse effect on the business, the consolidated financial condition or the operating results or cash flows of the Company and its subsidiaries.


Item 1A. RISK FACTORS

      Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2005, as supplemented by our item 1A Risk Factors disclosure in our quarterly report on Form 10-Q for the period ended March 31, 2006. The Risk Factors presented below should be read in conjunction with the risk factors and information disclosed in our 2005 Form 10-K and our Form 10-Q for the period ended March 31, 2006.

Risks Related to Our Water Utilities

The City of Nashua's use of the power of eminent domain to acquire a significant portion of our water utility assets creates uncertainty and may result in material, adverse consequences for us and our shareholders.

      We are involved in ongoing proceedings with the City of Nashua regarding the City's desire to acquire all or a significant portion of the water utility assets of Pennichuck Water, our principal subsidiary. The City is pursuing such acquisition pursuant to its power of eminent domain under New Hampshire law. Whether the City will ultimately be permitted to acquire our assets and, if so, the compensation that the City would have to pay us for those assets is highly uncertain. Moreover, the City's eminent domain proceeding has involved, and will likely continue to involve, what has been and is likely to continue to be protracted proceedings before the New Hampshire PUC. Our board of directors and shareholders would not have the right to approve a forced sale of Pennichuck Water assets to the City in an eminent domain proceeding or the amount of damages that the City would have to pay to us as a consequence of such a taking. If the New Hampshire PUC authorizes the City to use eminent domain to acquire any or all of Pennichuck Water's assets, the City would not be bound to proceed with the acquisition, and could decide not to proceed.

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

      We may not have the opportunity to contract to operate for the City all or any portion of the Pennichuck Water system that the City may acquire in an eminent domain proceeding. According to the City's filings with the New Hampshire PUC, if the City acquires all or any portion of the Pennichuck Water system in an eminent domain proceeding, the City intends to enter into an Operation, Maintenance and Management Agreement with Veolia Water North America - Northeast LLC to operate that water system. We understand that the City has not yet entered into a definitive agreement with Veolia for the operation of the water system, the City and Veolia have entered into a binding Memorandum of Understanding pursuant to which the City is obligated to pay a termination fee to Veolia if the City reaches a settlement with Pennichuck Water and Veolia is not the operator of the system, if the City withdraws its eminent domain petition at any time prior to a final order of the New Hampshire PUC (including all appeals by Pennichuck Water) or if the City rebids the operation, maintenance and management of the water system. According to the City's filings, Veolia is a wholly owned subsidiary of Veolia Environment (which formerly was known as Vivendi Environnement).

Our vigorous opposition to the City of Nashua's efforts to acquire our assets by eminent domain has had, and will likely continue to have, a material adverse effect on our operating results and has been, and will continue to be, a significant distraction to our management.


      We have vigorously opposed the City of Nashua's efforts to acquire our assets by eminent domain and intend to continue to do so, although we have publicly stated our desire to work with the City toward a fair and equitable solution. Our eminent domain related expenses have been, and are expected to continue to be, significant. For 2005, those expenses, net of taxes, were approximately $1.4 million, or $.38 per share, compared to $721,000, or $.22 per share, for 2004. The City's eminent domain case now is in the discovery stage and is scheduled for hearing before the New Hampshire PUC in January 2007. The Company's eminent domain related expenses during the six months ended June 30, 2006 and 2005 were $1,640,000 and $861,000, respectively. We expect that the total amount of our 2006 eminent domain related expenses will be in the range of $2.5 to $2.6 million pre-tax, or $1.5 to $1.6 million, net of taxes.

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

      Consistent with our previous announcements, effective April 17, 2006, Hannah M. McCarthy, who has been a director since 1994, became our interim President and Chief Executive Officer as a result of the departure of Donald L. Correll, our former President and Chief Executive Officer, on April 15, 2006. On August 11, 2006 the Company announced Ms. McCarthy was resigning to return to the academic community as an interim college President. Unless other arrangements are mutually agreed upon between Ms. McCarthy and the Company's Board, her resignation as President and Chief Executive Officer will be effective on or about August 30, 2006. Ms. McCarthy will remain a member of the Company's Board.

      An executive search committee of the Board, formed at the time of the announcement of Mr. Correll's departure, continues to seek a permanent President and Chief Executive Officer. If a permanent appointment is not made by the time of Ms. McCarthy's departure, the Board expects that it will appoint another interim President and Chief Executive Officer at that time.

We do not know how long it will take us to recruit a permanent CEO and president or whether the uncertainty regarding our management succession plan during the interim will adversely affect us.

The relatively large magnitude of the future rate relief that we expect to request in order to earn a return on our projected 2006 to 2009 capital expenditures may adversely affect our ability to obtain timely and adequate rate relief and therefore could adversely affect our ability to service the debt that we expect to incur to finance such projects.

      During the 2006 to 2009 period, our capital expenditures will be particularly large as we upgrade our water treatment plant to meet more stringent federally mandated water quality standards, undertake various water distribution, storage, supply, maintenance, rehabilitation and replacement projects and conduct a pilot project for a proposed radio-based meter reading system. Our estimated capital expenditures for our water utilities during the 2006 to 2009 period are expected to total $57.0 million in current dollars. By comparison, for the four year period 2002 to 2005, our capital expenditures were $35.5 million.

      Given the relatively large magnitude of our construction program, we expect that our future rate relief requests will be significant. We intend to submit one or more requests for rate relief in anticipation of significant components of our capital projects being placed into service. There can be no assurance that


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

      Our significant projected capital expenditures for the 2006 to 2009 period result primarily from our need to upgrade our water treatment plant to meet federally mandated standards. The water treatment plant project will be constructed in stages. The initial stage began in the second half of 2005, and we expect that the project will be completed in early 2009. The cost of the entire water treatment plant project is currently estimated at approximately $41 million. The following are principal risks that we believe are associated with our water treatment plant construction project:

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

Risks Related to Our Real Estate Activities

The cost of capital improvements to office space and low occupancy levels or rental rates for commercial office space could adversely affect our real estate development subsidiary's operating results.

      Southwood has a 50% ownership interest in three separate joint ventures owning commercial office buildings located in Merrimack, New Hampshire and a 50% interest in another nearby parcel of land that is approved for the construction of commercial office space. From time to time, a Southwood joint venture may need to make significant capital improvements to its property in order to remain competitive. Such additional investment could adversely affect our return on a project. Any expiration, default or termination of a lease may adversely affect Southwood's revenues. A reduction in demand for the joint


venture properties may cause us to continue to incur operating costs without offsetting income. The combined vacancy rate for the Southwood joint venture projects was approximately 20.8% as of June 1, 2006. A tenant in HECOP III has announced its intent to vacate by August 31, 2006, the end of its current lease term. This space aggregates 40,895 of rentable square feet and provides approximately $665,000 per year in gross rental income. This vacancy will represent 61% of the rentable square feet of HECOP III and 27% of the total rentable space of HECOP II, III and IV. The project's leasing agent is aggressively marketing the space and anticipates its absorption at market rates (equal to or greater than the prior rental rate) within the next 12-18 months. Commercial building occupancies and rental rates typically decline in an economic downturn. Southwood's share of the net operating income (or loss, if any) from leases associated with those buildings could be adversely impacted by a downturn in the local economy and commercial real estate market.

Other Risks

When we become subject to SEC requirements under Section 404 of the Sarbanes-Oxley Act of 2002, if our internal control reports disclose significant deficiencies or material weaknesses, our shareholders and lenders could lose confidence in our financial reporting, which would likely harm the trading price of our stock, our access to additional capital, and our liquidity.

      We are not an "accelerated filer" under the federal securities laws, and therefore SEC requirements under Section 404 of the Sarbanes-Oxley Act of 2002 did not require us to and we did not prepare a management report on our internal control over financial reporting or obtain an attestation on that report from our auditors in connection with our most recent consolidated financial statements included with this annual report. Under current SEC regulations, because the value of our common stock held by non-affiliates did not exceed $75 million as of June 30, 2005, our annual report for the year ended December 31, 2005 was not required to include the internal control reports described above. Such value exceeded $75 million as of June 30, 2006, therefore such internal control reports will be required for the fiscal year ending December 31, 2006. During the past several years, various accelerated filers, when first providing internal control reports, disclosed significant deficiencies or material weaknesses in their internal control over financial reporting. When we become subject to SEC requirements under Section 404, if our internal control reports disclose significant deficiencies or material weaknesses, our shareholders and lenders could lose confidence in our financial reporting, which would likely harm the trading price of our stock, our access to additional capital, and our liquidity.

We may be restricted by one or more debt agreements from paying dividends in amounts similar to dividends that the Company has paid in recent periods, or, in more unlikely circumstances, from continuing to pay any dividend.

      There can be no assurance that the Company will continue to pay dividends in the future or, if dividends are paid, that they will be in amounts similar to dividends that the Company has paid in recent periods. It is the Company's current intention, however, to continue to pay comparable cash dividends in the future, subject to the terms of the Company's debt agreements. Certain bond and note agreements require, among other things, restrictions on the payment or declaration of dividends. The Company's revolving credit facility effectively restricts the Company's ability to pay dividends by requiring that its tangible net worth on a quarterly basis must equal or exceed $40.0 million plus new equity proceeds subsequent to April 2006. Our tangible net worth at June 30, 2006 was $43.9 million.

We are subject to anti-takeover measures that may be used by existing management to discourage, delay or prevent changes of control that might benefit non-management shareholders.


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

      Shareholder Rights Plan. On July 28, 2006, our board of directors approved an amendment to our shareholder rights plan. The amendment to the shareholder rights plan was executed on August 10, 2006 by American Stock Transfer & Trust Company, as the rights agent, and by the Company in accordance with Section 27 of the shareholder rights plan. The amendment shall be effective as of August 15, 2006. The rights plan is intended to improve the bargaining position of our board of directors in the event of an unsolicited offer to acquire our outstanding common stock. Under the terms of the rights plan, a preferred stock purchase right is attached to each share of our outstanding common stock that is currently outstanding or becomes outstanding before the rights become exercisable, are redeemed or expire. The rights will become exercisable only if an individual or group has acquired or obtained the right to acquire or announced a tender or exchange offer that if consummated would result in such individual or group acquiring beneficial ownership of 15% (as amended from 10% effective August 10, 2006) or more of our outstanding common stock. Upon the occurrence of a triggering event, the rights will entitle every holder of our common stock, other than the acquiror, to purchase our stock or stock of our successor on terms that would likely be economically dilutive to the acquiror. Our board of directors, however, has the power to amend the rights plan so that it does not apply to a particular acquisition proposal or to redeem the rights for a nominal value before they become exercisable. We believe these features will likely encourage an acquiror to negotiate with our board of directors before commencing a tender offer or to condition a tender offer on the board taking action to prevent the rights from becoming exercisable.

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


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On May 4, 2006, the Company held its Annual Meeting of Shareholders to elect four directors.

(b) The following directors were elected to a three year term expiring at the Annual Meeting of Shareholders in 2009:

Election of Directors	Votes For	Votes Withheld or Opposed
Joseph A. Bellavance	3,489,290	209,006
Steven F. Bolander	3,616,099	82,197
Robert P. Keller	3,480,148	218,148
James M. Murphy	3,613,411	84,885

The continuing directors whose terms expire beyond the May 4, 2006 Annual Meeting date are:

Michelle L. Chicoine
John R. Kreick
Hannah M. McCarthy
Martha E. O'Neill

Total shares outstanding on May 4, 2006 were 4,193,986.

Item 5. OTHER INFORMATION

      On August 14, 2006, we issued a press release announcing our operating results for the three and six month periods ended June 30, 2006. A copy of the press release is attached as Exhibit 99.1 to this Form 10-Q. The information contained in Exhibit 99.1 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing with the Securities and Exchange Commission under the Exchange Act of 1934 or the Securities Act of 1933, except as expressly set forth by specific reference in such a filing.

      On July 28, 2006, the Board of Directors of the Company approved an amendment to the Rights Agreement (as amended, the "Rights Agreement") by and between the Company and American Stock Transfer & Trust Company (the "Rights Agent"), which Rights Agreement was originally adopted on April 20, 2000. The amendment to the shareholder rights plan was executed on August 10, 2006 by American Stock Transfer & Trust Company, as the rights agent and by the Company in accordance with Section 27 of the shareholder rights plan. The amendment shall be effective as of August 15, 2006. The amendment to the Rights Agreement became effective on August 11, 2006, when the amendment instrument was executed by the Company and the Rights Agent. The amendment to the Rights Agreement increased the percentage of beneficial ownership required to trigger rights under the Rights Agreement from 10% to 15% by changing the definition of an "Acquiring Person" under the Rights Agreement. Specifically, prior to the amendment, an "Acquiring Person" was defined as any beneficial owner of more than 10% of the shares of common stock of the Company, other than the Company and any subsidiary of the Company, any employee benefit plan of the Company or any of its subsidiaries or any entity holding shares of common stock of the Company for or pursuant to the terms of any such employee benefit plan. As amended, the Rights Agreement defines an "Acquiring Person" to be any beneficial owner of more than 15% of the shares of common stock of the Company, other than persons excluded above.


Item 6. EXHIBITS

Exhibit
Number	Exhibit Description

31.1	Certification

31.2	Certification

32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release - "Pennichuck Corporation Announces Second Quarter 2006 Operating Results" dated August 14, 2006


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pennichuck Corporation

(Registrant)

Date: August 14, 2006	/s/ Hannah M. McCarthy

Hannah M. McCarthy, President and
Chief Executive Officer

Date: August 14, 2006	/s/ William D. Patterson

William D. Patterson, Senior Vice
President and Chief Financial Officer
