Form 10-Q
period 2006-09-30
PENNICHUCK CORP
filed 2006-11-14
CIK 788885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

The number of shares of the registrant's common stock, $1 par value, outstanding as of November 8, 2006 was 4,212,424.


PENNICHUCK CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2006

CONTENTS

PART I: FINANCIAL INFORMATION
		Page

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets:
	September 30, 2006 and December 31, 2005	3

	Condensed Consolidated Statements of Operations:
	Three and nine months ended September 30, 2006 and 2005	4

	Condensed Consolidated Statements of Cash Flows:
	Nine months ended September 30, 2006 and 2005	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

Item 4.	Controls and Procedures	39

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Not Applicable
Item 3.	Defaults upon Senior Securities	Not Applicable
Item 4.	Submission of Matters to a Vote of Security Holders	Not Applicable
Item 5.	Other Information	46
Item 6.	Exhibits	47

SIGNATURES		48

CERTIFICATIONS		49


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	September 30, 2006	December 31, 2005

ASSETS
Property, Plant and Equipment	$153,003	$135,959
Less accumulated depreciation	(36,642)	(33,866)

Net property, plant and equipment	116,361	102,093
Current Assets
Cash and cash equivalents	612	3,891
Restricted cash	54	6,276
Investments	1,196	8,000
Accounts receivable, net of allowance of $37
and $37 in 2006 and 2005, respectively	5,343	3,910
Materials and supplies, at cost	867	647
Prepaid expenses and other current assets	445	676

	8,517	23,400

Other Assets
Deferred land costs	2,080	1,742
Deferred charges and other assets	6,454	5,844
Investment in real estate partnerships	528	507

	9,062	8,093

TOTAL ASSETS	$133,940	$133,586

STOCKHOLDERS' EQUITY AND LIABILITIES
Stockholders' Equity
Common stock - $1 par value
Authorized - 11,500,000 shares
Issued - 4,213,095 and 4,190,972 shares, respectively	$4,213	$4,191
Additional paid in capital	32,374	32,221
Retained earnings	8,209	10,172
Accumulated other comprehensive loss	(793)	(810)
Less treasury stock, at cost; 1,202 shares	(138)	(138)

	43,865	45,636
Minority interest	----	3
Long-term debt, less current portion	41,223	41,338
Current Liabilities
Current portion of long-term debt	441	118
Accounts payable	3,292	2,044
Accrued interest payable	339	513
Other accrued liabilities	2,175	1,495

	6,247	4,170
Deferred Credits and Other Reserves
Contributions in aid of construction	27,190	27,224
Deferred income taxes	10,302	10,244
Other liabilities and deferred credits	5,113	4,971

TOTAL STOCKHOLDERS' EQUITY AND LIABILITIES	$133,940	$133,586

See notes to condensed consolidated financial statements


PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended September 30		Nine Months Ended September 30,

	2006	2005	2006	2005

Revenues
Water utility operations	$6,715	$6,437	$16,533	$16,439
Water management services	619	560	1,679	1,555
Real estate operations	17	1	95	16
Other	15	14	44	42

	7,366	7,012	18,351	18,052
Operating Expenses
Water utility operations	5,022	4,353	13,654	12,747
Water management services	526	530	1,447	1,357
Real estate operations	84	47	199	249
Other	47	50	144	133

	5,679	4,980	15,444	14,486

Operating Income	1,687	2,032	2,907	3,566

Eminent domain and regulatory
investigation expenses	(377)	(713)	(2,017)	(1,602)
Other income, net	14	80	77	114
Net earnings (loss) from investments accounted
for under the equity method	22	(66)	20	(43)
Allowance for funds used during construction	234	72	651	200
Interest income	80	83	374	86
Interest expense	(587)	(582)	(1,855)	(1,669)

Income Before Provision for Income Taxes	1,073	906	157	652

Provision for Income Taxes	(403)	(314)	(39)	(198)

Net Income	$670	$592	$118	$454

Other comprehensive income (loss), net of tax
Unrealized (loss) gain on derivative instruments	(48)	58	17	15

Comprehensive Income	$622	$650	$135	$469

Earnings per Common Share:
Basic	$.16	$.14	$.03	$.13
Diluted	$.16	$.14	$.03	$.13

Weighted Average Common Shares Outstanding:
Basic	4,210,436	4,164,367	4,202,130	3,539,798
Diluted	4,216,624	4,184,116	4,213,854	3,544,804

Dividends Paid per Common Share	$.165	$.165	$.495	$.491

See notes to condensed consolidated financial statements.


PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,

	2006	2005

Operating Activities:
Net Income	$118	$454
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,572	2,428
Amortization of deferred investment tax credits	(25)	(25)
Provision for deferred income taxes	51	585
Allowance for funds used during construction	(651)	(200)
Undistributed earnings (loss) in real estate partnerships	(20)	43
Special dividend distribution	----	(280)
Change in other assets and liabilities	(462)	(1,277)

Net cash provided by operating activities	1,583	1,728

Investing Activities:
Purchases of property, plant and equipment	(15,909)	(5,402)
Contributions in aid of construction	74	73
Decrease (increase) in restricted cash	6,223	(832)
Sales of investment securities	17,901	----
Purchases of investment securities, net	(11,096)	(11,022)
Change in deferred land costs	(338)	(559)

Net cash used in investing activities	(3,145)	(17,742)

Financing Activities:
Repayments on line of credit	----	(2,394)
Payments on long-term debt	(885)	(1,630)
Proceeds from long-term borrowings	1,084	4,500
Debt issuance costs	(14)	(1,167)
Proceeds from common equity offering	----	17,428
Proceeds from issuance of common stock and
dividend reinvestment plan	179	144
Dividends paid	(2,081)	(1,742)

Net cash (used in) provided by financing activities	(1,717)	15,139

DECREASE IN CASH AND CASH EQUIVALENTS	(3,279)	(875)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	3,891	969

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$612	$94

Supplemental Cash Flow Information. Interest paid was approximately $1,920,000 and $1,387,000 for the nine months ended September 30, 2006 and 2005, respectively. Income taxes paid were approximately $64,000 and $5,000 for the nine months ended September 30, 2006 and 2005, respectively. Non-cash items for the nine months ended September 30, 2006 and 2005 included contributions in aid of construction totaling approximately $291,000 and $2.0 million, respectively.

See notes to condensed consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2006

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

Note 2 - Summary of Significant Accounting Policies

(a) Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission ("SEC") pertaining to interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments as well as the nonrecurring adjustments described in the next paragraph) considered necessary for a fair presentation have been included.

      Included in the nine months ended September 30, 2006, is an unfavorable adjustment to revenues of approximately $160,000 related to the correction of a billing error related to 2004, 2005 and the first quarter of 2006. Included in the three and nine months ended September 30, 2006, is a charge of approximately $130,000 related to employee vacation and bonus retention accruals.

      Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The Balance Sheet amounts shown under the December 31, 2005 column have been derived from the audited financial statements of the Company as contained in its Annual Report on Form 10-K filed with the SEC.

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

(c) Restricted Cash

      Restricted cash consists primarily of funds held in escrow by the trustee of certain water facility revenue bonds issued to finance Pennichuck Water's continuous capital expenditures program. The funds will be used to reimburse the Company for such capital expenditures as they are incurred.


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2006

(d) Investments

Investments represent funds held in money market securities. These funds have no restriction and may be used for general corporate purposes.

(e) Reclassifications

      Certain amounts for the nine months ended September 30, 2005 have been reclassified to conform with the 2006 financial statement presentation. These reclassifications, which have no effect on net income, relate to the reclassification of the net loss from investments accounted for under the equity method to other income and the reclassification of interest income from interest expense.

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

      Water management services include contract operations and maintenance, water testing and billing services to municipalities and small, privately owned community water systems. In accordance with the guidance contained in the SEC's Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements," the Company records revenues for this business segment in one of two ways. Contract revenues are amounts that are billed and recognized on a monthly recurring basis in accordance with agreed-upon contract rates. Unplanned additional work is billed and recognized based on time and materials incurred in connection with activities not specifically mentioned, or which exceed levels specifically mentioned, in the contracts. Time and material charges for unplanned work is accumulated weekly and is billed and recognized on a monthly basis.

      Revenues from real estate operations, other than undistributed earnings from equity method joint ventures, are recorded upon completion of a sale of land parcels which the Company owns in accordance with Statement of Financial Accounting Standards ("SFAS") No. 66, "Accounting for Sales of Real Estate" ("SFAS 66"). Excluding the joint ventures, the Company's real estate holdings are comprised solely of undeveloped land.

(g) Earnings Per Share

      The Company computes earnings per share following the provisions of SFAS No. 128, "Earnings per Share" ("SFAS 128"). Basic net income per share is computed using the weighted-average number of common shares outstanding for a period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding for the period. For the three and nine months ended September 30, 2006 and 2005, dilutive potential common shares outstanding consisted of employee stock options.


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2006

      The dilutive effect of outstanding stock options is computed using the treasury stock method. Calculations of the basic and diluted net income per common share and potential common shares are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

	(In thousands, except share and per share data)

Basic earnings (loss) per share	$0.16	$0.14	$0.03	$0.13
Dilutive effect of unexercised stock options	0.00	0.00	0.00	0.00

Diluted earnings (loss) per share	$0.16	$0.14	$0.03	$0.13

Numerator:
Basic net income (loss)	$670	$592	$118	$454

Diluted net income (loss)	$670	$592	$118	$454

Denominator:
Basic weighted average common shares outstanding	4,210,436	4,164,367	4,202,130	3,539,798
Dilutive effect of unexercised stock options	6,188	19,749	11,724	5,006

Diluted weighted average common shares outstanding	4,216,624	4,184,116	4,213,854	3,544,804

(h) Allowance for Funds Used During Construction

      Allowance for funds used during construction ("AFUDC"), recorded in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulaton" represents the estimated debt and equity costs of capital funds necessary to finance the construction of new regulated facilities. AFUDC consists of two components, an interest component and an equity component. AFUDC is capitalized as a component of property, plant and equipment and has been reported separately as a credit on the condensed consolidated statements of operations. The total amounts of AFUDC recorded for the three and nine months ended September 30, 2006 and 2005 are approximately as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(In thousands)
Debt (interest) component	$111	$36	$314	$99
Equity component	123	36	337	101

Total AFUDC	$234	$72	$651	$200


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2006

(i) Property, Plant and Equipment

The components of property, plant and equipment as of September 30, 2006 and December 31, 2005 were as follows:

	September 30, 2006	December 31, 2005

	(In thousands)
Property, Plant and Equipment
Land	$ 1,024	$ 1,023
Buildings	24,633	23,329
Equipment	107,871	104,471
Construction work in progress	19,475	7,136

Total Property, Plant and Equipment	$153,003	$135,959

Note 3 - Stock-Based Compensation

      In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supersedes Accounting Principals Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees. ("APB 25")." The Company adopted the provisions of SFAS 123R as of January 1, 2006 using the modified prospective transition method, which does not require restatement of prior year results. The resulting impact on the income statement for the three and nine month periods ended September 30, 2006, respectively, was approximately $17,000, net of taxes of $13,000 and $25,000, net of taxes of $20,000. SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized as compensation expense in the financial statements based on their fair value.

      Prior to January 1, 2006, the Company followed APB 25 and the disclosure requirements for SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123" ("SFAS 148") with pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting as defined in SFAS 123 has been applied. The Company's consolidated financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of adopting SFAS 123R. The total compensation cost related to non-vested stock option awards are approximately $97,000, net of tax as of September 30, 2006. These costs are expected to be recognized in earnings over 2006, 2007 and 2008.


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2006

      The Company provides its officers and key employees incentive and non-qualified options on a discretionary basis pursuant to two stock option plans, the 1995 Stock Option Plan ("1995 Plan") and the 2000 Stock Option Plan ("2000 Plan").

      The 1995 Plan, as amended, permits the granting of both incentive stock options and non-qualified stock options to employees at a price per share equivalent to the market value at the date of the grant. Options become exercisable immediately following the grant and expire ten years from the date of grant. The number of shares of common stock subject to issuance under the 1995 Plan is 75,000. At September 30, 2006, no further shares were available for future grant under the 1995 Plan.

      The 2000 Plan, as amended, provides for the granting of both incentive stock options and non-qualified stock options to employees at a price per share equivalent to the market value at the date of the grant. Options generally become exercisable immediately following the grant and expire ten years from the date of grant. The number of shares of common stock subject to issuance under the 2000 Plan is 150,000. At September 30, 2006, 19,628 shares were available for future grant under the 2000 Plan.


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2006

      For purposes of calculating the fair value of each stock grant at the date of grant, the Company used the Black Scholes Option Pricing model. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to the stock-based employee compensation for the three and nine months ended September 30, 2005:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

	(In thousands, except per share data)

Net income available to common shareholders	$592	$454
Less:
Total fair value of stock-based employee compensation
expense for all awards, net of related taxes	(16)	(155)

Pro forma net income	$576	$299

Basic net income per share:
As reported	$0.14	$0.13
Pro forma	$0.14	$0.08

Diluted net income per share:
As reported	$0.14	$0.13
Pro forma	$0.14	$0.08

A summary of option activity under the Company's stock option plans as of September 30, 2006, and changes during the nine months ended September 30, 2006 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Options outstanding at December 31, 2005	258,320	$19.02
Granted	40,000	19.00
Exercised	(65,022)	18.74
Canceled	(2,085)	19.80

Options outstanding at September 30, 2006	231,213	$19.09	7.16	$798,556

Exercisable at September 30, 2006	182,324	$19.08	7.11	$637,391


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2006

A summary of the status of the Company's non-vested option shares as of September 30, 2006 is presented below:

	Number of Shares	Weighted Average Grant Date Price

Non-vested option shares at January 1, 2006	8,889	$19.67
Granted	40,000	19.00
Exercised	-	-
Canceled	-	-

Non-vested option shares at September 30, 2006	48,889	$19.12

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

      In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

      In September 2006, the FASB released SFAS No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans," an amendment of FASB Statements No. 87, 88, 106 and 132R. The new standard requires an employer to:


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2006

(a) Recognize in its statement of financial position an asset for a plan's over funded status or a liability for a plan's under funded status;
(b) Measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and
(c) Recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity.

      This statement is effective as of the end of the fiscal year ending after December 15, 2006 (December 31, 2006 for the Company). Because we are subject to regulation in the state in which we operate, we are required to maintain our accounts in accordance with the regulatory authority's rules and guidelines, which may differ from other authoritative accounting pronouncements. In those instances, the Company follows the guidance of SFAS No. 71. Based on prior regulatory practice, and in accordance with the guidance provided by SFAS 71, the Company will record its under funded pension and postretirement obligations, which otherwise would be recognized as Other Comprehensive Income as of December 31, 2006 under SFAS 158, as a regulatory asset, and expect to recover those costs in our rates charged to customers. The Company does not anticipate that the adoption of this standard will have a material impact on its financial position, results of operations, and cash flows.

      In September 2006, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulleting No. 108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that compliance with SAB 108 will have no impact on the reported results of operations or financial condition.

Note 5 - Benefit Plans

Pension Plan

      The Company sponsors a non-contributory, defined benefit pension plan (the "Plan") that covers substantially all full-time employees. The benefits are formula-based, giving consideration to both past and future service as well as participant compensation levels. The Company's funding policy is to contribute annually allowable amounts deductible for federal tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. During the three and nine month periods ended September 30, 2006, the Company contributed approximately $95,000 and $318,000, respectively, to the Plan. During the three and nine month periods


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2006

ended September 30, 2005, the Company contributed approximately $77,000 and $143,000, respectively, to the Plan. The Company anticipates that it will contribute approximately $413,000 to the Plan in calendar year 2006.

      SFAS No. 132R, "Employers' Disclosures about Pension and Other Postretirement Benefits," requires disclosure of the net periodic pension and postretirement benefit cost. Components of net periodic pension benefit cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

	(in thousands)

Service cost	$78	$61	$232	$182
Interest cost	78	75	234	223
Expected return on plan assets	(71)	(76)	(213)	(227)
Amortization of prior service cost	-	1	-	1
Amortization of transition asset	(2)	(3)	(8)	(10)
Recognized net actuarial loss	21	13	62	38

Net periodic benefit cost	$104	$71	$307	$207

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

There were no contributions to these Plans during the three and nine months ended September 30, 2006 and 2005. The Company anticipates that no contributions will be made in 2006.

Components of net periodic post-retirement and post-employment benefit costs were as follows:


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2006

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

	(in thousands)

Service cost	$28	$22	$84	$68
Interest cost	28	22	81	66
Expected return on plan assets	(14)	(7)	(41)	(22)
Amortization of prior service cost	9	10	27	28
Recognized net actuarial loss	1	2	3	5

Net periodic benefit cost	$52	$49	$154	$145

Note 6 - Commitments and Contingencies

Pending Eminent Domain Efforts

      On March 25, 2004, the City of Nashua (the "City") filed a petition with the New Hampshire PUC under the New Hampshire statute governing eminent domain of utility assets, NHRSA Ch. 38, seeking to take by eminent domain all of the utility assets of the Company's three utility subsidiaries. Under NHRSA Ch. 38, if the New Hampshire PUC makes a finding that it is in the public interest to do so, a municipality may take the assets of a utility providing service in that municipality. The New Hampshire PUC is also charged with determining the amount of compensation for the assets that it finds it is in the public interest for the municipality to take. On January 21, 2005, the New Hampshire PUC issued an order ruling, among other things, that (1) the City does not have the legal authority to pursue a taking of the assets of the two Pennichuck utility subsidiaries that provide no service in Nashua, Pennichuck East and Pittsfield and (2) the City does have the legal authority to pursue a potential taking of all of the assets of Pennichuck Water, subject to a determination by the New Hampshire PUC as to what portion of those assets, if any, it is in the public interest for the City to take.

      Pursuant to an order issued by the New Hampshire PUC on October 1, 2004, the City filed written testimony on November 22, 2004 supporting its position that the proposed taking is in the public interest. The City and Pennichuck Water have filed extensive written testimony with the New Hampshire PUC. In addition, the staff of the New Hampshire PUC and other parties have filed written testimony.

      The City's testimony addressed whether it would be in the public interest for the City to take any Pennichuck Water assets by eminent domain, the City's plans to engage a third party contractor to operate the water system, and the valuation of the assets that the city proposes to take. Pennichuck Water's public


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2006

interest testimony addressed, among other things, the impact of a taking of Pennichuck Water's assets on the customers of Pennichuck Water and its affiliates as well as on the Company's shareholders and the State of New Hampshire. In its written testimony, the staff of the New Hampshire PUC concluded that an eminent domain taking is not in the public interest. The position taken by the New Hampshire PUC staff does not constitute a determination by the New Hampshire PUC itself. The procedural schedule, which has been amended several times, currently provides for the filing of limited updates with regard to specified matters on November 14, 2006, prior to the hearing on the merits before the PUC on both the issue of public interest and valuation in January 2007.

      If the City is successful in obtaining a determination by the New Hampshire PUC that it should be allowed to take some or all of Pennichuck Water's assets, the City is not required under NHRSA Ch. 38 to complete the taking and could ultimately choose not to proceed with the purchase of the assets. The Company cannot predict the ultimate outcome of these matters. It is possible that, if the acquisition efforts of the City are successful, the financial position, results of operations, and cash flows of the Company would be materially impacted.

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
September 30, 2006

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

Settlement of Regulatory Investigation

      The Company and Maurice L. Arel, the Company's former President and Chief Executive Officer, were the subject of parallel investigations by the New Hampshire Bureau of Securities Regulation (the "Bureau") and the SEC that began in late 2002 and early 2003, respectively. Effective December 16, 2004, the Bureau and the SEC entered into settlements with the Company and Mr. Arel regarding matters related to those investigations. Under the terms of the settlement with the Bureau, the Company's shareholders as of March 31, 2003 received a payment totaling $280,000 as of March 1, 2005. Mr. Arel was financially responsible for $160,000 of that amount and the Company was responsible for the balance. In accordance with the terms of the Bureau settlement, neither Mr. Arel nor any director of the Company who was a shareholder as of March 31, 2003 was entitled to receive any portion of the shareholder payment. The Company's investigation-related expenses were $2,000 and $30,000 for the three and nine months ended September 30, 2005, respectively. There were no investigation-related expenses for the three and nine months ended September 30, 2006, respectively.

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


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2006

Guarantee of Subsidiary Indebtedness

      Southwood holds a 50% interest in four limited liability companies known as HECOP I, HECOP II, HECOP III and HECOP IV, each of which owns land and three of which each own a commercial office building, subject to a mortgage note. The remaining 50% ownership interest in each of the LLCs is principally held by John Stabile, owner of H. J. Stabile & Son, Inc. The mortgage notes, totaling approximately $9.6 million, which are not included in the accompanying condensed consolidated balance sheets, are each secured by the underlying real property. In addition, Southwood is contingently liable on one-half of the outstanding balances of two of the three outstanding mortgages, and as such, it has issued a guarantee to the mortgagee for its share of the guaranteed indebtedness. At September 30, 2006, Southwood was contingently liable on approximately $3.1 million of mortgage indebtedness associated with the limited liability companies.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

	(In thousands)

Revenues:
Water utility operations	$6,715	$6,437	$16,533	$16,439
Water management services	619	560	1,679	1,555
Real estate operations	17	1	95	16
Other	15	14	44	42

Consolidated total	$7,366	$7,012	$18,351	$18,052

Segment Net Income (Loss):
Water utility operations	$797	$1,037	$1,304	$1,502
Water management services	54	20	147	126
Real estate operations	20	(85)	(48)	(214)
Other	(201)	(380)	(1,285)	(960)

Consolidated total	$670	$592	$118	$454

	September 30, 2006	December 31, 2005

	(In thousands)
Total Assets:
Water utility operations	$128,607	$118,626
Water management services	454	241
Real estate operations	2,609	2,375
Other	2,270	12,344

Consolidated total	$133,940	$133,586


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2006

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

      On May 9, 2006, Pennichuck Water filed a Notice of Intent to file rate schedules with the New Hampshire PUC primarily to recover a portion of costs incurred for its water treatment plant upgrade project. On June 16, 2006, Pennichuck Water requested a rate increase designed to increase annual revenue by 15.9%, or approximately $2.7 million to be effective on August 1, 2006. Additionally, Pennichuck Water requested an annual rate increase, via a step adjustment, of approximately $3.4 million, or 20.6%. On September 22, 2006, the New Hampshire PUC approved a settlement between the staff of the PUC and Pennichuck Water regarding Pennichuck Water's request for temporary rate relief. The terms of the settlement, as approved, provide for an annualized increase in Pennichuck Water's revenues of approximately $2.4 million, or 14.41%, effective for service rendered on and after July 18, 2006. We do not expect a final decision on this request until early 2007.

Note 9 - Subsequent Events

      On October 2, 2006, Pennichuck Water borrowed $6,000,000 of the proceeds of a tax-exempt bond offering to finance a portion of its water utility capital additions program. This portion of the bond offering is designated as the "Series B-1 Bonds." An additional $11,865,000 of the bond offering is designated as the "Series B-2 Bonds" and the proceeds will be deposited into an escrow account maintained by The Bank of New York Trust Company, N.A., as escrow agent, until April 2, 2007 or such later date as Pennichuck Water may request. Such amounts are held in escrow for the sole benefit of the bond holders with no recourse to Pennichuck Water until loaned to Pennichuck Water and hence Pennichuck Water has not recorded the associated debt as a long-term liability. Pennichuck Water expects that it will borrow all or substantially all of the proceeds of the Series B-2 Bonds on April 2, 2007.


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

      The Company is a non-operating holding company whose income is derived from the earnings of our five wholly owned subsidiaries. We are engaged primarily in the collection, storage, treatment and distribution of potable water for domestic, industrial, commercial and fire protection service in southern and central New Hampshire through our three utility subsidiaries: Pennichuck Water, Pennichuck East and Pittsfield. Our water utility revenues constituted 90% and 91% of our consolidated revenues in each of the nine month periods ended September 30, 2006 and 2005, respectively. Pennichuck Water, our principal subsidiary, accounted for 77% and 81% of our water utility revenues for the nine months ended September 30, 2006 and 2005, respectively. Pennichuck Water's core franchise area presently includes the City of Nashua, New Hampshire (the "City") and 10 surrounding municipalities.

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

      Southwood is actively engaged in real estate planning, development and management of residential, commercial, industrial and retail properties. Historically, most of Southwood's activities were conducted through real estate joint ventures. During the past 10 years Southwood has participated in four residential joint ventures with John P. Stabile II, a local developer. Southwood's earnings have from time to time during that period contributed a significant percentage of the Company's consolidated net income. Southwood's contributions from the sale of real estate have increased the fluctuations in the Company's net income during the past several years. The Company expects that Southwood will contribute a smaller proportion of its future revenues and earnings.


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

      The Company has vigorously opposed the efforts of the City to acquire its assets by eminent domain and intends to continue to do so, although it has publicly stated its desire to work with the City toward a fair and equitable solution. The New Hampshire PUC has set a schedule for the eminent domain proceeding which, if not further revised, would result in a hearing on the merits of the City's petition being held in January 2007. The staff of the New Hampshire PUC filed testimony on April 13, 2006 in which it concluded that an eminent domain taking is not in the public interest. The position taken by the New Hampshire PUC staff does not constitute a determination by the New Hampshire PUC itself. The Company's eminent domain related expenses during the nine months ended September 30, 2006 and 2005 were $2.0 million and $1.6 million, respectively. We expect that the total amount of our 2006 eminent domain related expenses will be in the range of $2.5 to $2.6 million pre-tax, or $1.5 to $1.6 million net of taxes. The status of these eminent domain efforts is discussed in greater detail in Note 6: "Commitments and Contingencies - Pending Eminent Domain Efforts," to the notes to Condensed Consolidated Financial Statements.


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

      Effective December 16, 2004, the SEC and the Bureau entered into settlements with the former President and the Company. Under the terms of the New Hampshire settlement, the Company's shareholders as of March 31, 2003 received a payment totaling $280,000 as of March 1, 2005. The former President was financially responsible for $160,000 of that amount and the Company was responsible for the balance. The Company's investigation-related expenses were $2,000 and $30,000 for the three and nine months ended September 30, 2005, respectively. There were no investigation-related expenses for the three and nine months ended September 30, 2006, respectively.

Recent Developments

      Pennichuck Water Rate Relief Filing. On May 9, 2006, Pennichuck Water filed a Notice of Intent to file rate schedules with the New Hampshire PUC primarily to recover a portion of costs incurred for its water treatment plant upgrade project. On June 16, 2006, Pennichuck Water requested a rate increase designed to increase annual revenue by 15.9%, or approximately $2.7 million to be effective on August 1, 2006. Additionally, Pennichuck Water requested an annual rate increase, via a step adjustment, of approximately $3.4 million, or 20.6%. On September 22, 2006, the New Hampshire PUC approved a settlement between the staff of the PUC and Pennichuck Water regarding Pennichuck Water's request for temporary rate relief. The terms of the settlement, as approved, provide for an annualized increase in Pennichuck Water's revenues of approximately $2.4 million, or 14.41%, effective for service rendered on and after July 18, 2006. We do not expect a final decision on this request until early 2007. We can provide no assurances that any future rate relief request will be approved by the New Hampshire PUC; and, if approved, we cannot guarantee that this rate relief will be granted in a timely or sufficient manner to cover the investments and expenses for which we initially sought rate relief.

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

      Acquisitions. In January 2005, the Company entered into an agreement to acquire three water systems with approximately 1,100 total customers in the Lakes Region and central part of New Hampshire: the Locke Lake water system in Barnstead, the Birch Hill water system in Conway and the Sunrise Estates water system in Middleton, New Hampshire. We closed the acquisition of the water systems (collectively referred to as "North Country") in the second quarter of 2006 for a combined purchase price of approximately $725,000, which equaled net book value. The acquisition is the Company's largest since 1998.

      During the third quarter of 2006 the Company determined that it would incur approximately $3.5 million in capital expenditures in 2006 to 2007 for various improvements to the three acquired systems. Such additional expenditures are reflected in the Company's 2006-2009 capital expenditures program. The Company also expects to apply for up to $2.4 million in State Revolving Fund loans to fund a portion of these expenditures.


      Pending Expiration of Union Contract. The Company currently employs 107 employees and officers. Of these, there are 60 management and clerical employees who are non-union. The remaining employees are members of the United Steelworkers Union. The current union contract, which was re-negotiated in February 2002, expires in February 2007. The Company believes that its employee relations are satisfactory.

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

      Revenue Recognition. The revenues of the Company's water utility subsidiaries are based on authorized rates approved by the New Hampshire PUC. Estimates of water utility revenues for water delivered to customers but not yet billed are accrued at the end of each accounting period. The Company reads its residential customer meters generally on a quarterly basis and records revenues based on meter reading results. Unbilled revenues from the last meter-reading date to the end of the accounting period are estimated based on historical usage patterns and the effective water rates. The estimate of the unbilled revenue is a management estimate utilizing certain sets of assumptions and conditions. Actual results could differ from those estimates. Accrued unbilled revenues recorded in the accompanying consolidated balance sheets as of September 30, 2006 and 2005 were approximately $2.9 million and $2.8 million, respectively.

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


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

      The Company revised the discount rate effective at December 31, 2005 to 5.50% from 5.75% in 2004 to reflect declines in long-term market interest rates. In determining pension obligation and expense amounts, this and other assumptions may change from period to period, and such changes could result in material changes to recorded pension and PBOP costs and funding requirements. Further, the value of the Company's pension plan assets, which partially consist of equity securities, were adversely affected by significant declines in the financial markets from 2000 through 2002, which more than offset positive investment performance during 2003 through 2005. Fluctuations in market returns may result in increased or decreased pension expense in future periods. These conditions impacted the funded status of our pension plan at both September 30, 2006 and 2005, and therefore, will also impact pension expense for the remainder of 2006.

      The Company's pension plan currently meets the minimum funding requirements of the Employee Retirement Income Security Act of 1974. With respect to its plan fiscal year ended May 31, 2006, the Company anticipates that it will contribute approximately $400,000.

Results of Operations--General

      In this section, the Company will discuss its results of operations for the three and nine months ended September 30, 2006 and 2005 and the factors affecting them. The Company's operating activities, as discussed in greater detail in Note 7 to the Notes to Condensed Consolidated Financial Statements, are grouped into three primary business segments as follows:

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

Results of Operations - Three Months Ended September 30, 2006
Compared to Three Months Ended September 30, 2005

Overview

      For the three months ended September 30, 2006, the Company's consolidated net income was $670,000, as compared to consolidated net income of $592,000 for the three months ended September 30, 2005. Basic earnings per share was $.16 for the three months ended September 30, 2006 as compared to $.14 earnings per share for the three months ended September 30, 2005.


      The Company's consolidated revenues for the third quarter of 2006 totaled $7.4 million as compared to consolidated revenues of $7.0 million for the three months ended September 30, 2005. The increase in consolidated revenues was primarily attributable to the following:

*

on September 22, 2006, the New Hampshire PUC approved Pennichuck Water's request for temporary rate relief providing for an annualized increase in Pennichuck Water's revenues of approximately $2.4 million, or 14.41%. The temporary rate increase was effective for service rendered on and after July 18, 2006. In accordance with the rate order, the Company recorded additional revenue of approximately $494,000 in September, 2006;

*	a permanent rate increase of an additional 15.26% approved by the New Hampshire PUC and implemented by Pennichuck East in February 2006 for service rendered on and after June 16, 2005; and

*	an approximately 5.2% increase in the combined utility customer base since September 30, 2005 due principally to the acquisition of North Country.

      The increase in earnings was due to lower eminent domain defense costs, higher amounts of allowance for funds used during construction ("AFUDC"), and higher water service company operating income, offset in part by lower water utility operating income. Water utility operating income was down due to the combined effects of higher operating expenses and lower water usage, the latter being attributed to this year's weather patterns.

      The Company's eminent domain related expenses were $377,000 for the three months ended September 30, 2006 compared to $711,000 for the three months ended September 30, 2005. The decrease of $334,000 was primarily due to lower expenses incurred for legal and valuation expert advisory services.

Water Utility Operations

      The Company's water utility operations include the activities of Pennichuck Water, Pennichuck East and Pittsfield, each of which is regulated by the New Hampshire PUC. On a combined basis, operating income for the Company's three utilities for the three months ended September 30, 2006 was approximately $1.7 million as compared to operating income of $2.1 million for the three months ended September 30, 2005.

      For the three months ended September 30, 2006, approximately 78%, 19% and 3% of the Company's total utility operating revenues were generated by Pennichuck Water, Pennichuck East and Pittsfield, respectively, as shown in the following table:

	September 30, 2006	September 30, 2005	Change

		(In thousands)
Pennichuck Water	$5,212	$5,099	$113
Pennichuck East	1,302	1,219	83
Pittsfield	201	119	82

Total	$6,715	$6,437	$278


      The Company's utility operating revenues increased to $6.7 million in the third quarter of 2006, or 4.3% versus the third quarter of 2005. The overall increase in the Company's utility operating revenues is primarily attributable to rate relief approved by the New Hampshire PUC and implemented by Pennichuck Water and Pennichuck East as described below.

      On September 22, 2006, the New Hampshire PUC approved Pennichuck Water's request for temporary rate relief providing for an annualized increase in Pennichuck Water's revenues of approximately $2.4 million, or 14.41%, effective for service rendered on and after July 18, 2006. In accordance with the rate order, the Company recorded additional revenue of approximately $494,000 in September, 2006.

      On May 20, 2005, Pennichuck East filed a Petition for Rate Relief with the New Hampshire PUC seeking an overall increase in its rates which would have resulted in approximately $779,000 of additional annual revenues. On September 9, 2005, the New Hampshire PUC granted Pennichuck East temporary rate relief of 9.0%, or approximately $280,000 in annual water revenues, effective for service rendered on and after June 16, 2005. In late February 2006 the New Hampshire PUC issued a final written decision authorizing a final annualized increase of $760,000, also effective as of June 16, 2005.

For the three months ended September 30, 2006, utility operating expenses increased by $669,000, or 15.4%, to $5.0 million versus the 2005 period as shown in the table below.

	2006	2005	Change

	(In thousands)
Operations & maintenance	$ 3,552	$3,091	$ 461
Depreciation & amortization	916	722	194
Taxes other than income taxes	554	540	14

Total	$ 5,022	$4,353	$ 669

The operations and maintenance expenses of the Company's water utility business include such categories as:

*	water supply, treatment, purification and pumping,
*	transmission and distribution system functions, including repairs and maintenance and meter reading, and
*	customer service and general and administrative functions.

The combined increase in the Company's utilities' operating expenses in the third quarter of 2006 versus the 2005 period was chiefly the result of the following:

*	approximately $225,000 of increased transmission and distribution costs predominantly in our core Pennichuck Water system, reflecting higher maintenance and labor costs;

*	$194,000 of increased general and administrative costs primarily relating to increased health benefit costs and non-union salaries and accrued vacation pay; and


* $194,000 of increased depreciation expense attributable to additional assets placed in service since September 30, 2005.

Increased costs of these types are, in part, included in Pennichuck Water's current rate relief filing and, in part, are expected to be included in future rate relief filings.

Water Management Services

The following table provides a breakdown of revenues from the Company's non-regulated, water management services operations for the three months ended September 30, 2006 and 2005.

	2006	2005	Change

	(In thousands)
Municipal contracts	$423	$369	$54
Community system contracts	93	86	7
Watertight program	53	59	(6)
Miscellaneous	50	46	4

Total	$619	$560	$59

      The Service Corporation's revenues consist chiefly of fees earned under various operations and billing contracts as well as revenues from its Watertight and backflow testing programs. Contract revenues from municipal contracts for the three months ended September 30, 2006 and 2005 were $423,000 and $369,000, respectively. The $54,000 increase in contract revenues from municipal contracts relates primarily to the addition of two service contracts which resulted in approximately $75,000 in additional revenues. This increase was offset partially by a reduction in unscheduled work under our Hudson, New Hampshire and Salisbury, Massachusetts municipal contracts.

      Contract revenues from community system contracts for the three months ended September 30, 2006 were $93,000, representing 89 operating contracts at September 30, 2006 as compared to $86,000 from 82 such contracts at September 30, 2005. For the three months ended September 30, 2006 and 2005, Service Corporation revenues included $53,000 and $59,000, respectively, for fees earned under its Watertight program. This program provides maintenance service to residential customers for a fixed annual fee.

      Expenses associated with the Company's contract operations were $526,000 and $530,000 for the three months ended September 30, 2006 and 2005, respectively, comprised primarily of direct costs for servicing our various operating contracts and allocated intercompany charges for general and administrative support for contract operations. The $4,000, or 0.8%, decrease in expenses resulted principally from reduced marketing expenses.

Real Estate Operations

      For the three months ended September 30, 2006, Southwood's revenues were $17,000 as compared to $1,000 for the same period in 2005 and its net earnings (loss) from investments accounted for under the equity method were $22,000 and $(66,000), respectively.


      The increase in our real estate revenues resulted principally from increased rent related to various operating leases in which Southwood is a lessor. During the three months ended September 30, 2006, Southwood realized a net gain on its share of joint venture activities as described more fully below.

      At September 30, 2006 and 2005, Southwood had a 50% ownership interest in four joint ventures organized as limited liability companies, as discussed in greater detail under Note 6 in the Notes to Condensed Consolidated Financial Statements. The remaining 50% ownership interest in each joint venture is principally held by John P. Stabile II, a local developer, with whom Southwood has also participated in four residential joint ventures during the past 10 years. Southwood uses the equity method of accounting for its investments in the joint ventures. Consequently, Southwood's investment is adjusted for its share of earnings or losses and for any distributions received from the joint venture. For the three months ended September 30, 2006, Southwood's share of pre-tax earnings from these joint ventures was approximately $22,000 as compared to pre-tax loss of $66,000 for the three months ended September 30, 2005. There were no distributions from the joint ventures during the three months ended September 30, 2006 or 2005. The increase in the joint ventures' pre-tax earnings resulted primarily from scheduled increases in rental revenues. Southwood's share of pre-tax earnings is included under "Net earnings (loss) from investments accounted for under the equity method" in the accompanying Condensed Consolidated Statements of Operations.

      Expenses associated with the Company's real estate operations were $84,000 and $47,000 for the three months ended September 30, 2006 and 2005, respectively. This increase was primarily attributable to an increase in allocated intercompany charges of $49,000 offset in part by a decrease in salaries and related benefits of $17,000.

Eminent Domain - Related Expenses

      Our costs incurred in defending against the City's eminent domain proceeding decreased during the third quarter of 2006 to $377,000 versus $711,000 for the third quarter of 2005. The decrease was primarily attributable to decreased expenses incurred for legal and valuation expert advisory services. The eminent domain case with the City is now scheduled for adjudication before the New Hampshire PUC in January 2007. We expect that the total amount of our 2006 eminent domain related expenses will be in the range of $2.5 to $2.6 million pre-tax, or $1.5 to $1.6 million net of taxes.

Allowance for Funds Used During Construction ("AFUDC")

      For the three months ended September 30, 2006 and 2005, the Company recorded AFUDC of approximately $234,000 and $72,000, respectively. The $162,000 increase is directly attributable to the increase in construction activity during the three months ended September 30, 2006 as compared to the same period in 2005.

Interest Income

      For the three months ended September 30, 2006 and 2005, the Company recorded interest income of approximately $80,000 and $83,000, respectively, which relates to interest earnings on funds received from our 2005 equity and debt offerings which are invested in money market securities.

Interest Expense

      For the three months ended September 30, 2006 and 2005, our consolidated interest expense was approximately $587,000 and $582,000, respectively. Interest expense in both periods primarily represents interest on long-term indebtedness of the Company and its three regulated water utilities.


Provision for Income Taxes

      For the three months ended September 30, 2006 and 2005, the Company recorded an income tax provision of approximately $403,000 and $314,000, respectively. The $89,000 increase is directly attributable to higher pre-tax net income for three months ended September 30, 2006. The provision reflects the amortization of investment tax credits in the amount of $8,000 for the three months ended September 30, 2006 and 2005.

Results of Operations - Nine Months Ended September 30, 2006
Compared to Nine Months Ended September 30, 2005

Overview

      For the nine months ended September 30, 2006, the Company's consolidated net income was $118,000, as compared to consolidated net income of $454,000 for the nine months ended September 30, 2005. Basic earnings per share was $.03 for the nine months ended September 30, 2006 as compared to $.13 earnings per share for the nine months ended September 30, 2005.

      The Company's consolidated revenues for the nine months ended September 30, 2006 totaled $18.4 million as compared to consolidated revenues of $18.1 million for the nine months ended September 30, 2005. The increase in consolidated revenues was primarily attributable to the following:

Increases in revenues:

*

on September 22, 2006, the New Hampshire PUC approved Pennichuck Water's request for temporary rate relief providing for an annualized increase in Pennichuck Water's revenues of approximately $2.4 million, or 14.41%. The temporary rate increase was effective for service rendered on and after July 18, 2006. In accordance with the rate order, the Company recorded additional revenue of approximately $494,000 in September, 2006;

* a temporary rate increase of 9.0% approved by the New Hampshire PUC and implemented by Pennichuck East in September 2005 for service rendered on and after June 16, 2005;

* a permanent rate increase of an additional 15.26% approved by the New Hampshire PUC and implemented by Pennichuck East in February 2006 for service rendered on and after June 16, 2005; and

* an approximately 5.2% increase in the combined utility customer base since September 30, 2005 principally due to the North Country acquisition.

Offsetting decreases in revenues:

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


      The decrease in earnings for the nine month period was attributable to a decrease in water utility operating income and higher eminent domain costs, partially offset by higher amounts of allowance for funds used during construction.

      The Company's eminent domain related expenses were $2.0 million for the nine months ended September 30, 2006, as compared to $1.6 million for the nine months ended September 30, 2005. The $445,000 increase was primarily due to increased expenses incurred for legal and valuation expert advisory services.

Water Utility Operations

      The Company's water utility operations include the activities of Pennichuck Water, Pennichuck East and Pittsfield, each of which is regulated by the New Hampshire PUC. On a combined basis, operating income for the Company's three utilities for the nine months ended September 30, 2006 was approximately $2.9 million as compared to operating income of $3.7 million for the nine months ended September 30, 2005.

      For the nine months ended September 30, 2006, approximately 77%, 20% and 3% of the Company's total utility operating revenues were generated by Pennichuck Water, Pennichuck East and Pittsfield, respectively, as shown in the following table:

	September 30, 2006	September 30, 2005	Change

		(In thousands)
Pennichuck Water	$12,778	$13,359	$(581)
Pennichuck East	3,278	2,727	551
Pittsfield	477	353	124

Total	$16,533	$16,439	$ 94

      The Company's utility operating revenues increased by $94,000 for the nine months ended September 30, 2006, or 0.6%, versus the comparable prior period. The overall increase in the Company's utility operating revenues is primarily attributable to rate relief approved by the New Hampshire PUC and implemented by Pennichuck Water and Pennichuck East as described below.

      On September 22, 2006, the New Hampshire PUC approved Pennichuck Water's request for temporary rate relief providing for an annualized increase in Pennichuck Water's revenues of approximately $2.4 million, or 14.41%. The temporary rate increase was effective for service rendered on and after July 18, 2006. In accordance with the rate order, the Company recorded additional revenue of approximately $494,000 in September, 2006.

      On May 20, 2005, Pennichuck East filed a Petition for Rate Relief with the New Hampshire PUC seeking an overall increase in its rates which would have resulted in approximately $779,000 of additional annual revenues. On September 9, 2005, the New Hampshire PUC granted Pennichuck East temporary rate relief of 9.0%, or approximately $280,000 in annual water revenues, effective for service rendered on and after June 16, 2005. In late February 2006 the New Hampshire PUC issued a final written decision authorizing a final annualized increase of $760,000, also effective as of June 16, 2005.


      Offsetting these increases, included in the Company's utility operating revenues is a permanent rate increase at Pennichuck Water granted by the New Hampshire PUC in April 2005 which was effective retroactive for services rendered on or after June 1, 2004. In accordance with the rate order, the Company recorded the incremental revenues attributed to the difference between the permanent rates and the previously granted temporary rates, of approximately $450,000, during the three months ended June 30, 2005. In addition, revenues for the nine months ended September 30, 2006 reflect an unfavorable adjustment of approximately $160,000 related to the correction of a previous billing error related to 2004, 2005 and the first quarter of 2006. The amount of the error in each period was approximately $73,000, $72,000 and $15,000, respectively.

For the nine months ended September 30, 2006, utility operating expenses increased by $907,000, or 7.1%, to $13.7 million versus the comparable prior period as shown in the table below.

	2006	2005	Change

	(In thousands)
Operations & maintenance	$9,550	$8,892	$ 658
Depreciation & amortization	2,466	2,207	259
Taxes other than income taxes	1,638	1,648	(10)

Total	$13,654	$12,747	$ 907

The operations and maintenance expenses of the Company's water utility business include such categories as:

*	water supply, treatment, purification and pumping,
*	transmission and distribution system functions, including repairs and maintenance and meter reading, and
*	customer service and general and administrative functions.

The combined increase in the Company's utilities' operating expenses for the nine months ended September 30, 2006 versus the comparable prior period was chiefly the result of the following:

*	approximately $262,000 of increased transmission and distribution costs predominantly in our core Pennichuck Water system, reflecting higher maintenance and labor costs;

*	$145,000 of increased production and engineering costs in our core Pennichuck Water system related to increased fuel and power costs and labor costs;

*	$250,000 of increased general and administrative costs primarily relating to increased health benefit costs and non-union salaries and accrued vacation pay; and

*	$259,000 of increased depreciation expense attributable to additional assets placed in service since September 30, 2005.

Increased costs of these types are, in part, included in Pennichuck Water's current rate relief filing and, in part, are expected to be included in future rate relief filings.


Water Management Services

The following table provides a breakdown of revenues from the Company's non-regulated, water management services operations for the nine months ended September 30, 2006 and 2005.

	2006	2005	Change

	(In thousands)
Municipal contracts	$1,086	$ 999	$ 87
Community system contracts	268	242	26
Watertight program	203	177	26
Miscellaneous	122	137	(15)

Total	$1,679	$1,555	$124

      The Service Corporation's revenues consist chiefly of fees earned under various operations and billing contracts as well as revenues from its Watertight and backflow testing programs. The $87,000 increase in contract revenues from municipal contracts relates primarily to the addition of two service contracts which resulted in approximately $156,000 in additional revenues. This increase was partially offset by a reduction in unscheduled work under our Hudson, New Hampshire and Salisbury, Massachusetts municipal contracts.

      Contract revenues from community system contracts for the nine months ended September 30, 2006 were $268,000, representing 89 operating contracts at September 30, 2006 compared to $242,000 from 82 such contracts at September 30, 2005. The increase in community system contract revenues for the year resulted primarily from higher fees from unplanned services which totaled $161,000 in 2006 and $136,000 in 2005. For the nine months ended September 30, 2006 and 2005, Service Corporation revenues included $203,000 and $177,000, respectively, for fees earned under its Watertight program. This program provides maintenance service to residential customers for a fixed annual fee. At September 30, 2006, approximately 4,100 customers were enrolled in this program, which represents an increase of approximately 300 customers since September 30, 2005.

      Expenses associated with the Company's contract operations were $1,447,000 and $1,357,000 for the nine months ended September 30, 2006 and 2005, respectively, comprised primarily of direct costs for servicing our various operating contracts and allocated intercompany charges for general and administrative support for contract operations. The $90,000, or 6.6%, increase in expenses from 2005 to 2006 resulted principally from an increase of $47,000 in maintenance expenses associated with each of our operating contracts, reduced marketing expenses of $47,000, and an increase of $76,000 in allocated intercompany charges.

Real Estate Operations

      For the nine months ended September 30, 2006, Southwood's revenues were $95,000 as compared to $16,000 in 2005. In addition, Southwood's net earnings/(loss) accounted for under the equity method was $20,000 and $(43,000), respectively. The table below shows the major components of Southwood's revenues during 2006 and 2005.


	September 30, 2006	September 30, 2005	Change

	(In thousands)
Gain on sale of investment in Westwood Park	$35	$ -	$35
Sale of timber	48	-	48
Lease income and other	12	16	(4)

Total	$95	$ 16	$79

Earnings (Loss) from unconsolidated equity investments	$20	$(43)	$63

      The increase in our real estate revenues resulted principally from the sale of timber and the sale of Southwood's interest in Westwood Park LLC. As previously reported, Southwood had a 60% ownership investment in Westwood Park LLC, a consolidated joint venture formed in 1997 to develop a tract of land in northwest Nashua. In January 2006, Southwood and its partner, Winstanley Enterprises, Inc. ("Winstanley"), entered into an agreement whereby Southwood transferred all of its remaining interests in Westwood Park LLC to Winstanley for $51,000. The sale transaction was completed in February 2006.

      At September 30, 2006 and 2005, Southwood had a 50% ownership interest in four joint ventures organized as limited liability companies, as discussed in greater detail under Note 6 in the Notes to Condensed Consolidated Financial Statements. The remaining 50% ownership interest in each joint venture is principally held by John P. Stabile II, a local developer, with whom Southwood has also participated in four residential joint ventures during the past 10 years. Southwood uses the equity method of accounting for its investments in the joint ventures. Consequently, Southwood's investment is adjusted for its share of earnings or losses and for any distributions received from the joint venture. For the nine months ended September 30, 2006, Southwood's share of pre-tax earnings from these joint ventures was approximately $20,000 as compared to a pre-tax loss of $43,000 for the nine months ended September 30, 2005. There were no distributions from the joint ventures during the nine months ended September 30, 2006 or 2005. The increase in the joint ventures' pre-tax earnings resulted primarily from scheduled increases in rental revenues. Southwood's share of pre-tax earnings is included under "Net earnings (loss) from investments accounted for under the equity method" in the accompanying Condensed Consolidated Statements of Operations.

      Expenses associated with the Company's real estate operations were $199,000 and $249,000 for the nine months ended September 30, 2006 and 2005, respectively. This decrease was primarily attributable to decreased professional services utilized in connection with the development of Southwood's land parcels. Southwood's 2006 operating expenses consisted primarily of $60,000 in salaries and benefits, $55,000 for general and administrative costs and $84,000 in allocated intercompany charges.

Eminent Domain - Related Expenses

      Our costs incurred in defending against the City's eminent domain proceeding increased significantly during the nine months ended September 30, 2006 to $2.0 million versus $1.6 million for the nine months ended September 30, 2005. The increase was primarily attributable to increased expenses incurred for legal and valuation expert advisory services. The City's eminent domain case is now scheduled for adjudication before the New Hampshire PUC in January 2007. We expect that the total amount of our 2006 eminent domain related expenses will be in the range of $2.5 to $2.6 million pre-tax, or $1.5 to $1.6 million net of taxes.


Allowance for Funds Used During Construction ("AFUDC")

      For the nine months ended September 30, 2006 and 2005, the Company recorded AFUDC of approximately $651,000 and $200,000, respectively. The $451,000 increase is directly attributable to the increase in the construction activity during the nine months ended September 30, 2006 versus the nine months ended September 30, 2005.

Interest Income

For the nine months ended September 30, 2006 and 2005, the Company recorded interest income of approximately $374,000 and $86,000, respectively, resulting from its investments (see note 2(d)).

Interest Expense

      For the nine months ended September 30, 2006 and 2005, our consolidated interest expense was approximately $1,855,000 and $1,669,000, respectively. This increase was primarily attributable to the issuance of $12.1 million tax-exempt bonds during October 2005. Interest expense in both periods primarily represents interest on long-term indebtedness of the Company and its three regulated water utilities.

Provision for Income Taxes

      For the nine months ended September 30, 2006 and 2005, the Company recorded income tax expense of approximately $39,000 and $198,000, respectively. The decrease is directly attributable to the increase in the loss before income taxes incurred for nine months ended September 30, 2006 versus 2005. The provision reflects the amortization of investment tax credits in the amount of $8,000 for the three months ended September 30, 2006 and 2005.

Liquidity and Capital Resources

Overview

      Our primary sources of funds are cash flow from operations, cash proceeds from the sale of portions of our real estate holdings, borrowings pursuant to our bank revolving credit facility and proceeds from the sale of long-term debt and equity securities. Our primary uses of funds are capital expenditures associated with our continuous utility construction program, dividends on our common stock payable as and when declared by our board of directors and repayments of principal on our outstanding debt obligations, whether pursuant to scheduled sinking fund payments or final maturities.

      For the past several years, cash flows from operations have fluctuated largely based on four factors: (i) weather-related effects on customer consumption, (ii) amount and timing of rate increases, (iii) gain recognized on the sale of real estate holdings, and (iv) significant costs associated with the City's ongoing eminent domain proceeding, each discussed in more detail above. For the nine months ended September 30, 2006, net cash provided by operating activities decreased by $145,000 versus the comparable prior period, for the reasons discussed above under "Results of Operations - Nine Months Ended September 30, 2006 Compared to 2005."

2006 to 2009 Capital Expenditures Program

We expect our capital expenditures to continue to be substantial during the balance of 2006 and continuing into 2009, as discussed more fully in our most-recently filed Form 10-K for the year ended


December 31, 2005. The current estimated construction costs for the upgrade of our primary water treatment plant is $41 million. This treatment plant upgrade cost includes all engineering construction and contingency costs projected to be incurred through the completion of all planned upgrades. The following table summarizes our capital expenditures and other funds requirements for the 2006 to 2009 period and comparative capital expenditures and other funds requirements for the 2002 to 2005 period.

	2006	2007	2008	2009

Utility plant additions	$18,300,000	$17,200,000	$16,000,000	$ 7,900,000
Other	1,000,000	2,000,000	2,000,000	2,000,000

Total	$19,300,000	$19,200,000	$18,000,000	$ 9,900,000

	2002	2003	2004	2005
Utility plant additions	$ 8,400,000	$ 9,000,000	$ 7,500,000	$10,600,000
Other	--	--	--	--

Total	$ 8,400,000	$ 9,000,000	$ 7,500,000	$10,600,000

      Our water utilities are capital intensive businesses. We are engaged in continuous construction programs at our utility subsidiaries primarily for water distribution system repair, rehabilitation and replacement, water storage facility maintenance and additions, and more recently, water supply security. For the period 2002 to 2005, capital expenditures for water distribution, storage, and supply totaled $35.5 million, or approximately $8.9 million per year. For 2006 and the period 2007 to 2009, comparable expenditures are expected to total $18.3 million and $41.1 million in current dollars, respectively, or approximately $14.9 million per year.

      In addition to our recurring programs, we are embarking on two major new construction initiatives. The first is an upgrade of our water treatment plant that is necessary in order for the plant to meet more stringent, federally mandated safe drinking water standards. The water treatment plant project construction commenced in the second half of 2005 and is expected to be completed by the spring of 2009. Capital expenditures associated with the water treatment plant upgrade project are expected to total approximately $12.8 million for 2006 and $19.9 million for 2007 to 2009.

      The second is the installation of a radio meter reading ("RMR") system. The RMR system will enable a switch from quarterly to monthly billing and will facilitate the introduction of conservation-based pricing during periods of extremely heavy consumption (the summer months). We have completed a one year pilot of the RMR system in 1,000 residential customer premises. Based on the success of this pilot, we are planning a full system roll-out for 2007 and 2008. Capital expenditures for the RMR system are expected to be $2.0 million for 2007 to 2008.

      In addition to the upgrade of our water treatment plant and the installation of the RMR system, we expect to incur other capital expenditures aggregating $5.5 million in 2006 and $19.2 million for 2007 to 2009. Also, the amounts shown as "Other" in the table above reflect expenditures for non-regulated, water-related capital projects, potential acquisitions of small regional regulated water utility systems, consistent with our record of prior acquisitions, and potential real estate-related acquisitions by Southwood.

2006-2009 External Financing Requirements

      Due to the significant size of our utility construction program in 2006-2009 as described above, we expect that only 25% to 30% of our funding requirements will be provided by cash flow from our operations (after payment of dividends on common stock). We expect that the balance of


our funding will be obtained through long-term debt arrangements and the issuance of common stock. For a full discussion of our existing long-term debt arrangements and common stock offering, see Part II, Item 7, "Management's Discussion and Analysis - Liquidity and Capital Resources," of our Form 10-K for the year ended December 31, 2005. Our timing and mix of future debt and equity financing is subject to a number of factors including, but not limited to (i) debt and equity market conditions; (ii) the need to maintain a balanced capital structure in order to preserve financial flexibility and to manage the overall cost of capital; and (iii) certain debt issuance covenants as contained in our outstanding loan agreements. There is no assurance that we will be able to complete all or any of the future debt and equity financings described below or to complete them on a timely basis.

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

      As permitted under the terms of the Master Agreement, Pennichuck Water borrowed, as of October 2, 2006, $6,000,000 of the proceeds of the Series B Bonds to finance a portion of the Project cost. This portion of the Series B Bonds will be designated as the "Series B-1 Bonds." The remaining $11,865,000 of the proceeds of the Series B Bonds, designated as the "Series B-2 Bonds," were re-deposited into an escrow account maintained by The Bank of New York Trust Company, N.A., as escrow agent, until April 2, 2007 or such later date as Pennichuck Water may request. Pennichuck Water expects that it will borrow all or substantially all of the proceeds of the Series B-2 Bonds on April 2, 2007.

      We have applied and will continue to apply for long-term debt funds directly from the State of New Hampshire under the State's Revolving Fund program ("SRF"). Funds provided under the SRF loans carry long-term fixed costs at interest rates set with reference to various Municipal Bond Indices, which rates are generally below the rates for comparable U.S. Treasury securities of like maturity. At September 30, 2006 we had five outstanding SRF loans of which four were fully drawn in the aggregate principal amount of $1.3 million. Our fifth SRF loan is for a total commitment of up to $3 million. At September 30th we had drawn $0.5 million of such loan. During October we borrowed an additional $0.3 million under this loan, leaving a balance available to be drawn of up to $2.2 million. We expect to draw down such balance by the end of the first quarter of 2007.


Significant Financial Covenants

      Our $16 million revolving credit facility with Bank of America, which matures June 30, 2009, contains three financial maintenance tests which must be met on a quarterly basis. These maintenance tests are as follows:

(1)	our Fixed Charge Coverage Ratio must exceed 1.2x;
(2)	our Tangible Net Worth must exceed $35.0 million, plus new equity issued subsequent to December 2005; and
(3)	our Funded Debt (less certain cash and short-term investment balances, if any) must not exceed 60% of our Total Capitalization.

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

      On August 24, 2006, Pennichuck Water implemented a legal defeasance transaction for its outstanding $780,000 New Hampshire Industrial Development Authority 7.50% 1988 Series tax-exempt bonds ("1988 Series Bonds"). Pennichuck Water placed U.S. treasury securities in an irrevocable escrow account with The Bank of New York, the Bond Trustee, in an aggregate amount sufficient to provide for all remaining scheduled principal and interest payments on the 1988 Series Bonds. This defeasance transaction discharged all future Pennichuck Water obligations with respect to the 1988 Series Bonds, and Pennichuck Water will no longer record the debt in its financial statements. In addition, Pennichuck Water will no longer be subject to the covenants under the 1988 Series Bonds, one of which restricted Pennichuck Water from issuing long-term debt unless Pennichuck Water's earnings available for interest divided by its interest expense exceeded 175%.

      Certain covenants in Pennichuck Water's and Pennichuck East's loan agreements as well as our Bank of America revolving credit loan agreement effectively restrict our ability to upstream common dividends from Pennichuck Water and Pennichuck East as well as to pay common dividends to our shareholders.

      Several of Pennichuck Water's loan agreements contain a covenant that requires Pennichuck Water to maintain a minimum net worth of $4.5 million. At September 30, 2006, Pennichuck Water's net worth was $38.0 million.

      One of Pennichuck East's loan agreements contains a covenant that requires Pennichuck East to maintain a minimum net worth of $1.5 million. At September 30, 2006, Pennichuck East's net worth was $4.7 million.

As of September 30, 2006, we were in compliance with all of our financial covenants.


Quarterly Dividends

      One of our primary uses of funds is dividends on our common stock, payable as and when declared by our board of directors. We have paid dividends on our common stock each year since 1856. Our current quarterly dividend rate of $.165 per share results in an annualized dividend rate of $0.66 per share. On July 28, 2006 we announced that our board of directors had declared a quarterly dividend of $.165 per share, payable on September 1, 2006 to our shareholders of record as of August 15, 2006. Such declaration resulted in an aggregate quarterly dividend payment of $695,000 in the third quarter of 2006, compared to an aggregate quarterly dividend payment of $691,000 for the 2005 period. This increase was primarily attributable to the increased number of shares of our common stock outstanding (resulting from the common stock offering effective in July 2005 that was in effect for the entire 2006 period, but not the entire 2005 period). On October 2, 2006, we announced that our board of directors had declared a quarterly dividend of $.165 per share, payable on December 1, 2006 to our shareholders of record as of November 15, 2006. We expect to continue to pay comparable cash dividends in the future, subject to the terms of our debt agreements, as discussed more fully elsewhere in this Report.

Off Balance Sheet Arrangements

      At September 30, 2006 and 2005, Southwood had a 50% ownership interest in four joint ventures organized as limited liability companies. The remaining 50% ownership interest in each of the joint ventures is primarily held by John P. Stabile II, a local developer with whom Southwood has also participated in four other residential joint ventures during the past ten years. The formation of these joint ventures provides Southwood with an opportunity to develop its landholdings in such a manner as to provide for a long-term income stream through commercial rental activities. Additionally, the joint ventures, as legal entities, mitigate the financial risk associated with sole ownership of developed commercial properties by Southwood. The joint ventures, whose assets and liabilities are not included in the accompanying Condensed Consolidated Balance Sheets, own certain commercial office buildings on which there are outstanding mortgage notes totaling $9.6 million and $9.9 million as of September 30, 2006 and 2005, respectively. The mortgage notes are each secured by the underlying property. In addition, Southwood is contingently liable on one-half of the outstanding balances of two of the three outstanding mortgages, and as such, it has issued a guarantee to the mortgagee for its share of the guaranteed indebtedness. At September 30, 2006, Southwood was contingently liable on approximately $3.1 million of mortgage indebtedness associated with the limited liability companies. In addition, if either HECOP II or HECOP III defaults on its indebtedness, Southwood's investment in the other HECOP will be at risk, because each of HECOP II and III has guaranteed the indebtedness of the other. Southwood's investments in HECOP I-III had an aggregate carrying value of $528,000 as of September 30, 2006. Distributions from the joint ventures have from time to time during the past ten years been a significant source of funds to support the Company's dividend payments to its shareholders. The Company accounts for Southwood's investment in the four current joint ventures using the equity method of accounting, meaning that it recognizes on a current basis 50% of each joint venture's operating results. Those results reflect ongoing carrying costs such as maintenance and property taxes. Information about the Company's revenues, expenses and cash flows arising from the joint ventures is included in Note 6 of the Notes to Condensed Consolidated Financial Statements. The Company has assessed these equity investments in accordance with FIN 46(R), "Consolidation of Variable Interest Entities," and has determined that it is not the primary beneficiary of these variable interest entities.

      In October 2005, we completed a tax-exempt debt financing with the New Hampshire Business Finance Authority ("BFA"). The BFA acts solely as a passive conduit to the tax-exempt bond markets with us acting as the obligor for the associated tax-exempt debt. At September 30, 2006, we had borrowed $12.1 million representing a portion of the $49.5 million offering conducted in October 2005. On October 2, 2006 we borrowed an additional $6.0 million. The remaining $31.4 million is currently in escrow for the sole benefit of bondholders with no recourse to us and hence we have not


recorded the associated debt as a long-term liability. We expect to draw these funds as we incur capital expenditures for various water facilities projects, primarily the water treatment plant upgrade project, and to record the associated debt as a long-term liability over the 2006-2009 time frame.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our exposure to financial market risk results primarily from fluctuations in interest rates. We are exposed to changes in interest rates primarily from our revolving credit facility which contains variable interest rates. This facility, which includes a total borrowing capacity of $16.0 million, permits us to borrow, repay and re-borrow, in varying amounts and from time to time at its discretion through December 31, 2007. Borrowings under this credit facility bear interest rates ranging from LIBOR plus 1.0% to LIBOR plus 1.5% based on the results of various financial ratios. We had no outstanding borrowings under our revolving credit facility at September 30, 2006.

      We also have a $4.5 million variable interest rate loan with a bank. The loan, which was originally scheduled to mature in April 2005, was extended to December 31, 2009. In April 2005, we entered into an interest rate swap agreement with the bank which also has a maturity date of December 31, 2009. The purpose of this swap agreement is to mitigate interest rate risks associated with our $4.5 million floating-rate loan. The agreement provides for the exchange of fixed interest rate payments for floating interest rate payment obligations on notional amounts of principal totaling $4.5 million. The floating-rate loan with the bank contains interest rates ranging from LIBOR plus 1.0% to LIBOR plus 1.5% based on the results of various financial ratios. The applicable margin at September 30, 2006 was 1.5% resulting in an interest rate of 6.81%. We designated this interest rate swap as a cash flow hedge against the variable future cash flows associated with the interest payments due on the $4.5 million of notes. The combined effect of its LIBOR-based borrowing formula and the swap produces an "all-in fixed borrowing cost" equal to 6.25%.

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


      There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

      On September 25, 2006, the Company's Controller and Principal Accounting Officer, Daniel Incropera, gave notice that he would be resigning effective October 10, 2006. On October 10, 2006, the Company appointed Charles Hoepper as the Company's Acting Controller, effective October 11, 2006. Mr. Hoepper, who is 57 years old, is a licensed CPA with a Masters in Business Administration from St. John's University and a B.S. in Accounting from the University of Illinois.


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

Item 1A. RISK FACTORS

      Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2005, as supplemented by our item 1A Risk Factors disclosure in our quarterly reports on Form 10-Q for the periods ended March 31 and June 30, 2006. The Risk Factors presented below should be read in conjunction with the risk factors and information disclosed in our 2005 Forms 10-K and our Form 10-Q for the periods ended March 31 and June 30, 2006.

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


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

      We have vigorously opposed the City of Nashua's efforts to acquire our assets by eminent domain and intend to continue to do so, although we have publicly stated our desire to work with the City toward a fair and equitable solution. Our eminent domain related expenses have been, and are expected to continue to be, significant. For 2005, those expenses, net of taxes, were approximately $1.4 million, or $.38 per share, compared to $721,000, or $.22 per share, for 2004. The case is scheduled for hearing before the New Hampshire PUC in January 2007. The Company's eminent domain related expenses during the nine months ended September 30, 2006 and 2005 were $2.0 million and $1.6 million, respectively, on a pre-tax basis. We expect that the total amount of our 2006 eminent domain related expenses will be in the range of $2.5 to $2.6 million pre-tax, or $1.5 to $1.6 million, net of taxes.

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

On August 16, 2006, the Company's Board of Directors appointed Duane C. Montopoli to the position of President, Chief Executive Officer and Director, effective August 21, 2006, replacing as


President and CEO Hannah M. McCarthy, who announced her resignation as interim President and CEO on August 11, 2006.

The relatively large magnitude of the future rate relief that we expect to request in order to earn a return on our projected 2006 to 2009 capital expenditures may adversely affect our ability to obtain timely and adequate rate relief and therefore could adversely affect our ability to service the debt that we expect to incur to finance such projects.

      During the 2006 to 2009 period, our capital expenditures will be particularly large as we upgrade our water treatment plant to meet more stringent federally mandated water quality standards, undertake various water distribution, storage, supply, maintenance, rehabilitation and replacement projects and conduct a pilot project for a proposed radio-based meter reading system. Our estimated capital expenditures for our water utilities during the 2006 to 2009 period are expected to total $59.4 million in current dollars. By comparison, for the four year period 2002 to 2005, our capital expenditures were $35.5 million.

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

      We estimate that only 25% to 30% of our projected $59.4 million of capital expenditures during 2006-2009 will be financed from internal cash flow. We intend to finance the balance primarily through long-term indebtedness, augmented by $17.4 million of additional equity that we raised in a 2005 public offering of common stock. We expect to increase our long-term debt primarily by borrowing the proceeds of the $49.5 million of bonds issued in October 2005 through the New Hampshire Business Finance Authority. Our balance sheet at September 30, 2006 reflects the $12.1 million that we initially borrowed through the Business Finance Authority. On October 2, 2006 we borrowed an additional $6 million. We expect to meet the balance of our external funding needs by borrowing the remaining $31.4 million portion of the October 2005 bond offering which is currently in escrow for the sole benefit of bondholders and therefore not recorded as a liability at September 30, 2006. As we require funds over the 2006-2009 time frame, we intend to draw down funds from escrow and record the associated debt as a long-term liability.

      At September 30, 2006 our total common equity and total debt were $43.9 million and $41.7 million, respectively, resulting in a total debt to total capitalization ratio of 48.7%. We project that towards the end of our projected 2006-2009 capital expenditures program our total debt (net of mandatory and discretionary debt re-financings) will be in the range of $75 million and our total debt to total capitalization (net of cash balances, if any) will be in the range of 60%.

      The projected increase in our total debt and in our ratio of total debt to total capitalization may limit our ability to fund our operations, to pay dividends on our common stock, and to pursue acquisitions. These projected increases may also limit our ability to renew our revolving credit facility which we


increased to $16 million in 2005 and which will expire on June 30, 2009, or otherwise adversely affect our access to long-term debt at reasonable costs and terms.

We may not be able to maintain our existing indebtedness or to incur additional indebtedness under our existing long-term and revolving debt facilities, if our future credit ratios do not satisfy the requirements under those facilities.

      Our ability to borrow any or all of the $31.4 million of proceeds remaining to be drawn under our October 2005 bond offering is subject to us satisfying certain financial ratios at the time of such borrowing (i.e., debt incurrence tests). Similarly, our ability to access funds under our revolving credit facility is subject to maintaining certain financial ratios (i.e., maintenance tests). These ratios limit the amount of long-term debt relative to net plant and the amount of total debt to total capitalization, and also specify minimum amounts of earnings and cash flow available to pay interest and fixed charges as a percentage of such interest and fixed charge amounts. We were in compliance with such tests as of September 30, 2006. Our ability to continue to satisfy these tests depends, among other factors, on receipt of timely and adequate rate relief.

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

      In our target market of southern and central New Hampshire and nearby portions of Maine, Massachusetts and Vermont, municipalities and communities own and operate the majority of water systems. A significant portion of Service Corporation's marketing and sales efforts is spent demonstrating the benefits of contract operations to elected officials and municipal authorities. Employee unions and certain "public interest" groups generally oppose the principle of out sourcing these services to companies like us and are active opponents in this process. The political environment means that decisions are made based on many factors, not just economic factors. There can be no assurance that we can maintain or expand our water management business.

      In 1998, we entered into a long-term agreement with the Town of Hudson, New Hampshire (Hudson Agreement) to provide operations and maintenance contract services with respect to the water utility assets acquired from an investor-owned water utility. In 2005, the Hudson Agreement was re-negotiated resulting in a new, five-year contract. The new contract provided for two, three-year renewals and a provision for a ten-year term if the Town of Hudson elects to have Pennichuck invest in updated customer meter-reading equipment. During the third quarter of 2006 the Hudson Agreement was extended to 2015 pursuant to the Town's election.

In September 2001, Service Corporation entered into a long-term agreement with the Town of Salisbury, Massachusetts (Salisbury Agreement) to perform similar operations and maintenance services.


The Salisbury Agreement expired in September 2006 and was extended, subject to final documentation, through June 2007. We expect to discuss with the Town of Salisbury a long-term extension of the Salisbury Agreement.

      In September 2005, the Town of Barnstable, Massachusetts issued a request for proposals to operate and maintain the Hyannis Water System. The Service Corporation and Whitewater, a wholly-owned subsidiary of R.H. White, jointly submitted a proposal to provide operations and maintenance contract services. The joint proposal was selected in December 2005. A definitive agreement between Whitewater and the Town of Barnstable was executed (the Hyannis Agreement) and services commenced in early February 2006. Whitewater and the Service Corporation have finalized agreements governing their respective duties, cost reimbursement, and profit sharing arrangements in connection with the Hyannis Agreement.

Risks Related to Our Real Estate Activities

The cost of capital improvements to office space and low occupancy levels or rental rates for commercial office space could adversely affect our real estate development subsidiary's operating results.

      Southwood has a 50% ownership interest in three separate joint ventures owning commercial office buildings located in Merrimack, New Hampshire and a 50% interest in another nearby parcel of land that is approved for the construction of commercial office space. From time to time, a Southwood joint venture may need to make significant capital improvements to its property in order to remain competitive. Such additional investment could adversely affect our return on a project. Any expiration, default or termination of a lease may adversely affect Southwood's revenues. A reduction in demand for the joint venture properties may cause us to continue to incur operating costs without offsetting income. A tenant in HECOP III vacated its premises on August 31, 2006, the end of its current lease term. This space aggregates 40,895 of rentable square feet and was providing approximately $665,000 per year in gross rental income. This vacancy represents 61% of the rentable square feet of HECOP III and 27% of the total rentable space of HECOP I, II and III. The combined vacancy rate for the Southwood joint venture projects was approximately 40% as of September 1, 2006. The project's leasing agent is aggressively marketing the space and anticipates its absorption at market rates (equal to or greater than the prior rental rate) within the next 12-18 months. Commercial building occupancies and rental rates typically decline in an economic downturn. Southwood's share of the net operating income (or loss, if any) from leases associated with those buildings could be adversely impacted by a downturn in the local economy and commercial real estate market.

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


tangible net worth on a quarterly basis must equal or exceed $35.0 million plus new equity proceeds subsequent to December 31, 2005. Our tangible net worth at September 30, 2006 was $43.9 million.

Item 5. OTHER INFORMATION

      On November 14, 2006, we issued a press release announcing our operating results for the three and nine month periods ended September 30, 2006. A copy of the press release is attached as Exhibit 99.1 to this Form 10-Q. The information contained in Exhibit 99.1 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing with the Securities and Exchange Commission under the Exchange Act of 1934 or the Securities Act of 1933, except as expressly set forth by specific reference in such a filing.


Item 6. EXHIBITS

Exhibit Number	Exhibit Description

4.1

Amendment to Rights Agreement, effective as of August 15, 2006, by and between Pennichuck Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A12G/A filed with the Securities and Exchange Commission on September 25, 2006)

10.1	Employment Agreement, dated as of October 24, 2006 by and between Duane C. Montopoli and Pennichuck Corporation

10.2	Employment Agreement, dated as of October 3, 2006, by and between Donald L. Ware and Pennichuck Corporation

10.3	Employee Retention Agreement, dated as of October 3, 2006, by and between Pennichuck Corporation and Donald L. Ware

10.4	First Amendment to Employment Agreement, dated as of August 18, 2006, amending the Employment Agreement, dated as of January 31, 2005, by and between Pennichuck Corporation and Michael C.J. Fallon

10.5	First Amendment to Employment Agreement, dated as of August 18, 2006, amending the Employment Agreement, dated January 31, 2005, by and between Pennichuck Corporation and William D. Patterson

10.6	Employee Retention Agreement, dated as of August 18, 2006, by and between Pennichuck Corporation and William D. Patterson

10.7	Amendment Agreement, dated as of August 31, 2006, by and among Pennichuck Corporation, Pennichuck Water Works, Inc. and Bank of America, N.A. (successor by merger to Fleet National Bank)

10.8	Amendment Agreement, dated as of August 31, 2006, by and among Pennichuck Corporation, Pennichuck East Utility, Inc. and Bank of America, N.A. (successor by merger to Fleet National Bank)

31.1	Certification

31.2	Certification

32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release - "Pennichuck Corporation Announces Third Quarter 2006 Operating Results" dated November 14, 2006


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pennichuck Corporation

(Registrant)

Date: November 14, 2006	/s/ Duane C. Montopoli

Duane C. Montopoli, President and
Chief Executive Officer

Date: November 14, 2006	/s/ William D. Patterson

William D. Patterson, Senior Vice
President and Chief Financial Officer
