Form 10-K
period 2006-12-31
PENNICHUCK CORP
filed 2007-03-16
CIK 788885

-------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For The Fiscal Year Ended December 31, 2006
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-18552

                             PENNICHUCK CORPORATION
             (Exact name of registrant as specified in its charter)
-------------------------------------------------------------------------------

          New Hampshire                                          02-0177370
          -------------                                          ----------
   (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)

                              25 Manchester Street
                         Merrimack, New Hampshire 03054
                                 (603) 882-5191
          (Address and telephone number of principal executive offices)
-------------------------------------------------------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $1.00 per share
                                (Title of Class)
                         Preferred Stock Purchase Rights
                                (Title of Class)

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
(Check one):
Large accelerated filer [ ]  Accelerated filer [X]   Non-accelerated filer [ ]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

      The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing sale price of the Company's common stock on June 30, 2006, as reported on the Nasdaq National Market was $82,248,516. For purposes of this calculation, the "affiliates" of the registrant include its directors and executive officers. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

      The number of shares of the registrant's common stock, $1 par value, outstanding as of March 12, 2007 was 4,219,465.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Certain information required for Part III of this report is incorporated herein by reference to the registrant's definitive Proxy Statement for its 2007 annual meeting of shareholders, which the registrant intends to file with the Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2006.
-------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

PART I:
------

Item 1.      Business                                                         1

Item 1A.     Risk Factors                                                    16

Item 1B.     Unresolved Staff Comments                                       28

Item 2.      Properties                                                      29

Item 3.      Legal Proceedings                                               31

Item 4.      Submission of Matters to a Vote of Security Holders             33

PART II:
-------

Item 5.      Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities               34

Item 6.
             Selected Financial Data                                         36

Item 7.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                   38

Item 7A.
             Quantitative and Qualitative Disclosures About Market Risk      63

Item 8.
             Financial Statements and Supplementary Data                     64

Item 9.      Changes in and Disagreements with Accountants
             On Accounting and Financial Disclosure                         114

Item 9A.     Controls and Procedures                                        115

Item 9B.     Other Information                                              115

PART III:
--------

Item 10.     Directors, Executive Officers and Corporate Governance         116

Item 11.     Executive Compensation                                         116

Item 12.     Security Ownership of Certain Beneficial
             Owners and Management and Related Stockholder Matters          117

Item 13.     Certain Relationships and Related Transactions,
             and Director Independence                                      117

Item 14.     Principal Accounting Fees and Services                         117

PART IV:
-------

Item 15.     Exhibits, Financial Statement Schedules                        118

             Index to Exhibits                                              119

             Signatures                                                     128

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

Overview

      We are engaged primarily in the collection, storage, treatment and distribution of potable water in southern and central New Hampshire. We have three business segments: regulated water utilities, non-regulated water management services and real estate development and investment. Water utility revenues constituted 89.8% of our consolidated revenues in 2006. We are headquartered in Merrimack, New Hampshire, which is located approximately 45 miles north of Boston, Massachusetts. The Company, which was incorporated in New Hampshire in 1852, became a utility holding company in 1983, when it completed a reorganization resulting in the transfer of all of our water utility assets at that time to Pennichuck Water.

      The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The address of our website is http://www.pennichuck.com.

Our Strategy

      Our mission is to be a leading supplier of clean, safe and reliable drinking water and quality water-related services in New England and to achieve sustainable growth in our revenues and earnings by:

      Investing in our regulated water utilities to maintain reliable, high quality service. To maintain our position as a respected water supplier, we will make ongoing capital investments for both acquisitions and improvements to meet or exceed the applicable regulatory requirements and to maintain our infrastructure.

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

      Developing our water management business by establishing one or more regional operations centers and then targeting growth opportunities that may be serviced from those centers. In order to service new customers effectively, we must have staff close to those customers. Accordingly, Service Corporation hopes to develop its business around geographic hubs -- business centers of sufficient size to support at least a limited full time staff. Expanding Service Corporation's business in the surrounding area will be part of the staff's job description. We currently plan to pursue opportunities through five potential New Hampshire hubs that correspond roughly to Nashua, coastal New Hampshire, Lakes Region, western New Hampshire and the Conway region as well as hubs in the neighboring states of Maine, Massachusetts and Vermont.

      Pursuing acquisitions of large water systems to expand into new geographic markets in the northeastern United States. An important element of our strategic plan is to seek to expand into new geographic markets in the northeastern United States by acquiring one or more large water systems. We expect to focus on systems that have sufficient scale to warrant establishing and maintaining a management presence in a new market. These systems will likely be significantly larger than the small and mid-size water systems that we are targeting nearby our existing service areas. We do not expect, however, that these larger systems will be substantially larger than Pennichuck Water. We believe there are a number of such large water systems in the northeastern United States that are potentially attractive acquisition opportunities. We anticipate that this large water system segment within the U.S. water utility industry will continue to consolidate, as system owners, whether investor-owned utilities or municipalities, facing increasingly stringent regulation and the resulting increase in capital requirements, consider acquisitions by other companies. The pace at which acquisition opportunities will arise is, of course, unpredictable.

Water Utility Business

      Overview. Three of our subsidiaries are water utilities engaged in the collection, storage, treatment, distribution and sale of potable water in southern and central New Hampshire, subject to the jurisdiction of the New Hampshire Public Utilities Commission ("New Hampshire PUC"):

      o Pennichuck Water Works, Inc. ("Pennichuck Water"), our principal subsidiary, was established in 1852 and services the City of Nashua, New Hampshire and 10 surrounding New Hampshire municipalities west of the Merrimack River with an estimated population of 110,000, almost 10% of the population of the State of New Hampshire;

      o Pennichuck East Utility, Inc. ("Pennichuck East") was organized in 1998 and serves 13 communities most of which are located in southern and central New Hampshire east of the Merrimack River; and

      o Pittsfield Aqueduct Company, Inc. ("Pittsfield"), which we acquired in 1998, serves customers in Pittsfield, as well as three other communities in central New Hampshire.

      The City of Nashua is engaged in ongoing efforts that began in 2002 to acquire through an eminent domain proceeding all or a significant portion of Pennichuck Water's assets. The eminent domain proceeding and its effects on us are described elsewhere in this Form 10-K Report. See "--Ongoing Eminent Domain Proceeding", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 3.

      Service Areas. Pennichuck Water is franchised by the New Hampshire PUC to distribute water in the City of Nashua, New Hampshire and in portions of the towns of Amherst, Bedford, Derry, Epping, Hollis, Merrimack, Milford, Newmarket, Plaistow and Salem, New Hampshire. Pennichuck Water's transmission mains extend from Nashua into portions of the surrounding towns of Amherst, Hudson, Merrimack and Milford. We also own and operate four stand-alone systems in Milford. Its franchises in the remaining towns consist of stand-alone satellite water systems. Pennichuck Water has no competition in its core franchise area, other than from customers using their own wells. Pennichuck Water serves approximately 25,300 customers, and its 2006 revenues totaled $17.1 million.

      Pennichuck East was organized in 1998 to acquire certain water utility assets from the Town of Hudson, New Hampshire following the Town's acquisition of those assets from an investor-owned water utility which previously served Hudson and surrounding communities. Pennichuck East is franchised to distribute water in portions of the New Hampshire towns of Litchfield, Pelham, Chester, Windham, Londonderry, Derry, Plaistow, Sandown, Atkinson, Raymond, Bow, Hooksett and Lee, which are near the areas served by Pennichuck Water. Pennichuck East has no commercial competition in its core franchise area. The water utility assets owned by Pennichuck East consist principally of water transmission and distribution mains, hydrants, wells, pump stations and pumping equipment, water services and meters, easements and certain tracts of land. Pennichuck East serves approximately 5,100 customers and annual water revenues were approximately $4.2 million for calendar year 2006.

      Pittsfield was acquired by the Company in 1998 and serves approximately 1,700 customers in and around Pittsfield, New Hampshire with annual water revenues of approximately $665,000 for calendar year 2006. Pittsfield has no competition in its franchise area. These amounts reflect Pittsfield's June 2006 acquisition of three water systems aggregating approximately 1,100 customers in the Lakes Region and central part of New Hampshire: the Locke Lake water system in Barnstead, the Birch Hill water system in Conway and the Sunrise Estates water system in Middleton, New Hampshire. The acquisition is our largest since 1998.

      Water Supply Facilities. Pennichuck Water's principal properties are located in Nashua, New Hampshire, except for portions of our watershed or buffer land which are located in the neighboring towns of Amherst, Merrimack and Hollis, New Hampshire. In addition, Pennichuck Water owns four impounding dams which are situated on the Nashua and Merrimack border.

      The primary source of potable water for our core Pennichuck Water system is the Pennichuck Brook, Holt Pond, Bowers Pond, Harris Pond and Supply Pond in the Nashua area that together can hold up to 500 million gallons of water. We supplement that source during the summer months by pumping water from the adjacent Merrimack River. Pennichuck Water can deliver up to 31.2 million gallons per day ("mgd"), into the distribution system. By comparison, Pennichuck Water's peak month, which occurred in June 1999, had an average daily demand for that month of 21.2 mgd.

      We own a water treatment plant in Nashua that uses a combination of physical and chemical removal of suspended solids and sand and carbon filtration to treat the water that Pennichuck Water supplies. The plant has a rated capacity of 35.0 mgd. The plant's capacity will not be affected by the upgrade described elsewhere in this Form 10-K Report.

      We own a raw water intake and pumping facility located on the Merrimack River in Merrimack, New Hampshire. This supplemental water supply provides an additional source of water during summer periods and will provide a long-term supply for Pennichuck Water's service area. A permit from the Army Corps of Engineers that has been extended through December 21, 2009 allows us to divert water from the Merrimack River. We may divert up to 30.0 mgd only when the river level is above 91.2 feet. When the river level is below 91.2 feet, Pennichuck Water may divert up to 20.0 mgd if a specified minimum flow is maintained and up to 12.0 mgd if flow falls below this minimum. Our existing pumping facility on the Merrimack River is capable of providing up to 16.2 mgd, and as part of our 2007 to 2009 capital expenditures program discussed elsewhere in this Form 10-K Report, we plan to install new pumps that will increase our pumping capacity to
21.0 mgd. Our permitted withdrawal level is 30 mgd.

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

      The sources of supply for Pennichuck East consist of purchased water from the Manchester Water Works, Hooksett Village Water Precinct, the Town of Derry, the Town of Raymond, a well system owned by the Town of Hudson, in Litchfield, New Hampshire, and individual bedrock wells. Pennichuck East has entered into long-term water supply agreements to obtain water from the Manchester Water Works and Hudson. The terms of our Manchester supply contract are described in
Item 7 of this Form 10-K Report. We have an agreement with Hudson, which expires in 2017, that allows us to pump up to 283,500 gallons per day from its wells at a cost equal to the variable cost of production or operation associated with the system as a whole or any of its components. Hudson will charge us a higher rate for water pumped in excess of the 283,500 gallons allowed per day.

      Pittsfield's sole source of supply is Berry Pond, which holds approximately 97.8 million gallons. Pittsfield owns the land surrounding Berry Pond, and it treats the water from this pond through a 0.5 mgd water filtration plant located in Pittsfield, New Hampshire. The sources of supply for the Locke Lake, Sunrise Estates and Birchhill systems are individual bedrock walls.

      Water Distribution Facilities. As of December 31, 2006, the distribution facilities of the Company's regulated water companies consisted of, among other assets, the following:

                               Pennichuck    Pennichuck
                                  Water         East       Pittsfield     Total
                               ----------    ----------    ----------     -----
Transmission & distribution
 mains (in miles)                   434           129            39         602
Service Connections              25,399         5,060         1,693      32,152
Hydrants                          2,347           470            67       2,884

      Capital Expenditures. The water utility business is capital intensive. We typically spend significant sums each year for additions to or replacement of property, plant and equipment. During the 2007 to 2009 period, our capital expenditures will be particularly large as we:

      o complete our upgrade of Pennichuck Water's Nashua water treatment plant to meet the requirements of the Interim Enhanced Surface Water Treatment Rule discussed below and undertake other improvements intended to allow us to comply with current and projected water quality requirements and provide for operating redundancy;

      o undertake various water distribution, storage, supply, maintenance, rehabilitation and replacement projects; and

      o     implement a proposed radio-based meter reading system.

We estimate that our projected capital expenditures during the 2007 through 2009 period will total $40.4 million in current dollars. By comparison, for the three year period 2004 through 2006, our capital expenditures were $38.0 million. These figures are exclusive of Allowance for Funds Used During Construction ("AFUDC").

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

      Pennichuck Water's rates in effect at the beginning of 2006 were based on an April 2005 New Hampshire PUC order authorizing a final annualized increase of $1.7 million effective retroactively for service rendered on and after June 1, 2004. The settlement agreement did not stipulate the overall rate of return or the approved Rate Base.

      On May 9, 2006, Pennichuck Water filed a Notice of Intent to file rate schedules with the New Hampshire PUC primarily to recover a portion of costs incurred for its water treatment plant upgrade project. On June 16, 2006, Pennichuck Water requested a permanent rate increase designed to increase annual revenue by 15.9%, or approximately $2.7 million to be effective on August 1, 2006. Additionally,

Pennichuck Water requested a step increase of approximately $3.4 million, or 20.6%. On September 22, 2006, the New Hampshire PUC approved a settlement between the staff of the New Hampshire PUC and Pennichuck Water regarding Pennichuck Water's request for temporary rate relief. The terms of the settlement, as approved, provide for an annualized increase in Pennichuck Water's revenues of approximately $2.4 million, or 14.4%, effective for service rendered on and after July 18, 2006.

      On February 23, 2007, Pennichuck Water received testimony from the New Hampshire PUC staff recommending a permanent rate increase of $1.34 million or approximately 8.0%, which is based primarily on certain reductions in operating expenses and a significant reduction in depreciation and amortization expenses. Staff also testified that the proposed upgrades to Pennichuck Water's treatment plant were reasonably necessary and consistent with the public good. Subject to the findings of the New Hampshire PUC Audit Staff relative to the actual costs incurred for these upgrades, Staff supports a step increase in Pennichuck Water's rates to recover the cost of these additions effective on or after the date of the Commission's final order in this case. Settlement discussions with staff, interveners and Pennichuck Water are scheduled for March 2007 with final hearings on the merits of the case scheduled for April 2007. The Company anticipates a final order in May 2007.

      Pennichuck East's rates in effect at the beginning of 2006 were based on a September 2005 New Hampshire PUC order authorizing a 9.0% interim rate increase effective retroactively for service rendered on and after June 16, 2005. In December 2005, we reached a settlement with the New Hampshire PUC staff on our requested rate relief for Pennichuck East. In late February 2006, the New Hampshire PUC issued a final written decision authorizing a final annualized increase of approximately $760,000 also effective as of June 16, 2005. The settlement did not stipulate the overall rate of return or the approved Rate Base. Pennichuck East had not filed for rate relief since our 1998 acquisition of the utility. On March 1, 2007, Pennichuck East filed a Notice of Intent to file rate schedules seeking an overall increase in annual revenues of approximately $927,000, or 22%.

      Pittsfield is authorized to earn an overall rate of return of 8.4% on an approved rate base of approximately $1.6 million. Pittsfield is considering filing a new request for rate relief in the second half of 2007.

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

      Pennichuck Water's filtration plant in Nashua is impacted by the Interim Enhanced Surface Water Treatment Rule, which established a new turbidity standard of 0.3 Nephelometric Turbidity Units or NTU. Turbidity is a measure of sediment or foreign particles that are suspended in the water. Pennichuck Water completed its evaluation of alternatives to meet the new turbidity standard in 2004, resulting in its recommendations for upgrades to its existing treatment facilities, beginning with its raw water facilities through its finished water pumping and storage facilities. This work was divided among six distinct construction contracts, with Contracts 1 and 2 involving upgrades to Pennichuck Water's raw water facilities being completed in 2005. Upgrades to Pennichuck Water's finished water pumpage and storage facilities (Contracts 3 and 5) were completed in January 2007. The design of the proposed upgrades to the existing coagulation, flocculation, sedimentation, filtration and chemical feed facilities (Contract 4) was completed in April 2006 and construction on these upgrades began in June of 2006 with completion in early 2009. The design for the proposed improvements to the Company's Merrimack River intake (Contract 6) will be completed in 2007. Construction is expected to commence in the first half of 2008 with completion in the second half of 2008.

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

      During 2006, Pittsfield commenced installation of treatment for arsenic removal at three of its small community water systems which have wells (which were acquired in 2006) that produce water with arsenic levels in excess of the new standard of 10 parts per billion. Two of the three system installations are completed and operational. The third system should be operational by the end of May 2007. Pennichuck Water's and Pennichuck East's community water systems have wells that produce water meeting the new arsenic standard.

Water Management Services

      We complement our regulated water utility business by providing contract operation and maintenance services, including monitoring water quality, testing and compliance reporting services for water systems for various towns, businesses and residential communities primarily in southern and central New Hampshire. The business segment is not subject to New Hampshire PUC regulation, and we conduct this business through our subsidiary, Service Corporation. As of December 31, 2006, Service Corporation was providing such services pursuant to 88 operating contracts.

      Municipalities. In 1998, Service Corporation entered into a long-term agreement with the Town of Hudson, New Hampshire (Hudson Agreement) to provide operations and maintenance contract services with respect to the water utility assets acquired from an investor-owned water utility. In 2006, the Hudson Agreement was extended to 2015. The Town of Hudson elected to have Pennichuck invest in updated customer meter-reading equipment.

      In September 2001, Service Corporation entered into a long-term agreement with the Town of Salisbury, Massachusetts (Salisbury Agreement) to perform similar operations and maintenance services. The Salisbury Agreement expired in September 2006, and was extended through June 2007. Service Corporation recently submitted a proposal to the Town in response to a request for proposals for a new five-year contract.

      In December 2005, the Town of Barnstable, Massachusetts selected a joint proposal from Service Corporation and Whitewater, a wholly-owned subsidiary of R.H. White, to operate and maintain the Hyannis Water System. A definitive agreement between Whitewater and the Town of Barnstable was executed (the Hyannis Agreement) and services commenced in early February 2006. Whitewater and

Service Corporation finalized an agreement governing their respective duties, cost reimbursement, and profit sharing arrangements in connection with the Hyannis Agreement.

      Non-transient, non-community water systems. The DES has mandated water quality standards for non-transient, non-community water systems - defined as public facilities such as schools, apartment and office buildings accommodating more than 25 persons and served by a community well. There are an estimated 600 such systems in New Hampshire which will require the services of a certified water operator, such as Service Corporation, in order to meet the mandates of the DES. Accordingly, Service Corporation is actively pursuing new contracts under which it would serve as the certified water operator and provide various water-related monitoring, maintenance, testing and compliance reporting services for these systems in New Hampshire.

      Competition. In marketing its services to municipalities, Service Corporation must address competition from incumbent service providers, including municipal employees, and a reluctance by municipalities to outsource water management to an investor-owned company. For contracts with non-transient, non-community water systems, Service Corporation competes primarily with well drillers, laboratories, pump equipment vendors and small contract operators who provide various services to these systems.

Real Estate Development and Investment

      Southwood is actively engaged in real estate planning, development and management of residential, commercial, industrial and retail properties. We originally organized Southwood in 1983 to manage and develop approximately 1,490 acres of land in Nashua and Merrimack, New Hampshire.

      Undeveloped Land. Southwood, for its own account or on behalf of the Company, controls several parcels of developable land in Nashua and Merrimack, New Hampshire, totaling approximately 450 acres. The portfolio is comprised of 8 separate parcels. One parcel, aggregating approximately 40 acres, is located in Nashua, and the remaining 7 parcels, aggregating approximately 410 acres, are located in Merrimack. The entire portfolio of land held for future development is classified under "current use" status, resulting in a tax assessment that is based on the property's actual use and not its highest or best use.

      During the next several years, Southwood expects to pursue the efficient and orderly liquidation of its land portfolio, and may consider the reinvestment of certain land sale proceeds in income producing properties in order to defer the recognition of taxes.

      Developed Land and Real Estate Investments. Of the land originally under its control, Southwood contributed various parcels to four joint ventures to develop the Heron Cove Office Park, a 3-building, 147,000 square foot, multi-tenant office project in Merrimack, New Hampshire. Southwood has a 50% ownership interest in each of those joint ventures, which are sometimes referred to in this Form 10-K Report as HECOP I-IV. HECOP I, II and III own commercial office buildings. HECOP IV owns a nearby 9.1 acre parcel that has been approved for the construction of commercial office space. The managing partner of the HECOP joint ventures is John P. Stabile II ("Stabile"), a local developer with whom Southwood has participated in four residential joint ventures during the past 10 years.

      Each of HECOP I-III is subject to a mortgage note with various financial institutions. The mortgage notes, totaling approximately $9.5 million as of December 31, 2006, which are not included in our accompanying consolidated balance sheets, are each secured by the underlying real property. In addition, Southwood is contingently liable for approximately $3.1 million, representing one-half of the outstanding balance for two of the three mortgages under a guarantee that Southwood has provided to the mortgagee limited to 50% of HECOP II and III's obligations to their lender. In addition, if either HECOP II or III defaults on its indebtedness, Southwood's investment in the other HECOP will be at risk, because each of HECOP II and III has guaranteed the indebtedness of the other. Southwood's investments in HECOP I-III had an aggregate carrying value of $474,000 as of December 31, 2006. In June 2007, approximately $6.0 million of the mortgage notes mature and are expected to be refinanced.

      The typical term of a lease for commercial office space in one of Southwood's existing joint venture properties is between three and seven years. The combined vacancy rate for the Southwood joint venture projects was 41% as of March 1, 2007 as compared to 22% as of March 1, 2006. Substantive lease negotiations are currently underway which, if successfully concluded, would materially remove the current vacancy. No assurance can be given that such negotiations will be successful. Southwood and Stabile regularly evaluate the property and investment markets in order to either affirm or alter their investment time horizons for the HECOP properties.

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

      In April 2004, Pennichuck Water entered into a long-term lease arrangement with HECOP III for 19,465 square feet of office space located in Merrimack, New Hampshire which serves as our headquarters. Southwood and John P. Stabile II each own a 50% interest in HECOP III.

      Our properties used in our water utility business are described elsewhere in this Form 10-K Report. See "--Water Utility Business," above.

      Our properties used in our real estate business are primarily described elsewhere in this Form 10-K Report. See "--Real Estate Development and Investment," above.

      Except as noted in "Note 3 - Debt" in the accompanying Notes to the Consolidated Financial Statements, there are no mortgages or encumbrances on our properties.

Employees

      We employ 101 full-time employees and officers, nearly all of whom are Pennichuck Water employees. Of these, there are 56 management and clerical employees who are non-union. The remaining employees are members of the United Steelworkers Union. The Company recently negotiated a new contract with the union which expires in February 2010. The new contract provides for severance payments under certain circumstances involving a change of control of the Company, as defined. The Company intends to implement similar payments for its non-union workforce. We believe that our employee relations are satisfactory.

Ongoing Eminent Domain Proceeding

      Overview. The City of Nashua ("the City") is engaged in ongoing efforts that began in 2002 to acquire all or a significant portion of Pennichuck Water's assets through an eminent domain proceeding under New Hampshire Revised Statutes Annotated Chapter 38. Whether the City will ultimately be permitted to acquire Pennichuck Water's assets and, if so, the compensation that the City would have to pay us for those assets are highly uncertain. If a settlement cannot be reached, these issues will be determined by the New Hampshire PUC after the conclusion of the trial that began on January 10, 2007 but was subsequently suspended by agreement of the parties. New Hampshire law does not require that our Board of Directors or shareholders ratify or approve a forced sale of assets or the compensation that Pennichuck Water would receive if the City obtains approval for a taking from the New Hampshire PUC.

      Our eminent domain related expenses have been significant, and if the parties are unable to reach a settlement, we expect that these expenses will continue to be significant. We have vigorously opposed the City's efforts to acquire our assets by eminent domain and intend to continue to do so if the trial before the New Hampshire PUC is resumed, although we have publicly stated our desire to work with the City toward a fair and equitable solution.

      On January 16, 2007, the Company and the City announced that they had entered into an agreement to request at least a 120-day suspension of the eminent domain proceedings, including the ongoing hearings then pending before the New Hampshire PUC. The suspension request was unanimously approved by the New Hampshire PUC.

      Pennichuck and the City have agreed to suspend the eminent domain proceedings in order to conduct confidential discussions regarding a possible comprehensive settlement that could involve the City's acquisition of some or all of the assets of Pennichuck or one or more of its subsidiaries, or alternatively the shares of Pennichuck stock. Pennichuck and the City have also agreed to seek an extension of the suspension of the New Hampshire PUC proceeding for an additional 60 days or more, subject to New Hampshire PUC approval, if such an extension may facilitate a comprehensive settlement. There can be no assurance, however, that Pennichuck and the City will be able to negotiate a mutually acceptable settlement.

      Nashua's Initiation of Eminent Domain Proceedings. Pennichuck entered into an agreement in April 2002 to be acquired in a merger with Aqua America Inc. (formerly known as Philadelphia Suburban Corporation). The merger was subject to several conditions, including approval by our shareholders and approval by the New Hampshire PUC. In February 2003, before we submitted the merger to our shareholders, we and Aqua America agreed to abandon the proposed transaction because of actions taken by the City to acquire our assets by eminent domain.

      The City's Mayor stated his opposition to our proposed merger with Aqua America almost immediately after we announced it. In November 2002, the Nashua Board of Aldermen adopted a formal resolution to hold a City-wide referendum to approve an eminent domain proceeding or other acquisition of all or a portion of Pennichuck Water's system serving the residents of the City and others. In January 2003, Nashua residents approved that referendum.

      In November 2003, the City made a proposal to purchase all of our assets for a purchase price of $121 million. The offer was subject to various conditions, including the City's completion of a municipal bond offering to fund the purchase price. The City claimed that its proposal exceeded by $15 million the approximate value that our shareholders would have received under the proposed Aqua America merger at the time that transaction was first announced. The City asserted that the difference would offset the corporate taxes that we would incur in a sale of assets to the City. In December 2003, our Board of Directors unanimously rejected the City's proposal. At that time, we publicly stated that our board had concluded that the City's proposal was inadequate and not in the best interests of our shareholders, significantly underestimated the value of our assets and failed to recognize both the underlying value of our shares and the potential tax liabilities that would result from the proposed transaction. We also stated that we believed that the City's proposal failed to make allowances for assuming our long-term debt and other liabilities.

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

      Issues to be Presented to the New Hampshire PUC. The New Hampshire PUC commenced a hearing on the merits of the City's petition in January 2007. As described above, after two days, the hearing was suspended to give the City and Pennichuck an opportunity to engage in settlement discussions. The New Hampshire PUC has scheduled the hearings to resume in June 2007 if a settlement cannot be reached. If the merits hearing is resumed in June 2007, we do not expect the New Hampshire PUC to rule definitively on the City's petition before the end of the third quarter of 2007. Given the highly integrated nature of Pennichuck Water's system and the significant interests of other communities in Pennichuck Water's service area, we expect that the New Hampshire PUC will have to address a number of unprecedented issues related to Pennichuck Water's assets and operations outside the City of Nashua. These issues could have an effect on any New Hampshire PUC determination regarding (i) whether a taking of Pennichuck Water's assets by eminent domain would be in the public interest, including the portion, if any, of the Pennichuck Water assets that should be taken by eminent domain, and (ii) the amount of compensation that would have to be paid to Pennichuck Water if the City acquired any of its assets by eminent domain. The staff of the New Hampshire PUC filed testimony on April 13, 2006 in which it concluded that an eminent domain taking is not in the public interest. Further information regarding the April 13, 2006 filings of the staff of the New Hampshire PUC is contained in Pennichuck's Current Report on Form 8-K dated April 13, 2006. The position taken by the New Hampshire PUC staff does not constitute a determination by the New Hampshire PUC itself. In supplemental filings with and testimony before the New Hampshire PUC, the City has attempted to respond to the concerns expressed by the Staff in the April 13, 2006 filings.

      The January 2003 referendum approved by the voters of the City creates a statutory presumption that an eminent domain taking is in the public interest. We believe, however, that it may be possible for us to overcome that presumption and that under New Hampshire law the referendum is irrelevant to the issue of whether the City should be permitted to acquire any of Pennichuck Water's assets that are not necessary to serve the City's customers.

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

      If the New Hampshire PUC determines that a taking of Pennichuck Water assets by the City is in the public interest, we believe based on the testimony submitted to date, which is referred to below, that the New Hampshire PUC is likely to consider three valuation methodologies in determining the compensation to be paid to Pennichuck Water for its assets:

      o     current replacement cost less depreciation,

      o     capitalized earnings (i.e., a discounted cash flow method), and

      o     comparable sales.

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

      Pennichuck Water's January 12, 2006 filing included the testimony of Robert Reilly, an accredited appraiser who is Pennichuck Water's valuation expert. Mr. Reilly testified that if the City were to acquire all of Pennichuck Water's assets in an eminent domain proceeding, the New Hampshire PUC should value Pennichuck Water at $248.4 million as of December 31, 2004. Mr. Reilly updated his testimony on November 14, 2006, supporting a value of $274.4 million as of December 31, 2005. Mr. Reilly's testimony expresses his opinion of the fair market value of Pennichuck Water's assets. In order to reach a value for Pennichuck Water's assets, Mr. Reilly was required to make numerous assumptions with respect to business, economic, regulatory and environmental factors and other matters, many of which are beyond Pennichuck Water's control. While Mr. Reilly's testimony states his opinion of the fair market value of the assets that the City is seeking to acquire through eminent domain, it is not intended to predict the potential value of the stock of Pennichuck Water or that of the Company, nor is it possible to predict what price the assets of Pennichuck Water would in fact bring in an actual sale transaction.

      The City's January 12, 2006 filings included the testimony of George E. Sansoucy, PE and Glenn C. Walker regarding Pennichuck Water's valuation as of December 31, 2004. The Sansoucy/Walker testimony asserts that if the City were to acquire the entire water system of Pennichuck Water in an eminent domain proceeding, the New Hampshire PUC should value that water system at $85 million as of December 31, 2004. Messrs. Sansoucy and Walker updated their testimony on November 14, 2006, supporting a value of approximately $139 million as of December 31, 2007. Pennichuck Water expects that its examination of the Sansoucy/Walker valuation testimony and the appraisal on which the testimony was based will show that many of the valuation methodologies that Messrs. Sansoucy and Walker used in reaching their conclusion regarding the valuation of Pennichuck Water's water system differ materially from the valuation methodologies used by Pennichuck Water's valuation expert. Similarly, the Company expects that its examination of the Sansoucy/Walker valuation testimony will show that Messrs. Sansoucy and Walker used one or more assumptions that vary materially from assumptions used by Pennichuck Water's valuation expert.

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

      Right to Appeal. Pennichuck Water and the City as well as any party to the proceedings or any person directly affected would have the right to appeal directly to the New Hampshire Supreme Court any order issued by the New Hampshire PUC in the eminent domain proceeding. However, the Supreme Court would overturn an order by the New Hampshire PUC only if it is demonstrated that the New Hampshire PUC has made an error of law or, by a clear preponderance of the evidence, that a factual or policy determination by the New Hampshire PUC was contrary to law, unjust or unreasonable. The New Hampshire Supreme Court applies a presumption of reasonableness to factual determinations by the New Hampshire PUC.

      Certain Tax Considerations. If the City acquires for cash in an eminent domain proceeding any of Pennichuck Water's assets, Pennichuck Water would be taxed as if it had willingly sold those assets to the City. Unless we are able to utilize a special nonrecognition provision discussed below, we would recognize gain for federal income tax purposes equal to the excess of the aggregate value Pennichuck Water receives for each asset less its adjusted tax basis in those assets. The aggregate adjusted tax basis of Pennichuck Water's assets is significantly less than the aggregate adjusted book value of those assets as reflected in our Consolidated Financial Statements appearing elsewhere in this Form 10-K Report. The difference exists primarily because the rate at which we depreciate Pennichuck Water assets for federal income tax purposes is greater than the depreciation rate that we use for financial reporting purposes. Therefore, if the New Hampshire PUC were to value our assets using a methodology that results in a value equal to or greater than our adjusted book value, for example, the taxable gain that we would recognize from such sale would likely be material to Pennichuck. If we then distributed the cash proceeds from such sale to our shareholders, another tax would be triggered at the shareholder level, with individual shareholders generally being taxed at a federal rate of 15% on the portion of the cash received.

      It may be possible for Pennichuck Water to defer the recognition of gain for tax purposes on the deemed sale of the assets if within a certain time period it reinvests the amount received from the sale in property that is similar or related in service or use to the property acquired by the City. The rules for replacing real property under these circumstances are less stringent than the rules for replacing personal property. To the extent that some of the assets subject to sale are determined under state and local law to be personal property and not real property, Pennichuck Water will be more limited in its options for locating suitable replacement property for these assets and, thus, less likely to defer any potential tax at the corporate level. There can be no assurance that Pennichuck Water would be successful in deferring a recognition of all or any of the taxable gain by reinvesting the proceeds in replacement property.

      This description of certain tax consequences of an eminent domain taking by the City does not purport to constitute tax advice to any holder of our common stock. Each shareholder is urged to consult his, her or its own tax advisor as to the specific tax consequences of an eminent domain taking to the holder, including the application and effect of foreign, state and local income and other tax laws.

      City May Not Proceed with Acquisition. In an eminent domain scenario, the City would not be bound to proceed with the acquisition until ratified by a vote of two-thirds of the Nashua Board of Aldermen. In addition, we expect that the City would need to incur debt financing to fund the purchase, depending on the size of the transaction. Consequently, even if the New Hampshire PUC authorizes the City to use eminent domain to acquire any or all of Pennichuck Water's assets, there is no assurance that the City will proceed with the acquisition.

      Our Opposition to a Forced Sale of Assets. We have vigorously opposed the City's efforts to force Pennichuck Water to sell its assets to the City through the eminent domain proceeding, and we intend to continue to do so if the merits hearing before the New Hampshire PUC is resumed. An important distinction between a forced sale of assets through an eminent domain proceeding and the City's negotiated acquisition of Pennichuck assets that might result from the ongoing comprehensive settlement discussions referenced above is that, in the former circumstance, after we have exhausted our legal challenges to a forced sale of assets in an eminent domain proceeding and to the amount of damages that the City would have to pay to us as a consequence of such a taking, neither our Board of Directors nor our shareholders would have any right to approve the taking. Our eminent domain related-expenses have been significant, as disclosed elsewhere in this Form 10-K Report. If we are unable to reach a settlement with the City and thereafter the City resumes its efforts to force Pennichuck Water to sell its assets to the City through the eminent domain proceeding, we expect that our expenses in opposing those efforts would again be significant.

      Possible Regional Water District. The City has entered into an agreement with certain other municipalities in southern and central New Hampshire to form the Merrimack Valley Regional Water District. If the City should acquire any of Pennichuck Water's assets, then the City may elect to transfer such assets to the District. The District has the authority under New Hampshire law to issue bonds to fund a transfer of assets from the City, but the District does not have authority to take assets by eminent domain. We are unable to predict what weight, if any, the New Hampshire PUC will give to the District's existence in considering the merits of the City's eminent domain petition.

      Pittsfield Eminent Domain Actions. The Town of Pittsfield voted at its 2003 town meeting to acquire the assets of our Pittsfield subsidiary by eminent domain. In April 2003, the Town notified us in writing of the Town's desire to acquire the assets. We responded that we did not wish to sell the assets. Thereafter, no further action was taken by the Town until March 2005, when the Town again voted to take the assets of our Pittsfield subsidiary and also to appropriate $60,000 for the eminent domain process. On March 22, 2005, we received a letter from the Town reiterating the Town's desire to acquire the assets of our Pittsfield subsidiary. We do not have a basis to evaluate whether the Town will actively pursue the acquisition of our Pittsfield assets by eminent domain, but since the date of the Town's letter to us the Town has taken no further legal steps required to pursue eminent domain under New Hampshire RSA Chapter 38.

      Bedford Eminent Domain Actions. The Town of Bedford voted at its town meeting in March 2005 to take by eminent domain the Company's assets within Bedford for purposes of establishing a water utility, and by letter dated April 4, 2005 inquired whether the Company, and any relevant wholly owned subsidiary of the Company, is willing to sell its assets to Bedford. The Company responded by letter dated June 1, 2005, informing the Town that the Company does not wish to sell those assets located in Bedford that are owned by any of its subsidiaries. The Company has not received a response to its letter, and since the date of the Town's letter to us the Town has taken no further legal steps required to pursue eminent domain under New Hampshire RSA Chapter 38.

Item 1A. RISK FACTORS

      There are various risks involved in investing in the Company, some of which are described below. Investors should carefully consider each of the following factors and all of the other information in this Form 10-K Report, including information that is incorporated in this Form 10-K Report by reference.

Risks Related to Our Water Utilities

The City of Nashua's use of the power of eminent domain to acquire a significant portion of our water utility assets creates uncertainty and may result in material, adverse consequences for us and our shareholders.

      We are involved in ongoing proceedings with the City of Nashua (the "City") regarding the City's desire to acquire all or a significant portion of the water utility assets of Pennichuck Water, our principal subsidiary. The City is pursuing such acquisition pursuant to its power of eminent domain under New Hampshire law. Whether the City will ultimately be permitted to acquire our assets and, if so, the compensation that the City would have to pay us for those assets are highly uncertain. Our Board of Directors and shareholders would not have the right to approve a forced sale of Pennichuck Water assets to the City in an eminent domain proceeding or the amount of damages that the City would have to pay to us as a consequence of such a taking. If the New Hampshire PUC authorizes the City to use eminent domain to acquire any or all of Pennichuck Water's assets, the City would not be bound to proceed with the acquisition, and could decide not to proceed.

      Given the highly integrated nature of our businesses, a forced sale of a significant portion of our water related assets may result in increased costs and operating inefficiencies borne by our remaining assets. Additionally, Service Corporation's ability to service its existing contracts, as well as pursue additional operating contracts, could be impaired. The existence of a pending eminent domain proceeding also could adversely affect our future prospects and result in the loss of one or more key employees.

      The Company may not have the opportunity to contract to operate for the City all or any portion of the Pennichuck Water system that the City may acquire in an eminent domain proceeding. According to the City's filings with the New Hampshire PUC, if the City acquires all or any portion of the Pennichuck Water system in an eminent domain proceeding, the City intends to enter into an Operation, Maintenance and Management Agreement with Veolia Water North America
- Northeast LLC to operate that water system. We understand that the City has not yet entered into a definitive agreement with Veolia for the operation of the water system, but that the City and Veolia have entered into a binding Memorandum of Understanding pursuant to which the City is obligated to pay a termination fee to Veolia if the City reaches a settlement with Pennichuck Water and Veolia is not the operator of the system, if the City withdraws its eminent domain petition at any time prior to a final order of the New Hampshire PUC (including all appeals by Pennichuck Water) or if the City rebids the operation, maintenance and management of the water system. According to the City's filings, Veolia is a wholly owned subsidiary of Veolia Environment (which formerly was known as Vivendi Environnement).

Our vigorous opposition to the City's efforts to acquire our assets by eminent domain has had, and may continue to have, a material adverse effect on our operating results and has been, and may continue to be, a significant distraction to our management.

      We have vigorously opposed the City's efforts to acquire our assets by eminent domain and intend to continue to do so, although we have publicly stated our desire to work with the City toward a fair and equitable solution. Our eminent domain related expenses have been significant, and if the parties are unable to reach a settlement, we expect that these expenses will continue to be significant. For 2006, these expenses were approximately $2.4 million, unchanged from the full year 2005 amount.

      On January 16, 2007 the Company and the City announced that they had entered into an agreement to request at least a 120-day suspension of the eminent domain proceedings, including the ongoing hearings then pending before the New Hampshire PUC. The suspension request was unanimously approved by the New Hampshire PUC.

      As described elsewhere in this Form 10-K Report, Pennichuck and the City requested the suspension of the eminent domain proceeding in order to conduct confidential discussions regarding a possible comprehensive settlement that could involve the City's acquisition of some or all of the assets of Pennichuck or one or more of its subsidiaries, or alternatively the shares of Pennichuck stock. There can be no assurance, however, that Pennichuck and the City will be able to negotiate a mutually acceptable settlement. Our expenses incurred in connection with the settlement negotiations may be significant.

      A substantial portion of our senior management's attention has been and will continue to be devoted to coordinating various aspects of our response to the City's eminent domain initiative, including the confidential settlement discussions. We cannot assure you that management's attention to the City's eminent domain initiative will not adversely affect their oversight of other aspects of our business. There can be no assurance that the Company and the City will be able to negotiate a mutually acceptable settlement. If the parties are unable to reach a settlement and we resume the eminent domain hearing before the New Hampshire PUC, we expect that our subsequent eminent domain related expenses will be significant.

Our liquidity may be reduced and our cost of debt financing may be increased while the eminent domain controversy remains unresolved, because we may be unable to, or elect not to, issue or remarket, while such discussions are ongoing, debt securities for which Pennichuck may be liable.

      Given the need for the substance of our settlement discussions with the City to remain confidential, the highly uncertain outcome of those discussions, and the likelihood that any such settlement would provide for a transaction that would trigger an immediate mandatory redemption of outstanding debt, we do not expect to issue or remarket, while such discussions are ongoing, debt securities for which Pennichuck Water or either of our other utility subsidiaries is liable (other than relatively small amounts of SRF loans). Furthermore, if a settlement cannot be reached, the New Hampshire PUC hearing on the merits of the City's eminent domain petition is scheduled to resume in June 2007, and we would not expect the New Hampshire PUC to rule definitively on the City's petition before the end of the third quarter of 2007. Given the highly uncertain outcome of such hearing, we may find that we are unable to, or elect not to, issue or remarket such debt securities pending the definitive ruling on the City's petition or we may find that the cost that we incur in connection with the issuance or remarketing of such debt increases materially. If we are unable to, or elect not to, issue or remarket such debt, we would expect to rely primarily on our bank revolving credit facility to finance our capital projects. Our borrowing cost under that credit facility would likely be materially higher than tax-exempt bond financing costs. Borrowings under the credit facility would also reduce our liquidity to meet other obligations. For additional information, see Item 7 of this Form 10-K Report ("Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources").

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

The relatively large magnitude of the future rate relief that we expect to request in order to earn a return on our projected 2007 to 2009 capital expenditures may adversely affect our ability to obtain timely and adequate rate relief and therefore could adversely affect our ability to service the debt that we expect to incur to finance such projects.

      During the 2007 to 2009 period, our capital expenditures will be particularly large as we complete upgrading our water treatment plant to meet more stringent federally mandated water quality standards, undertake various water distribution, storage, supply, maintenance, rehabilitation and replacement projects and implement a proposed radio-based meter reading system.

      Given the relatively large magnitude of our construction program, we expect that our future rate relief requests will be significant. We intend to submit one or more requests for rate relief in anticipation of significant components of our capital projects being placed into service. There can be no assurance that the New Hampshire PUC will approve future rate relief in a timely or sufficient manner to cover our investments and expenses during the 2007 to 2009 period. Our ability to service the debt that we expect to incur to finance our 2007 to 2009 construction program would be adversely affected if we were unable to obtain timely and adequate rate relief relating to the capital expenditures incurred during that program.

Our financial flexibility may be limited during the next several years, as our long-term debt and our ratio of total debt to total capitalization will likely increase significantly as a consequence of our intended funding of projected capital expenditures for the 2007 to 2009 period.

      At December 31, 2006 our total common equity and total debt were $44.6 million and $48.2 million, respectively, resulting in a total debt to total capitalization ratio of 52%. We project that towards the end of our projected 2007-2009 capital expenditures program our total debt (net of mandatory and discretionary debt re-financings) will be in the range of $75 million and our total debt to total capitalization (net of cash balances, if any) will be in the range of 60%.

      The projected increase in our total debt and in our ratio of total debt to total capitalization may limit our ability to fund our operations, to pay dividends on our common stock, and to pursue acquisitions. These projected increases may also limit our ability to renew our revolving credit facility which will expire on June 30, 2009, or otherwise adversely affect our access to long-term debt at reasonable costs and terms.

We may not be able to maintain our existing indebtedness or to incur additional indebtedness under our existing long-term and revolving debt facilities, if our future credit ratios do not satisfy the requirements under those facilities.

      Our ability to issue long-term debt is subject to us satisfying certain financial ratios at the time of such borrowing (i.e., debt incurrence tests). Similarly, our ability to access funds under our revolving credit facility is subject to maintaining certain financial ratios (i.e., maintenance tests). These ratios limit the amount of long-term debt relative to net plant and the amount of total debt to total capitalization, and also specify minimum amounts of earnings and cash flow available to pay interest and fixed charges as a percentage of such interest and fixed charge amounts. We were in compliance with such tests as of December 31, 2006, however our ability to incur additional long-term debt under our interest coverage test is currently limited to relatively small amounts of SRF loans. Our ability to incur significant additional long-term debt and to continue to satisfy these tests depends, among other factors, on receipt of timely and adequate rate relief.

      Should we be unable to issue long-term debt, to borrow under our revolving credit facility or otherwise to access traditional sources of funds at reasonable costs and terms, our ability to finance our 2007-2009 capital expenditures program on a timely basis could be materially impaired. In such event, we may need to seek other forms of capital at less favorable costs and terms or defer or reduce some of our capital expenditures. Any delay in implementing capital improvements could adversely affect our ability to request and receive rate relief from the New Hampshire PUC relating to capital expenditures incurred by us, and could give rise to contractual penalties.

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

We expect that all or substantially all of our then outstanding indebtedness would be accelerated if the City were to acquire a significant portion of our assets; such acceleration could adversely affect our financial condition, operating results and cash flows.

      An eminent domain taking or temporary use by any governmental body of all or substantially all of the tangible property of Pennichuck Water used or useful in its business as a water company would result in a mandatory redemption of our long-term debt. We expect that any taking of Pennichuck Water's assets by the City in the eminent domain matter now pending before the New Hampshire PUC (or a bona fide sale in lieu of such taking has occurred) would represent the taking of substantially all of Pennichuck Water's tangible property used or useful in its business as a water company and would therefore trigger mandatory redemption of our long-term debt. Similarly, our revolving credit facility with Bank of America provides that any indebtedness outstanding under the facility would be due upon the City acquiring all or a material portion of Pennichuck Water's assets in an eminent domain proceeding. Also, no new borrowings would be permitted under such facility. Such an acceleration could adversely affect our financial condition and operating results if we are unable to repay such indebtedness at that time or to refinance the indebtedness on equally favorable terms and conditions or to incur new borrowings.

If we are unable to manage the construction phases of our 2007 to 2009 capital expenditure program successfully, so that we are unable to complete the upgrade of our water treatment plant on a timely basis, our operating results could be adversely affected and the total amount of capital expenditures may exceed our projected capital resources.

      Our significant projected capital expenditures for the 2007 to 2009 period result primarily from our need to upgrade our water treatment plant to meet federally mandated standards. The water treatment plant project will be constructed in stages. The initial stage began in the second half of 2005, and we expect that the project will be completed in early 2009. The following are principal risks that we believe are associated with our water treatment plant construction project:

      o There may be cost overruns resulting from change orders or other factors not linked to the price of steel that we may have to bear under the terms of the construction contracts.

      o One or more significant contractors or subcontractors may encounter financial difficulties and be unable to complete their obligations under the construction contracts on a timely basis or at all.

      o Capital investment cannot be included in rate relief until the project is in service. Therefore, the timing of rate relief will be adversely affected if construction problems or other factors delay the operation of new plant components.

      If we are unable to successfully manage the construction phases of our 2007 to 2009 capital expenditure program, so that we are unable to complete the upgrade of our water treatment plant on time to comply with federal standards, our operating results could be adversely affected, and the total amount of capital expenditures during the period may exceed our projected capital resources. If mismanagement is determined to have resulted in cost overruns, then the New Hampshire PUC may not allow recovery for all of the costs associated with the project.

We may be restricted by one or more debt agreements from paying dividends in amounts similar to dividends that the Company has paid in recent periods, or, in more unlikely circumstances, from continuing to pay any dividend.

      There can be no assurance that the Company will continue to pay dividends in the future or, if dividends are paid, that they will be in amounts similar to dividends that the Company has paid in recent periods. It is the Company's current intention, however, to continue to pay comparable cash dividends in the future, subject to the terms of the Company's debt agreements. Certain bond and note agreements as well as the Company's revolving credit facility require, among other things, restrictions on the payment or declaration of dividends.

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

An important element of our growth strategy is the acquisition of water systems. Any pending or future acquisition we decide to undertake will involve risks.

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

      Our core service area comprises Pennichuck Water's franchise in the City of Nashua, New Hampshire and portions of the surrounding towns of Amherst, Hollis and Merrimack. Pennichuck East serves a similar area in southern and central New Hampshire, east of the Merrimack River and Pennichuck Water's core service area. Our revenues and operating results are therefore subject to local regulatory, economic, demographic, competitive and weather conditions in that area. A change in any of these conditions could make it more costly or difficult for us to conduct our business. In addition, any such change would have a disproportionate effect on us, compared to water utility companies that do not have such a geographic concentration.

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

Risks Related to Our Water Management Business
----------------------------------------------

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

Risks Related to Our Real Estate Activities
-------------------------------------------

The cost of obtaining development permits and other land use approvals, as well as fluctuations in interest rates, construction costs and economic conditions prevailing in the Nashua/Merrimack area and the supply of investment capital for commercial real estate and related assets, could adversely affect the value of our undeveloped land.

      Primarily through our Southwood subsidiary, we own or control several parcels of developable land in Nashua and Merrimack, New Hampshire, comprising approximately 450 acres. During the next several years, we expect to pursue the permitting and other land use approvals necessary to realize some or all of the value of those parcels. We will undertake those efforts either alone or in concert with others. The value we realize for our undeveloped land will depend primarily on whether development permits and other land use approvals can be obtained in a timely, cost-effective manner. The process of obtaining such permits and approvals is inherently uncertain, lengthy and expensive. The value of our undeveloped land will also be affected by fluctuations in interest rates, construction costs and economic conditions prevailing in the Nashua/Merrimack area and the supply of investment capital for commercial real estate and related assets.

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

      Southwood holds a 50% interest in four joint ventures, each of which owns land and three of which own a commercial office building, subject to a mortgage note with various financial institutions. The mortgage notes are not included in our consolidated balance sheets. Each of the notes is secured by the underlying real property. In addition, Southwood is contingently liable on one-half of the outstanding balance of two of the mortgage notes, and as such, it has issued a guarantee to the mortgagee for its share of the guaranteed indebtedness. Southwood's investment in one or more joint ventures may be jeopardized if the debt financing secured by the properties of those joint ventures cannot be refinanced or otherwise satisfied on acceptable terms.

Other Risks
-----------

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

      Shareholder Rights Plan. Our Board of Directors has adopted a shareholder rights plan. The rights plan is intended to improve the bargaining position of our Board of Directors in the event of an unsolicited offer to acquire our outstanding common stock. Under the terms of the rights plan, a preferred stock purchase right is attached to each share of our outstanding common stock that is currently outstanding or becomes outstanding before the rights become exercisable, are redeemed or expire. The rights will become exercisable only if an individual or group has acquired or obtained the right to acquire or announced a tender or exchange offer that if consummated would result in such individual or group acquiring beneficial ownership of 15% (as amended from 10% effective August 10, 2006) or more of our outstanding common stock. Upon the occurrence of a triggering event, the rights will entitle every holder of our common stock, other than the acquirer, to purchase our stock or stock of our successor on terms that would likely be economically dilutive to the acquirer. Our Board of Directors, however, has the power to amend the rights plan so that it does not apply to a particular acquisition proposal or to redeem the rights for a nominal value before they become exercisable. We believe these features will likely encourage an acquirer to negotiate with our Board of Directors before commencing a tender offer or to condition a tender offer on the board taking action to prevent the rights from becoming exercisable.

      Supermajority Shareholder Approval May be Required for Fundamental Transactions with an "Interested Shareholder." Our Articles of Incorporation require that certain fundamental transactions must be approved by the holders of two-thirds of each class of stock entitled to vote and two-thirds of the total number of shares entitled to vote, unless a majority of "disinterested directors" has approved the transaction and other specified conditions are satisfied, in which case the required shareholder approval will be the minimum approval required by applicable law. The transactions that are subject to this provision are various fundamental transactions between us and an "interested shareholder" or an affiliate of that shareholder. These transactions include certain sales or other dispositions of our assets, certain issuances of our capital stock, certain transactions involving our merger, consolidation, division, reorganization, dissolution, liquidation or winding up or certain amendments of our Articles of Incorporation or bylaws. We believe that the interested shareholder provision will likely encourage an acquirer to negotiate with the Board of Directors before commencing a tender offer.

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

Item 1B. UNRESOLVED STAFF COMMENTS

      None.

Item 2. PROPERTIES

Office Buildings

      We own a building in Nashua which serves as an operations center and storage facility for our construction and maintenance activities. See Item 1 above for additional information. Except as noted in "Note 3- Debt" in the accompanying Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K Report, there are no mortgages or encumbrances on our properties.

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

      The location and general character of our principal plant and other materially important physical properties are as follows:

      1. Pennichuck Pond, Holt Pond, Bowers Pond, Harris Pond and Supply Pond and related impounding dams comprise the chief source of water supply in Nashua, New Hampshire.

      2. A conventional treatment plant using physical chemical removal of suspended solids and sand and carbon filtration with a rated capacity of 35 mgd, located in Nashua, New Hampshire.

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

      The sources of supply for Pennichuck East consist of a well system, owned by the Town of Hudson, in Litchfield, New Hampshire, purchased water from the Manchester Water Works, Hooksett Village Water Precinct, the Town of Derry, the Town of Raymond, or individual bedrock wells. Pennichuck East has entered into long-term water supply agreements to obtain water from Hudson and Manchester Water Works.

      Pittsfield owns the land surrounding Berry Pond and it treats the water from this Pond through a .5 mgd water filtration plant located in Pittsfield, New Hampshire. Berry Pond serves as the sole source of supply for Pittsfield.

Water Distribution Facilities

      The distribution facilities of the Company's regulated water companies consist of, among other assets, the following:

                               Pennichuck    Pennichuck
                                  Water         East       Pittsfield     Total
                               ----------    ----------    ----------     -----

Transmission & distribution
 mains (in miles)                   434           129            39         602
Service Connections              25,399         5,060         1,693      32,152
Hydrants                          2,347           470            67       2,884

Land Held for Future Development

      At December 31, 2006, the remaining portfolio of land held for future development aggregated approximately 450 acres. Titles to these properties are held in the name of either Pennichuck Corporation or Southwood Corporation, and are managed by Southwood. The portfolio is comprised of 8 separate parcels. One parcel, aggregating approximately 40 acres, is located within the municipality of Nashua, New Hampshire, and the remaining 7 parcels, aggregating 410 acres, are located within the municipality of Merrimack, New Hampshire.

      The entire portfolio of land held for future development is classified under "current use" status, resulting in an assessment that is based on the property's actual use and not its highest or best use.

Item 3. LEGAL PROCEEDINGS

      On March 25, 2004, the City of Nashua, New Hampshire (the "City") filed a petition with the New Hampshire Public Utilities Commission (the "New Hampshire PUC") under the New Hampshire utility municipalization statute, NHRSA Ch. 38, seeking to take by eminent domain all of the utility assets of the Company's three utility subsidiaries. Under NHRSA Ch. 38, if the New Hampshire PUC makes a finding that it is in the public interest to do so, a municipality may take the assets of a utility providing service in that municipality. The New Hampshire PUC is also charged with determining the amount of compensation for the assets that it finds is in the public interest for the municipality to take. On January 21, 2005, the New Hampshire PUC issued an order ruling, among other things, that
(1) the City does not have the legal authority to pursue a taking of the assets of the two Pennichuck utility subsidiaries that provide no service in Nashua, Pennichuck East Utility, Inc. and Pittsfield Aqueduct Company, Inc. and (2) the City does have the legal authority to pursue a potential taking of all of the assets of Pennichuck Water Works, Inc., subject to a determination by the New Hampshire PUC as to what portion of those assets, if any, it is in the public interest for the City to take. Please see Item 1 for a discussion of the background of the proceeding, the issues and uncertainties associated with the proceeding, and the possible outcomes of the proceeding.

      As described above, the eminent domain trial before the New Hampshire PUC began on January 10, 2007 but was subsequently suspended by agreement of the parties to allow the City and Pennichuck to engage in settlement discussions. If a settlement cannot be reached, the hearing has been scheduled to resume in June 2007.

      If the City ultimately is successful in obtaining a determination by the New Hampshire PUC that it should be allowed to take some or all of Pennichuck Water's assets, the City is not required under NHRSA Ch. 38 to complete the taking and could ultimately choose not to proceed with the purchase of the assets. The Company cannot predict the ultimate outcome of these matters. It is possible that, if the acquisition efforts of the City are successful, the financial position of the Company would be materially impacted.

      Prior to the City's filing of its eminent domain case at the New Hampshire PUC, the Company filed a Petition for Declaratory Judgment in New Hampshire Superior Court seeking a determination that the City had waited too long to seek condemnation authority from the New Hampshire PUC after obtaining a public vote on November 26, 2002 regarding municipalization of water utility assets as well as a determination that NHRSA Ch. 38 was unconstitutional on a number of grounds and, later, that the New Hampshire PUC proceeding ultimately filed by the City exceeded the scope of the assets that were properly the subject of an attempted taking by the City under NHRSA Ch. 38. On September 1, 2004, the Superior Court ruled adversely to the Company on a number of these issues, deferred to the New Hampshire PUC with regard to the issue relating to the scope of the assets that the City could seek to acquire, and determined that one of the constitutional claims raised by the Company should be addressed only after the proceeding at the New Hampshire PUC had concluded. On November 16, 2005 the New Hampshire Supreme Court issued a ruling upholding the decision of the Superior Court.

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

      Please see Item 1A for a discussion of the risks and uncertainties associated with this proceeding.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of the fiscal year covered by this Form 10-K Report, no matters were submitted to a vote of security holders.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Our common stock is listed on the Nasdaq National Market and trades under the symbol "PNNW." On March 5, 2007, there were approximately 657 holders of record of the 4,219,465 shares of our common stock outstanding. The closing price per share of our common stock on March 5, 2007 was $23.40. The following table sets forth the comparative market prices per share of our common stock based on the high and low closing sale prices as reported on the Nasdaq National Market during the applicable periods and the dividends declared by the Company during those periods.

                                                             Dividends
      Period                               Low      High     Declared
      -------------------------------    ------    ------    ---------
      2006
          Fourth Quarter                 $17.58    $21.15      $.16500
          Third Quarter                   17.10     20.40       .16500
          Second Quarter                  19.34     25.04       .16500
          First Quarter                   20.28     25.74       .16500

      2005
          Fourth Quarter                 $19.20    $21.80      $.16500
          Third Quarter                   19.25     21.92       .16500
          Second Quarter                  18.40     20.96       .16500
          First Quarter                   18.60     20.10       .16125

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

      Several of Pennichuck Water's loan agreements contain a covenant that requires Pennichuck Water to maintain a minimum net worth of $4.5 million. At December 31, 2006, Pennichuck Water's net worth was $38.1 million. One of Pennichuck East's loan agreements contains a covenant that requires Pennichuck East to maintain a minimum net worth of $1.5 million. At December 31, 2006, Pennichuck East's net worth was $4.7 million. Additionally, our Bank of America revolving credit loan agreement contains a covenant that requires we maintain a minimum consolidated tangible net worth of $35.0 million plus equity proceeds subsequent to December 31, 2005. At December 31, 2006 our consolidated net worth was $44.5 million.

      See Note 3 of the accompanying Notes to Consolidated Financial Statements for further discussion regarding these and other debt covenants.

      The following graph provides a comparison of the yearly cumulative total shareholder return on the common stock of the Company for the last five years with the yearly cumulative total return on the Standard & Poor's 500 Index and the average yearly cumulative total return of an industry peer group over the same period, assuming a $100 investment on December 31, 2001. All of these cumulative returns are computed assuming the reinvestment of dividends at the frequency with which dividends were paid during applicable years. Historical stock performance during this period may not be indicative of future stock performance.

[GRAPHIC OMITTED]

                        Base
                       Period
Company Name / Index  12/31/01  12/31/02  12/31/03  12/31/04  12/31/05  12/31/06
--------------------  --------  --------  --------  --------  --------  --------
PENNICHUCK CORP          100      110.34    111.53    106.29    114.65    117.12
S&P 500 INDEX            100       77.90    100.25    111.15    116.61    135.03
PEER GROUP *             100       95.74    122.25    140.78    184.07    184.40

* The Peer Group companies consist of American States Water Co., Aqua America Inc., Artesian Resources Corporation, BIW Ltd., California Water Service Group, Connecticut Water Service Inc., Middlesex Water Company, Pennichuck Corporation, SJW Corporation, Southwest Water Company and The York Water Company.

      It should be noted that this graph represents historical stock performance and is not necessarily indicative of any future stock price performance. Equity plan information required by this item will appear under "Equity Compensation Plans" in the Proxy Statement which we intend to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2006. Such information is incorporated by reference into this Form 10-K Report.

Item 6. SELECTED FINANCIAL DATA

      We have derived the selected historical financial data as of and for each of the years presented from our audited financial statements and related notes. You should read the information below in conjunction with our historical financial statements and related notes and our "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in this Form 10-K Report. Stock information has been adjusted to reflect the four-for-three stock splits effected June 1, 2005.

                                                                  For the Year Ended December 31,
                                                   -------------------------------------------------------------
                                                     2006         2005         2004         2003         2002
                                                     ----         ----         ----         ----         ----
                                                             ($000's, except share and per share data)

Statements of Income:
  Operating revenues:
    Water utility operations                       $  21,974    $  21,551    $  19,601    $  18,680    $  18,830
    Water management services                          2,334        2,051        1,932        1,702        1,459
    Real estate operations                               106          206        1,304          532        2,606
    Other                                                 67           56           55           57           45
                                                   ---------    ---------    ---------    ---------    ---------
    Total operating revenues                          24,481       23,864       22,892       20,971       22,940
                                                   ---------    ---------    ---------    ---------    ---------
  Operating expenses:
    Water utility operations                          18,246       16,839       15,192       14,567       12,785
    Water management services                          2,093        1,818        1,341        1,521        1,258
    Real estate operations                               215          218          282          104        1,750
    Other                                                274          158           28            1          (19)
                                                   ---------    ---------    ---------    ---------    ---------
    Total operating expenses                          20,828       19,033       16,843       16,193       15,774
                                                   ---------    ---------    ---------    ---------    ---------
  Operating income                                     3,653        4,831        6,049        4,778        7,166
  Eminent domain and regulatory
   investigation expenses                             (2,355)      (2,391)      (1,364)      (1,114)      (1,946)
  Net earnings (loss) from investments
   accounted for under the equity method                 (34)          15          195          417          482
  Other income, net                                      713           41           31           56           65
  Allowance for funds used
   during construction                                 1,015          318           93            4           --
  Interest income                                        428          226            3           12          148
  Interest expense                                    (2,501)      (2,275)      (2,048)      (1,985)      (2,126)
                                                   ---------    ---------    ---------    ---------    ---------
  Income before provision for income taxes               919          765        2,959        2,168        3,789
  Provision for income taxes                            (349)        (291)      (1,140)        (888)      (1,450)
  Minority interest                                       --            3            1          (33)           2
                                                   ---------    ---------    ---------    ---------    ---------
  Net income                                       $     570    $     477    $   1,820    $   1,247    $   2,341
                                                   =========    =========    =========    =========    =========
  Earnings per common share (diluted)              $    0.14    $    0.13    $    0.57    $    0.39    $    0.73(1)
                                                   =========    =========    =========    =========    =========
  Weighted average shares outstanding (diluted)    4,215,724    3,709,962    3,211,487    3,197,597    3,215,708
                                                   =========    =========    =========    =========    =========
  Cash dividends declared per common share         $    0.66    $    0.66    $    0.65    $    0.63    $    0.61(2)
                                                   =========    =========    =========    =========    =========

                                                                     As of December 31,
                                                   ------------------------------------------------------
                                                     2006        2005        2004        2003       2002
                                                     ----        ----        ----        ----       ----
                                                                           (000's)

Balance Sheets:
  Property, plant and equipment, at original
   cost less accumulated depreciation.             $123,482    $102,093    $ 90,886    $85,727    $79,672
  Total assets                                      144,905     133,586     102,127     97,210     90,982
  Line of credit                                         --          --       3,800      2,000         --
  Current portion of long term debt                     474         118       9,889        368        354
  Long-term debt including current portion           48,170      41,456      26,835     27,247     27,214
  Shareholders' equity                               44,550      45,636      30,151     30,172     30,433
  Total capitalization including line of credit      92,720      87,092      60,786     59,419     57,647

------------------
(1)   Includes $0.49 per share effect of sales of real estate for $2.6 million in 2002.
(2)   Includes a one-time special dividend of $0.02475 per share that we declared in 2002 in connection with the Aqua America merger agreement that we terminated in February 2003.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

      We are a non-operating holding company whose income is derived from the earnings of our five wholly owned subsidiaries. We are engaged primarily in the collection, storage, treatment and distribution of potable water for domestic, industrial, commercial and fire protection service in southern and central New Hampshire through our three utility subsidiaries: Pennichuck Water, Pennichuck East and Pittsfield. Our water utility revenues constituted 89.8% of our consolidated revenues in 2006. Pennichuck Water, our principal subsidiary which was established in 1852, accounted for 69.9% of our 2006 consolidated revenues. Pennichuck Water's franchise area presently includes the City of Nashua, New Hampshire and 10 surrounding municipalities.

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

      Southwood is actively engaged in real estate planning, development and management of residential, commercial, industrial and retail properties. Historically, most of Southwood's activities were conducted through real estate joint ventures. During the past 10 years, Southwood has participated in four residential joint ventures with John P. Stabile II, a local developer. Southwood's earnings have from time to time during that period contributed a significant percentage of our consolidated net income. Southwood's contributions from the sale of real estate have increased the fluctuations in our net income during that period. We expect that Southwood will contribute a smaller proportion of our future revenues and earnings.

      As you read Management's Discussion and Analysis, please refer to our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements in Item 8 of this Form 10-K Report.

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

      Forward-looking statements involve risks and uncertainties, and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Such factors include, among other things, whether eminent domain proceedings are successful against some or all of our water utility assets, the success of applications for rate relief, changes in governmental regulations, changes in the economic and business environment that may impact demand for our water and real estate products, changes in capital requirements that may affect our level of capital expenditures, changes in business strategy or plans and fluctuations in weather conditions that impact water consumption. These risks and others are described elsewhere in this Form 10-K Report, including particularly under the caption "Risk Factors." We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Events Significantly Affecting Our Earnings During Recent Years

      Overview. Our earnings during the five year period ended December 31, 2006 were significantly affected by the following events that occurred during one or more years of that period:

      o Sales of land by Southwood, which were especially significant in 2002 and 2004;

      o     Sale of a cell tower lease in November 2006;

      o Increased recorded amounts of AFUDC as a result of the ongoing construction of our water treatment plant;

      o Expenses related to the merger agreement that we entered into in April 2002 with Aqua America Inc. (formerly known as Philadelphia Suburban Corporation) and terminated in February 2003;

      o Our actions to oppose ongoing efforts by the City of Nashua, New Hampshire that began in 2002 to acquire all or a significant portion of Pennichuck Water's assets through an eminent domain proceeding under New Hampshire utility law; and

      o Defense and settlement costs related to parallel investigations by the U.S. Securities and Exchange Commission (the "SEC") and the New Hampshire Bureau of Securities Regulation (the "Bureau") that were conducted primarily in 2003 and settled in December 2004.

      Southwood Real Estate-Related Revenues. Our revenues and earnings were positively affected by sales of Southwood land during four of the past five years. The following table sets forth the amount of revenues that we recognized during each year in the 2002 to 2006 period attributable to those land sales and the percentage that those revenues represented of our total revenues during each of those years.

                                                                % of
                                              Southwood     Consolidated
            Year                              Land Sales      Revenues
            ------------------------------    ----------    ------------
                                               ($000's)
            2002                                $2,595          11.1%
            2003                                   532           2.5%
            2004                                 1,224           5.3%
            2005                                    --           0.0%
            2006                                    35           0.1%

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

      We have vigorously opposed the efforts of the City to acquire our assets by eminent domain and intend to continue to do so, although we have publicly stated our desire to work with the City toward a fair and equitable solution. The New Hampshire PUC commenced a hearing on the merits of the City's petition in January 2007. As described elsewhere in this Form 10-K Report, the hearing has been suspended to allow the City and Pennichuck to engage in settlement discussions. If a settlement cannot be reached, the hearing has been scheduled to resume in June 2007. Our eminent domain related expenses in 2004, 2005 and 2006 were $1.2 million, $2.4 million, and $2.4 million respectively.

      On January 16, 2007, the Company and the City announced that they had entered into an agreement to request at least a 120-day suspension of the eminent domain proceedings, including the ongoing hearings then pending before the New Hampshire PUC. The suspension request was unanimously approved by the New Hampshire PUC.

      Pennichuck and the City have agreed to suspend the eminent domain proceedings in order to conduct confidential discussions regarding a possible comprehensive settlement that could involve Nashua's acquisition of some or all of the assets of Pennichuck or one or more of its subsidiaries, or alternatively the shares of Pennichuck stock. Pennichuck and the City have also agreed to seek an extension of the suspension of the New Hampshire PUC proceeding for an additional 60 days or more, subject to New Hampshire PUC approval, if such an extension may facilitate a comprehensive settlement. As part of the suspension agreement, the City made a $250,000 cash payment to Pennichuck. There can be no assurance, however, that Pennichuck and the City will be able to negotiate a mutually acceptable settlement.

      SEC and New Hampshire Investigations and Settlement. We and our former President and Chief Executive Officer were the subject of parallel investigations by the SEC and the New Hampshire Bureau of Securities Regulation ("the Bureau") that began in early 2003 and late 2002, respectively, as disclosed in previous filings, including the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

      Effective December 16, 2004, the SEC and the Bureau entered into settlements with the former President and us. Under the terms of the New Hampshire settlement, the Company's shareholders as of March 31, 2003 received a payment totaling $280,000 as of March 1, 2005. The former President was financially responsible for $160,000 of that amount and the Company was responsible for the balance. The Company's investigation-related expenses were $162,000 in 2004, $30,000 in 2005, and $0 in 2006.

Recent Developments

      Pennichuck Water Rate Relief Filing. On May 9, 2006, Pennichuck Water filed a Notice of Intent to file rate schedules with the New Hampshire PUC primarily to recover a portion of costs incurred for its water treatment plant upgrade project. On June 16, 2006, Pennichuck Water requested a permanent rate increase designed to increase annual revenue by 15.9%, or approximately $2.7 million to be effective on August 1, 2006. Additionally, Pennichuck Water requested a step increase of approximately $3.4 million, or 20.6%. On September 22, 2006, the New Hampshire PUC approved a settlement between the staff of the New Hampshire PUC and Pennichuck Water regarding Pennichuck Water's request for temporary rate relief. The terms of the settlement, as approved, provide for an annualized increase in Pennichuck Water's revenues of approximately $2.4 million, or 14.4%, effective for service rendered on and after July 18, 2006.

      On February 23, 2007, Pennichuck Water received testimony from the New Hampshire PUC staff recommending a permanent rate increase of $1.34 million or 8.0%, which reflects the staff's position on certain operating, depreciation and amortization expenses. Staff also testified that the proposed upgrades to Pennichuck Water's treatment plant were reasonably necessary and consistent with the public good. Subject to the findings of the New Hampshire PUC Audit Staff relative to the actual costs incurred for these upgrades, Staff supports a step increase in Pennichuck Water's rates to recover the cost of these additions effective on or after the date of the Commission's final order in this case. Settlement discussions with staff, interveners and Pennichuck Water are scheduled for March 2007 with final hearings on the merits of the case scheduled for April 2007. The Company anticipates a final order in May 2007.

      Proposed Pennichuck East Rate Relief Filing. On March 1, 2007, Pennichuck East filed a Notice of Intent to file rate schedules seeking an overall increase in annual revenues of approximately $927,000, or 22%.

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

      Revenue Recognition. The revenues of our water utility subsidiaries are based on authorized rates approved by the New Hampshire PUC. Estimates of water utility revenues for water delivered to customers but not yet billed are accrued at the end of each accounting period. We read our residential customer meters generally on a quarterly basis and record revenues based on meter reading results. Unbilled revenues from the last meter-reading date to the end of the accounting period are estimated based on historical usage patterns and the effective water rates. The estimate of the unbilled revenue is a management estimate utilizing certain sets of assumptions and conditions. Actual results could differ from those estimates. Accrued unbilled revenues recorded in the accompanying consolidated balance sheets as of December 31, 2006 and 2005 were approximately $2.0 million and $2.4 million, respectively.

      Our non-utility revenues are recognized when services are rendered. Revenues are based, for the most part, on long-term contractual rates.

      Pension and Other Post-retirement Benefits. Our pension and other post-retirement benefits costs are dependent upon several factors and assumptions, such as employee demographics, plan design, the level of cash contributions made to the plans, earnings on the plans' assets, the discount rate, the expected long-term rate of return on the plans' assets and health care cost trends.

      In accordance with SFAS No. 87, "Employers Accounting for Pensions" ("SFAS 87") and SFAS No. 106, "Employers Accounting for Post-retirement Benefits Other than Pensions" ("SFAS 106"), changes in pension and post-retirement benefit obligations other than pensions ("PBOP") associated with these factors may not be immediately recognized as pension and PBOP costs in the statements of income, but generally are recognized in future years over the remaining average service period of the plans' participants.

      As further described in Note 6 to the accompanying consolidated financial statements, we increased the discount rate effective at December 31, 2006 to 5.75% from 5.5% in 2005 to reflect increases in long-term market interest rates. In determining pension obligation and expense amounts, this and other assumptions may change from period to period, and such changes could result in material changes to recorded pension and PBOP costs and funding requirements. Further, the value of our pension plan assets, which partially consist of equity investments, are subject to fluctuations in market returns which may result in increased or decreased pension expense in future periods. These conditions impacted the funded status of our pension plan at both December 31, 2006 and 2005, and therefore, will also impact pension expense for 2007.

      Our pension plan currently meets the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Although we are not required to make contributions to the plan, we anticipate that we will contribute approximately $490,000 to the plan during 2007.

Results of Operations--General

      In this section, we discuss our 2006, 2005 and 2004 results of operations and the factors affecting them. Our operating activities, as discussed in greater detail in Note 12 to the Notes to Consolidated Financial Statements, are grouped into three primary business segments as follows:

      o     Water utility operations,

      o     Water management services, and

      o     Real estate operations.

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

Results of Operations--2006 Compared to 2005

      Overview. For the year ended December 31, 2006, our consolidated net income was $570,000, compared to net income of $477,000 in 2005. On a per share basis, basic income per share for 2006 was $.14 as compared to $.13 per share for 2005. The slight improvement in consolidated net income for the year ended December 31, 2006 was attributable to higher amounts of AFUDC due to increased construction activity, predominantly the upgrade of our water treatment plant, and other income (sale of a cell tower lease and a Directors and Officers insurance settlement payment), partially offset by a decrease in water utility operating income.

      Our consolidated revenues for the year ended December 31, 2006 were $24.5 million, compared to $23.9 million in 2005. The increase in the Company's combined revenues was primarily attributable to rate relief granted in July 2006 and April 2005 for Pennichuck Water, and February 2006 for Pennichuck East, as well as 5.1% combined water utility customer growth, partially offset by declines in per capita water consumption attributed primarily to weather patterns.

      Water Utility Operations. Our water utility operations include the activities of Pennichuck Water, Pennichuck East and Pittsfield, each of which is regulated by the New Hampshire PUC. On a combined basis, net income of our three utilities in calendar year 2006 was approximately $1.7 million, a decrease of 9.1% from 2005 principally due to increases in operating expenses and declines in per capita water consumption (the latter attributed primarily to weather patterns), offset in part by customer growth.

      Our utility operating revenues increased to approximately $22.0 million in 2006, or almost 2.0% from 2005. For 2006, approximately 77.9%, 19.1%, and 3.0%
of our total utility operating revenues were generated by Pennichuck Water, Pennichuck East, and Pittsfield, respectively, as shown in the following table.

                                         2006         2005       Change
                                       -------      -------      ------
                                                   ($000's)

         Pennichuck Water              $17,111      $17,270      $(159)
         Pennichuck East                 4,197        3,812        385
         Pittsfield                        666          469        197
                                       -------      -------      -----
         Total                         $21,974      $21,551      $ 423
                                       =======      =======      =====

      The overall increase in water revenues reflects the rate relief granted in July 2006 and April 2005 for Pennichuck Water, and February 2006 for Pennichuck East, as well as a 5.1% increase in the combined utility customer base during the year, resulting in a total combined customer base of approximately 32,100 as of December 31, 2006. This increase was partially offset by a decrease in overall billed consumption of 2% compared to 2005. One reason for this decrease in consumption was increased rainfall in our core service area, which decreases consumption of water by our customers. Total rainfall during 2006 was 58.3 inches compared to the five-year historical average of 50.0.

      For the year ended December 31, 2006, utility operating expenses increased by approximately $1.4 million, or approximately 8.4%, to approximately $18.2 million as shown in the table below.

                                         2006         2005       Change
                                       -------      -------      ------
                                                   ($000's)
      Operations & maintenance         $12,817      $11,717      $1,100
      Depreciation & amortization        3,189        2,960         229
      Taxes other than income taxes      2,240        2,162          78
                                       -------      -------      ------
      Total                            $18,246      $16,839      $1,407
                                       =======      =======      ======

      The operations and maintenance expenses of our water utility business include such categories as:

      o     water supply, treatment, purification and pumping,

      o transmission and distribution system functions, including repairs and maintenance and meter reading, and

      o engineering, customer service, and general and administrative functions.

      The combined increase in our utilities' operating expenses over 2005 was chiefly the result of the following:

      o approximately $264,000 of increased purification and treatment costs in our core Pennichuck Water system, reflecting higher purchased water, power, chemical, booster station maintenance, and labor costs;

      o approximately $326,000 of increased transmission and distribution costs relating to repair or replacement of gates, mains, meters and hydrants, supplies, fuel, and labor costs; and

      o $315,000 of increased engineering, customer service and general and administrative costs primarily relating to costs for employee benefits, property and casualty insurance, and administrative salaries.

      These increased costs are expected to be embedded in our utilities' future cost of providing water service. As such, our utilities will continue to seek future rate relief to recover these increasing costs.

      For calendar year 2006, 86%, 18%, and (4)% of the combined utilities' operating income was provided by Pennichuck Water, Pennichuck East, and Pittsfield, respectively, compared to 89%, 10%, and 1% in 2005.

      Water Management Services. The following table provides a breakdown of revenues from our non-regulated water management services operations for the years ended December 31, 2006 and 2005.

                                        2006      2005     Change
                                       ------    ------    ------
                                                ($000's)

      Municipal contracts              $1,515    $1,303     $212
      Community system contracts          380       341       39
      Watertight program                  269       240       29
      Miscellaneous                       170       167        3
                                       ------    ------     ----
      Total                            $2,334    $2,051     $283
                                       ======    ======     ====

      The $212,000 increase in contract revenues from municipal contracts primarily resulted from two new contracts commencing in 2006: a larger contract for the Town of Barnstable, Massachusetts (Hyannis Water System); and a smaller contract for the Town of Wilton, New Hampshire. The combined base annual fees under Service Corporation's municipal contracts with the Town of Hudson and the Town of Salisbury represent approximately $823,000 and $807,000 for the years ended December 31, 2006 and 2005, respectively, with the balance of $456,000 and $496,000 representing fees earned for services performed in addition to the base scope of services for 2006 and 2005, respectively.

      Contract revenues from community system contracts for 2006 and 2005 were $380,000 and $341,000 respectively, representing 88 operating contracts at the end of 2006 compared to 85 such contracts at the end of 2005. For 2006 and 2005, Service Corporation revenues included $269,000 and $240,000, respectively, for fees earned under its Watertight program. This program provides maintenance service to residential customers for a fixed annual fee. At the end of 2006, 4,032 customers were enrolled in this program, which was a 4.9% increase from 2005.

      Expenses associated with our contract operations were approximately $2.1 million and $1.8 million for 2006 and 2005, respectively, comprised primarily of direct costs for servicing our various operating contracts and allocated intercompany charges for general and administrative support for contract operations. The approximately $275,000, or 15.1%, increase in expenses from 2005 to 2006 resulted principally from an increase of $160,000 in maintenance expenses including the new contracts in Hyannis and Wilton, and a $134,000 increase in allocated intercompany charges is due to a change in the methodology that we used to allocate to Service Corporation the cost of the resources provided by the Company and Pennichuck Water.

      Real Estate Operations. For the year ended December 31, 2006, Southwood's total net revenues were $106,000 compared to $221,000 in 2005. In the table below, we show the major components of Southwood's revenues during 2006 and 2005.

                                                              2006     2005
                                                              ----     ----
                                                                 ($000's)
      Operating revenue:
      Sale of timber                                          $ 91     $180
      Lease income - tower rental                               15       19
      Other                                                     --        7
                                                              ----     ----

        Total operating revenues                              $106     $206
                                                              ====     ====

      Other income (loss), net:
      (Loss) income from unconsolidated equity investments    $(34)    $ 15
      Other income - sale of Westwood Park LLC                  34       --
                                                              ----     ----
      Other income (loss), net                                $ --     $ 15
                                                              ====     ====

      The decrease in our real estate total net revenues resulted principally from reduced timber sales and losses attributed to the Company's 50% share of the HECOP entities, partly offset by a gain on the sale of Westwood Park LLC.

      At December 31, 2006 and 2005, Southwood had a 50% ownership interest in four joint ventures organized as limited liability companies, as discussed in greater detail under "Off Balance Sheet Arrangements" and also under Note 4 in the Notes to Consolidated Financial Statements. The remaining 50% ownership interest in each joint venture is primarily held by John P. Stabile II, a local developer, with whom Southwood has also participated in four residential joint ventures during the past 10 years. Southwood uses the equity method of accounting for its investments in the joint ventures. Consequently, Southwood's investment is adjusted for its share of earnings or losses and for any distributions received from the joint venture. For the year ended December 31, 2006, Southwood's share of pre-tax (loss) from these joint ventures was approximately $(34,000), compared to pre-tax earnings of $15,000 for 2005. The decline in the joint ventures pre-tax earnings resulted primarily from several tenant vacancies in the HECOP I and HECOP III buildings. Southwood's share of pre-tax earnings (loss) is included under "Net earnings (loss) from investments accounted for under the equity method" in the accompanying Consolidated Statements of Income.

      Expenses associated with our real estate operations were $215,000 and $218,000 for the years ended December 31, 2006 and 2005, respectively. This slight decrease was primarily attributable to a decrease in salaries and benefits of approximately $40,000, and a reduced loss of approximately $10,000 in the Company's minority interest in Westwood Park. This decrease was largely offset by increased intercompany charges.

      Southwood's 2006 operating expenses consisted primarily of $75,000 in salaries and benefits, $34,000 for general and administrative costs, and $106,000 in allocated intercompany charges due to additional Company resources utilized for the planning and development of our existing land portfolio.

      Eminent Domain-Related Expenses. Our costs incurred for 2006 in defending against the City of Nashua's eminent domain proceeding were approximately $2.4 million, essentially unchanged from 2005. The costs were primarily attributable to expenses incurred for legal and valuation expert advisory services.

      Other Income. Other income for the years ended December 31, 2006 and 2005 was $713,000 and $41,000, respectively. The increase of $672,000 is due to the gain on the sale of a cell tower lease in November 2006 in the amount of $405,000 and a $200,000 payment representing a settlement with our prior Directors and Officers insurance provider.

      Allowance for Funds Used During Construction ("AFUDC"). For the years ended December 31, 2006 and 2005, the Company recorded AFUDC of approximately $1,015,000 and $318,000, respectively. The $697,000 increase is directly attributable to the increase in construction activity, predominantly the upgrade of our water treatment plant, during the year ended December 31, 2006 as compared to 2005.

      Interest Income. For the years ended December 31, 2006 and 2005, the Company recorded interest income of approximately $428,000 and $226,000, respectively, which primarily relates to interest earned on funds received from our 2005 equity and debt offerings which were temporarily invested in money market securities.

      Interest Expense. For the year ended December 31, 2006, our consolidated interest expense was approximately $2.5 million, compared to $2.3 million in 2005. Interest expense in both years primarily represents interest on long-term indebtedness of the Company and our three regulated water utilities as discussed in Note 3 to the Notes to Consolidated Financial Statements.

      Provision for Income Taxes. For the years ended December 31, 2006 and 2005, the Company recorded an income tax provision of approximately $349,000 and $291,000, respectively. The effective income tax rate for both periods is 38%.

Results of Operations--2005 Compared to 2004

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

      Our eminent domain related expenses, were approximately $2.4 million in 2005, compared to $1.2 million in 2004. We believe that a presentation of net income excluding these expenses is useful to investors because it is indicative of our financial performance in the ordinary course of business. We use net income excluding these expenses to evaluate our financial performance because we expect that the financial impact of these expenses has become or, in the relatively near term, will become insignificant. We expect that the financial impact of expenses related to the eminent domain proceeding will cease within the next two to three years. The material limitation associated with using this measure is that it does not include all of the expenses required to be included by generally accepted accounting principles. We compensate for this limitation when using this measure by comparing it directly to net income calculated according to generally accepted accounting principles.

      Our consolidated revenues for the year ended December 31, 2005 were $23.9 million compared to $22.9 million in 2004. The combined revenues of the Company's three utilities increased to $21.6 million, or an increase of 9.9% from 2004. The utilities' combined operating income increased to $4.7 million in 2005, a 6.9% increase over 2004. The increase in the Company's combined revenues was primarily attributable to the following:

      o a permanent rate increase approved by the New Hampshire PUC of 11.8% implemented by Pennichuck Water in April 2005 for service rendered on and after June 1, 2004;

      o a temporary rate increase of 9.0% approved by the New Hampshire PUC and implemented by Pennichuck East in September 2005; and

      o     a 2.4% increase in the combined utility customer base for the year.

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

      Our utility operating revenues increased to $21.6 million in 2005, or almost 10% from 2004. For 2005, approximately 80%, 18%, and 2% of our total utility operating revenues were generated by Pennichuck Water, Pennichuck East, and Pittsfield, respectively, as shown in the following table.

                                         2005         2004       Change
                                       -------      -------      ------
                                                   ($000's)

         Pennichuck Water              $17,270      $15,992      $1,278
         Pennichuck East                 3,812        3,136         676
         Pittsfield                        469          473          (4)
                                       -------      -------      ------
         Total                         $21,551      $19,601      $1,950
                                       =======      =======      ======

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

      On May 28, 2004, Pennichuck Water filed a Petition for Rate Relief with the New Hampshire PUC seeking an overall increase in its rates which would have resulted in approximately $2.3 million of additional annual revenues. On September 30, 2004, the New Hampshire PUC granted Pennichuck Water temporary rate relief of 8.9%, or approximately $1.3 million in annual water revenues, effective for service rendered on or after June 1, 2004. In March 2005, we reached a settlement with the New Hampshire PUC staff on our requested rate relief for Pennichuck Water that we filed in May 2004. The rate case was concluded in April 2005 and in May 2005 the New Hampshire PUC granted an increase of 13.4% representing additional revenues of approximately $1.7 million. This rate relief was effective for water bills rendered on and after June 1, 2004.

      For the year ended December 31, 2005, utility operating expenses increased by $1.6 million, or 10.7%, to $16.7 million as shown in the table below.

                                         2005         2004       Change
                                       -------      -------      ------
                                                   ($000's)

      Operations & maintenance         $11,717      $10,011      $1,706
      Depreciation & amortization        2,960        3,062        (102)
      Taxes other than income taxes      2,162        2,119          43
                                       -------      -------      ------
      Total                            $16,839      $15,192      $1,647
                                       =======      =======      ======

      The operations and maintenance expenses of our water utility business include such categories as:

      o     water supply, treatment, purification and pumping,

      o transmission and distribution system functions, including repairs and maintenance and meter reading, and

      o     customer service and general and administrative functions.

      The combined increase in our utilities' operating expenses over 2004 was chiefly the result of the following:

      o approximately $433,000 of increased purification and treatment costs in our core Pennichuck Water system, reflecting higher purchased water, power, chemical and labor costs;

      o approximately $384,000 of additional costs in allocated intercompany charges due to a change in the methodology that the Company used to allocate the cost of resources provided by the Company and Pennichuck Water, as previously approved by the New Hampshire PUC; and

      o $808,000 of increased general and administrative costs primarily relating to costs for employee benefits, property and casualty insurance and administrative salaries.

      These increased costs are expected to be embedded in our utilities' future cost of providing water service. As such, our utilities will continue to seek future rate relief to recover these increasing costs.

      For calendar year 2005, 89%, 10%, and 1% of the combined utilities' operating income was provided by Pennichuck Water, Pennichuck East, and Pittsfield, respectively, compared to 87%, 10% and 3% in 2004.

      Water Management Services. The following table provides a breakdown of revenues from our non-regulated, water-related water management services operations for the years ended December 31, 2005 and 2004.

                                        2005      2004     Change
                                       ------    ------    ------
                                                ($000's)

      Municipal contracts              $1,303    $1,234     $ 69
      Community system contracts          341       339        2
      Watertight program                  240       223       17
      Miscellaneous                       167       136       31
                                       ------    ------     ----
      Total                            $2,051    $1,932     $119
                                       ======    ======     ====

      The $69,000 increase in contract revenues from municipal contracts primarily resulted from an increase in unplanned work performed for the Town of Hudson, New Hampshire. The combined base annual fees under Service Corporation's municipal contracts with the Town of Hudson and the Town of Salisbury represent approximately $807,000 and $786,000 for the years ended December 31, 2005 and 2004, respectively, with the balance of $496,000 and $448,000 representing fees earned for services performed in addition to the base scope of services for 2005 and 2004, respectively.

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

      Expenses associated with our contract operations were $1.8 million and $1.3 million for 2005 and 2004, respectively, comprised primarily of direct costs for servicing our various operating contracts and allocated intercompany charges for general and administrative support for contract operations. The $477,000, or 35.6%, increase in expenses from 2004 to 2005 resulted principally from an increase of $163,000 in marketing expenses, $56,000 for additional work performed for the Town of Hudson, $52,000 for certain expenses that were previously recorded in the water utilities, $59,000 in allocated intercompany charges due to a change in the methodology that we used to allocate to Service Corporation the cost of the resources provided by the Company and Pennichuck Water, $22,000 for non-community water systems planned maintenance, which is attributable to an additional 8 systems acquired in 2005, $26,000 for insurance expense, and $15,000 for Town of Salisbury planned maintenance.

      Real Estate Operations. For the year ended December 31, 2005, Southwood's total net revenues were $221,000 compared to $1.5 million in 2004. In the table below, we show the major components of Southwood's revenues during 2005 and 2004.

                                                       2005     2004
                                                       ----    ------
                                                          ($000's)
      Operating revenue:
      Folsom Property                                  $ --    $1,224
      Other                                             206        80
                                                       ----    ------
        Total Operating revenues                       $206    $1,304
                                                       ====    ======
      Other income:
      Income from unconsolidated equity investments      15       195
                                                       ----    ------
        Other income                                   $ 15    $  195
                                                       ====    ======

      The decrease in our real estate total net revenues resulted principally from the sale of an approximately 67 acre parcel of unimproved land located in Merrimack, New Hampshire in 2004. In January 2003, Southwood sold this land to the Folsom Development Corporation for approximately $1.5 million. Under the terms of that sale, Southwood received approximately $257,000 in cash and a long-term note receivable of $1.2 million. The note, which was set to mature in October 2005, carried a floating interest rate of prime plus 1.5% and was secured by a first mortgage on the property. The note was fully paid during the fourth quarter of 2004, resulting in recognition of the remaining gain of $1.2 million in accordance with the requirements established under Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate."

      At December 31, 2005 and 2004, Southwood had a 50% ownership interest in four joint ventures organized as limited liability companies, as discussed in greater detail under "Off Balance Sheet Arrangements" and also under Note 4 in the Notes to Consolidated Financial Statements. The remaining 50% ownership interest in each joint venture is primarily held by John P. Stabile II, a local developer, with whom Southwood has also participated in four residential joint ventures during the past 10 years. Southwood uses the equity method of accounting for its investments in the joint ventures. Consequently, Southwood's investment is adjusted for its share of earnings or losses and for any distributions received from the joint venture. For the year ended December 31, 2005, Southwood's share of pre-tax earnings and distributions from these joint ventures was approximately $15,000 and $250,000, respectively, compared to pre-tax earnings of $195,000 and no distributions for 2004. The decline in the joint ventures pre-tax earnings resulted primarily from several tenant vacancies in the HECOP I and HECOP III buildings. Southwood's share of pre-tax earnings is included under "Net earnings (loss) from investments accounted for under the equity method" in the accompanying Consolidated Statements of Income.

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

      For the past several years, cash flows from operations have fluctuated largely based on four factors: (i) weather, (ii) amount and timing of rate increases, (iii) gain recognized on the sale of Southwood land as described above, and (iv) significant costs associated with the costs related to the SEC and Bureau regulatory investigations that were settled in December 2004, and the costs associated with the City of Nashua's ongoing eminent domain proceeding, each discussed in more detail above.

      During 2006 and 2005, in addition to cash flow from operations, we realized a substantial amount of net new proceeds from the sale of various debt securities totaling $23.9 million and from a public offering of common stock totaling $17.4 million. We also generated approximately $455,000 during 2006 and 2005 through the issuance of new shares of common stock under our Dividend Reinvestment Plan and through the exercise of stock options.

      2007 to 2009 Capital Expenditures Program. We expect our capital expenditures to remain at greater than historical levels during 2007 and 2008, as discussed elsewhere in this Form 10-K Report. See "Risk Factors" and "Our Business." The following table summarizes our expected capital expenditures and other funds requirements for the 2007 to 2009 period.

                                                   2007       2008       2009
                                                 -------    -------    -------
                                                            ($000's)

      Utility - water treatment plant upgrade    $ 9,580    $ 6,800    $ 3,470
      Utility - other plant additions              3,740     10,640      6,150
      Other                                          280        800        950
                                                 -------    -------    -------
      Total                                      $13,600    $18,240    $10,570
                                                 =======    =======    =======

                                                   2004       2005       2006
                                                 -------    -------    -------

      Utility - water treatment plant upgrade    $ 1,948    $ 4,224    $14,704
      Utility - other plant additions              4,044      6,658      6,679
      Other                                          121         --         12
                                                 -------    -------    -------
      Total                                      $ 6,113    $10,882    $21,395

      We have embarked on a major new construction initiative, the upgrade of our water treatment plant that is necessary in order for the plant to meet more stringent, federally mandated safe drinking water standards. The water treatment plant project construction commenced in the second half of 2005 and is expected to be completed by the spring of 2009. Capital expenditures associated with the water treatment plant upgrade project were approximately $20.9 million for 2004 to 2006 and are expected to be $19.9 million for 2007 to 2009.

      In addition to the water treatment plant, we are engaged in continuous construction programs at our utility subsidiaries primarily for water distribution system repair, rehabilitation and replacement, water storage facility maintenance and additions, and more recently, water supply security. For the period 2004 to 2006, capital expenditures for water distribution, storage, and supply totaled $17.1 million. For the period 2007 to 2009, comparable expenditures are expected to total $20.5 million.

      The amounts shown as "Other" in the table above reflect expenditures for actual or potential acquisitions of small regional regulated water utility systems, consistent with our record of prior acquisitions, expenditures in our non-regulated water management services operations, and potential real estate-related acquisitions by Southwood.

      2007-2009 External Financing Requirements. Due to the significant size of our utility construction program in 2007-2009 as described above, we expect that only 25% to 30% of our funding requirements will be provided by cash flow from our operations (after payment of dividends on common stock). We expect that the balance of our funding will be obtained through long-term debt arrangements and the issuance of common stock. Our timing and mix of future debt and equity financing is subject to a number of factors including, but not limited to (i) debt and equity market conditions; (ii) the need to maintain a balanced capital structure in order to preserve financial flexibility and to manage the overall cost of capital; and (iii) certain debt issuance covenants as contained in our outstanding loan agreements. There is no assurance that we will be able to complete all or any of the future debt and equity financings described below or to complete them on a timely basis.

      The receipt of timely and adequate rate relief will also be critically important in providing us cash flow from operations and the ability to access credit and permanent capital, both debt and equity, at reasonable costs and terms. We are unable, however, to predict the outcome of our future rate relief filings.

      On October 20, 2005, Pennichuck Water issued an aggregate of $49,485,000 of long-term tax-exempt bonds through the Business Finance Authority (the "Authority") of the State of New Hampshire, consisting of three separate series of bonds (A through C) with coupon rates ranging from 4.7% to 5.0% and a maturity date of October 1, 2035. On the date of issuance of the bonds, the Authority loaned the proceeds of the Series A bonds (totaling $12,125,000) to Pennichuck Water to finance upgrades to its water facilities. The proceeds of the Series B and the Series C bonds totaling $17,865,000 and $19,495,000, respectively, were deposited in escrow on the date of issuance which, upon request by Pennichuck Water on October 2, 2006 and October 1, 2007, respectively (or such other dates as Pennichuck Water may request) the proceeds of the Series B bonds or the Series C bonds, as applicable, will be loaned to Pennichuck Water to finance the project. Such amounts are held in escrow for the sole benefit of the bondholders with no recourse to us until loaned to Pennichuck Water and hence we have not recorded the associated debt as a long-term liability. We expect to draw these funds as we incur capital expenditures for various water facilities projects, primarily the water treatment plant upgrade project, and record the associated debt as a long-term liability in 2007 and 2008.

      As permitted under the terms of the Master Agreement, Pennichuck Water borrowed, as of October 2, 2006, $6,000,000 of the proceeds of the Series B Bonds to finance a portion of the Project cost. This portion of the Series B Bonds was designated as the "Series B-1 Bonds." The remaining $11,865,000 of the proceeds of the Series B Bonds, designated as the "Series B-2 Bonds," were re-deposited into an escrow account maintained by The Bank of New York Trust Company, N.A., as escrow agent, until April 2, 2007, or such later date as Pennichuck Water may request. Due to current confidential negotiations with the City as well as limitations on incurring additional long-term debt under its interest coverage test, Pennichuck Water expects that it will re-escrow the proceeds of the Series B-2 Bonds on April 2, 2007 to October 1, 2007.

      As stated elsewhere in this Form 10-K Report, the Company is currently conducting comprehensive settlement discussions with the City of Nashua regarding the ongoing eminent domain dispute. Given the need for the substance of those settlement discussions to remain confidential, the highly uncertain outcome of those discussions, and the likelihood that any settlement would provide for a transaction that would trigger an immediate mandatory redemption of outstanding debt, we do not expect to issue or remarket, while such discussions are ongoing, debt securities for which Pennichuck Water or either of our other utility subsidiaries is liable (other than relatively small amounts of SRF loans). Furthermore, if a settlement cannot be reached, the New Hampshire PUC hearing on the merits of the City's eminent domain petition is scheduled to resume in June 2007, and we would not expect the New Hampshire PUC to rule definitively on the City's petition before the end of the third quarter of 2007. Given the highly uncertain outcome of such hearing, we may find that we are unable to, or elect not to, issue or remarket such debt securities pending the definitive ruling on the City's petition or that we experience a material increase in the cost that we incur in connection with the issuance or remarketing of such debt.

      We believe these risks are particularly relevant to a portion of the long-term tax-exempt bonds that were issued on our behalf in 2005 through the Business Finance Authority of the State of New Hampshire. Of the initial $49.5 million offering, proceeds totaling approximately $31.4 million have been held in escrow from the date of issuance for the sole benefit of the bondholders. The associated debt is non-recourse to us until the proceeds are loaned to Pennichuck Water. Upon one or more requests by Pennichuck Water, some or all of the proceeds of those bonds will be loaned to Pennichuck Water to finance its water treatment plant upgrade and other certain other capital projects. When Pennichuck Water borrows the bond proceeds, the associated bonds will be remarketed to investors who will be relying on Pennichuck Water as the source of repayment rather than the escrow fund. If, because of the uncertainties described above relating to the eminent domain dispute, Pennichuck Water is unable to, or elects not to, remarket the bonds as debt securities for which Pennichuck Water is liable, it would not be able to borrow any of the bond proceeds then in escrow, and the associated debt would not become Pennichuck Water's obligation. Under these circumstances, we would expect to rely primarily on our bank revolving credit facility to finance Pennichuck Water's water treatment plant upgrade and other capital projects. Our borrowing cost under that credit facility would likely be materially higher than tax-exempt bond financing costs. Borrowings under the credit facility would also reduce our liquidity to meet other obligations.

      In addition to authorizing a tax-exempt bond financing, we have applied and will continue to apply for long-term debt funds directly from the State of New Hampshire under the State's Revolving Fund program (SRF). Funds provided under the SRF loans carry long-term fixed costs at interest rates set with reference to various Municipal Bond Indices, which rates are generally below the rates for comparable U.S. Treasury securities of like maturity. As of December 31, 2006, we had five outstanding SRF loans aggregating approximately $2.3 million. During 2007 we expect total draw downs of an additional $2.0 million. Also, we have commenced documentation for our sixth SRF loan, a proposed $2.5 million commitment to fund a portion of certain Pittsfield capital improvements. We expect to have a document closing on our sixth SRF loan in the second quarter of 2007 and to begin draw downs later in 2007.

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

      Certain covenants in Pennichuck Water's and Pennichuck East's loan agreements as well as our Bank of America revolving credit loan agreement effectively restrict our ability to upstream common dividends from Pennichuck Water and Pennichuck East as well as to pay common dividends to our shareholders. Several of Pennichuck Water's loan agreements contain a covenant that requires Pennichuck Water to maintain a minimum net worth of $4.5 million. At December 31, 2006, Pennichuck Water's net worth was $38.1 million. One of Pennichuck East's loan agreements contains a covenant that requires Pennichuck East to maintain a minimum net worth of $1.5 million. At December 31, 2006, Pennichuck East's net worth was $4.7 million.

      As of December 31, 2006, we were in compliance with all of our financial covenants; however our ability to incur additional long-term debt under our interest coverage test is currently limited to relatively small amounts of SRF loans. Our ability to incur significant additional long-term debt and to continue to satisfy these tests depends, among other factors, on receipt of timely and adequate rate relief.

Off Balance Sheet Arrangements

      At December 31, 2006 and 2005, Southwood had a 50% ownership interest in four joint ventures organized as limited liability companies. The remaining 50% ownership interest in each of the joint ventures is primarily held by John P. Stabile II, a local developer with whom Southwood has also participated in four other residential joint ventures during the past ten years. The formation of these joint ventures provides Southwood with an opportunity to develop its landholdings in such a manner as to provide for a long-term income stream through commercial rental activities. Additionally, the joint ventures, as legal entities, mitigate the financial risk associated with sole ownership of developed commercial properties by Southwood. The joint ventures, whose assets and liabilities are not included in the accompanying Consolidated Balance Sheets, own certain commercial office buildings on which there are outstanding mortgage notes totaling $9.5 million and $9.8 million as of December 31, 2006 and 2005, respectively. The mortgage notes are each secured by the underlying property. In addition, Southwood is contingently liable on one-half of the outstanding balances of two of the three outstanding mortgages, and as such, it has issued a guarantee to the mortgagee for its share of the guaranteed indebtedness. At December 31, 2006, Southwood was contingently liable on approximately $3.1 million of mortgage indebtedness associated with the limited liability companies. In addition, if either HECOP II or HECOP III defaults on its indebtedness, Southwood's investment in the other HECOP will be at risk, because each of HECOP II and III has guaranteed the indebtedness of the other. Southwood's investments in HECOP I-III had an aggregate carrying value of $474,000 as of December 31, 2006. Distributions from the joint ventures have from time to time during the past ten years been a significant source of funds to support our dividend payments to shareholders. We account for Southwood's investment in the four current joint ventures using the equity method of accounting, meaning that we recognize on a current basis 50% of each joint venture's operating results. Those results reflect ongoing carrying costs such as maintenance and property taxes. Information about our revenues, expenses and cash flows arising from the joint ventures is included in Note 4 of the Notes to Consolidated Financial Statements. The Company has assessed these equity investments in accordance with FIN 46(R) "Consolidation of Variable Interest Entities," and has determined that it is not the primary beneficiary of these variable interest entities.

      In June 2007, approximately $6.0 million of the joint venture mortgage notes mature and are expected to be refinanced. As disclosed elsewhere in this Form 10-K Report, substantive negotiations are underway which, if successfully concluded, would substantially increase the occupancy of one office building owned by a joint venture. If that lease is concluded, we expect that there would be an increase of $1.75 million in the total amount of the joint ventures' mortgage notes. A substantial portion of the additional borrowing would finance the new tenant's build out.

      In October 2005, we completed a tax-exempt debt financing with the New Hampshire Bond Finance Authority (BFA). The BFA acts solely as a passive conduit to the tax-exempt bond markets with us acting as the obligor for the associated tax-exempt debt. At December 31, 2006 we had borrowed $18.1 million representing a portion of the $49.5 million offering conducted in October 2005. The remaining $31.4 million was placed in escrow for the sole benefit of bondholders with no recourse to us and hence we have not recorded the associated debt as a long-term liability. We expect to draw these funds as we incur capital expenditures for various water facilities projects, primarily the water treatment plant upgrade project, and record the associated debt as a long-term liability in 2007 and 2008.

      The Company has one interest rate financial instrument, an interest rate swap, which qualifies as a derivative under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as described in Note 3 to the accompanying financial statements.

Contractual Obligations

      The following table discloses aggregate information about our contractual obligations as of December 31, 2006, and the periods in which payments are due, adjusted for the implementation of our expanded and restructured credit facility with Bank of America described above:

                                                    Less than 1                                     After
                                          Total         year       1 to 3 years    3 to 5 years    5 years
                                         -------    -----------    ------------    ------------    -------
                                                                     ($000's)
Long-term debt                           $48,519        $474          $11,876         $6,458       $29,711
Operating leases                             375         181              194             --            --
Pension and retiree medical costs (1)      4,409         241              603            742         2,823
Purchase obligations (2)                      --          --               --             --            --
                                         -------        ----          -------         ------       -------
      Total                              $53,303        $896          $12,673         $7,200       $32,534
                                         =======        ====          =======         ======       =======

------------------
(1)   Pension and retiree medical costs beyond 2007 are estimated as they may be impacted by such factors as return on pension assets, changes in the number of plan participants and future salary increases.
(2)   Pennichuck Water has a Wholesale Water Agreement (the "Agreement") with
      Manchester (NH) Water Works ("MWW") to purchase water from MWW through six metering points for various community water systems owned by
      Pennichuck Water and Pennichuck East. The Agreement, amended in February
      2003, has a 25-year term and provides for an average daily flow to
      Pennichuck Water and Pennichuck East of up to 2.1 million gallons per day
      ("mgd") with a maximum daily flow rate of 3.5 mgd. Pennichuck Water and
      Pennichuck East purchase water at a rate established by MWW for all of its non-Manchester customers. The current rate, effective January 1,
      2006, is $0.96 per one hundred cubic feet ("ccf") in areas where fire protection is not provided by MWW and $1.25 per ccf where fire protection is provided. The Agreement requires that Pennichuck Water and Pennichuck
      East pay a one-time source development charge ("SDC") of $2.50 for each gallon, effective February 1, 2006, of the 2.1 million gallons of the average daily flow. To date, Pennichuck Water and Pennichuck East had achieved a combined peak average daily flow of 894,311 gallons. The SDC is re-calculated annually to reflect any increases in average daily flow and, if the flow is increased, Pennichuck Water and Pennichuck East pay the SDC for the incremental demand. Any incremental SDC is payable in
      January of each year. SDC payments began in 1989 and as of December 31,
      2006, the total SDC paid to MWW was $1,626,940, which allows Pennichuck
      Water to draw an average daily flow of up to 1,421,140. The incremental
      SDC paid in 2003 and 2002 was $30,585 and $88,320, respectively. In
      January 2005, Pennichuck prepurchased an additional 250,000 of capacity from MWW at the old SDC rate of $1.14 per gallon. As of December 31,
      2006, the Company has no defined Commitments for future purchases under this Agreement.


      In April 2004, Pennichuck Water entered into a long-term lease arrangement with HECOP III, LLC for 19,465 square feet of office space located in Merrimack, New Hampshire which serves as our headquarters. Southwood holds a 50% ownership interest in HECOP III, LLC and the remaining ownership interests are held by John P. Stabile II, who is also the holder of ownership interests in three other LLC joint ventures with Southwood as discussed above.

      Pension Plan. We maintain a defined benefit pension plan covering substantially all of our employees. The accounting for this plan under FASB 87, "Employer's Accounting for Pensions," requires that we use key assumptions when computing the estimated annual pension expense. These assumptions are (i) the discount rate applied to the projected benefit obligation, (ii) the long-term rate of return on plan assets and (iii) the long-term rate of future increases in compensation. A lower discount rate increases the present value of our pension obligations and our annual pension expense. A range of discount rates is established and periodically modified by the Internal Revenue Service to calculate a pension plan's current benefit obligation for purposes of the full funding limits imposed on such plans. After consultation with the actuary for the pension plan, and based on long-term market interest rates, we increased our discount rate from 5.5% to 5.75% effective at December 31, 2006. Our expected long-term rate of return on pension plan assets is based on the plan's expected asset allocation, expected returns on various classes of plan assets as well as historical returns. We assumed that our long-term rate of return on pension plan assets was 7.5% in 2006 and 2005 and 8.0% in 2004. In addition, we assumed an increase in participant compensation levels of 3.0% in 2006, 2005 and 2004. These key assumptions are reviewed annually with our actuary and investment advisor and are updated to reflect the plan's experience. Actual results in any given year will often differ from our actuarial assumptions because of economic and other conditions which may impact the amount of pension expense we recognize.

      Dividend Reinvestment and Common Stock Purchase Plan. We offer a Dividend Reinvestment and Common Stock Purchase program that is available to our shareholders, employees and customers. Under this program, our shareholders may reinvest all or a portion of their common stock dividends into shares of common stock at prevailing market prices. We also accept optional cash payments to purchase additional shares at 100% of the prevailing market prices. This program has provided us with additional common equity of $186,000 in 2006 and $123,000 in 2005.

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

      Pennichuck Water's filtration plant in Nashua is impacted by the Interim Enhanced Surface Water Treatment Rule ("Rule"), which established a new turbidity standard of 0.3 Nephelometric Turbidity Units or NTU. Turbidity is a measure of sediment or foreign particles that are suspended in the water. Approximately $10 million has been allocated in its 2007 budget to continue with the construction of required improvements. Pennichuck Water estimates the total cost to comply with this new standard to be approximately $41 million. The total cost includes all construction and engineering associated costs necessary to complete the required treatment plant upgrades from the project initiation in 2004 to its completion in the spring of 2009, although such estimates are subject to any future changes in the Rule and changes in design and construction that may be required.

      Capital expenditures associated with complying with federal and state water quality standards have historically been recognized and approved by the New Hampshire PUC for inclusion in our water rates, though there can be no assurance that the New Hampshire PUC will approve future rate increases in a timely or sufficient manner to cover our capital expenditures.

New Accounting Standards

      In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company has concluded that adoption of FIN 48 will not have a material effect on the Company's consolidated financial statements.

      In September 2006, the FASB released SFAS No. 158, "Employer's Accounting for Defined Benefit Pension and Other Post-retirement Plans," an amendment of FASB Statements No. 87, 88, 106 and 132R. The new standard requires an employer to:

      (a) Recognize in its statement of financial position an asset for a plan's over funded status or a liability for a plan's under funded status;

      (b) Measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and

      (c) Recognize changes in the funded status of a defined benefit post-retirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity, absent SFAS 71 consideration.

      This statement became effective as of the end of fiscal year ended after December 31, 2006. Because we are subject to regulation in the state in which we operate, we are required to maintain our accounts in accordance with the regulatory authority's rules and guidelines, which may differ from other authoritative accounting pronouncements. In those instances, the Company follows the guidance of SFAS No. 71. Based on prior regulatory practice, and in accordance with the guidance provided by SFAS 71, the Company will record its under funded pension and post-retirement obligations, which otherwise would be recognized as Other Comprehensive Income as of December 31, 2006 under SFAS 158, as a regulatory asset, and expect to recover those costs in our rates charged to customers. The Company does not anticipate that the adoption of this standard will have a material impact on its financial position, results of operations, and cash flows.

      In September 2006, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulleting No. 108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that compliance with SAB 108 had no impact on the reported results of operations or financial condition.

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Information regarding market risk of the Company and our subsidiaries is presented in "Note 3--Debt" and "Note 5--Fair Value of Financial Instruments" in the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K Report.

      Our exposure to financial market risk results primarily from fluctuations in interest rates. We are exposed to changes in interest rates primarily from our revolving credit facility which contains variable interest rates. This facility, which includes a total borrowing capacity of $16.0 million, permits us to borrow, repay and re-borrow, in varying amounts and from time to time at our discretion through June 30, 2009. Borrowings under this credit facility bear interest rates ranging from LIBOR plus 1.25% to LIBOR plus 1.75% based on the results of various financial ratios. The applicable margin at December 31, 2006 was 1.75%. We had no outstanding borrowings under our revolving credit facility at December 31, 2006. During 2007 we expect to borrow under this facility to fund a portion of our capital improvements program.

      We also have a $4.5 million variable interest rate loan with a bank. The loan, which was originally scheduled to mature in April 2005, was extended to December 31, 2009. In April 2005, we entered into an interest rate swap agreement with the bank that also has a maturity date of December 31, 2009. The purpose of this swap agreement is to mitigate interest rate risks associated with our $4.5 million floating-rate loan. The agreement provides for the exchange of fixed interest rate payments for floating interest rate payment obligations on notional amounts of principal totaling $4.5 million. The floating-rate loan with the bank contains interest rates ranging from LIBOR plus 1.0% to LIBOR plus 1.5% based on the results of various financial ratios. The applicable margin at December 31, 2006 was 1.5% resulting in an interest rate of 6.8%. We designated this interest rate swap as a cash flow hedge against the variable future cash flows associated with the interest payments due on the $4.5 million of notes. The combined effect of its LIBOR-based borrowing formula and the swap produces an "all-in fixed borrowing cost" equal to 6.25%.

      The fair market value of our interest rate swaps represents the estimated unrealized loss to terminate these agreements based upon current interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    Pennichuck Corporation and Subsidiaries

        Management's Report On Internal Control Over Financial Reporting

      Management of Pennichuck Corporation (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that

      (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

      (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the Board of Directors of the Company; and

      (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In assessing the effectiveness of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. As a result of management's assessment and based on the criteria in the framework, management has concluded that, as of December 31, 2006, the Company's internal control over financial reporting was effective.

      The Company's independent registered public accounting firm, Beard Miller Company LLP, has audited management's assessment of the effectiveness of the Company's internal control over financial reporting, as stated in their report which appears herein.

/s/ Duane C. Montopoli                 /s/ William D. Patterson
-----------------------------          ----------------------------------------
Duane C. Montopoli                     William D. Patterson
President and Chief                    Senior Vice President
Executive Officer                      and Chief Financial Officer

March 16, 2007

            Report of Independent Registered Public Accounting Firm


To the Board of Directors and Shareholders of Pennichuck Corporation

      We have audited management's assessment, including the accompanying Management's Report on Internal Control over Financial Reporting, that Pennichuck Corporation (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

      A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that
(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2006 and the related consolidated statements of income, shareholders' equity, comprehensive income, and cash flows for the year ended December 31, 2006 as well as the 2006 schedules listed in the Appendix under Item 15(a)(2). Our report dated March 16, 2007 expressed an unqualified opinion on these consolidated financial statements and financial statement schedules.

                                       /S/ BEARD MILLER COMPANY LLP


Beard Miller Company LLP
Reading, Pennsylvania
March 16, 2007

            Report of Independent Registered Public Accounting Firm


To the Board of Directors and Shareholders of Pennichuck Corporation

      We have audited the accompanying consolidated balance sheet of Pennichuck Corporation and subsidiaries (the Company) as of December 31, 2006, and the related consolidated statements of income, shareholders' equity, comprehensive income, and cash flows for the year then ended. We have also audited the schedules listed in the index appearing under Item 15(a)(2) as of and for the year ended December 31, 2006. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

      Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for defined benefit pension and other post-retirement plans in 2006.

      As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for share-based payments in 2006.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pennichuck Corporation's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal
Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2007 expressed an unqualified opinion on management's assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

                                       /S/ BEARD MILLER COMPANY LLP


Beard Miller Company LLP
Reading, Pennsylvania
March 16, 2007

            Report of Independent Registered Public Accounting Firm


To the Board of Directors and Shareholders of Pennichuck Corporation:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity, other comprehensive income and cash flows present fairly, in all material respects, the financial position of Pennichuck Corporation and its subsidiaries at December 31, 2005 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2), present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts

March 31, 2006

                    PENNICHUCK CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   ($000's, except share and per share data)

                                                         As of December 31,
                                                        --------------------
                                                          2006        2005
                                                        --------    --------
ASSETS
  Property, Plant and Equipment, net                    $123,482    $102,093
                                                        --------    --------

  Current Assets:
    Cash and cash equivalents                              2,313       3,891
    Restricted cash                                           --       6,276
    Investments                                                1       8,000
    Accounts receivable, net of allowance of $95
     and $37 in 2006 and 2005, respectively                2,895       1,550
    Unbilled revenue                                       1,996       2,360
    Materials and supplies, at cost                          677         647
    Prepaid expenses and other current assets                923         676
                                                        --------    --------
    Total Current Assets                                   8,805      23,400
                                                        --------    --------

  Other Assets:
    Deferred land costs                                    2,133       1,742
    Deferred charges and other assets                     10,011       5,844
    Investment in real estate partnerships                   474         507
                                                        --------    --------

    Total Other Assets                                    12,618       8,093
                                                        --------    --------

      TOTAL ASSETS                                      $144,905    $133,586
                                                        ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                    PENNICHUCK CORPORATION AND SUBSIDIARIES

                   ($000's, except share and per share data)

                                                             As of December 31,
                                                            -------------------
                                                              2006       2005
                                                            --------   --------
SHAREHOLDERS' EQUITY AND LIABILITIES
Shareholders' Equity:
  Common stock--$1 par value
    Authorized--11,500,000 shares in 2006 and 2005
    Issued--4,215,467 and 4,190,972 shares, respectively
    Outstanding--4,214,265 and 4,189,770 shares,
     respectively                                           $  4,216   $  4,191
    Additional paid in capital                                32,488     32,221
    Retained earnings                                          7,966     10,172
    Accumulated other comprehensive income (loss)                 18       (810)
    Treasury stock, at cost; 1,202 shares in 2006 and 2005      (138)      (138)
                                                            --------   --------
Total Shareholders' Equity                                    44,550     45,636
                                                            --------   --------

    Minority interest                                             --          3
                                                            --------   --------
Preferred stock, no par value, 100,000 shares authorized,
 no shares issued in 2006 and 2005                                --         --
                                                            --------   --------
Commitments and contingencies (Note 9)                            --         --
                                                            --------   --------

Long-term debt, less current portion                          47,696     41,338
                                                            --------   --------

Current Liabilities:
  Current portion of long-term debt                              474        118
  Accounts payable                                             1,172      2,044
  Accrued interest payable                                       588        513
  Other current liabilities                                    3,333      1,495
                                                            --------   --------
    Total Current Liabilities                                  5,567      4,170
                                                            --------   --------

Deferred Credits and Other Reserves:
  Deferred income taxes                                       11,182     10,244
  Deferred investment tax credits                                867        900
  Regulatory liability                                           938        971
  Post-retirement health benefit obligation                    1,371        822
  Accrued pension liability                                    1,890      1,057
  Other liabilities                                            1,443      1,221
                                                            --------   --------
    Total Deferred Credits and Other Reserves                 17,691     15,215
                                                            --------   --------
Contributions in Aid of Construction                          29,401     27,224
                                                            --------   --------
      TOTAL SHAREHOLDERS' EQUITY AND LIABILITIES            $144,905   $133,586
                                                            ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                    PENNICHUCK CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                   ($000's, except share and per share data)

                                                   Years Ended December 31,
                                              ---------------------------------
                                                 2006        2005        2004
                                                 ----        ----        ----
Operating Revenues:
  Water utility operations                    $  21,974   $  21,551   $  19,601
  Water management services                       2,334       2,051       1,932
  Real estate operations                            106         206       1,304
  Other                                              67          56          55
                                              ---------   ---------   ---------
    Total Operating Revenues                     24,481      23,864      22,892
                                              ---------   ---------   ---------
Operating Expenses:
  Water utility operations                       18,246      16,839      15,192
  Water management services                       2,093       1,818       1,341
  Real estate operations                            215         218         282
  Other                                             274         158          28
                                              ---------   ---------   ---------
    Total Operating Expenses                     20,828      19,033      16,843
                                              ---------   ---------   ---------
Operating Income                                  3,653       4,831       6,049

Eminent domain and regulatory
 investigation expenses                          (2,355)     (2,391)     (1,364)
Net earnings (loss) from investments
 accounted for under the equity method              (34)         15         195
Other income, net                                   713          41          31
Allowance for funds used during construction      1,015         318          93
Interest income                                     428         226           3
Interest expense                                 (2,501)     (2,275)     (2,048)
                                              ---------   ---------   ---------
Income Before Provision for Income Taxes            919         765       2,959

Provision for Income Taxes                          349         291       1,140
                                              ---------   ---------   ---------
Income Before Minority Interest                     570         474       1,819

Minority Interest in Loss of
  Westwood Park LLC, net of tax                      --           3           1
                                              ---------   ---------   ---------
Net Income                                    $     570   $     477   $   1,820
                                              =========   =========   =========
Earnings Per Common Share:
  Basic                                       $    0.14   $    0.13   $    0.57
  Diluted                                     $    0.14   $    0.13   $    0.57

Weighted Average Common Shares Outstanding:
  Basic                                       4,204,857   3,703,412   3,203,759
  Diluted                                     4,215,724   3,709,962   3,211,487

The accompanying notes are an integral part of these consolidated financial statements.

                    PENNICHUCK CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        ($000's, except per share data)

                                                                                                 Accumulated
                                                     Common    Common   Additional                  Other
                                                     Stock     Stock      Paid in    Retained   Comprehensive   Treasury
                                                     Shares    Amount     Capital    Earnings       Income        Stock     Total
                                                   ---------   ------   ----------   --------   -------------   --------   ------

Balances at December 31, 2003                      3,203,076   $3,203    $15,208     $12,371        $(473)       $(138)    $30,171
Net income                                                --       --         --       1,820           --           --       1,820
Dividend reinvestment plan                             1,527        2         36          --           --           --          38
Common dividends declared--$.645 per share                --       --         --      (2,064)          --           --      (2,064)
Contribution of common stock to pension plan          15,750       16        384          --           --           --         400
Exercise of stock options                                200       --          3          --           --           --           3
Other comprehensive income (loss):
  Unrealized gain on derivatives,
   net of taxes of $1                                     --       --         --          --            3           --           3
  Minimum pension liability adjustment,
   net of taxes of $271                                   --       --         --          --         (385)          --        (385)
  Reclassification adjustment for net
   gains realized in net income, net
   of taxes of $110                                       --       --         --          --          165           --         165
                                                   ---------   ------    -------     -------        -----        -----     -------
Balances at December 31, 2004                      3,220,553    3,221     15,631      12,127         (690)        (138)     30,151
Net income                                                --       --         --         477           --           --         477
Common Stock Offering                                959,000      959     16,438          --           --           --      17,397
Dividend reinvestment plan                             5,649        5        118          --           --           --         123
Common dividends declared--$.65625 per share              --       --         --      (2,432)          --           --      (2,432)
Exercise of stock options                              5,770        6         34          --           --           --          40
Other comprehensive income (loss):
  Unrealized loss on derivatives,
   net of taxes of $16                                    --       --         --          --          (24)          --         (24)


  Minimum pension liability adjustment,
   net of taxes of $171                                   --       --         --          --         (158)          --        (158)
  Reclassification adjustment for net
   gains realized in net income, net
   of taxes of $43                                        --       --         --          --           62           --          62
                                                   ---------   ------    -------     -------        -----        -----     -------
Balances at December 31, 2005                      4,190,972    4,191     32,221      10,172         (810)        (138)     45,636
Net income                                                --       --         --         570           --           --         570
Dividend reinvestment plan                             8,890        9        102          --           --           --         111
Stock based compensation                                  --       --         75          --           --           --          75
Common dividends declared--$.66 per share                 --       --         --      (2,776)          --           --      (2,776)
Exercise of stock options                             15,605       16         90          --           --           --         106
Other comprehensive income (loss):
  Unrealized gain on derivatives,
   net of taxes of $9                                     --       --         --          --           13           --          13
  Minimum pension liability adjustment,
   net of taxes of $48                                    --       --         --          --           74           --          74
  Reclassification adjustment for net gains
    realized in net income net of taxes of $4             --       --         --          --            6           --           6
Cumulative effect of change in accounting for
 pension and other post-retirement benefits,
 net of tax of $490                                       --       --         --          --          735           --         735
                                                   ---------   ------    -------     -------        -----        -----     -------

Balances at December 31, 2006                      4,215,467   $4,216    $32,488     $ 7,966        $  18        $(138)    $44,550
                                                   =========   ======    =======     =======        =====        =====     =======

The accompanying notes are an integral part of these consolidated financial statements.

                                                                 73

                    PENNICHUCK CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    ($000's)

                                                  Years Ended December 31,
                                                  ------------------------
                                                  2006     2005     2004
                                                  ----    -----    ------

Net income                                        $570    $ 477    $1,820
                                                  ----    -----    ------
Other comprehensive income (loss):
  Minimum pension liability adjustment             122     (329)     (656)
  Unrealized gain (loss) on derivatives             22      (40)        4
  Reclassification of net gains realized
   in net income                                    10      105       275
  Income tax (expense) benefit relating
   to other comprehensive income (loss)            (61)     144       160
                                                  ----    -----    ------
    Other comprehensive income (loss)               93     (120)     (217)
                                                  ----    -----    ------

Comprehensive income                              $663    $ 357    $1,603
                                                  ====    =====    ======

The accompanying notes are an integral part of these consolidated financial statements.

                    PENNICHUCK CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    ($000's)

                                                                        Years Ended December 31,
                                                                   ---------------------------------
                                                                     2006         2005         2004
                                                                   --------     --------     -------

Operating Activities:
  Net income                                                       $    570     $    477     $ 1,820
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                     3,599        3,255       3,117
    Amortization of original issue discount                              12           --          --
    Gain on sale of property, plant and equipment                        --           --      (1,256)
    Amortization of deferred investment tax credits                     (33)         (33)        (33)
    Provision for deferred income taxes                                 362          509       1,183
    Allowance for funds used during construction                     (1,015)        (318)        (93)
    Undistributed loss (earnings) in real estate partnerships            34          (15)       (195)
    Special shareholder distribution                                     --         (280)         --
    Stock based compensation expense                                     75           --          --
  Changes in assets and liabilities:
    Increase in accounts receivable and unbilled revenue               (812)        (814)       (270)
    Decrease in refundable income taxes                                  --          361         832
    (Increase) decrease in materials and supplies                       (30)         239        (160)
    (Increase) decrease in prepaid expenses                            (416)         449        (436)
    Increase in deferred charges and other assets                      (551)        (710)       (291)
    (Decrease) increase  in accounts payable
     and accrued expenses                                              (724)         669         553
    Increase in other                                                 1,053        1,081         533
                                                                   --------     --------     -------
Net cash provided by operating activities                             2,124        4,870       5,304
                                                                   --------     --------     -------
Investing Activities:
  Purchases of property, plant and equipment                        (21,395)     (10,882)     (6,113)
  Proceeds from sales of property, plant and equipment                   11           --         800
  Decrease (increase) in restricted cash                              6,276       (6,276)         --
  Sales of investment securities                                     22,079           --          --
  Purchase of investment securities                                 (14,080)      (8,000)         --
  Proceeds from sale of land                                             --           --       1,224
  Net change in investment in real estate partnership
   and deferred land costs                                             (391)        (725)       (169)
  Equity investments dividends                                           --          250          --
                                                                   --------     --------     -------
Net cash used in investing activities                                (7,500)     (25,633)     (4,258)
                                                                   --------     --------     -------
Financing Activities:
  (Repayments) advances on line of credit                                --       (3,800)      1,800
  Payments on long-term debt                                           (899)      (1,644)       (368)
  Contributions in aid of construction                                   66          155         140
  Proceeds from long-term borrowings                                  7,595       16,259          71

                                                                        Years Ended December 31,
                                                                   ---------------------------------
                                                                     2006         2005         2004
                                                                   --------     --------     -------

  Debt issuance costs                                                  (405)      (2,413)        (88)
  Proceeds from issuance of common stock
   and dividend reinvestment plan                                       217       17,560          41
  Dividends paid                                                     (2,776)      (2,432)     (2,064)
                                                                   --------     --------     -------
Net cash provided by (used in) financing activities                   3,798       23,685        (468)
                                                                   --------     --------     -------

(Decrease) increase  in cash                                         (1,578)       2,922         578
Cash and cash equivalents at beginning of year                        3,891          969         391
                                                                   --------     --------     -------
Cash and cash equivalents at end of year                           $  2,313     $  3,891     $   969
                                                                   ========     ========     =======

The accompanying notes are an integral part of these consolidated financial statements.

                                              76

                    PENNICHUCK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1--Description of Business and Significant Accounting Policies

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

Description of Business:
-----------------------

      Pennichuck Corporation (the "Company") is an investor-owned holding company located in Nashua, New Hampshire with three wholly owned operating subsidiaries, Pennichuck Water Works, Inc. ("Pennichuck Water"), Pennichuck East Utility, Inc. ("Pennichuck East") and Pittsfield Aqueduct Company, Inc. ("Pittsfield"), involved in regulated water supply and distribution in Nashua and towns throughout southern and central New Hampshire; non-regulated, water-related services conducted through Pennichuck Water Service Corporation (the "Service Corporation"); and real estate operations conducted through The Southwood Corporation ("Southwood").

      Pennichuck Water, Pennichuck East and Pittsfield (collectively referred to as the "Company's utility subsidiaries") are engaged principally in the gathering and distribution of potable water to approximately 32,100 customers in southern and central New Hampshire. The Company's utility subsidiaries, which are regulated by the New Hampshire Public Utilities Commission (the "New Hampshire PUC"), are subject to the provisions of Statement of Financial Accounting Standards No. ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). Service Corporation is involved in providing non-regulated, water-related services to over 19,000 customers while Southwood owns, manages and develops real estate.

Significant Accounting Policies:
-------------------------------

(a) Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. The minority interest in Westwood Park LLC was included in the Consolidated Statements of Income through February 2006, the date of its sale.

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

                    PENNICHUCK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c) Property, Plant and Equipment

      Property, plant and equipment, which includes principally the water utility assets of the Company's utility subsidiaries, is recorded at cost plus an allowance for funds used during construction on major, long-term projects. The provision for depreciation is computed on the straight-line method over the estimated useful lives of the assets including property funded with contributions in aid of construction. The useful lives range from 5 to 91 years and the average composite depreciation rate was 2.47% in 2006, 2.44% in 2005, and 2.66% in 2004. Depreciation expense in 2006, 2005, and 2004 was approximately $3.3, $3.1, and $3.1 million, respectively. The components of Property, Plant and Equipment at December 31, 2006 and 2005 are as follows:

                                                                      Useful
                                              2006         2005       Lives
                                            --------     --------     ------
                                                        ($000's)
Utility Property:
  Land                                      $  1,064     $  1,012         --
  Source of supply                            25,161       23,329      34-75
  Pumping & purification                      12,096       11,098      15-35
  Transmission & distribution, including
   services, meters, hydrants                 90,574       85,990      40-91
  General and other equipment                  7,786        7,378       7-75
  Construction work in progress               23,436        7,136
                                            --------     --------
      Total utility property                 160,117      135,943
Total non-utility property                        18           16          5
                                            --------     --------
      Total property, plant & equipment      160,135      135,959
Less accumulated depreciation                (36,653)     (33,866)
                                            --------     --------
      Property, plant and equipment, net    $123,482     $102,093
                                            ========     ========

      Maintenance, repairs and minor improvements are charged to expense as incurred. Improvements which significantly increase the value of property, plant and equipment are capitalized.

(d) Cash and Cash Equivalents

      Cash and cash equivalents include cash in banks and demand deposits.

                    PENNICHUCK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(e) Restricted Cash

      Restricted cash consisted primarily of funds held in escrow by the trustee of certain water facility revenue bonds issued to finance Pennichuck Water's continuous capital expenditures program. The funds were used to reimburse the Company for such capital expenditures as they were incurred.

(f) Investments

      Investments represent funds held in money market securities. These funds have no restriction and may be used for general corporate purposes.

(g) Concentration of Credit Risks

      Financial instruments that subject the Company to credit risk consist primarily of cash and accounts receivable. The Company's cash balances periodically exceed FDIC limits, however are invested in financial institutions with investment grade credit ratings. The Company's account receivable balances primarily represent amounts due from the Company's residential, commercial and industrial customers from our water utility operations as well as receivables from our water management services as described in more detail in Note 12 to the consolidated financial statements.

(h) Notes Receivable

      In January 2003, Southwood sold a tract of land to an unaffiliated regional developer for approximately $1.5 million. Under the terms of that sale, Southwood conveyed approximately 66.8 acres of land in exchange for approximately $257,000 in cash and a long-term note receivable of approximately $1.2 million. The note, which had been scheduled to mature in October 2005, carried a floating interest rate of prime plus 1.5% and was secured by a first mortgage on the property. The entire balance of the note was paid in 2004 resulting in the recognition of a gain for the full note receivable balance of approximately $1.2 million in accordance with the requirements established under Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate."

(i) Materials and Supplies

      Inventory is stated at the lower of cost, using the average cost method, or market.

(j) Deferred Land Costs

      Included in deferred land costs is Southwood's original basis in its landholdings and any land improvement costs, which are stated at the lower of cost or market. All costs associated with real estate and land projects are capitalized and allocated to the project to which the costs relate. Administrative labor and the related fringe benefit costs attributable to the acquisition, active development, and construction of land parcels are capitalized as deferred land costs, in accordance with SFAS No. 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects." Approximately $191,000 and $119,000 of labor and benefits were capitalized in for the years ended December 31, 2006 and 2005, respectively. These amounts are included in the accompanying consolidated balance sheets in Deferred Land Costs.

                    PENNICHUCK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                                                  Useful
                                               2006      2005     Lives
                                             -------    ------    ------

                                             ($000's)
Regulatory assets:
  Source development charges                 $   856    $  901      5-25
  Miscellaneous studies                        1,201       786      4-25
  Sarbanes-Oxley costs                           896       296         8
  Prepaid pension                              2,247         -        (1)
  Other post-retirement benefits                 477         -        (1)
  Deferred financing costs                     2,831     2,534      2-30
  Other                                          377       248      4-25
                                             -------    ------
  Total regulatory assets                      8,885     4,765
Franchise fees and other                         622       436
Supplemental retirement plan asset               420       372
Filtration grant receivable                       84       271
                                             -------    ------
  Total deferred charges and other assets    $10,011    $5,844
                                             =======    ======

(1) The Company expects to recover the deferred pension and other postretirement amounts consistent with the anticipated expense recognition of the pension and other postretirement cost in accordance with the FASB Statements No. 87, "Employers' Accounting for Pensions" and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," respectively.

      Sarbanes-Oxley costs totaling approximately $896,000 and $296,000 represent costs incurred during 2006 and 2005, respectively, relating to the implementation and compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The Company has received approval from the New Hampshire PUC related to the future recoverability of such costs.

(l) Treasury Stock

      Treasury stock held by the Company represents shares tendered by employees as payment for existing outstanding options. Treasury stock received is recorded at its fair market value when tendered. Any such treasury stock held by the Company is not retired but instead is held until its ultimate disposition has been decided.

                    PENNICHUCK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(m) Other Current Liabilities

      Other Current Liabilities as of December 31, 2006 and 2005 consisted of:

                                                    2006       2005
                                                   ------     ------
                                                        ($000's)

      Accounts payable accruals                    $1,232     $  572
      Accrued liability - retainage                   933        350
      Customer deposits                               166        248
      Other                                         1,002        325
                                                   ------     ------
          Total other current liabilities          $3,333     $1,495
                                                   ======     ======

(n) Contributions in Aid of Construction ("CIAC")

      Under construction contracts with real estate developers and others, the Company's utility subsidiaries receive non-refundable advances for the costs of new main installation. The utility subsidiaries also record to Plant and CIAC the fair market value of developer installed mains and any excess of fair market value over the cost of community water systems purchased from developers. The CIAC account and related plant asset are amortized over the life of the property.

(o) Revenues

      Standard charges for water utility services to customers are recorded as revenue, based upon meter readings and contract service, as services are provided. The majority of the Company's water revenues are based on rates approved by the New Hampshire PUC. Estimates of unbilled service revenues are recorded in the period the services are provided. Provision is made in the financial statements for estimated uncollectible accounts.

(p) Investment in Joint Ventures

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

                    PENNICHUCK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(q) Allowance for Funds Used During Construction ("AFUDC")

      Allowance for funds used during construction ("AFUDC"), recorded in accordance with SFAS 71 represents the estimated debt and equity costs of capital funds necessary to finance the construction of new regulated facilities. AFUDC consists of two components, an interest component and an equity component. AFUDC is capitalized as a component of property, plant and equipment and has been reported separately in the consolidated statements of income. The total amounts of AFUDC recorded for the years ended December 31, 2006, 2005 and 2004 are approximately as follows:

                                    2006     2005    2004
                                    ----     ----    ----
                                          ($000's)

      Debt (interest) component    $  500    $159     $47
      Equity component                515     159      46
                                   ------    ----     ---

      Total AFUDC                  $1,015    $318     $93
                                   ======    ====     ===

(r) Income Taxes

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

(s) Earnings Per Share

      The Company computes earnings per share following the provisions of SFAS No. 128, "Earnings per Share." Basic net income per share is computed using the weighted-average number of common shares outstanding for a period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding for the period. For the years ended December 31, 2006, 2005 and 2004, dilutive potential common shares consisted of outstanding options.

                    PENNICHUCK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The dilutive effect of outstanding stock options is computed using the treasury stock method. Calculations of the basic and diluted net income per common share and potential common shares are as follows:

                                                 2006        2005        2004
                                              ---------   ---------   ---------
                                                    ($000's, except share
                                                     and per share data)

Basic earnings per share                      $    0.14   $    0.13   $    0.57
Dilutive effect of unexercised
 stock options                                       --          --          --
                                              ---------   ---------   ---------
Diluted earnings per share                    $    0.14   $    0.13   $    0.57
                                              =========   =========   =========

Numerator:
  Basic net income                            $     570   $     477   $   1,820
                                              =========   =========   =========
  Diluted net income                          $     570   $     477   $   1,820
                                              =========   =========   =========

Denominator:
  Basic weighted average shares outstanding 4,204,857 3,703,412 3,203,759 Dilutive effect of unexercised
   stock options                                 10,867       6,550       7,728
                                              ---------   ---------   ---------
Diluted weighted average shares outstanding   4,215,724   3,709,962   3,211,487
                                              =========   =========   =========

(t) Reclassifications

      Certain amounts in 2005 and 2004 have been reclassified to conform to the 2006 financial statement presentation. These reclassifications had no effect on net income and relate primarily to the reclassification of certain components of operating revenues and operating expenses and the reclassification of allowance for funds used during construction out of interest expense.

(u) New Accounting Pronouncements

      In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We do not consider the impact of adopting FIN 48 on our financial statements will be material.

      In September 2006, the FASB released SFAS No. 158, "Employer's Accounting for Defined Benefit Pension and Other Post-retirement Plans" ("SFAS 158"), an amendment of FASB Statements No. 87, 88, 106 and 132R. The new standard requires an employer to:

                    PENNICHUCK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (a) Recognize in its statement of financial position an asset for a plan's over funded status or a liability for a plan's under funded status;

      (b) Measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and

      (c) Recognize changes in the funded status of a defined benefit post-retirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity, absent SFAS 71 consideration.

      This statement is effective as of the end of the fiscal year ending after December 15, 2006 (December 31, 2006 for the Company). Because we are subject to regulation in the state in which we operate, we are required to maintain our accounts in accordance with the regulatory authority's rules and guidelines, which may differ from other authoritative accounting pronouncements. In those instances, the Company follows the guidance of SFAS 71. Based on prior regulatory practice, and in accordance with the guidance provided by SFAS 71, the Company will record its under funded pension and post-retirement obligations, which otherwise would be recognized as Other Comprehensive Income as of December 31, 2006 under SFAS 158, as a regulatory asset, and expect to recover those costs in our rates charged to customers. The impact of adopting this standard on the financial statements of the Company is reflected in the disclosure in footnote 6.

      In September 2006, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that compliance with SAB 108 had no impact on the reported results of operations or financial condition.

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

                    PENNICHUCK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2--Income Taxes

      The components of the federal and state income tax provision at December 31 are as follows:

                                                      2006    2005     2004
                                                      ----    ----    ------
                                                             ($000's)

            Federal                                   $300    $257    $  920
            State                                       82      67       253
            Amortization of investment tax credits     (33)    (33)      (33)
                                                      ----    ----    ------
                                                      $349    $291    $1,140
                                                      ====    ====    ======
            Currently payable/(receivable)            $ 82    $(51)   $ (425)
            Deferred                                   267     342     1,565
                                                      ----    ----    ------
                                                      $349    $291    $1,140
                                                      ====    ====    ======

      The following is a reconciliation between the statutory federal income tax rate and the effective income tax rate for 2006, 2005 and 2004:

                                                      2006    2005      2004
                                                      ----    ----     -----

            Statutory federal rate                    34.0%   34.0%     34.0%
            State tax rate, net of federal benefit     5.6     5.5       5.6
            Permanent differences                      2.0     2.0       (.6)
            Amortization of investment tax credits    (3.6)   (4.3)     (1.1)
            Other                                       --      .8        .6
                                                      ----    ----      ----
            Effective tax rate                        38.0%   38.0%     38.5%
                                                      ====    ====      ====

      For federal income tax purposes, the Company had net operating losses in 2006, 2005 and 2004. The 2006 and 2005 net operating losses in the amounts of approximately $1.0 million and $927,000, respectively, will be carried forward and expire in the years 2026 and 2025, respectively. The 2004 net operating loss in the amount of $1.4 million was carried back to 2002 which resulted in a federal income tax refund of approximately $340,000.

      The Company has deductible state net operating losses in the amount of $1.0 million in 2006 and $1.0 million in 2005 that may be carried forward to the years 2016 and 2015, respectively.

      The Company anticipates that it will fully utilize its federal and state net operating losses before they expire and, therefore, has not recorded a valuation allowance.

      At December 31, 2006 and 2005, the Company had approximately $380,000 of alternative minimum tax credits. Investment tax credits resulting from utility plant additions are deferred and amortized. The unamortized investment tax credits are being amortized through the year 2033.

      The Company had a regulatory liability related to income taxes of approximately $938,000 and $971,000 at December 31, 2006 and 2005, respectively. This represents the amount of deferred taxes

                    PENNICHUCK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recorded at rates higher than currently enacted rates and the impact of deferred investment tax credits on future revenue.

      The temporary items that give rise to the net deferred tax liability at December 31, 2006 and 2005 are as follows:

                                                      2006       2005
                                                    -------    -------
                                                         ($000's)
      Liabilities:
      Property-related, net                         $12,431    $12,045
      Other                                           1,842        754
                                                    -------    -------
                                                     14,273     12,799
                                                    -------    -------
      Assets:
      Investment tax credits and other                1,422      1,444
      Net operating loss                                770        367
      Alternative minimum tax credit                    380        380
      Other                                             519        364
                                                    -------    -------
                                                      3,091      2,555
                                                    -------    -------
      Total deferred income taxes                   $11,182    $10,244
                                                    =======    =======

                    PENNICHUCK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3--Debt

      Long-term debt at December 31 consists of the following:

                                                                2006      2005
                                                                ----      ----
                                                                   (000's)
Unsecured notes payable to various insurance companies:
  5.00% due March 4, 2010                                     $ 5,000   $ 5,000
  7.40% due March 1, 2021                                       8,000     8,000
Unsecured Industrial Development Authority
  Revenue Bond 1988 series 7.50%, due July 1, 2018                 --       845
Unsecured Business Finance Authority
  Revenue Bond (2005 series B-1), 3.85%, due October 1, 2035
   (subject to mandatory purchase on October 1, 2008)           6,000        --
  Revenue Bond (2005 series A), 4.70%, due October 1, 2035     12,125    12,125
  Revenue Bond (Series 2005A), 4.70%, due January 1, 2035       1,830     1,830
  Revenue Bond (Series 2005B), 4.60%, due January 1, 2030       2,345     2,345
  Revenue Bond (Series 2005C), 4.50%, due January 1, 2025       1,205     1,205
  Revenue Bond (Series 2005D), 4.50%, due January 1, 2025       1,170     1,170
  Revenue Bond, 1997, 6.30%, due May 1, 2022                    4,000     4,000
Secured notes payable to bank, floating rate, due
 December 31, 2009                                              4,500     4,500
Unsecured New Hampshire State Revolving Fund
  Loan, 1.00%, due July 1, 2029                                 1,036        --
  Loan, 3.488%, due January 1, 2027                               565        --
  Loan, 3.80%, due May 1, 2022                                    339       362
  Loan, 2.315%, due April 1, 2013                                  93       107
  Loan, 3.728%, due January 1, 2025                               311       328
                                                              -------   -------
Total long-term debt                                           48,519    41,817
  Less current portion                                           (474)     (118)
  Less original issue discount                                   (349)     (361)
                                                              -------   -------
Total long-term debt, net of current portion                  $47,696   $41,338
                                                              =======   =======

      The aggregate principal payment requirements subsequent to December 31, 2006 are as follows:

                                                               Amount
                                                              --------
                                                              ($000's)

      2007                                                    $   474
      2008                                                      6,675
      2009                                                      5,201
      2010                                                      5,728
      2011                                                        730
      2012 and thereafter                                      29,711
                                                              -------
          Total                                               $48,519
                                                              =======

                    PENNICHUCK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Certain covenants in Pennichuck Water's and Pennichuck East's loan agreements as well as our Bank of America revolving credit loan agreement effectively restrict our ability to upstream common dividends from Pennichuck Water and Pennichuck East as well as to pay common dividends to our shareholders.

      Several of Pennichuck Water's loan agreements contain a covenant that requires Pennichuck Water to maintain a minimum net worth of $4.5 million. At December 31, 2006 and 2005, Pennichuck Water's net worth was $38.1 million and $36.9 million, respectively.

      One of Pennichuck East's loan agreements contains a covenant that requires Pennichuck East to maintain a minimum net worth of $1.5 million. At December 31, 2006 and 2005, Pennichuck East's net worth was $4.7 million and $4.6 million, respectively.

      Our Bank of America revolving credit loan agreement contains a covenant that requires us to maintain a minimum consolidated tangible net worth of $35.0 million plus equity proceeds subsequent to December 2005. At December 31, 2006 and 2005, our consolidated tangible net worth was $44.5 million and $45.6 million, respectively.

      The Company has available a $16.0 million revolving credit facility with a bank. Borrowings under the revolving credit facility bear interest at a variable rate equal to the 30-day LIBOR rate plus a range of 1.25% to 1.75% based on financial ratios. The revolving credit facility matures on June 30, 2009 and is subject to renewal and extension by the bank at that time. At December 31, 2006 and 2005, there were no borrowings outstanding on the line of credit.

      The Company has one interest rate financial instrument, an interest rate swap, which qualifies as a derivative under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This financial derivative has been designated as a cash flow hedge under the provisions of SFAS 133. The financial instrument is used to mitigate interest rate risks associated with the Company's $4.5 million floating-rate loan. The floating rate, which is based on the 30-day LIBOR rate plus a spread based on financial ratios, was 6.8% and 5.9%, at the end of 2006 and 2005, respectively. The agreement provides for the exchange of fixed rate interest payment obligations for floating rate interest payment obligations on notional amounts of principal. The derivative agreement has a fixed rate of 6.25% and 6.25% at December 31, 2006 and 2005, respectively. The notional amount of the debt for which interest rate swaps have been entered into under this agreement was $4.5 million at December 31, 2006 and $4.5 million at December 31, 2005. The fair value of the financial derivative, as of December 31, 2006, included in the Company's consolidated balance sheet as "other assets" was approximately $30,000. The fair value of the financial derivative, as of December 31 2005, included in the Company's consolidated balance sheet as "Other liabilities" was approximately $2,000. Change in the fair value of this derivative is deferred in accumulated other comprehensive income.

                    PENNICHUCK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4--Equity Investments in Unconsolidated Companies

      At December 31, 2006 and 2005, Southwood had a 50 percent ownership interest in four limited liability companies ("LLCs"). The remaining 50 percent ownership interest in each of the LLCs is held primarily by John P. Stabile II, principal owner of H.J. Stabile & Son, Inc. ("Property Manager"). The LLCs, whose assets and liabilities are not included in the accompanying consolidated balance sheets, own certain commercial office buildings on which there are outstanding mortgage notes totaling approximately $9.5 million and $9.8 million at December 31, 2006 and 2005, respectively.

      Southwood uses the equity method of accounting for its investments in the four LLCs, and accordingly, its investment is adjusted for its share of earnings or losses and for any distributions or dividends received from the LLCs. For the years ended December 31, 2006, 2005 and 2004, Southwood's share of (losses) earnings in the LLCs was approximately $(34,000), $15,000, and $195,000, respectively. Southwood's share of (losses) or earnings are included under "Net earnings (loss) from investments accounted for under the equity method" in the accompanying consolidated statements of income. For the year ended December 31, 2006, there were no cash distributions received from the LLCs. For the year ended December 31, 2005, cash distributions received from the LLCs were $250,000. For the year ended December 31, 2004, there were no cash distributions received from the LLCs. The principal assets of the LLCs are the land, buildings and leasehold improvements, the total of which at December 31, 2006 and 2005 was approximately $9.4 million and $9.6 million, respectively.

      As it pertains to the Company's 50% investment in HECOP I, the investment has been reduced to zero on the Company's books during 2005 because of losses which exceeded the Company's investment in HECOP I by approximately $365,000 through December 31, 2006. The Company is not obligated to provide any additional funding to HECOP I. Future gains will not be recognized from HECOP I until the unrecognized losses are fully offset.

      In accordance with the terms of the LLCs' operating agreements, the Property Manager charges the LLCs a management fee to offset its real estate management costs. The management fee is calculated as a percentage of the LLCs' monthly rent. For the years ended December 31, 2006, 2005 and 2004, total management fees charged to the LLCs were approximately $126,000, $70,000 and $66,000, respectively. Until January 21, 2005, the Property Manager also leased approximately 14,000 square feet of office and garage space in one of the LLCs for which it made annual lease payments of approximately $7,000 in 2005 and $202,000 in 2004.

      The Company leases its principal office space, as referred to in Note 9, from one of the LLC's.

                    PENNICHUCK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5--Fair Value of Financial Instruments

      The carrying value of certain financial instruments included in the accompanying consolidated balance sheet, along with the related fair value, as of December 31, 2006 and 2005 are as follows:

                                                   2006                      2005
                                          ---------------------     ---------------------
                                          Carrying       Fair       Carrying       Fair
                                            Value        Value        Value        Value
                                          --------     --------     --------     --------

Long-term debt                            $(48,170)    $(48,369)    $(41,456)    $(43,960)
Interest rate swap benefit (liability)    $     30     $     30     $     (2)    $     (2)

      There are no quoted market prices for the Company's various long-term debt issues thus, the fair values have been determined based on quoted market prices for securities similar in nature and in remaining maturities. The fair value for long-term debt shown above does not purport to represent the amounts at which those debt obligations would be settled. The fair market value of the Company's interest rate swaps represents the estimated cost to terminate these agreements as of December 31, 2006 and 2005 based upon current interest rates.

      The carrying values of the Company's cash, restricted cash, and short-term notes receivable approximate their fair values because of the short maturity dates of those financial instruments.

                    PENNICHUCK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6--Post Retirement Benefit Plans

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

      The following table sets forth the pension plan's funded status at December 31, 2006 and 2005, respectively:

                                                          2006        2005
                                                        -------     -------
                                                              ($000's)
Change in benefit obligation:
  Benefit obligation, beginning of year                 $ 6,793     $ 5,868
  Service cost                                              379         325
  Interest cost                                             383         342
  Actuarial (gain)/loss                                     (98)        414
  Benefits paid, excluding expenses                        (177)       (156)
                                                        -------     -------
      Benefit obligation, end of year                   $ 7,280     $ 6,793
                                                        =======     =======

Change in plan assets:
  Fair value of plan assets, beginning of year          $ 4,608     $ 4,334
  Actual return (loss) on plan assets, net                  385         222
  Expenses                                                  (14)        (12)
  Employer contribution                                     413         220
  Benefits paid, excluding expenses                        (177)       (156)
                                                        -------     -------
      Fair value of plan assets, end of year            $ 5,215     $ 4,608
                                                        =======     =======
The plan's funded status was as follows:
  Funded status                                         $(2,065)    $(2,185)
  Unrecognized net actuarial loss                             -       2,488
  Unrecognized transition asset                               -         (14)
  Unrecognized prior service cost                             -           2
                                                        -------     -------
      Net amount recognized                             $(2,065)    $   291
                                                        =======     =======

                    PENNICHUCK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in the consolidated balance sheet
 as of December 31, 2006 and 2005 consisted of:
  Non-current asset                                       $     -     $     2
  Accumulated other comprehensive income                        -       1,346
  Current liability                                          (175)          -
  Non-current liability                                    (1,890)     (1,057)
                                                          -------     -------
      Total                                               $(2,065)    $   291
                                                          =======     =======
Weighted average assumptions used to value benefit
 obligations were as follows:
  Discount rate at the end of the year                       5.75%       5.50%
  Rate of compensation increase at the end of the year       3.00%       3.00%

  The components of net periodic pension costs is as follows:

                                                      Year Ended December 31,
                                                     -------------------------
                                                      2006      2005      2004
                                                     -----     -----     -----
                                                             ($000's)

  Service cost, benefits earned during the period    $ 379     $ 324     $ 251
  Interest cost on projected benefit obligation        383       342       307
  Expected return on plan assets                      (349)     (322)     (312)
  Amortization of prior service cost                     1         1         1
  Amortization of transition asset                     (14)      (14)      (14)
  Recognized net actuarial loss                        101        77        52
                                                     -----     -----     -----
      Net periodic benefit cost                      $ 501     $ 408     $ 285
                                                     =====     =====     =====

Weighted average assumptions used to calculate
 net periodic benefit cost were as follows:
  Discount rate at the beginning of the year          5.50%     5.75%     6.25%
  Expected return on plan assets for the year
   (net of investment expenses)                       7.50%     7.50%     8.00%
  Rate of compensation increase at the
   beginning of the year                              3.00%     3.00%     3.00%

      Our expected long-term rate of return on pension plan assets is based on the Plan's expected asset allocation, expected returns on various classes of Plan assets as well as historical returns.

      The projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for the Plan were approximately $7.3, $6.2, and $5.2 million, respectively, as of December 31, 2006 and approximately $6.8, $5.7 and $4.6 million, respectively, as of December 31, 2005. Since the market value of the Plan's assets was lower than the Plan's accumulated benefit obligation, the Company recorded a minimum pension liability of approximately $1.0 and $1.1 million at December 31, 2006 and 2005, respectively. This resulted in a decrease in the additional minimum liability for the Plan of approximately $100,000 in 2006 and $451,000 in 2005, prior to the adoption of SFAS 158.

                    PENNICHUCK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      The Plan's investment strategy utilizes several different asset classes with varying risk/return characteristics. The following indicates the asset allocation percentage of the fair value of the Plan assets as of December 31 as well as the Plan's targeted allocation range:

                                       2006    2005    Asset Allocation Range
                                       ----    ----    ----------------------

   Equities                             60%     47%           50% - 60%
   Fixed income                         39%     53%           40% - 50%
   Other                                 1%     --             0% - 5%
                                       ----    ----
   Total                               100%    100%
                                       ====    ====

      During 2004, the Company contributed 15,750 shares (21,000 shares as adjusted for the four-for-three stock split effective June 1, 2005) of its common stock into the Plan. The value of this contribution, based on the closing price of the Company's common stock on that date, was approximately $400,000. While not required to make contributions to the Plan, in order to satisfy the minimum funding requirements of the Employee Retirement Income Security Act of 1974, applicable to defined benefit pension plans, the Company anticipates that it will contribute approximately $490,000 to the Plan in 2007.

      The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

                                               ($000's)
                                               --------

         2007                                   $  175
         2008                                      182
         2009                                      261
         2010                                      277
         2011                                      302
         2012-2016                               2,036
                                                ------
         Total                                  $3,233
                                                ======

      At December 31, 2005, the accumulated benefit obligation was in excess of pension assets. As prescribed by SFAS 87 "Employers' Accounting for Pensions," the Company had a $1.1 million minimum liability at December 31, 2005, for this unfunded pension obligation. As permitted under accounting guidelines then applicable, these accruals were offset by a corresponding debit to a long-term asset up to the amount of accumulated unrecognized prior service costs. Any remaining amount was to be recorded in accumulated other comprehensive income on the Consolidated Balance Sheet.

                    PENNICHUCK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Defined Contribution Plan

      In addition to the defined benefit plan, the Company has a defined contribution plan covering substantially all full-time employees. Under this plan, the Company matches 100% of the first 3% of each participating employee's salary contributed to the plan. The matching employer's contributions, recorded as operating expenses, were approximately $146,000, $132,000 and $121,000 for 2006, 2005 and 2004, respectively.

Other Post-retirement Benefits

      The Company provides post-retirement medical benefits to current and retired employees through separate post-retirement medical plans for its union and non-union employees. Future benefits, payable to current employees upon reaching normal retirement date, are calculated based on the actual percentage of wage and salary increases earned from the plan inception date to normal retirement date. The post retirement plans use December 31 for the measurement date to determine their projected benefit obligation and fair value of plan assets. These plans use January 1 as the measurement date to determine net periodic benefit cost.

      The following table sets forth the post-retirement medical plans' funded status at December 31, 2006 and 2005, respectively:

                                                               2006      2005
                                                               ----      ----
                                                                  ($000's)
Change in benefit obligation:
  Benefit obligation, beginning of the year                   $1,104    $1,020
  Service cost                                                    56        49
  Interest cost                                                   62        57
  Actuarial (gain) loss                                          (19)        5
  Benefits paid, excluding expenses                              (27)      (27)
                                                              ------    ------
      Benefit obligation, end of year                         $1,176    $1,104
                                                              ======    ======

Change in plan assets:
  Fair value of plan assets, beginning of the year            $  489    $  471
  Actual return (loss) on plan assets, net                        38        18
  Employer contribution                                           27        28
  Benefits paid, excluding expenses                              (27)      (28)
                                                              ------    ------
      Fair value of plan assets, end of year                  $  527    $  489
                                                              ======    ======
The plan's funded status was as follows:
  Funded status                                               $ (649)   $ (615)
  Unrecognized net actuarial loss                                  -        23
  Unrecognized prior service cost                                  -        24
                                                              ------    ------
      Net amount recognized                                   $ (649)   $ (568)
                                                              ======    ======

                    PENNICHUCK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in the consolidated balance sheets
 as of December 31, 2006 and 2005 consisted of:
  Non-current asset                                         $   -     $   -
  Current liability                                           (28)        -
  Non-current liability                                      (621)     (568)
                                                            -----     -----
  Total                                                     $(649)    $(568)
                                                            =====     =====

Weighted average assumptions used to value benefit
 obligations were as follows:
  Discount rate at the end of the year                       5.75%     5.50%
  Rate of compensation increase at the end of the year       3.00%     3.00%

Net periodic other post-retirement benefit cost included the following components:

                                                     Year Ended December 31,
                                                     -------------------------
                                                      2006      2005      2004
                                                      ----      ----      ----
                                                              $(000's)

  Service cost, benefits earned during the period    $  56     $  49     $  39
  Interest cost on accumulated post-retirement
   benefit obligation                                   62        57        54
  Expected return on plan assets                       (39)      (38)      (30)
  Amortization of prior service cost                    14        15        15
  Amortization of transition obligation                  -         -         -
  Recognized net actuarial loss                          -         -         -
                                                     -----     -----     -----
  Net periodic benefit cost                          $  93     $  83     $  78
                                                     =====     =====     =====

Weighted average assumptions used to calculate
 net periodic benefit cost were as follows:
  Discount rate at the beginning of the year          5.50%     5.75%     6.25%
  Expected return on plan assets for the year
   (net of investment expenses)                       7.50%     7.50%     8.00%
  Rate of compensation increase at the
   beginning of the year                              3.00%     3.00%     3.00%
  Healthcare cost trend rate at the
   beginning of the year                              9.00%     9.00%     9.00%

      A one percent change in the assumed health care cost trend rate would not have had a material effect on the post-retirement benefit cost or the accumulated post-retirement benefit obligation in 2006.

                    PENNICHUCK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following indicates the asset allocation percentages of the fair value of total post-retirement benefit plan assets for each major type of post-retirement plan assets as of December 31 as well as targeted percentages and the permissible range:

                                       2006    2005    Asset Allocation Range
                                       ----    ----    ----------------------

   Equities                              57%     56%          55% - 65%
   Fixed income                          34%     40%          35% - 45%
   Other                                  9%      4%           0% - 5%
                                       ----    ----
   Total                               100%    100%
                                       ====    ====

      The assets of the Company's PBOP plan are held in two separate VEBA trusts.

      The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

                                               ($000's)
                                               --------

       2007                                      $ 28
       2008                                        31
       2009                                        36
       2010                                        42
       2011                                        52
       2012-2016                                  380
                                                 ----
                                                 $569
                                                 ====

                    PENNICHUCK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The Company offers post-employment medical benefits for employees who retire prior to their normal retirement age and who have met certain age and service requirements. The benefits, which are offered through a separate plan, allow continuity of coverage at group rates from the employee's retirement date until the employee becomes eligible for Medicare. The plan became effective October 1, 2003. If the employee elects to remain on the Company's group medical plan, the employee will be responsible for reimbursing the Company for the full monthly premium. Upon request, the spouse of the employee may remain on the Company's group medical plan as long as the full monthly premium is reimbursed to the Company. The post-employment plan is funded from the general assets of the Company.

      The following table sets forth the post-retirement medical plans for employees who retire prior to their normal retirement age funded status at December 31, 2006 and 2005, respectively:

                                                               2006      2005
                                                               ----      ----
                                                                  (000's)
Change in benefit obligation:
  Benefit obligation, beginning of year                       $ 757     $ 677
  Service cost                                                   71        59
  Interest cost                                                  39        36
  Actuarial gain                                                (78)      (15)
  Benefits paid, excluding expenses                              --        --
                                                              -----     -----
      Benefit obligation, end of year                         $ 789     $ 757
                                                              =====     =====
The plan's funded status was as follows:
  Funded status                                               $(789)    $(757)
  Unrecognized net actuarial gain                                --       194
  Unrecognized prior service cost                                --       310
                                                              -----     -----
      Net amount recognized                                   $(789)    $(253)
                                                              =====     =====
Amounts recognized in the consolidated balance sheets
 as of December 31, 2006 and 2005 consisted of:
  Non-current asset                                           $  --     $  --
  Current liability                                             (38)       --
  Non-current liability                                        (751)     (253)
                                                              -----     -----
      Total                                                   $(789)    $(253)
                                                              =====     =====

                                                               2006      2005
                                                               ----      ----
Weighted average assumptions used to value benefit
 obligations were as follows:
  Discount rate at the end of the year                         5.75%     5.50%
  Health care cost trend rate at the end of the year           9.00%     9.00%

                    PENNICHUCK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net periodic other post-retirement benefit cost included the following components:

                                                     Year Ended December 31,
                                                     -------------------------
                                                      2006      2005      2004
                                                      ----      ----      ----
                                                              $(000's)

  Service cost, benefits earned during the period $ 71 $ 59 $ 51 Interest cost on accumulated post-retirement
   benefit obligation                                   40        36        34
  Amortization of prior service cost                    22        22        22
  Recognized net actuarial loss                          5         6         6
                                                      ----      ----      ----
      Net periodic benefit cost                       $138      $123      $113
                                                      ====      ====      ====

                                                      2006      2005      2004
                                                      ----      ----      ----
Weighted average assumptions used to calculate
 net periodic benefit cost were as follows:
  Discount rate at the beginning of the year          5.50%     5.75%     6.25%
  Health care cost trend rate at the
   beginning of the year                              9.00%     9.00%     9.00%

      The estimated benefit payments for the years after 2006 are as follows:

                                               ($000's)
                                               --------

       2007                                      $ 38
       2008                                        39
       2009                                        54
       2010                                        37
       2011                                        32
       2012-2016                                  407
                                                 ----
                                                 $607
                                                 ====

      The Company adopted SFAS 158 on December 31, 2006. Because the Company is subject to regulation in the state in which it operates, it is required to maintain its accounts in accordance with the regulatory authority's rules and regulations, which may differ from other authoritative accounting pronouncements. In those instances, the Company follows the guidance of SFAS
71. Based on prior regulatory practice, and in accordance with the guidance provided by SFAS 71, the Company recorded an underfunded pension and postretirement obligations, which otherwise would be recognized as Other Comprehensive Income as of December 31, 2006 under SFAS 158, as a Regulatory Asset, and expects to recover those costs in rates charged to customers. The adoption of this standard had no impact on results of operations or cash flows.

                    PENNICHUCK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following table summarizes the effect of adopting SFAS 158 on the Company's Consolidated Balance Sheet as of December 31, 2006.

                                                   Pre-     SFAS 158     Post-
                                                 Adoption   Adoption   Adoption
                                                 --------   --------   --------
                                                            ($000's)

Assets:
  Deferred charges and regulatory assets         $  7,333   $ 2,678    $ 10,011

Liabilities and equity:
  Deferred credits and other reserves             (15,748)   (1,943)    (17,691)
  Accumulated other comprehensive income (loss)       717      (735)        (18)

      In May 2004, the FASB issued Staff Position ("FSP") 106-2, "Accounting Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act'). The Act provides for prescription drug benefits for retirees over the age of 65 under the Medicare Part D program. For employers like the Company, who currently provide retiree medical programs for former employees over the age of 65, there are potential subsidies available which are inherent in the Act. The Act potentially entitles these employers to a direct tax-exempt federal subsidy. This FSP provides guidance on the accounting for the effects of the Act. The guidance indicates that, when an employer initially accounts for the subsidy, the effect on the accumulated post-retirement benefit obligation should be accounted for as an actuarial gain (assuming no plan amendments are made). In addition, since the subsidy would affect the employer's share of its plan's costs, the subsidy is included in measuring the costs of benefits attributable to current service. Therefore, the subsidy should reduce service cost when it is recognized as a component of net periodic post-retirement benefit cost. This FSP became effective on July 1, 2004. The Company has concluded, in consultation with its actuarial service provider, that the adoption of this FSP did not have a material effect on the Company's consolidated financial statements.

                    PENNICHUCK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7--Stock Based Compensation Plans

      In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supersedes Accounting Principals Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company adopted the provisions of SFAS 123R as of January 1, 2006 using the modified prospective transition method, which does not require restatement of prior year results. The resulting impact on the income statement for the year ended December 31, 2006 was approximately $45,000, net of taxes of $30,000. SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized as compensation expense in the financial statements based on their fair value.

      Prior to January 1, 2006, the Company followed APB 25 and the disclosure requirements for SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123" ("SFAS 148") with pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting as defined in SFAS 123 has been applied. The Company's consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of adopting SFAS 123R. The total compensation cost related to non-vested stock option awards are approximately $58,000, net of tax as of December 31, 2006. These costs are expected to be recognized in earnings over 2006, 2007 and 2008.

      The Company provides its officers and key employees incentive and non-qualified options on a discretionary basis pursuant to two stock option plans, the 1995 Stock Option Plan ("1995 Plan") and the 2000 Stock Option Plan ("2000 Plan").

      The 1995 Plan permits the granting of both incentive stock options and non-qualified stock options to employees at a price per share equivalent to the market value at the date of the grant. Options become exercisable immediately following the grant and expire ten years from the date of grant. The number of shares of common stock subject to issuance under the 1995 Plan is 75,000 (200,000 shares after the three-for-two stock split in September 1998 and the four-for-three stock splits in December 2001 and June 2005). At December 31, 2006 and 2005, no further shares were available for future grant under the 1995 Plan.

      The 2000 Plan provides for the granting of both incentive stock options and non-qualified stock options to employees at a price per share equivalent to the market value at the date of the grant. Options generally become exercisable immediately following the grant and expire ten years from the date of grant. The number of shares of common stock subject to issuance under the 2000 Plan is 150,000 (266,667 shares after the four-for-three stock splits in December 2001 and June 2005). At December 31, 2006, 19,629 shares were available for future grant under the 2000 Plan. The Company intends to recommend at its 2007 Annual Meeting of Shareholders that the 2000 Plan be amended and restated to permit the total issuance of 500,000 shares, of which 254,897 would be available for issuance.

      For purposes of calculating the fair value of each stock grant at the date of grant, the Company used the Black Scholes Option Pricing model. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to the stock-based employee compensation for the years ended December 31, 2005 and 2004:

                    PENNICHUCK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                December 31,       December 31,
                                                    2005               2004
                                                ------------       ------------
                                                ($000's, except per share data)

Net income available to common shareholders         $ 477             $1,820
Less:
  Total fair value of stock-based employee
   compensation expense for all awards, net
   of related taxes                                   339                153
                                                    -----             ------
Pro forma net income                                $ 138             $1,667
                                                    =====             ======
Basic net income per share:
  As reported                                       $0.13             $ 0.57
  Pro forma                                         $0.04             $ 0.52

Diluted net income per share:
  As reported                                       $0.13             $ 0.57
  Pro forma                                         $0.04             $ 0.52

      The following table summarizes the activity under the stock option plans for the three-year period ended December 31, 2006. This activity has been adjusted to reflect the four-for-three stock split which was effective on June 1, 2005:

                                                                       Weighted
                                                                       Average
                                           Number of     Price per      Price
                                            Shares        Share       per Share
                                           ---------   ------------   ---------

Options outstanding at December 31, 2003    146,451     $6.09-20.25     $17.65
  Granted                                    33,200           21.24      21.24
  Exercised                                    (267)          11.81      11.81
  Canceled                                       --              --         --
                                            -------     -----------     ------
Options outstanding at December 31, 2004    179,384      6.09-21.24      18.32
  Granted                                   107,433     19.51-19.67      19.60
  Exercised                                 (19,164)     6.09-19.67      14.96
  Canceled                                   (9,333)    20.14-21.24      20.49
                                            -------     -----------     ------
Options outstanding at December 31, 2005    258,320      6.09-21.24      19.02
  Granted                                    40,000           19.00      19.00
  Exercised                                 (65,023)    15.29-21.24      18.74
  Canceled                                   (2,080)    15.29-21.24      19.80
                                            -------     -----------     ------
Options outstanding at December 31, 2006    231,217     $6.09-21.24     $19.09
                                            =======     ===========     ======
Exercisable at December 31, 2004            166,051     $6.09-21.24     $18.34
                                            =======     ===========     ======
Exercisable at December 31, 2005            249,431     $6.09-21.24     $19.00
                                            =======     ===========     ======
Exercisable at December 31, 2006            195,660     $6.09-21.24     $19.07
                                            =======     ===========     ======

                    PENNICHUCK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following table summarizes information about options outstanding and exercisable at December 31, 2006. All amounts have been adjusted to reflect the four-for-three stock split effective June 1, 2005.

                       Options Outstanding                Options Exercisable
           ------------------------------------------   -----------------------
                                            Weighted                  Weighted
                                             Average                   Average
            Number of        Remaining      Exercise     Number of    Exercise
Exercise      Shares     Contractual Life    Price         Shares      Price
  Price    Outstanding      (in years)      per Share   Outstanding   per Share
--------   -----------   ----------------   ---------   -----------   ---------
 $ 6.09          335           0.03           $ 6.09          335       $ 6.09
   7.13          333           1.02             7.13          333         7.13
  11.81        3,738           2.02            11.81        3,738        11.81
  15.29       16,496           4.04            15.29       16,496        15.29
  17.44       20,310           3.02            17.44       20,310        17.44
  19.00       40,000           9.65            19.00       13,333        19.00
  19.51       38,400           8.95            19.51       38,400        19.51
  19.67       52,001           8.08            19.67       43,111        19.67
  20.14       22,535           6.76            20.14       22,535        20.14
  20.25       14,001           5.07            20.25       14,001        20.25
  21.24       23,068           7.07            21.24       23,068        21.24
             -------                                      -------
             231,217                                      195,660
             =======                                      =======

      The weighted average fair value per share of options granted during 2006, 2005, and 2004 was $3.53, $3.43, and $3.57, respectively. The fair value of each option grant is estimated on the date of grant using the following assumptions:

                                            Year Ended December 31,
                                         -----------------------------
                                           2006       2005       2004
                                         -------    -------    -------

      Risk-free interest rate              4.75%      4.01%      3.12%
      Expected dividend yield              3.47%      3.37%      3.04%
      Expected lives                     5 years    5 years    5 years
      Expected volatility                 22.00%     22.00%     24.00%

                    PENNICHUCK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8--Shareholder Rights Plan

      On April 20, 2000, the Company's Board of Directors adopted a Rights Agreement and declared a dividend of one preferred share purchase right ("Right") for each outstanding share of common stock, $1.00 par value. The Rights Agreement was amended by the Board of Directors on July 28, 2006. Each Right entitles the shareholder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $85.00 per share, subject to adjustment. The Rights become exercisable in the event that a person or group acquires, or commences a tender or exchange offer to acquire, more than 15% (as amended from 10% effective August 10, 2006) of the Company's outstanding common stock. In that event, each Right will entitle the holder, other than the acquiring party, to purchase a number of common shares of the Company having a market value equal to two times the Right's exercise price. If the Company is acquired in a merger or other business combination at any time after the Rights become exercisable, the Rights will entitle the holder to purchase a certain number of shares of common stock of the acquiring company having a market value equal to two times the Right's exercise price. The Rights are redeemable by the Company at a redemption price of $.01 per Right at any time before the Rights become exercisable. The Rights will expire on April 19, 2010, unless previously redeemed.

                    PENNICHUCK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9--Commitments and Contingencies

Pending Municipalization Efforts
--------------------------------

      On March 25, 2004, the City of Nashua, New Hampshire (the "City") filed a petition with the New Hampshire Public Utilities Commission (the "New Hampshire PUC") under the New Hampshire utility municipalization statute, NHRSA Ch. 38, seeking to take by eminent domain all of the utility assets of the Company's three utility subsidiaries. Under NHRSA Ch. 38, if the New Hampshire PUC makes a finding that it is in the public interest to do so, a municipality may take the assets of a utility providing service in that municipality. The New Hampshire PUC is also charged with determining the amount of compensation for the assets that it finds is in the public interest for the municipality to take. On January 21, 2005, the New Hampshire PUC issued an order ruling, among other things, that (1) the City does not have the legal authority to pursue a taking of the assets of the two Pennichuck utility subsidiaries that provide no service in Nashua, Pennichuck East Utility, Inc. and Pittsfield Aqueduct Company, Inc. and (2) the City does have the legal authority to pursue a potential taking of all of the assets of Pennichuck Water Works, Inc., subject to a determination by the New Hampshire PUC as to what portion of those assets, if any, it is in the public interest for Nashua to take. Please refer to Note 15 for a discussion of the background of the proceeding, the issues and uncertainties associated with the proceeding, and the possible outcomes of the proceeding.

      As described in Note 15, the eminent domain trial before the New Hampshire PUC began on January 10, 2007 but was subsequently suspended by agreement of the parties to allow the City and Pennichuck to engage in settlement discussions. If a settlement cannot be reached, the hearing has been scheduled to resume in June 2007.

      If the City ultimately is successful in obtaining a determination by the New Hampshire PUC that it should be allowed to take some or all of Pennichuck Water's assets, the City is not required under NHRSA Ch. 38 to complete the taking and could ultimately choose not to proceed with the purchase of the assets. The Company cannot predict the ultimate outcome of these matters. It is possible that, if the acquisition efforts of the City are successful, the financial position of the Company would be materially impacted.

      Prior to the City's filing of its eminent domain case at the New Hampshire PUC, the Company filed a Petition for Declaratory Judgment in New Hampshire Superior Court seeking a determination that the City had waited too long to seek condemnation authority from the New Hampshire PUC after obtaining a public vote on November 26, 2002 regarding municipalization of water utility assets as well as a determination that NHRSA Ch. 38 was unconstitutional on a number of grounds and, later, that the New Hampshire PUC proceeding ultimately filed by the City exceeded the scope of the assets that were properly the subject of an attempted taking by the City under NHRSA Ch. 38. On September 1, 2004, the Superior Court ruled adversely to the Company on a number of these issues, deferred to the New Hampshire PUC with regard to the issue relating to the scope of the assets that the City could seek to acquire, and determined that one of the constitutional claims raised by the Company should be addressed only after the proceeding at the New Hampshire PUC had concluded. On November 16, 2005 the New Hampshire Supreme Court issued a ruling upholding the decision of the Superior Court.

                    PENNICHUCK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      The Town of Pittsfield voted at its town meeting in 2003 to acquire the assets of the Company's Pittsfield subsidiary by eminent domain. In April 2003, the Town notified the Company in writing of the Town's desire to acquire the assets. The Company responded that it did not wish to sell the assets. Thereafter, no further action was taken by the Town until March 2005, when the Town voted to appropriate $60,000 to the eminent domain process. On March 22, 2005, the Company received a letter from the Town reiterating the Town's desire to acquire the assets of the Company's Pittsfield subsidiary, and by letter dated May 10, 2005, the Company responded that it did not wish to sell them. The Company does not have a basis to evaluate whether the Town will actively pursue the acquisition of the Company's Pittsfield assets by eminent domain, but since the date of the Town's letter to the Company the Town has not taken any additional steps required under New Hampshire RSA Chapter 38 to pursue eminent domain.

      The Town of Bedford voted at its town meeting in March 2005 to take by eminent domain the Company's assets within Bedford for purposes of establishing a water utility, and by letter dated April 4, 2005 inquired whether the Company, and any relevant wholly owned subsidiary of the Company, is willing to sell its assets to Bedford. The Company responded by letter dated June 1, 2005, informing the Town that the Company does not wish to sell those assets located in Bedford that are owned by any of its subsidiaries. The Company has not received a response to its letter, and since the date of the Town's letter to the Company the Town has not taken any additional steps required under New Hampshire RSA Chapter 38 to pursue eminent domain.

      The Company cannot predict the ultimate outcome of these matters. It is possible that, if the acquisition efforts of the City and/or the Towns of Pittsfield or Bedford were successful, the financial position of the Company would be materially impacted. No adjustments have been recorded in the accompanying consolidated financial statements for these uncertainties.

Settlement of Regulatory Investigation
--------------------------------------

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

                    PENNICHUCK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      In connection with the settlement of the Bureau and SEC investigations, the Company and Mr. Arel entered into a separate settlement regarding Mr. Arel's claim under a 1994 Insurance Funded Deferred Compensation Agreement with the Company.

Operating Leases
----------------

      The Company leases its corporate office space as well as certain office equipment under operating lease agreements expiring through April 2009. Total rent expense was approximately $251,000, $174,000, and $148,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

      The Company's remaining lease commitments for its corporate office space and leased equipment as of December 31, 2006 are as follows:

                                                Amount
                                               --------
                                               ($000's)

         2007                                    $181
         2008                                     143
         2009                                      51
         2010 and thereafter                       --
                                                 ----
         Total                                   $375
                                                 ====

                    PENNICHUCK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10--Guarantees

      As discussed in Note 4, Southwood holds a 50% interest in four limited liability companies known as HECOP I, HECOP II, HECOP III and HECOP IV, each of which owns land and three of which own a commercial office building, subject to a mortgage note with a local bank. The mortgage note, totaling approximately $9.5 million, which are not included in the accompanying consolidated balance sheets, are each secured by the underlying real property. In addition, Southwood is contingently liable on one-half of the outstanding balances of two of the three outstanding mortgages, and as such, it has issued a guarantee to the mortgagee for its share of the guaranteed indebtedness. At December 31, 2006, Southwood was contingently liable on approximately $3.1 million of mortgage indebtedness associated with the limited liability companies. The Company has assessed these equity investments in accordance with FIN 46(R) "Consolidation of Variable Interest Entities," and has determined that it is not the primary beneficiary of these variable interest entities.

                    PENNICHUCK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11--Supplemental Disclosures on Cash Flow and Non-Cash Items

      Supplemental cash flow information for the three years ended December 31 is presented below:

                                                 2006      2005      2004
                                                ------    ------    ------
                                                         ($000's)
Cash paid during the year for:
  Interest                                      $2,426    $1,952    $1,947
  Income taxes                                      72        62        69

Non-cash items:
  Contributions in aid of construction           2,613     3,358     2,644

                    PENNICHUCK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12--Business Segment Information

      The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to shareholders. The Company's operating activities are grouped into three primary business segments as follows:

      Water utility operations -- Involved in the collection, treatment and distribution of potable water for domestic, industrial, commercial and fire protection service in the City of Nashua and certain surrounding communities in southern and central New Hampshire.

      Real estate operations -- Involved in the ownership, development, management and sale of industrial and residential property in Nashua and Merrimack, New Hampshire.

      Water management services and other--Includes the contract operations and laboratory testing activities of Service Corporation and sundry activities of the Company.

      The following table presents information about the Company's three primary business segments:

                                                 2006        2005        2004
                                               --------    --------    --------
                                                           ($000's)
Operating revenues:
  Water utility operations                     $ 21,974    $ 21,551    $ 19,601
  Real estate operations                            106         206       1,304
  Water management services & other               2,401       2,107       1,987
                                               --------    --------    --------
  Total operating revenues                     $ 24,481    $ 23,864    $ 22,892
                                               ========    ========    ========

Operating income:
  Water utility operations                     $  3,728    $  4,712    $  4,409
  Real estate operations                           (109)        (12)      1,022
  Water management services & other                  34         131         618
                                               --------    --------    --------
      Total operating income                   $  3,653    $  4,831    $  6,049
                                               ========    ========    ========

Purchases of property, plant and equipment:
  Water utility operations                     $ 21,383    $ 10,882    $  5,992
  Real estate operations                             --          --          --
  Water management services & other                  12          --         121
                                               --------    --------    --------
      Total purchases of property, plant
       and equipment                           $ 21,395    $ 10,882    $  6,113
                                               ========    ========    ========

Total assets:
  Water utility operations                     $139,437    $118,626    $ 97,733
  Real estate operations                          2,609       2,375       1,776
  Water management services & other               2,859      12,585       2,618
                                               --------    --------    --------
      Total assets                             $144,905    $133,586    $102,127
                                               ========    ========    ========

                    PENNICHUCK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                      2006      2005      2004
                                                     ------    ------    ------
                                                              ($000's)
Depreciation and amortization expense:
  Water utility operations                           $3,565    $3,237    $3,103
  Real estate operations                                 --        --        --
  Water management services & other                      33        18        14
                                                     ------    ------    ------
      Total depreciation and amortization expense    $3,598    $3,255    $3,117
                                                     ======    ======    ======

      The operating revenues within each business segment are sales to unaffiliated customers. Operating income is defined as segment revenues less operating expenses including allocable parent company expenses attributable to each business segment as shown below.

                                                      2006      2005     2004
                                                     ------    ------    ----
                                                              ($000's)
Allocated parent expenses:
  Water utility operations                           $1,266    $1,178    $832
  Real estate operations                                (21)      (43)     37
  Water management services & other                      66        56      40
                                                     ------    ------    ----
      Total allocated parent expenses                $1,311    $1,191    $909
                                                     ======    ======    ====

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

      Within the water utility business segment, one customer accounted for approximately 8 percent of water utility revenues in 2006. That same customer accounted for approximately 9 percent of water utility revenues in 2005 and 2004. During 2006, 2005, and 2004, the water utility segment recorded approximately $1.8, $1.9, and $1.9 million, respectively, in water revenues which were derived from fire protection and other billings to the City of Nashua. As of December 31, 2006, 2005, and 2004, this customer accounted for approximately 10% of total accounts receivable.

                    PENNICHUCK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13--Asset Retirement Obligations

      The Company has identified the need to materially restore or remove one of its existing dams, which is no longer needed to support water sources for the Company. Based upon studies conducted in cooperation with the State of New Hampshire, it has been determined that this dam will be removed within the next twelve to twenty-four months, restoring the abutting watershed to its original state. As of December 31, 2006, the Company had information available that supported the recording of an asset retirement obligation as the amount of the cost of removal could be reasonable estimated, and the timing and requirements to complete this process were clearly defined and estimable. In accordance with SFAS No. 143, Accounting for Asset Retirement Obligations and Financial Interpretation Number (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations, the Company recorded an asset retirement obligation of $227,000 with a corresponding charge to a regulatory asset. Under SFAS 71, if the cost of this removal can be reasonable determined to be recoverable in future rates, then the offsetting cost relating to this liability can be included in regulatory assets. As of December 31, 2006, approximately $227,000 was included in Other Current Liabilities and Deferred Charges and Other Assets, relating to this asset retirement obligation.

                    PENNICHUCK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14--Quarterly Financial Data (Unaudited)

                                      First      Second       Third      Fourth
                                     Quarter     Quarter     Quarter     Quarter
                                     -------     -------     -------     -------
                                         ($000's, except per share amounts)

Year Ended December 31, 2006
--------------------------------
Revenues                             $5,164      $5,821      $7,366      $ 6,130
Operating Income                        206       1,014       1,687          746
Net income (loss)                      (707)        155         670          452
Earnings (loss) per common share
  Basic                              $(0.17)     $ 0.04      $ 0.16      $  0.11
  Diluted                            $(0.17)     $ 0.04      $ 0.16      $  0.11


Year Ended December 31, 2005
--------------------------------
Revenues                             $4,861      $6,179      $7,012      $ 5,812
Operating Income                         47       1,517       2,002        1,265
Net income (loss)                      (460)        323         592           22
Earnings (loss) per common share
  Basic                              $(0.14)     $ 0.10      $ 0.14      $  0.01
  Diluted                            $(0.14)     $ 0.10      $ 0.14      $  0.01

                    PENNICHUCK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15--Subsequent Events

      On January 16, 2007, the Company and the City announced that they had entered into an agreement to request at least a 120-day suspension of the eminent domain proceedings, including the ongoing hearings then pending before the New Hampshire PUC. The suspension request was unanimously approved by the New Hampshire PUC.

      Pennichuck and the City have agreed to suspend the eminent domain proceedings in order to conduct confidential discussions regarding a possible comprehensive settlement that could involve Nashua's acquisition of some or all of the assets of Pennichuck or one or more of its subsidiaries, or alternatively the shares of Pennichuck stock. Pennichuck and the City have also agreed to seek an extension of the suspension of the New Hampshire PUC proceeding for an additional 60 days or more, subject to New Hampshire PUC approval, if such an extension may facilitate a comprehensive settlement. As part of the suspension agreement, the City made a $250,000 cash payment to Pennichuck in January 2007. There can be no assurance, however, that Pennichuck and the City will be able to negotiate a mutually acceptable settlement.

      On February 15, 2007, Company negotiated a new contract with the union which expires in February 2010. The new contract provides for severance payments under certain circumstances involving a change of control of the Company, as defined. The Company intends to implement similar payments for its non-union workforce.

                    PENNICHUCK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Information regarding the Company's change of accountants from PricewaterhouseCoopers LLP to Beard Miller Company LLP required by Item 304 of Regulation S-K pursuant to Rule 14a-3 will appear under "Relationship With Independent Accountants" in the Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2006. Such information is incorporated by reference into this Form 10-K Report.

      There were no disagreements or other reportable events of the type for which disclosure would be required under Item 304(b) of Regulation S-K.

                    PENNICHUCK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 9A.  CONTROLS AND PROCEDURES

      We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934 under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" as of the end of the period covered by this Form 10-K Report.

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

      Based on their evaluation, the principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Form 10-K Report are effective to provide reasonable assurance that information relating to the Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Beard Miller Company LLP, an independent registered public accounting firm, as stated in their report which is included herein.

      There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


Item 9B.  OTHER INFORMATION

      None.

                                    PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

      Directors and Executive Officers

      Information regarding our directors and executive officers required by this Item will appear under "Election of Directors" and "Corporate Governance, Board and Committee Membership" in our definitive Proxy Statement for our annual meeting of shareholders (the "Proxy Statement") to be held May 3, 2007, which we intend to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2006. Such information is incorporated by reference into this Form 10-K Report.

      Compliance with Section 16(a) of the Exchange Act

      Information about compliance with Section 16(a) of the Exchange Act required by this Item will appear under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2006. Such information is incorporated by reference into this Form 10-K Report.

      Code of Ethics

      Information regarding our code of ethics (the Company's Code of Ethics for Financial Professionals) required by this Item will appear under "Executive Compensation--Code of Ethics for Financial Professionals" in the Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2006. Such information is incorporated by reference into this Form 10-K Report. We intend to satisfy the SEC disclosure requirement regarding amendments to, or waivers from, certain provisions of the Code of Ethics for Financial Professionals by posting such information on our website at www.pennichuck.com.

Item 11.  EXECUTIVE COMPENSATION

      Information about compensation of our named executive officers and related matters required by this Item will appear under "Executive Compensation", "Corporate Governance, Board and Committee Membership" and "Report of the Compensation and Benefits Committee" in the Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2006. Such information is incorporated by reference into this Form 10-K Report.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Information about security ownership of certain beneficial owners and management required by this Item will appear under "General Disclosures - Security Ownership of Certain Beneficial Owners" and "General Disclosures - Security Ownership of Management" in the Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2006. Such information is incorporated by reference into this report. Information regarding securities authorized for issuance under equity compensation plans required by this Item will appear under "Executive Compensation--Equity Compensation Plans" in the Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2005. Such information is incorporated by reference into this Form 10-K Report.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
          INDEPENDENCE

      Information about certain relationships and related transactions required by this Item will appear under "Executive Compensation--Certain Relationships and Related Transactions" in the Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2006. Such information is incorporated by reference into this Form 10-K Report.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

      Information about principal accountant fees and services required by this Item will appear under "Relationship with Independent Accountants--Fees Paid to Independent Accountants" in the Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2006. Such information is incorporated by reference into this Form 10-K Report.

                                    PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

      (a) The following documents are filed as part of this Form 10-K Report:

            (1) The following Consolidated Financial Statements of Pennichuck Corporation and subsidiaries for the year ended December 31, 2006 are included in Part II, Item 8 hereof:

            Report of Independent Registered Public Accounting Firm

            Consolidated Balance Sheets as of
            December 31, 2006 and 2005

            Consolidated Statements of Income for each of the years ended December 31, 2006, 2005 and 2004

            Consolidated Statements of Shareholders' Equity for each of the years ended December 31, 2006, 2005 and 2004

            Consolidated Statement of Comprehensive Income for each of the years ended December 31, 2006, 2005 and 2004

            Consolidated Statements of Cash Flows for each of the years ended December 31, 2006, 2005 and 2004

            Notes to Consolidated Financial Statements

            (2) The following Financial Statement Schedules of Pennichuck Corporation for each of the years 2006, 2005 and 2004 are included in this Form 10-K Report:

            I-Condensed Financial Information of Registrant

            II-Valuation and Qualifying Accounts

      All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

           (3) Exhibit Index:

      The following is a list of exhibits which are either filed or incorporated by reference as part of this annual report on Form 10-K.

Exhibit
Number      Description of Exhibit
-------     -------------------------------------------------------------------

  3.1 Restated Articles of Incorporation of Pennichuck Corporation (filed as Exhibit 3.1 to the Company's 1990 Form 10-K Report and incorporated herein by reference).

  3.2 Articles of Amendment to the Articles of Incorporation of Pennichuck Corporation (filed as Exhibit 3.2 to the Company's 1994 Form 10-KSB Report and incorporated herein by reference).

  3.3 Bylaws of Pennichuck Corporation (filed as Exhibit 99.1 to the Company's 8-K, filed on March 28, 2006 and incorporated herein by reference).

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

  4.7 Amendment to Rights Agreement, effective as of August 15, 2006, by and between Pennichuck Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A12G/A filed with the Securities and Exchange Commission on September 25, 2006).

  10.1 Deferred Compensation Program for Directors of Pennichuck Corporation (filed as Exhibit 10.2 to the Company's 1997 Form 10-KSB Report and incorporated herein by reference).*

  10.2 Loan Agreement dated March 22, 2005 between Pennichuck Corporation and Fleet National Bank, a Bank of America Company (filed as
            Exhibit 10.1 to the Company's Form 8-K filed on March 28, 2005 and incorporated herein by reference).

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

  10.9 2000 Stock Option Plan (Exhibit 4.1 to the Company's Post-Effective Amendment No. 1 to Registration Statement on Form S-8, No. 333-57354, filed on September 17, 2001, and incorporated herein by reference).*

 10.10 Employment Agreement, dated as of October 24, 2006 by and between Duane C. Montopoli and Pennichuck Corporation. (filed as Exhibit
            10.1 to the Company's third quarter 2006 Form 10-Q and incorporated herein by reference).*

 10.11 Amendment Agreement dated March 29, 2004 to Loan Agreement dated April 8, 1998, as amended, between Pennichuck Corporation and Pennichuck East Utility, Inc., as borrowers, The Southwood Corporation and Pennichuck Water Service Corporation as guarantors, and Fleet National Bank (filed as Exhibit 10.18 to the Company's 2004 first quarter Form 10-Q and incorporated herein by reference).

 10.12 Indenture of Lease dated as of April 23, 2004 by and between Pennichuck Water Works, Inc., as lessee and HECOP III, LLC, as lessor (filed as Exhibit 10.19 to the Company's second quarter Form 10-Q and incorporated herein by reference).

 10.13 Employment Agreement between William D. Patterson and Pennichuck Corporation dated January 31, 2005 (filed as Exhibit 10.14 to the Company's 2004 Form 10-K Report and incorporated herein by reference). *

 10.14 Guaranty Agreement between Pennichuck Corporation and Banknorth National Association (filed as Exhibit 10.15 to the Company's 2004 Form 10-K Report and incorporated herein by reference).

 10.15 Amended and Restated Summary of Non-Employee Director Compensation (filed as Exhibit 10.16 to the Company's 2005 Form 10-K and incorporated herein by reference).*

 10.16 Form of Stock Option granted under the 1995 Stock Option Plan (filed as Exhibit 10.18 to the Company's 2004 Form 10-K Report and incorporated herein by reference).*

 10.17 Form of Stock Option granted under the 2000 Stock Option Plan (filed as Exhibit 10.19 to the Company's 2004 Form 10-K Report and incorporated herein by reference).*

 10.18 Employment Agreement by and between Michael C.J. Fallon and Pennichuck Corporation, dated as of January 31, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2005).*

 10.19 Amendment Agreement by and among Pennichuck Corporation, Pennichuck East Utility, Inc., and Fleet National Bank, dated as of April 8, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2005).

 10.20 Master Loan and Trust Agreement by and among the Business Finance Authority of the State of New Hampshire, Pennichuck Water Works, Inc. and the Bank of New York Trust Company, N.A., as trustee, dated as of October 1, 2005 (incorporated by reference to Exhibit
            10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2005).

 10.21 Employment Agreement, dated as of October 3, 2006, by and between Donald L. Ware and Pennichuck Corporation (filed as Exhibit 10.2 to the Company's third quarter 2006 Form 10-Q and incorporated herein by reference).*

 10.22 Employee Retention Agreement, dated as of October 3, 2006, by and between Pennichuck Corporation and Donald L. Ware (filed as Exhibit
            10.3 to the Company's third quarter 2006 Form 10-Q and incorporated herein by reference).*

 10.23 First Amendment to Employment Agreement, dated as of August 18, 2006, amending the Employment Agreement, dated as of January 31, 2005, by and between Pennichuck Corporation and Michael C.J. Fallon (filed as Exhibit 10.4 to the Company's third quarter 2006 Form 10-Q and incorporated herein by reference).*

 10.24 First Amendment to Employment Agreement, dated as of August 18, 2006, amending the Employment Agreement, dated January 31, 2005, by and between Pennichuck Corporation and William D. Patterson (filed as Exhibit 10.5 to the Company's third quarter 2006 Form 10-Q and incorporated herein by reference).*

 10.25 Employee Retention Agreement, dated as of August 18, 2006, by and between Pennichuck Corporation and William D. Patterson (filed as
            Exhibit 10.6 to the Company's third quarter 2006 Form 10-Q and incorporated herein by reference).*

 10.26 Amendment Agreement, dated as of August 31, 2006, by and among Pennichuck Corporation, Pennichuck Water Works, Inc. and Bank of America, N.A. (successor by merger to Fleet National Bank) (filed as Exhibit 10.7 to the Company's third quarter 2006 Form 10-Q and incorporated herein by reference).

 10.27 Amendment Agreement, dated as of August 31, 2006, by and among Pennichuck Corporation, Pennichuck East Utility, Inc. and Bank of America, N.A. (successor by merger to Fleet National Bank) (filed as Exhibit 10.8 to the Company's third quarter 2006 Form 10-Q and incorporated herein by reference).

 10.28 Change of Control Agreement, dated as of October 25, 2006, by and between Pennichuck Corporation and Bonalyn J. Hartley. +*

 10.29 First Amendment to Change of Control Agreement, dated as of February 1, 2007, by and between Pennichuck Corporation and Bonalyn
            J. Hartley. +*

 10.30 Change of Control Agreement, dated as of October 25, 2006, by and between Pennichuck Corporation and Stephen J. Densberger. +*

 10.31 First Amendment to Change of Control Agreement, dated as of February 1, 2007, by and between Pennichuck Corporation and Stephen
            J. Densberger. +*

 10.32 Amendment to Employee Retention Agreement, dated as of December 18, 2006, by and between Pennichuck Corporation and Donald L. Ware. +*

 14 Code of Ethics for Financial Professionals (Filed as Exhibit 14 to the Company's 2003 Form 10-K Report and incorporated herein by reference).

 21 Subsidiaries of Pennichuck Corporation (Filed as Exhibit 21 to the Company's 1997 Form 10-KSB Report and incorporated herein by reference).

 23.1       Consent of Beard Miller Company LLP.+

 23.2       Consent of PricewaterhouseCoopers LLP.+

 31.1 Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.+

 31.2 Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.+

 32.1 Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.+**

 32.2 Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.+**

--------------------
*    Management contract or compensatory plan or arrangement.
+    Filed herewith.
** Certification is not deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. Such certification is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act except to the extent that the registrant specifically incorporates it by reference.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  Pennichuck Corporation (Parent Company Only)
                            Condensed Balance Sheets

                                                        December 31,
                                                     -------------------
                                                      2006        2005
                                                      ----        ----
                                                          ($000's)
ASSETS

Current Assets:
  Cash and cash equivalents                          $ 2,310     $ 3,888
  Short-term investments                                   1       8,000
  Prepaid expenses and other current assets               29          37
                                                     -------     -------
      Total Current Assets                             2,340      11,925

Other assets                                              44          45
Deferred tax asset                                       931         931
Investment in subsidiaries                            42,088      33,366
                                                     -------     -------
      Total Assets                                   $45,403     $46,267
                                                     =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and other current liabilities       $   853     $   631
Shareholders' equity                                  44,550      45,636
                                                     -------     -------
      Total Liabilities and Shareholders' Equity     $45,403     $46,267
                                                     =======     =======

The accompanying notes are an integral part of these financial statements.

                SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

                            Pennichuck Corporation (Parent Company Only)
                                   Condensed Statements of Income

                                                                       Years Ended December 31,
                                                                    -------------------------------
                                                                     2006        2005        2004
                                                                     ----        ----        ----
                                                                               ($000's)
Operating revenues                                                  $    67     $    57     $    55
Operating expenses                                                    2,629       2,549       1,392
                                                                    -------     -------     -------
Operating Loss                                                       (2,562)     (2,492)     (1,337)
Interest & other income                                                 400          50           3
Interest Expense                                                       (230)          -         (52)
                                                                    -------     -------     -------
Loss Before Income Taxes and Equity in Earnings of Subsidiaries      (2,392)     (2,442)     (1,386)
Income Tax Benefit                                                      932         961         549
                                                                    -------     -------     -------
Loss Before Equity in Earnings of Subsidiaries                       (1,460)     (1,481)       (837)
Equity in Earnings of Subsidiaries                                    2,030       1,958       2,657
                                                                    -------     -------     -------
      NET INCOME                                                    $   570     $   477     $ 1,820
                                                                    =======     =======     =======

                            Pennichuck Corporation (Parent Company Only)
                                 Condensed Statements of Cash Flows

                                                                       Year Ended December 31,
                                                                    -------------------------------
                                                                     2006        2005        2004
                                                                     ----        ----        ----
                                                                               ($000's)
OPERATING ACTIVITIES                                                $(1,518)    $(2,310)    $    23
                                                                    -------     -------     -------
INVESTING ACTIVITIES:
Equity Transfer from (to) Subsidiaries                                2,776       2,432       2,064
Net decrease in Property and Equipment and Other Assets                   -            -        647
                                                                    -------     -------     -------
      Total Investing Activities                                      2,776       2,432       2,711
                                                                    -------     -------     -------
FINANCING ACTIVITIES:
Proceeds from issuance of debt                                            -      (5,300)      1,800
Advances (to) from Subsidiaries                                        (352)     (6,780)     (2,171)
Payment of Dividends                                                 (2,776)     (2,432)     (2,064)
Proceeds from Common Equity Offering                                      -      17,397           -
Proceeds from Dividend Reinvestment and Other, net                      292         164          41
                                                                    -------     -------     -------
      Total Financing Activities                                     (2,836)      3,049      (2,394)
(DECREASE) INCREASE IN CASH                                          (1,578)      3,171         340
Cash and cash equivalents at Beginning of Year                        3,888         717         377
                                                                    -------     -------     -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                            $ 2,310     $ 3,888     $   717
                                                                    =======     =======     =======

The accompanying notes are an integral part of these financial statements.

                  Pennichuck Corporation (Parent Company Only)
                    Notes to Condensed Financial Statements


NOTE A--ACCOUNTING POLICIES

      Basis of Presentation. In the parent-company-only financial statements, the Company's investment in its subsidiaries is stated at cost plus equity in undistributed earnings of its subsidiaries. Parent-company-only financial statements should be read in conjunction with the Company's Annual Report to Shareholders for the year ended December 31, 2006.


NOTE B--COMMON DIVIDENDS FROM SUBSIDIARIES

      Common stock cash dividends paid to Pennichuck Corporation by its subsidiaries were as follows:

                                                 2006       2005       2004
                                                 ----       ----       ----
                                                          ($000's)
Pennichuck Water Works, Inc.                    $1,390     $   --     $   --
Pennichuck Water Service Corporation               694         --         --
The Southwood Corporation                          692      2,432      2,064
                                                ------     ------     ------
      TOTAL                                     $2,776     $2,432     $2,064
                                                ======     ======     ======

                              SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                                                                   Balance
                                                   Balance at     Charged to                       at End
                                                   Beginning      Costs and                          of
                                                   of Period       Expenses      Deductions(1)     Period
                                                   ----------     ----------     -------------     -------
                                                                          ($000's)
Allowance for doubtful accounts
    2006                                              $ 37           $103            $ 45           $ 95
    2005                                              $ 37           $ 11            $ 11           $ 37
    2004                                              $ 37           $  6            $  6           $ 37

--------------------
(1)  Amounts include accounts receivable write-offs net of recoveries.

Valuation allowance for deferred tax asset (2)
    2006                                              $ --           $ --            $ --           $ --
    2005                                              $300           $ --            $300           $ --
    2004                                              $300           $ --            $ --           $300

--------------------
(2)  See Note 2 in the Notes to the accompanying Consolidated Financial Statements.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on:

                                       PENNICHUCK CORPORATION

                                       By:      /s/ Duane C. Montopoli
                                            ------------------------------
                                                  Duane C. Montopoli,
                                                  President and Chief
                                                   Executive Officer

      DATE: March 16, 2007

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                  Title                           Date
----------------------------     -----------------------------------------     --------------

/S/ DUANE C. MONTOPOLI           President, Chief Executive Officer and        March 16, 2007
----------------------------     Director (Principal Executive Officer)
    Duane C. Montopoli

/S/ WILLIAM D. PATTERSON         Senior Vice President and Chief               March 16, 2007
----------------------------     Financial Officer (Principal
    William D. Patterson         Financial Officer)

/S/ LARRY D. GOODHUE             Controller (Principal Accounting Officer)     March 16, 2007
----------------------------
    Larry D. Goodhue

/S/ JOSEPH A. BELLAVANCE         Director                                      March 16, 2007
----------------------------
    Joseph A. Bellavance

/S/ STEVEN F. BOLANDER           Director                                      March 16, 2007
----------------------------
    Steven F. Bolander

/S/ MICHELLE L. CHICOINE         Director                                      March 16, 2007
----------------------------
    Michelle L. Chicoine

/S/ ROBERT P. KELLER             Director                                      March 16, 2007
----------------------------
    Robert P. Keller

/S/ JOHN R. KREICK               Director                                      March 16, 2007
----------------------------
    John R. Kreick


/S/ HANNAH M. MCCARTHY           Director                                      March 16, 2007
----------------------------
    Hannah M. McCarthy

/S/ JAMES M. MURPHY              Director                                      March 16, 2007
----------------------------
    James M. Murphy


/S/ MARTHA E. O'NEILL            Director                                      March 16, 2007
----------------------------
    Martha E. O'Neill