Form 10-Q
period 2007-03-31
PENNICHUCK CORP
filed 2007-05-08
CIK 788885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number: 0-18552

PENNICHUCK CORPORATION
(Exact name of registrant as specified in its charter)

New Hampshire	02-0177370
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

25 Manchester Street
Merrimack, New Hampshire	03054
(Address of principal executive offices)	(Zip Code)

(603) 882-5191
(Registrant's telephone number, including area code)

None
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

Yes [X] No [ ]


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
Yes [ ] No [X]

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

Common Stock, $1 Par Value, 4,220,510 shares outstanding as of May 2, 2007


PENNICHUCK CORPORATION AND SUBSIDIARIES
FORM 10-Q
March 31, 2007

CONTENTS

		Page

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited):
	March 31, 2007 and December 31, 2006	4

	Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
	Three months ended March 31, 2007 and 2006	5

	Condensed Consolidated Statements of Cash Flows (Unaudited):
	Three months ended March 31, 2007 and 2006	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7-18

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	19-35

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36

Item 4.	Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults upon Senior Securities	38
Item 4.	Submission of Matters to a Vote of Security Holders	38
Item 5.	Other Information	39
Item 6.	Exhibits	40

	SIGNATURES	41

	CERTIFICATIONS	42-47


PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	March 31, 2007	December 31, 2006

ASSETS
Property, Plant and Equipment, net	$126,769	$124,022

Current Assets:
Cash and cash equivalents	3	2,313
Investments	1	1
Accounts receivable, net of allowance of $86 in 2007
and $95 in 2006	1,709	2,895
Unbilled revenues	2,263	1,996
Materials and supplies, at cost	744	677
Prepaid expenses and other current assets	618	923

Total Current Assets	5,338	8,805

Other Assets:
Deferred land costs	2,208	2,133
Deferred charges and other assets	9,408	9,471
Investment in real estate partnerships	458	474

Total Other Assets	12,074	12,078

TOTAL ASSETS	$144,181	$144,905

SHAREHOLDERS' EQUITY AND LIABILITIES
Shareholders' Equity:
Common stock - $1 par value
Authorized - 11,500,000 shares
Issued - 4,220,667 and 4,215,467 shares, respectively	$4,221	$4,216
Additional paid in capital	32,591	32,488
Retained earnings	7,432	7,966
Accumulated other comprehensive income	6	18
Treasury stock, at cost; 1,202 shares in 2006 and 2005	(138)	(138)

Total Shareholder's Equity	44,112	44,550

Long-term debt, less current portion	47,877	47,696

Current Liabilities:
Current portion of long-term debt	476	474
Notes payable	342	--
Accounts payable	771	1,172
Accrued interest payable	308	588
Other accrued liabilities	2,879	3,333

Total Current Liabilities	4,776	5,567

Deferred Credits and Other Reserves:
Contributions in aid of construction	29,683	29,401
Deferred income taxes	11,180	11,182
Other liabilities and deferred credits	6,553	6,509

Total Deferred Credits and Other Reserves	47,416	47,092

TOTAL SHAREHOLDERS' EQUITY & LIABILITIES	$144,181	$144,905

See notes to condensed consolidated financial statements


PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (UNAUDITED)
(In thousands, except share and per share data)

	For the Three Months Ended

	March 31, 2007	March 31, 2006

Operating Revenues:
Water utility operations	$5,387	$4,589
Water management services	600	511
Real estate operations	4	46
Other	2	18

Total Operating Revenues	5,993	5,164

Operating Expenses:
Water utility operations	4,683	4,387
Water management services	577	472
Real estate operations	50	70
Other	14	29

Total Operating Expenses	5,324	4,958

Operating Income	669	206

Eminent domain-related costs, net	29	(1,046)
Net (loss) earnings from investments accounted for under the equity method	(16)	13
Other income, net	143	15
Allowance for funds used during construction	77	170
Interest income	34	98
Interest expense	(667)	(594)

Income (Loss) Before Provision (Benefit) for Income Taxes	269	(1,138)

Provision (Benefit) for Income Taxes	107	(431)

Net Income (Loss)	162	(707)

Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on derivative instruments	(12)	38

Comprehensive Income (Loss)	$150	$(669)

Income (Loss) per Common Share:
Basic	$.04	$(.17)
Diluted	$.04	$(.17)

Weighted Average Common Shares Outstanding:
Basic	4,217,788	4,191,273
Diluted	4,251,984	4,191,273

Dividends Paid per Common Share	$.165	$.165

See notes to condensed consolidated financial statements.


PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Three Months Ended

	March 31, 2007	March 31, 2006

Operating Activities:
Net income (loss)	$162	$(707)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	948	801
Amortization of deferred investment tax credits	(8)	(8)
Provision for deferred income taxes	6	300
Equity component of allowance for funds used during construction	(48)	(86)
Undistributed loss (earnings) in real estate partnerships	16	(13)
Stock based compensation expense	2	--
Change in other assets and liabilities	110	(1,213)

Net cash provided by (used in) operating activities	1,188	(926)

Investing Activities:
Purchases of property, plant and equipment, including debt component
of allowance for funds used during construction	(3,730)	(3,954)
Decrease in restricted cash	--	2,282
Sales of investment securities	--	8,000
Purchases of investment securities	--	(7,986)
Net change in investment in real estate partnership and deferred land costs	(75)	(76)

Net cash used in investing activities	(3,805)	(1,734)

Financing Activities:
Increase in line of credit, net	342	--
Proceeds from long-term borrowings	598	--
Payments on long-term debt	(419)	(13)
Contributions in aid of construction	391	8
Debt issuance costs	(15)	(7)
Proceeds from issuance of common stock and dividend reinvestment plan	106	83
Dividends paid	(696)	(691)

Net cash provided by (used in) financing activities	307	(620)

Decrease in Cash and Cash Equivalents	(2,310)	(3,280)

Cash and Cash Equivalents at Beginning of Period	2,313	3,891

Cash and Cash Equivalents at End of Period	$3	$611

See notes to condensed consolidated financial statements.


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2007

Note 1 - Background and Summary of Significant Accounting Policies

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

Background:

      These financial statements include the accounts of Pennichuck Corporation and its wholly-owned subsidiaries, Pennichuck Water Works, Inc. ("Pennichuck Water"), Pennichuck East Utility, Inc. ("Pennichuck East"), Pittsfield Aqueduct Company, Inc. ("Pittsfield"), Pennichuck Water Service Corporation (the "Service Corporation") and The Southwood Corporation ("Southwood"). The financial statements also include the accounts of Westwood Park LLC ("Westwood") through February 22, 2006 in which Southwood owned a 60% majority interest. All significant intercompany transactions have been eliminated in consolidation.

Summary of Significant Accounting Policies:

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

      Included in the operating results for the three months ended March 31, 2007 is a $250,000 cash payment received from the City of Nashua pursuant to an agreement with the City to suspend the eminent domain hearings and a $132,000 gain resulting from the sale of a cell tower lease.

      Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The Balance Sheet amounts shown under the December 31, 2006 column have been derived from the audited financial statements of the Company as contained in its Annual Report on Form 10-K filed with the SEC.


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2007

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

(c) Property, Plant and Equipment

The components of property, plant and equipment as of March 31, 2007 and December 31, 2006 were as follows:

	As of

	March 31, 2007	December 31, 2006

	(in thousands)
Property, plant and equipment:
Land	$ 1,098	$ 1,064
Buildings	44,342	25,161
Equipment	110,477	110,474
Intangible plant	662	662
Construction work in progress	4,447	23,436

Total property, plant and equipment	161,026	160,797
Less accumulated depreciation	(34,257)	(36,775)

Property, plant and equipment, net	$126,769	$124,022

(d) Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and demand deposits.

(e) Investments

Investments represent funds held in money market securities. These funds have no restriction and may be used for general corporate purposes.

(f) Concentration of Credit Risks

Financial instruments that subject the Company to credit risk consist primarily of cash and accounts receivable. The Company's cash balances periodically exceed FDIC limits, however are


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2007

invested in financial institutions with investment grade credit ratings. The Company's account receivable balances primarily represent amounts due from the Company's residential, commercial and industrial customers from our water utility operations as well as receivables from our water management services as described in more detail in Note 5 to the condensed consolidated financial statements.

(g) Supplemental Cash Flow Information

      Interest paid was $899,000 and $520,000 for the three months ended March 31, 2007 and 2006, respectively. Income taxes paid were $30,000 and $2,000 for the three months ended March 31, 2007 and 2006, respectively. Non-cash items for the three months ended March 31, 2007 and 2006 included contributions in aid of construction totaling $39,000 and $63,000, respectively.

(h) Deferred Charges and Other Assets

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

	As of

	March 31, 2007	December 31, 2006

Regulatory assets:	(in thousands)
Source development charges	$ 845	$ 856
Miscellaneous studies	1,063	1,201
Sarbanes-Oxley costs	977	896
Prepaid pension	2,247	2,247
Other post-retirement benefits	477	477
Deferred financing costs	2,808	2,831
Other	466	377

Total regulatory assets	8,883	8,885
Franchise fees and other	57	82
Supplemental retirement plan asset	420	420
Filtration grant receivable	48	84

Total deferred charges and other assets	$9,408	$9,471


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2007

      Sarbanes-Oxley costs represent costs incurred relating to the implementation and compliance with year one of Section 404 of the Sarbanes-Oxley Act of 2002. Subject to a prudency review, the New Hampshire Public Utilities Commission ("New Hampshire PUC") has recognized that such costs are recoverable in future rates.

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

(j) Allowance for Funds Used During Construction

      Allowance for funds used during construction ("AFUDC"), recorded in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" represents the estimated debt and equity costs of capital funds necessary to finance the construction of new regulated facilities. AFUDC consists of two components, an interest component and an equity component. AFUDC is capitalized as a component of property, plant and equipment and has been reported separately in the condensed consolidated Statements of Income and Comprehensive Income. The total amounts of AFUDC recorded for the three months ended March 31, 2007 and 2006 are as follows:


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2007

	For the Three Months Ended March 31,

	(in thousands)
	2007	2006

Debt (interest) component	$29	$ 84
Equity component	48	86

Total AFUDC	$77	$170

(k) Earnings Per Share

      We compute earnings per share following the provisions of SFAS No. 128, "Earnings per Share" ("SFAS 128"). Basic net income per share is computed using the weighted-average number of common shares outstanding for a period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding for the period. For the three months ended March 31, 2007 and 2006, dilutive potential common shares outstanding consisted of employee stock options.

      The dilutive effect of outstanding stock options is computed using the treasury stock method. Calculations of the basic and diluted net income per common share and potential common shares are as follows:

	For the Three Months Ended March 31,

	2007	2006

	(in thousands, except per share and share data)

Basic earnings (loss) per share	$0.04	$(0.17)
Dilutive effect of unexercised stock options	--	--

Diluted earnings (loss) per share	$0.04	$(0.17)

Numerator:
Basic net income (loss)	$162	$(707)

Diluted net income (loss)	$162	$(707)

Denominator:
Basic weighted average common shares outstanding	4,217,788	4,191,273
Dilutive effect of unexercised stock options	34,196	--

Diluted weighted average common shares outstanding	4,251,984	4,191,273


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2007

(l) Reclassifications

      Certain amounts for the three months ended March 31, 2006 have been reclassified to conform with the 2007 financial statement presentation. These reclassifications had no effect on net income and relate to the reclassification of certain components of operating revenues and operating expenses.

Note 2 - Post Retirement Benefit Plans

Pension Plan

      We sponsor a non-contributory, defined benefit pension plan (the "Plan") that covers substantially all full-time employees. The benefits are formula-based, giving consideration to both past and future service as well as participant compensation levels. Our funding policy is to contribute annually allowable amounts deductible for federal tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. During the three-month periods ended March 31, 2007 and 2006, we contributed $88,000 and $146,000, respectively, to the Plan. We anticipate that we will contribute approximately $492,000 to the Plan in 2007.

      SFAS No. 132R, "Employers' Disclosures about Pension and Other Postretirement Benefits", requires disclosure of the net periodic pension and post-retirement benefit cost. Components of net periodic pension benefit cost were as follows:

	For the Three Months Ended March 31,

	2007	2006
	(in thousands)

Service cost	$114	$72
Interest cost	115	64
Expected return on plan assets	(104)	(60)
Amortization of prior service cost	--	--
Amortization of transition asset	(4)	(2)
Recognized net actuarial loss	30	16

Net periodic benefit cost	$151	$90

Other Post-Employment Benefits

      We also provide post-retirement medical benefits to current and retired employees through separate post-retirement medical plans for its union and non-union employees. These benefits include health insurance coverage and reimbursement of certain Medicare premiums for certain retirees. Additionally, we offer, through a separate plan, post-employment medical benefits for employees who retire prior to their normal retirement age and who have met certain age and service requirements. The benefits under this plan allow continuity of coverage at group rates from the employee's retirement date until the employee becomes eligible for Medicare.


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2007

There were no contributions to these plans during the three months ended March 31, 2007 and 2006. We anticipate that we will not make any contributions for these benefits in 2007.

Components of net periodic post-retirement and post-employment benefit costs were as follows:

	For the Three Months Ended March 31,

	2007	2006

	(in thousands)

Service cost	$29	$29
Interest cost	23	22
Expected return on plan assets	(9)	(9)
Amortization of prior service cost	8	8
Amortization of transition asset	--	--
Recognized net actuarial loss	1	1

Net periodic benefit cost	$52	$51

      The net periodic pension and other post-retirement benefit costs for the first quarter were estimated based on the latest available participant census data. A full actuarial valuation will be completed during the second quarter of 2007. At that time, the cost amounts will be adjusted based on the actuarial study results.

      The Company adopted SFAS 158 on December 31, 2006. Because we are subject to regulation in the state in which we operate, we are required to maintain our accounts in accordance with the regulatory authority's rules and regulations, which may differ from other authoritative accounting pronouncements. In those instances, the Company follows the guidance of SFAS 71. Based on prior regulatory practice, and in accordance with the guidance provided by SFAS 71, the Company recorded an underfunded pension and post-retirement obligations, which otherwise would be recognized as a reduction to accumulated Other Comprehensive Income as of December 31, 2006 under SFAS 158, as a Regulatory Asset, and expects to recover those costs in rates charged to customers. The adoption of this standard had no impact on results of operations or cash flows.

Note 3 - Stock Based Compensation Plans

      We adopted SFAS No. 123R, "Share-Based Payment" as of January 1, 2006. The resulting impact on the Condensed Consolidated Statements of Income and Comprehensive Income for the three-month period ended March 31, 2007 was approximately $1,000, net of income taxes and for the three-month period ended March 31, 2006 was approximately $4,000, net of income taxes.

The Company provides its officers and key employees incentive and non-qualified options on a discretionary basis pursuant to two stock option plans, the 1995 Stock Option Plan ("1995 Plan") and the


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2007

2000 Stock Option Plan ("2000 Plan"). At March 31, 2007, no further shares were available for future grant under the 1995 Plan.

      The 2000 Plan, as amended, provides for the granting of both incentive stock options and non-qualified stock options to employees at a price per share equivalent to the market value at the date of the grant. Options generally become exercisable immediately following the grant and expire ten years from the date of grant. The number of shares of common stock subject to issuance under the 2000 Plan is 150,000 (266,667 shares after the four-for-three stock splits in December 2001 and June 2005). At March 31, 2007, 21,564 shares were available for future grant under the 2000 Plan.

      On May 3, 2007, our shareholders approved an amendment to and restatement of the 2000 Plan. The number of shares of our common stock reserved for issuance under the 2000 Plan was increased from 266,667 to 500,000. Awards may be granted under the amended and restated 2000 Plan until March 9, 2017.

Note 4 - Commitments and Contingencies

Pending Municipalization Efforts

      On March 25, 2004, the City of Nashua, New Hampshire (the "City") filed a petition with the New Hampshire PUC under the New Hampshire utility municipalization statute, NHRSA Ch. 38, seeking to take by eminent domain all of the utility assets of the Company's three utility subsidiaries. Under NHRSA Ch. 38, if the New Hampshire PUC makes a finding that it is in the public interest to do so, a municipality may take the assets of a utility providing service in that municipality. The New Hampshire PUC is also charged with determining the amount of compensation for the assets that it finds is in the public interest for the municipality to take. On January 21, 2005, the New Hampshire PUC issued an order ruling, among other things, that (1) the City does not have the legal authority to pursue a taking of the assets of the two Pennichuck utility subsidiaries that provide no service in Nashua, Pennichuck East Utility, Inc. and Pittsfield Aqueduct Company, Inc. and (2) the City does have the legal authority to pursue a potential taking of all of the assets of Pennichuck Water Works, Inc., subject to a determination by the New Hampshire PUC as to what portion of those assets, if any, is in the public interest for Nashua to take.

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
March 31, 2007

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

      The Town of Bedford voted at its town meeting in March 2005 to take by eminent domain the Company's assets within Bedford for purposes of establishing a water utility, and by letter dated April 4, 2005 inquired whether the Company, and any relevant wholly-owned subsidiary of the Company, is willing to sell its assets to Bedford. The Company responded by letter dated June 1, 2005, informing the


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2007

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

Guarantee of Subsidiary Indebtedness

      Southwood holds a 50% interest in four limited liability companies known as HECOP I, HECOP II, HECOP III and HECOP IV, (the "Joint Ventures") each of which owns land and three of which own a commercial office building, subject to a mortgage note with a local bank. The mortgage note, totaling $9.4 million, which are not included in the accompanying condensed consolidated balance sheets, are each secured by the underlying real property. In addition, Southwood is contingently liable on one-half of the outstanding balances of two of the three outstanding mortgages, and as such, it has issued a guarantee to the mortgagee for its share of the guaranteed indebtedness. These guarantees are in place in the event of a default by the Joint Ventures through the maturity of the underlying mortgages at the end of June 2007. At March 31, 2007, Southwood was contingently liable on $3.1 million of mortgage indebtedness associated with the limited liability companies. The Company has assessed these equity investments in accordance with FIN 46(R) "Consolidation of Variable Interest Entities," and has determined that it is not the primary beneficiary of these variable interest entities.

Note 5 - Business Segment Reporting

The Company's operating activities are grouped into three primary business segments as follows:

      Water utility operations -- Involved in the collection, treatment and distribution of potable water for domestic, industrial, commercial and fire protection service in the City of Nashua and certain surrounding communities in southern and central New Hampshire.

Water management services -- Includes the contract operations and laboratory testing activities of Service Corporation.

Real estate operations -- Involved in the ownership, development, management and sale of industrial and residential property in Nashua and Merrimack, New Hampshire.

      "Other Operating Revenues," "Other Net Income (Loss)" and "Other Total Assets" as listed in the following tables relate to parent company activity which includes primarily eminent domain-related costs and other expenses.


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2007

The following table presents information about the Company's three primary business segments:

	Three Months Ended March 31,

	2007	2006

	(in thousands)

Operating revenues:
Water utility operations	$5,387	$4,589
Water management services	600	511
Real estate operations	4	46
Other	2	18

Total operating revenues	$5,993	$5,164

Net income (loss):
Water utility operations	$101	$(28)
Water management services	15	29
Real estate operations	43	(5)
Other	3	(703)

Total net income (loss)	$162	$(707)

	As of March 31, 2007	As of December 31, 2006

	(in thousands)

Total Assets:
Water utility operations	$140,977	$139,437
Water management services	329	475
Real estate operations	2,668	2,609
Other	207	2,384

Total assets	$144,181	$144,905

Note 6 - New Accounting Pronouncements

      In February 2007, the FASB released SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.


PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2007

Note 7 - Implementation of FIN 48

      On January 1, 2007, we adopted the provisions of FIN 48 - "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109". FIN 48 clarifies and sets forth consistent rules for accounting for uncertain tax positions in accordance with FAS 109, Accounting for Income Taxes.

      As a result of the implementation of FIN 48, we made a review of our portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company's expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, we determined that we had no material uncertain tax positions and, therefore, has we have not recorded unrecognized tax benefits. We do not expect any material changes to our uncertain tax positions through January 1, 2008.

      The Company files income tax returns in the U.S. federal jurisdiction, the State of New Hampshire and the Commonwealth of Massachusetts. The Internal Revenue Service examined the Company's U.S. income tax return for 2003 and concluded its examination with no findings. Open tax years related to state jurisdictions remain subject to examination but are not considered material.

      Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We incurred no such interest and/or penalties during the three months ended March 31, 2007 and 2006.

Note 8 - Subsequent Events

      On April 20, 2007, Pennichuck East requested a permanent rate increase designed to increase annual revenue by $864,000, or 20.92%. Of such amount, Pennichuck East requested that $536,000, or 12.82% be implemented as a temporary rate increase. A hearing has not yet been scheduled by the New Hampshire PUC. The Company anticipates a final order some time in early 2008.

      On April 30, 2007, Pennichuck Water filed with the New Hampshire PUC, pursuant to a settlement reached on March 30, 2007 for a second step adjustment (the "Adjustment") to its annual rates. The Adjustment is designed to recover, among other issues, the costs associated with compliance with the Sarbanes-Oxley Act of 2002. The effective date of the Adjustment is June 1, 2007, and would result in an annual increase in rates of $490,000, or 2.68%. We expect a decision mid-2007. We cannot provide any assurance that this request for rate relief will be approved in whole or in part by the New Hampshire PUC.

In April 2007, Pennichuck Water drew down approximately $1.3 million in additional SRF loans.


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

      We are a non-operating holding company whose income is derived from the earnings of our five wholly-owned subsidiaries. We are engaged primarily in the collection, storage, treatment and distribution of potable water for domestic, industrial, commercial and fire protection service in southern and central New Hampshire through our three utility subsidiaries: Pennichuck Water, Pennichuck East and Pittsfield. Our water utility revenues constituted 90% and 89% of our consolidated revenues in each of the three-month periods ended March 31, 2007 and 2006, respectively. Pennichuck Water, our principal subsidiary which was established in 1852, accounted for 71% and 69% of our consolidated revenues for the three months ended March 31, 2007 and 2006, respectively. Pennichuck Water's franchise area presently includes the City of Nashua, New Hampshire (the "City") and 10 surrounding municipalities.

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

      The businesses of our two other subsidiaries are non-regulated water management services and real estate development and investment. Service Corporation provides various non-regulated water-related monitoring, maintenance, testing and compliance reporting services for water systems for various towns, businesses and residential communities in and around southern and central New Hampshire. Its most significant contracts are with the Town of Hudson, New Hampshire, and the Town of Salisbury, Massachusetts.

      Southwood is actively engaged in real estate planning, development and management of residential, commercial, industrial and retail properties. Historically, most of Southwood's activities were conducted through real estate joint ventures. During the past 10 years, Southwood has participated in


four residential joint ventures with John P. Stabile, II, a local developer. Southwood's earnings have from time to time during that period contributed a significant percentage of our consolidated net income. Southwood's contributions from the sale of real estate have increased the fluctuations in our net income during that period. We expect that Southwood will contribute a smaller proportion of our future consolidated revenues and earnings. During the next several years, Southwood expects to pursue the efficient and orderly liquidation of our land portfolio, and may consider the reinvestment of certain land sale proceeds in income producing properties in order to defer the recognition of taxes.

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

      Forward-looking statements involve risks and uncertainties, and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Such factors include, among other things, whether eminent domain proceedings are successful against some or all of the Company's water utility assets, the success of applications for rate relief, changes in governmental regulations, changes in the economic and business environment that may impact demand for the Company's water and real estate products, changes in capital requirements that may affect the Company's level of capital expenditures, changes in business strategy or plans and fluctuations in weather conditions that impact water consumption. For a complete discussion of our risk factors, see Item 1A, Risk Factors, in our Annual Report on Form 10-K for the period ended December 31, 2006, as updated in Part II, Item 1A, Risk Factors, included in this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

City of Nashua's Ongoing Eminent Domain Proceeding

      The City's Mayor stated his opposition to our proposed merger with Aqua America almost immediately after we announced the proposed merger in April 2002. In January 2003, Nashua residents approved a referendum authorizing the City to pursue the acquisition of our assets by eminent domain or otherwise. In March 2004, as part of the eminent domain process, the City filed a petition with the New Hampshire PUC seeking approval to acquire all of our water utility assets, whether or not related to our Nashua service area. The eminent domain proceeding and potential consequences for us are described elsewhere in this Quarterly Report on Form 10-Q.

      We have vigorously opposed the efforts of the City to acquire our assets by eminent domain and intend to continue to do so, although we have publicly stated our desire to work with the City toward a fair and equitable solution. The New Hampshire PUC commenced a hearing on the merits of the City's


petition in January 2007. As described elsewhere in this Quarterly Report on Form 10-Q, the hearing has been suspended to allow the City and Pennichuck to engage in settlement discussions. If a settlement cannot be reached, the hearing has been scheduled to resume in June 2007. Our eminent domain-related expenses in 2004, 2005 and 2006 were $1.2 million, $2.4 million, and $2.4 million respectively.

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

Recent Developments

      On February 15, 2007, the Company negotiated a new union contract, which expires in February 2010. The new contract provides for severance payments under certain circumstances involving a change of control of the Company, as defined. The Company has also implemented similar payments for its non-union workforce.

      On March 30, 2007, Pennichuck Water reached a settlement with the staff of the New Hampshire PUC regarding Pennichuck Water's request for rate relief. The terms of the settlement provide for an annualized increase in Pennichuck Water's revenues of $5.2 million, or 31.43%. This would replace an annualized temporary increase of $2.4 million, or 14.41%, that has been in effect since July 2006. The New Hampshire Office of Consumer Advocate joined in the settlement.

      Pennichuck Water initiated the rate relief proceeding in June 2006 when it requested an overall increase in its rates that would have resulted in an annualized increase in revenues of $6.1 million, or 36.49%. At that time, Pennichuck Water proposed that the rate relief be considered in two parts - an initial increase of 15.91% and a step increase of 20.58%. In September 2006, the New Hampshire PUC approved a temporary increase of 14.41% for service rendered on and after July 18, 2006. The current proposed settlement includes a permanent increase of 11.07% for service rendered on and after July 18, 2006, plus a step increase of 20.36% for services rendered on and after January 5, 2007. The difference between the temporary increase and the permanent rates ultimately approved by the New Hampshire PUC will be reconciled upon the approval of such permanent rates.

Pennichuck Water's rate settlement with the staff of the New Hampshire PUC is not binding on the New Hampshire PUC, and there can be no assurance that that New Hampshire PUC will approve the


rate relief provided in the settlement. The New Hampshire PUC hearing regarding the rate settlement occurred on April 3, 2007. An order regarding the New Hampshire PUC's determination concerning the rate settlement is expected shortly.

      On April 20, 2007, Pennichuck East requested a permanent rate increase designed to increase annual revenue by $864,000, or 20.92%. Of such amount, Pennichuck East requested that $536,000, or 12.82% be implemented as a temporary rate increase. A hearing has not yet been scheduled by the New Hampshire PUC. The Company anticipates a final order some time in early 2008.

      On April 30, 2007, Pennichuck Water filed with the New Hampshire PUC, pursuant to a settlement reached on March 30, 2007 as discussed above, for a second step adjustment (the "Adjustment") to its annual rates. The Adjustment is designed to recover, among other issues, the costs associated with compliance with the Sarbanes-Oxley Act of 2002. The effective date of the Adjustment is June 1, 2007, and would result in an annual increase in rates of $490,000, or 2.68%. We expect a decision mid-2007. We cannot provide any assurance that this request for rate relief will be approved in whole or in part by the New Hampshire PUC.

      The combined vacancy rate for the Southwood joint venture projects was 41% as of March 31, 2007 as compared to 22% as of March 31, 2006. However, a new lease was executed on April 4, 2007, resulting in a combined vacancy rate of approximately 4%.

Critical Accounting Policies, Significant Estimates and Judgments

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

      Regulatory Accounting. The use of regulatory assets and liabilities as permitted by Statement of Financial Accounting Standards No. 71 ("SFAS 71"), "Accounting for the Effects of Certain Types of Regulation," stipulates generally accepted accounting principles for companies whose rates are established by or are subject to approval by an independent third-party regulator such as the New Hampshire PUC. In accordance with SFAS 71, we defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the rate-making process in a period different from when the costs and credits were incurred. These deferred amounts, both assets and liabilities, are then recognized in the statement of income in the same period that they are reflected in rates charged to our water utilities' customers. In the event that the inclusion in the rate-making process is disallowed, the associated regulatory asset or liability would be adjusted to reflect the change in our assessment or change in regulatory approval.

      We did not defer the costs associated with the terminated merger agreement with Aqua America, the City's ongoing eminent domain proceeding or the SEC and Bureau regulatory investigations and settlements.


      Revenue Recognition. The revenues of our water utility subsidiaries are based on authorized rates approved by the New Hampshire PUC. Estimates of water utility revenues for water delivered to customers but not yet billed are accrued at the end of each accounting period. We read our residential customer meters generally on a quarterly basis and record revenues based on meter reading results. Unbilled revenues from the last meter-reading date to the end of the accounting period are estimated based on historical usage patterns and the effective water rates. The estimate of the unbilled revenue is a management estimate utilizing certain sets of assumptions and conditions. Actual results could differ from those estimates. Accrued unbilled revenues recorded in the accompanying condensed consolidated balance sheets as of March 31, 2007 and 2006 were $2.3 million and $2.0 million, respectively.

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

      As further described in Note 6 to the consolidated financial statements contained in our 2006 Annual Report on Form 10-K, we increased the discount rate effective at December 31, 2006 to 5.75% from 5.5% in 2005 to reflect increases in long-term market interest rates. In determining pension obligation and expense amounts, this and other assumptions may change from period to period, and such changes could result in material changes to recorded pension and PBOP costs and funding requirements. Further, the value of our pension plan assets, which partially consist of equity investments, are subject to fluctuations in market returns which may result in increased or decreased pension expense in future periods. These conditions impacted the funded status of our pension plan at both March 31, 2007 and 2006, and therefore, will also impact pension expense for the remainder of 2007.

      Our pension plan currently meets the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Although we are not required to make contributions to the plan, we anticipate that we will contribute approximately $490,000 to the plan during 2007.

Results of Operations--General

      In this section, we discuss our results of operations for the three months ended March 31, 2007 and 2006 and the factors affecting them. Our operating activities, as discussed in greater detail in Note 5 to the Notes to Condensed Consolidated Financial Statements, are grouped into three primary business segments as follows:


*	Water utility operations;

*	Water management services;

*	Real estate operations; and

*	Other

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

Results of Operations - Three Months Ended March 31, 2007
Compared to Three Months Ended March 31, 2006

      Overview. For the three months ended March 31, 2007, our consolidated net income was $162,000, compared to a net loss of $707,000 for the three months ended March 31, 2006. On a per share basis, basic income per share for the first quarter of 2007 was $.04 as compared to a loss of $.17 per share for the first quarter of 2006. The improvement in consolidated net income for the three months ended March 31, 2007 over 2006 was primarily attributable to an increase in consolidated revenue partially offset by other factors as follows:

Increases in consolidated net income:

*	Eminent domain-related costs less a $250,000 cash payment received from the City of Nashua, netted to approximately zero dollars, as compared to expenses totaling approximately $1 million in 2006;

*	An increase in the water utility operating income of $502,000;

*	A gain of $132,000 from the sale of a cell tower lease in February 2007;

Offsetting decreases in consolidated net income:

*	A decrease in AFUDC in the amount of $93,000 due to the completion, effective January 5, 2007, of the second of three major phases of Pennichuck Water's upgrade to its water treatment plant;

*	An increase in interest expense of $73,000 due to increased long-term borrowings over 2006; and

*	Reduced interest income of $64,000 versus 2006.

      Our consolidated revenues for the three months ended March 31, 2007 were $6.0 million, compared to $5.2 million for the three months ended March 31, 2006. The increase in the Company's combined revenues was primarily attributable to rate relief granted in July 2006 for Pennichuck Water as well as 5.3% combined water utility customer growth, partially offset by declines in average per customer water consumption.


      Water Utility Operations. Our water utility operations include the activities of Pennichuck Water, Pennichuck East and Pittsfield, each of which is regulated by the New Hampshire PUC. On a combined basis, net income of our three utilities for the three months ended March 31, 2007 was $101,000, an increase of $130,000 from 2006. Water utility operating revenues increased by $798,000 as a result of rate increases and customer growth of 5.3%, offset by a decline in water consumption. We believe that the decline in water consumption is primarily attributable to an economic slowdown in the commercial and industrial sectors, changing demographics and conservation measures. The increase in revenues was partially offset by increases in operating expenses.

      Our utility operating revenues increased to $5.4 million for the three months ended March 31, 2007, or 17.4% from 2006. For 2007, 79%, 17%, and 4% of our total utility operating revenues were generated by Pennichuck Water, Pennichuck East, and Pittsfield, respectively, as shown in the following table.

	March 31,

	2007		2006		Change

	(dollars in thousands)
Pennichuck Water	$4,251	79%	$3,572	78%	$679
Pennichuck East	942	17%	907	20%	35
Pittsfield	194	4%	110	2%	84

Total	$5,387	100%	$4,589	100%	$798

      The overall increase in water revenues reflects the rate relief granted in July 2006 for Pennichuck Water as well as a 5.3% increase in the combined utility customer base during the year, resulting in a total combined customer base of approximately 32,400 as of March 31, 2007. This increase was partially offset by a decrease in overall billed consumption of 4.6% compared to 2006. We believe that the decline in consumption is primarily attributable to an economic slowdown in the commercial and industrial sectors, changing demographics and conservation measures.

For the three months ended March 31, 2007, utility operating expenses increased by $336,000, or 7.7%, to $4.7 million as shown in the table below.

	March 31,

	2007	2006	Change

	(in thousands)
Operations & maintenance	$ 3,215	$3,041	$ 174
Depreciation & amortization	841	767	74
Taxes other than income taxes	627	579	48

Total	$ 4,683	$4,387	$ 296


The operations and maintenance expenses of our water utility business include such categories as:

*	water supply, treatment, purification and pumping;

*	transmission and distribution system functions, including repairs and maintenance and meter reading; and

*	engineering, customer service, and general and administrative functions.

The change in our utilities' operating expenses over 2006 was chiefly the result of the following:

*	$11,000 of increased production costs related to Pittsfield;

*	$133,000 of increased transmission and distribution costs relating to repair or replacement of gates, mains, meters and hydrants, supplies, fuel, and labor costs;

*	$47,000 of increased engineering and general and administrative costs primarily relating to costs for employee benefits, property and casualty insurance, and administrative salaries;

*	Increased depreciation and amortization of $74,000 and taxes other than on income of $49,000, principally in our core Pennichuck Water system; and

*	Decreased customer accounting and collection expenses of $18,000 primarily attributed to reduced billing and accounting expense in our core Pennichuck Water system.

      These increased costs are expected to be ongoing in our utilities' future cost of providing water service. As such, our utilities will continue to seek future rate relief to recover these increasing costs.

      For the three months ended March 31, 2007, 114%, 2%, and (16)% of the combined utilities' operating income was provided by Pennichuck Water, Pennichuck East, and Pittsfield, respectively, compared to 88%, 5%, and 7% for the three months ended March 31, 2006. The decrease in the operating income for Pittsfield is the result of increased operating expenses which have not been reflected in rates approved by the New Hampshire PUC.

      Water Management Services. The following table provides a breakdown of revenues from the Company's non-regulated, water management services operations for the three months ended March 31, 2007 and 2006.


	March 31,

	2007	2006	Change

	(in thousands)

Municipal contracts	$394	$306	$ 88
Community system contracts	86	100	(14)
Watertight program	72	66	6
Miscellaneous	48	39	9

Total	$600	$511	$ 89

      Municipal contract revenues increased by $67,000 as a result of two new contracts commencing in 2006: a larger contract for the Town of Barnstable, Massachusetts (Hyannis Water System) in February 2006; and a smaller contract for the Town of Wilton, New Hampshire in May 2006. The combined base fees under Service Corporation's municipal contracts with the Town of Hudson and the Town of Salisbury represent $212,000 and $207,000 for the three months ended March 31, 2007 and 2006, respectively, with the balance of $115,000 and $99,000 representing fees earned for services performed in addition to the base scope of services for 2007 and 2006, respectively.

      Contract revenues from community system contracts for 2007 and 2006 were $86,000 and $100,000 respectively, representing 83 operating contracts at the end of March 2007. The decrease in revenue was primarily attributable to a lower level of unplanned work.

      The decrease in revenue was primarily attributable to a lower level of unplanned work. For the three months ended March 31, 2007 and 2006, Service Corporation revenues included $72,000 and $66,000, respectively, for fees earned under its Watertight program. This program provides maintenance service to residential customers for a fixed annual fee. At the end of March 2007, approximately 4,100 customers were enrolled in this program.

      Operating expenses associated with our contract operations were $577,000 and $472,000 for 2007 and 2006, respectively, comprised primarily of direct costs for servicing our various operating contracts and allocated intercompany charges for general and administrative support for contract operations. The $105,000, or 22.2%, increase in expenses from 2006 to 2007 resulted principally from an increase of $14,000 in maintenance expenses including the new contracts in Hyannis and Wilton, and a $121,000 increase in allocated intercompany charges is due to a change in the methodology that we used to allocate to Service Corporation the cost of the resources provided by the Company and Pennichuck Water. These increases were partially offset by a $31,000 decrease in marketing expenses.

      Real Estate Operations. For the three months ended March 31, 2007, Southwood's total operating revenues were $4,000 compared to $46,000 for the three months ended March 31, 2006. In the table below, we show the major components of Southwood's revenues and equity method earnings/(loss) during the three months ended March 31, 2007 and 2006.


	March 31,

	2007	2006	Change

	(in thousands)
Operating revenues:
Lease income - tower rental	$ 4	$ 4	$ --

Sale of Westwood Park LLC	--	42	(42)

Total operating revenues	$ 4	$46	(42)

Net (loss) earnings from investments
accounted for under the equity method	$(16)	$13	$(29)

      The decrease in our real estate total net revenues resulted from losses attributed to the Company's 50% share of the HECOP entities, and a gain on the sale of Westwood Park LLC that occurred in the three months ended March 31, 2006.

      At March 31, 2007 and 2006, Southwood had a 50% ownership interest in four joint ventures organized as limited liability companies, as discussed in greater detail under "Off Balance Sheet Arrangements" and also under Note 4 in the Notes to Consolidated Financial Statements in our 2006 Annual Report on Form 10-K. The remaining 50% ownership interest in each joint venture is primarily held by John P. Stabile II, a local developer, with whom Southwood has also participated in four residential joint ventures during the past 10 years. Southwood uses the equity method of accounting for its investments in the joint ventures. Consequently, Southwood's investment is adjusted for its share of earnings or losses and for any distributions received from the joint venture.

      For the three months ended March 31, 2007, Southwood's share of pre-tax (loss) from these joint ventures was $(16,000), compared to pre-tax earnings of $13,000 for 2006. The decline in the joint ventures pre-tax earnings resulted primarily from several tenant vacancies in the HECOP II and HECOP III buildings. The combined vacancy rate for the Southwood joint venture projects was 41% as of March 31, 2007 as compared to 22% as of March 31, 2006. However, a new lease was executed on April 4, 2007, resulting in a combined vacancy rate of approximately 4%.

      Southwood's share of pre-tax earnings (loss) is included under "Net earnings (loss) from investments accounted for under the equity method" in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.

      Expenses associated with our real estate operations were $50,000 and $70,000 for the three months ended March 31, 2007 and 2006, respectively. This decrease was primarily attributable to a decrease in salaries and benefits of $8,000, a decrease in intercompany charges of $8,000, and a decrease in general and administrative expenses of $4,000.


      Southwood's operating expenses for the three months ended March 31, 2007 consisted of $19,000 in salaries and benefits, $13,000 for general and administrative costs, and $18,000 in allocated intercompany charges due to Company resources utilized for the planning and development of our existing land portfolio.

      Eminent Domain-Related Income (Costs). Our income (costs) during the first quarter of 2007 in defending against the City's eminent domain proceeding were $29,000 for the three months ended March 31, 2007 as compared to $(1.0) million for the three months ended March 31, 2006. Included in the three months ended March 31, 2007 is a $250,000 cash payment received from the City pursuant to an agreement with the City to suspend the eminent domain hearings as described in Note 15 to the Consolidated Financial Statements in our 2006 Annual Report on Form 10-K. The suspension of the hearings was a significant contributing factor in an $825,000 reduction in eminent domain-related spending. The 2006 costs were primarily attributable to expenses incurred for legal and valuation expert advisory services.

      Other Income. Other income for the three months ended March 31, 2007 and 2006 was $143,000 and $15,000, respectively. The increase of $128,000 is primarily due to the gain on the sale of a cell tower lease in February 2007 in the amount of $132,000.

      Allowance for Funds Used During Construction ("AFUDC"). For the three months ended March 31, 2007 and 2006, the Company recorded AFUDC of $77,000 and $170,000, respectively. The $93,000 decrease is directly attributable to the completion, effective January 5, 2007, of the second of three major phases of Pennichuck Water's upgrade to its water treatment plant.

      Interest Income. For the three months ended March 31, 2007 and 2006, the Company recorded interest income of $34,000 and $98,000, respectively, which primarily relates to interest earned on funds received from our 2005 equity and debt offerings which were temporarily invested in money market securities.

      Interest Expense. For the three months ended March 31, 2007, our consolidated interest expense was $667,000, compared to $594,000 in 2006. The increase was primarily attributable to the issuance of $6 million of debt in October 2006. Interest expense in both years primarily represents interest on long-term indebtedness of the Company and our three regulated water utilities as discussed in Note 3 to the Notes to Consolidated Financial Statements in our 2006 Annual Report on Form 10-K.

      Provision for Income Taxes. For the three months ended March 31, 2007 and 2006, the Company recorded an income tax provision (benefit) of $107,000 and $(431,000), respectively. The effective income tax rate for the respective periods is 39.8% and 37.9%.

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


our outstanding debt obligations, whether pursuant to scheduled sinking fund payments or final maturities.

      For the past several years, cash flows from operations have fluctuated largely based on four factors: (i) weather, (ii) amount and timing of rate increases, (iii) gain recognized on the sale of Southwood land, and (iv) significant costs associated with the City's ongoing eminent domain proceeding.

      2007 to 2009 Capital Expenditures Program. We expect our capital expenditures to remain at greater than historical levels during 2007 through 2009, as discussed elsewhere in this Quarterly Report on Form 10-Q. See "Risk Factors" and "Our Business." The following table summarizes our expected capital expenditures and other funds requirements for the 2007 to 2009 period.

	2007	2008	2009

	(in thousands)
Utility - water treatment plant upgrade	$ 9,580	$ 6,800	$ 3,470
Utility - other plant additions	3,740	10,640	6,150
Other	280	800	950

Total	$13,600	$18,240	$10,570

	2004	2005	2006

	(in thousands)
Utility - water treatment plant upgrade	$1,948	$ 4,224	$14,704
Utility - other plant additions	4,044	6,658	6,679
Other	121	--	12

Total	$6,113	$10,882	$21,395

      We have embarked on a major new construction initiative, the upgrade of our water treatment plant that is necessary in order for the plant to meet more stringent, federally mandated safe drinking water standards. The water treatment plant project construction commenced in the second half of 2005 and is expected to be completed by the spring of 2009. Capital expenditures associated with the water treatment plant upgrade project were $20.9 million for 2004 to 2006 and are expected to be $19.9 million for 2007 to 2009.

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


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

      On October 20, 2005, Pennichuck Water issued an aggregate of $49,485,000 of long-term tax-exempt bonds through the Business Finance Authority (the "Authority") of the State of New Hampshire, consisting of three separate series of bonds (A through C) with coupon rates ranging from 4.7% to 5.0% and a maturity date of October 1, 2035. On the date of issuance of the bonds, the Authority loaned the proceeds of the Series A bonds (totaling $12,125,000) to Pennichuck Water to finance upgrades to its water facilities. The proceeds of the Series B and the Series C bonds totaling $17,865,000 and $19,495,000, respectively, were initially deposited in escrow on the date of issuance which, upon request by Pennichuck Water on October 2, 2006 and October 1, 2007, respectively (or such other dates as Pennichuck Water may request) the proceeds of the Series B bonds or the Series C bonds, as applicable, would be loaned to Pennichuck Water to finance the project. Such amounts were initially held in escrow for the sole benefit of the bondholders with no recourse to us until loaned to Pennichuck Water and hence we did not initially record the associated debt as a long-term liability. We expect to draw these funds as we incur capital expenditures for various water facilities projects, primarily the water treatment plant upgrade project, and record the associated debt as a long-term liability in 2007 and 2008.

      As permitted under the terms of the Master Agreement, Pennichuck Water borrowed, as of October 2, 2006, $6,000,000 of the proceeds of the Series B Bonds to finance a portion of the Project cost. This portion of the Series B Bonds was designated as the "Series B-1 Bonds." The remaining $11,865,000 of the proceeds of the Series B Bonds, designated as the "Series B-2 Bonds," have been re-deposited into an escrow account maintained by The Bank of New York Trust Company, N.A., as escrow agent, until October 1, 2007.

      As stated elsewhere in this Quarterly Report on Form 10-Q, the Company is currently conducting comprehensive settlement discussions with the City of Nashua regarding the ongoing eminent domain dispute. Given the need for the substance of those settlement discussions to remain confidential, the highly uncertain outcome of those discussions, and the likelihood that any settlement would provide for a transaction that would trigger an immediate mandatory redemption of outstanding debt, we do not


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

      We believe these risks are particularly relevant to a portion of the long-term tax-exempt bonds that were issued on our behalf in 2005 through the Authority as described above. Of the initial $49.5 million offering, proceeds totaling $31.4 million have been held in escrow from the date of issuance for the sole benefit of the bondholders. The associated debt is non-recourse to us until the proceeds are loaned to Pennichuck Water. Upon one or more requests by Pennichuck Water, some or all of the proceeds of those bonds will be loaned to Pennichuck Water to finance its water treatment plant upgrade and other certain other capital projects. When Pennichuck Water borrows the bond proceeds, the associated bonds will be remarketed to investors who will be relying on Pennichuck Water as the source of repayment rather than the escrow fund. If, because of the uncertainties described above relating to the eminent domain dispute, Pennichuck Water is unable to, or elects not to, remarket the bonds as debt securities for which Pennichuck Water is liable, it would not be able to borrow any of the bond proceeds then in escrow, and the associated debt would not become Pennichuck Water's obligation. Under these circumstances, we would expect to rely primarily on our bank revolving credit facility to finance Pennichuck Water's water treatment plant upgrade and other capital projects. Our borrowing cost under that credit facility would likely be materially higher than tax-exempt bond financing costs. Borrowings under the credit facility would also reduce our liquidity to meet other obligations.

      In addition to authorizing a tax-exempt bond financing, we have applied and will continue to apply for long-term debt funds directly from the State of New Hampshire under the State's Revolving Fund program (SRF). Funds provided under the SRF loans carry long-term fixed costs at interest rates set with reference to various Municipal Bond Indices, which rates are generally below the rates for comparable U.S. Treasury securities of like maturity. As of March 31, 2007, we had five outstanding SRF loans aggregating $2.9 million. In April 2007, we drew down an additional $1.3 million. Also, we have commenced documentation for our sixth SRF loan, a proposed $2.5 million commitment to fund a portion of certain Pittsfield capital improvements. We expect to have a document closing on our sixth SRF loan in the second quarter of 2007 and to begin draw downs later in 2007.

Significant Financial Covenants

      Our $16 million revolving credit facility with Bank of America, which matures June 30, 2009, contains three financial maintenance tests which must be met on a quarterly basis. These maintenance tests are as follows:

(1)	our Fixed Charge Coverage Ratio must exceed 1.2x;
(2)	our Tangible Net Worth must exceed $35.0 million, plus new equity issued subsequent to December 2005; and


(3)	our Funded Debt (less certain cash and short-term investment balances, if any) must not exceed 60% of our Total Capitalization.

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

      Certain covenants in Pennichuck Water's and Pennichuck East's loan agreements as well as our Bank of America revolving credit loan agreement effectively restrict our ability to upstream common dividends from Pennichuck Water and Pennichuck East as well as to pay common dividends to our shareholders. Several of Pennichuck Water's loan agreements contain a covenant that requires Pennichuck Water to maintain a minimum net worth of $4.5 million. At March 31, 2007, Pennichuck Water's net worth was $37.6 million. One of Pennichuck East's loan agreements contains a covenant that requires Pennichuck East to maintain a minimum net worth of $1.5 million. At March 31, 2007, Pennichuck East's net worth was $4.6 million.

      As of March 31, 2007, we were in compliance with all of our financial covenants; however our ability to incur additional long-term debt under our interest coverage test is currently limited to relatively small amounts of SRF loans. Our ability to incur significant additional long-term debt and to continue to satisfy these tests depends, among other factors, on receipt of timely and adequate rate relief.

Quarterly Dividends

      One of our primary uses of funds is dividends on our common stock, payable as and when declared by our Board of Directors. We have paid dividends on our common stock each year since 1856. Our current quarterly dividend rate of $.165 per share results in an annualized dividend rate of $0.66 per share. On January 29, 2007 we announced that our Board of Directors had declared a quarterly dividend of $.165 per share, payable on March 1, 2007 to our shareholders of record as of February 15, 2007. Such declaration resulted in an aggregate quarterly dividend payment of $695,861 in the first quarter of 2007 compared to an aggregate quarterly dividend payment of $691,417 for the 2006 period. This increase was attributable to the increased number of shares of our common stock outstanding (resulting from our dividend reinvestment and stock purchase plan). On May 3, 2007, we announced that our Board of Directors had declared a quarterly dividend of $.165 per share, payable on June 1, 2007 to our shareholders of record as of May 15, 2007. We expect to continue to pay comparable cash dividends in the future, subject to the terms of our debt agreements, as discussed more fully elsewhere in this Quarterly Report on Form 10-Q.


Off Balance Sheet Arrangements

      At March 31, 2007 and 2006, Southwood had a 50% ownership interest in four joint ventures organized as limited liability companies. The remaining 50% ownership interest in each of the joint ventures is primarily held by John P. Stabile, II, a local developer with whom Southwood has also participated in four other residential joint ventures during the past ten years. The formation of these joint ventures provides Southwood with an opportunity to develop its landholdings in such a manner as to provide for a long-term income stream through commercial rental activities. Additionally, the joint ventures, as legal entities, mitigate the financial risk associated with sole ownership of developed commercial properties by Southwood. The joint ventures, whose assets and liabilities are not included in the accompanying Consolidated Balance Sheets, own certain commercial office buildings on which there are outstanding mortgage notes totaling $9.4 million and $9.7 million as of March 31, 2007 and 2006, respectively. The mortgage notes are each secured by the underlying property. In addition, Southwood is contingently liable on one-half of the outstanding balances of two of the three outstanding mortgages, and as such, it has issued a guarantee to the mortgagee for its share of the guaranteed indebtedness. At March 31, 2007, Southwood was contingently liable on $3.1 million of mortgage indebtedness associated with the limited liability companies. In addition, if either HECOP II or HECOP III defaults on its indebtedness, Southwood's investment in the other HECOP joint venture will be at risk, because each of HECOP II and III has guaranteed the indebtedness of the other. Southwood's investments in HECOP I-III had an aggregate carrying value of $428,000 as of March 31, 2007. Distributions from the joint ventures have from time to time during the past ten years been a significant source of funds to support our dividend payments to shareholders. We account for Southwood's investment in the four current joint ventures using the equity method of accounting, meaning that we recognize on a current basis 50% of each joint venture's operating results. Those results reflect ongoing carrying costs such as maintenance and property taxes. Information about our revenues, expenses and cash flows arising from the joint ventures is included in Note 4 of the Notes to Consolidated Financial Statements contained in our 2006 Annual Report on Form 10-K. The Company has assessed these equity investments in accordance with FIN 46(R) "Consolidation of Variable Interest Entities," and has determined that it is not the primary beneficiary of these variable interest entities.

      In June 2007, $6.0 million of the joint venture mortgage notes mature. We expect this indebtedness to be refinanced. The partnerships are currently considering a variety of refinancing alternatives. As disclosed elsewhere in this Quarterly Report on Form 10-Q, a new lease was executed resulting in a combined vacancy rate of approximately 4%. We expect that there will be an increase of approximately $1.75 million in the total amount of the joint ventures' mortgage notes. A substantial portion of the additional borrowing will finance the new tenant's build out.

      In October 2005, we completed a tax-exempt debt financing with the Business Finance Authority (the "Authority") of the State of New Hampshire. The Authority acts solely as a passive conduit to the tax-exempt bond markets with us acting as the obligor for the associated tax-exempt debt. At March 31, 2007 we had borrowed $18.1 million representing a portion of the $49.5 million offering conducted in October 2005. The remaining $31.4 million was placed in escrow for the sole benefit of bondholders with no recourse to us and hence we have not recorded the associated debt as a long-term liability. We expect to draw these funds as we incur capital expenditures for various water facilities projects, primarily


the water treatment plant upgrade project, and record the associated debt as a long-term liability in 2007 and 2008.

      The Company has one interest rate financial instrument, an interest rate swap, which qualifies as a derivative under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as described in Note 3 of the Notes to Consolidated Financial Statements contained in our 2006 Annual Report on Form 10-K.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our exposure to financial market risk results primarily from fluctuations in interest rates. We are exposed to changes in interest rates primarily from our revolving credit facility which contains variable interest rates. This facility, which includes a total borrowing capacity of $16.0 million, permits us to borrow, repay and re-borrow, in varying amounts and from time to time at its discretion through December 31, 2007. Borrowings under this credit facility bear interest rates ranging from LIBOR plus 1.25% to LIBOR plus 1.75% based on the results of various financial ratios. The applicable margin at March 31, 2007 was 1.75%. Borrowings under our revolving credit facility at March 31, 2007 were $342,000. For the remainder of 2007, we expect to continue to borrow under this facility to fund a portion of our capital improvements program.

      We also have a $4.5 million variable interest rate loan with a bank. The loan, which was originally scheduled to mature in April 2005, was extended to December 31, 2009. In April 2005, we entered into an interest rate swap agreement with the bank which also has a maturity date of December 31, 2009. The purpose of this swap agreement is to mitigate interest rate risks associated with our $4.5 million floating-rate loan. The agreement provides for the exchange of fixed interest rate payments for floating interest rate payment obligations on notional amounts of principal totaling $4.5 million. The floating-rate loan with the bank contains interest rates ranging from LIBOR plus 1.0% to LIBOR plus 1.5% based on the results of various financial ratios. The applicable margin at March 31, 2007 was 1.5% resulting in an interest rate of 6.8%. We designated this interest rate swap as a cash flow hedge against the variable future cash flows associated with the interest payments due on the $4.5 million of notes. The combined effect of its LIBOR-based borrowing formula and the swap produces an "all-in fixed borrowing cost" equal to 6.25%.

      The fair market value of our interest rate swap represents the estimated unrealized cumulative gain upon termination of these agreements based upon current interest rates. Our exposure to interest rate risk has not changed materially from that of December 31, 2006.


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


Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

There were no material changes in legal proceedings during the three months ended March 31, 2007.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


Item 5. OTHER INFORMATION:

      On May 8, 2007, we issued a press release announcing our operating results for the three months ended March 31, 2007. A copy of the press release is attached as Exhibit 99.1 to this Quarterly Report on Form 10-Q. The information contained in Exhibit 99.1 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing with the Securities and Exchange Commission under the Exchange Act of 1934 or the Securities Act of 1933, except as expressly set forth by specific reference in such a filing.


Item 6. EXHIBITS:

Exhibit Number	Exhibit Description

10.1	2007 Executive Officer Bonus Plan dated as of January 29, 2007

31.1	Certification

31.2	Certification

32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release - "Pennichuck Corporation Announces First Quarter 2007 Operating Results" dated May 8, 2007


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Pennichuck Corporation

(Registrant)

Date: May 8, 2007	/s/ Duane C. Montopoli

Duane C. Montopoli, President and
Chief Executive Officer

Date: May 8, 2007	/s/ William D. Patterson

William D. Patterson, Senior Vice
President and Chief Financial Officer
