Form 10-Q/A
period 2007-03-31
PENNICHUCK CORP
filed 2007-05-09
CIK 788885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

25 Manchester Street,
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

Common Stock, $1 Par Value, 4,220,510 shares outstanding as of May 2, 2007

EXPLANATORY NOTE

We are filing this Form 10-Q/A Amendment No. 1 to correct administrative errors in the content of Exhibits 31.1 and 31.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 as filed on May 8, 2007.

Item 6. EXHIBITS:

	Exhibit Number	Exhibit Description

	31.1	Certification

	31.2	Certification

EXHIBIT INDEX

31.1	Certification

31.2	Certification


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Pennichuck Corporation

(Registrant)

Date: May 9, 2007	/S/ DUANE C. MONTOPOLI

Duane C. Montopoli
President and Chief Executive Officer

Date: May 9, 2007	/S/ WILLIAM D. PATTERSON

William D. Patterson
Senior Vice President, Treasurer and Chief Financial Officer
