Form 10-Q
period 2007-06-30
PENNICHUCK CORP
filed 2007-08-07
CIK 788885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

(603) 882-5191
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes  [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]  Accelerated filer [X] Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $1 Par Value, 4,222,744 shares outstanding as of August 2, 2007

PENNICHUCK CORPORATION AND SUBSIDIARIES

FORM 10-Q

June 30, 2007

Page
PART I: FINANCIAL INFORMATION

Item 1.     Financial Statements

3

Condensed Consolidated Balance Sheets (Unaudited):

June 30, 2007 and December 31, 2006

3

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited):

Three and six months ended June 30, 2007 and 2006

4

Condensed Consolidated Statements of Cash Flows (Unaudited):

Six months ended June 30, 2007 and 2006

5

Notes to Condensed Consolidated Financial Statements

6

Note 1 – Background and Summary of Significant Accounting Policies

6

Note 2 – Post Retirement Benefit Plans

10

Note 3 - Stock Based Compensation Plans

12

Note 4 – Commitments and Contingencies

12

Note 5 – Business Segment Reporting

14

Note 6 – New Accounting Pronouncements

15

Note 7 – Implementation of FIN 48

15

Note 8 – Subsequent Events

16

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

17

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

33

Item 4.     Controls and Procedures

34

PART II: OTHER INFORMATION

Item 1.     Legal Proceedings

35

Item 1A.  Risk Factors

35

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

36

Item 3.     Defaults Upon Senior Securities

36

Item 4.     Submission of Matters to a Vote of Security Holders

36

Item 5.     Other Information

37

Item 6.     Exhibits

37

Signatures

38

PART I. FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

PENNICHUCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	June 30,	December 31,
	2007	2006
ASSETS
Property, Plant and Equipment, net	$131,601	$124,160
Current Assets:
Cash and cash equivalents	1,159	2,313
Investments	-	1
Accounts receivable, net of allowance of $85 in 2007 and $95 in 2006	2,340	2,895
Unbilled revenues	3,070	1,996
Materials and supplies, at cost	761	677
Prepaid expenses and other current assets	965	923
Total Current Assets	8,295	8,805
Other Assets:
Deferred land costs	2,329	2,133
Deferred charges and other assets	9,233	9,333
Investment in real estate partnerships	416	474
Total Other Assets	11,978	11,940
TOTAL ASSETS	$151,874	$144,905

SHAREHOLDERS' EQUITY AND LIABILITIES
Shareholders’ Equity:
Common stock - $1 par value
Authorized - 11,500,000 shares
Issued – 4,223,053 and 4,215,467 shares, respectively	$4,223	$4,216
Additional paid in capital	32,666	32,488
Retained earnings	8,084	7,966
Accumulated other comprehensive income	32	18
Treasury stock, at cost; 1,202 shares	(138)	(138)
Total Shareholders’ Equity	44,867	44,550
Long-term debt, less current portion	49,027	47,696
Current Liabilities:
Current portion of long-term debt	675	474
Revolving Line of Credit	2,300	-
Accounts payable	1,210	1,172
Accrued interest payable	581	588
Other accrued liabilities	3,993	3,333
Total Current Liabilities	8,759	5,567
Deferred Credits and Other Reserves:
Contributions in aid of construction	30,544	29,401
Deferred income taxes	11,999	11,182
Other deferred credits and other reserves	6,678	6,509
Total Deferred Credits and Other Reserves	49,221	47,092
TOTAL SHAREHOLDERS’ EQUITY AND LIABILITIES	$151,874	$144,905

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands, except share and per share data)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Operating Revenues:
Water utility operations	$6,526	$5,229	$11,913	$9,818
Water management services	598	549	1,198	1,060
Real estate operations	-	32	4	78
Other	2	11	4	29
Total Operating Revenues	7,126	5,821	13,119	10,985
Operating Expenses:
Water utility operations	4,670	4,245	9,353	8,632
Water management services	567	449	1,144	921
Real estate operations	69	45	119	115
Other	2	68	16	97
Total Operating Expenses	5,308	4,807	10,632	9,765
Operating Income	1,818	1,014	2,487	1,220
Eminent domain-related costs, net	(98)	(594)	(69)	(1,640)
Net loss from investments accounted for under the equity method	(42)	(15)	(58)	(2)
Other income, net	1,130	48	1,273	63
Allowance for funds used during construction	100	247	177	417
Interest income	4	196	38	294
Interest expense	(679)	(674)	(1,346)	(1,268)
Income (Loss) Before Provision (Benefit) for
Income Taxes	2,233	222	2,502	(916)
Provision (Benefit) for Income Taxes	884	67	991	(364)
Net Income (Loss)	1,349	155	1,511	(552)
Other comprehensive income, net of tax:
Unrealized gain on derivative instruments	26	27	14	65
Comprehensive Income (Loss)	$1,375	$182	$1,525	$(487)
Income (Loss) per Common Share:
Basic	$0.32	$0.04	$0.36	$(0.13)
Diluted	$0.32	$0.04	$0.35	$(0.13)
Weighted Average Common Shares Outstanding:
Basic	4,220,894	4,204,472	4,219,350	4,197,909
Diluted	4,271,060	4,233,665	4,261,575	4,197,909

Dividends Paid per Common Share	$0.165	$0.165	$0.330	$0.330

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six months ended
	June 30,	June 30,
	2007	2006
Operating Activities:
Net income (loss)	$1,511	$(552)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,909	1,622
Amortization of deferred investment tax credits	(17)	(17)
Provision for deferred income taxes	13	475
Equity component of allowance for funds used during construction	(108)	(212)
Undistributed loss in real estate partnerships	58	2
Stock based compensation expense	2	-
Changes in other assets and liabilities	1,133	(1,697)
Net cash provided by (used in) operating activities	4,501	(379)

Investing Activities:
Purchases of property, plant and equipment, including debt component of allowance for funds used during construction	(8,410)	(9,369)
Decrease in restricted cash	-	6,225
Sales of investment securities	1	14,000
Purchases of investment securities	-	(11,040)
Net change in investment in real estate partnership and deferred land costs	(196)	(209)
Net cash used in investing activities	(8,605)	(393)

Financing Activities:
Increase in line of credit, net	2,300	-
Proceeds from long-term borrowings	1,964	1,013
Payments on long-term debt	(438)	(92)
Contributions in aid of construction	420	8
Debt issuance costs	(87)	(7)
Proceeds from issuance of common stock and dividend reinvestment plan	183	132
Dividends paid	(1,392)	(1,386)
Net cash provided by (used in) financing activities	2,950	(332)
Decrease in Cash and Cash Equivalents	(1,154)	(1,104)
Cash and Cash Equivalents at Beginning of Period	2,313	3,891
Cash and Cash Equivalents at End of Period	$1,159	$2,787

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2007

Note 1 – Background and Summary of Significant Accounting Policies

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

Background:

These financial statements include the accounts of Pennichuck Corporation and its wholly-owned subsidiaries, Pennichuck Water, Pennichuck East, Pittsfield, the Service Corporation and Southwood. The financial statements also include the accounts of Westwood Park LLC (“Westwood”) through February 22, 2006 in which Southwood owned a 60% majority interest. All significant intercompany transactions have been eliminated in consolidation.

Summary of Significant Accounting Policies:

(a) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (“SEC”) pertaining to interim financial statements.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments as well as the nonrecurring adjustments described in the next two paragraphs) considered necessary for a fair presentation have been included.

Included in the operating results for the six months ended June 30, 2007 is a $250,000 cash payment (pre-tax) received from the City of Nashua (the “City”) pursuant to an agreement with the City to suspend the eminent domain hearings in order to conduct settlement discussions. Included in the operating results for the six months ended June 30, 2007 is an aggregate pre-tax gain of $1.2 million resulting from the sales of eight cell tower leases in February and June 2007.  Of such amount, $1.1 million occurred in the second quarter.

Included in the three and six months ended June 30, 2007, is an unfavorable adjustment to revenues of approximately $166,000 related to the correction of a billing error for the periods 2002 through the first quarter of 2007.  Included in the three and six months ended June 30, 2006, is an unfavorable adjustment to revenues of approximately $160,000 related to the correction of a billing error for 2004, 2005 and the first quarter of 2006.

In our opinion, these adjustments to revenue are immaterial with respect to revenues, operating income and net income, and no prior period restatements were made.

Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  The Balance Sheet amounts shown under the December 31, 2006 column have been derived from the audited financial statements of the Company as contained in its Annual Report on Form 10-K filed with the SEC.

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2007

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

(c) Property, Plant and Equipment

The components of property, plant and equipment as of June 30, 2007 and December 31, 2006 were as follows:

	As of
	June 30,	December 31,
	2007	2006
	(in thousands)
Property, Plant and Equipment:
Land	$1,196	$1,064
Buildings	45,114	25,161
Equipment	111,437	110,474
Intangible plant	822	800
Construction work in progress	7,938	23,436
Total property, plant and equipment	166,507	160,935
Less accumulated depreciation	(34,906)	(36,775)
Property, Plant and Equipment, net	$131,601	$124,160

 (d) Cash and Cash Equivalents

Cash and cash equivalents consists of cash in banks.

(e) Investments

Investments represent funds held in money market securities.  These funds have no restrictions and may be used for general corporate purposes.

(f) Concentration of Credit Risks

Financial instruments that subject the Company to credit risk consist primarily of cash and accounts receivable.  The Company’s cash balances periodically exceed FDIC limits, however, and are invested in financial institutions with investment grade credit ratings.  The Company’s account receivable balances primarily represent amounts due from the Company’s residential, commercial and industrial customers from our water utility operations as well as receivables from our water management services as described in more detail in Note 5 to the condensed consolidated financial statements.

 (g) Supplemental Cash Flow Information

Interest paid was $1.3 million and $1.2 million for the six months ended June 30, 2007 and 2006, respectively.  Income taxes paid were $85,000 and $23,000 for the six months ended June 30, 2007 and 2006, respectively. Non-cash items for the six months ended June 30, 2007 and 2006 included contributions in aid of construction totaling $1.0 million and $86,000, respectively.

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2007

(h) Deferred Charges and Other Assets

Deferred charges include certain regulatory assets and costs of obtaining debt financing. Sarbanes-Oxley costs represent costs incurred relating to the implementation of and compliance with year one of Section 404 of the Sarbanes-Oxley Act of 2002. Regulatory assets are amortized over the periods they are recovered through water rates authorized by the NHPUC. Deferred financing costs are amortized over the term of the related bonds and notes. The Company’s utility subsidiaries have recorded certain regulatory assets in cases where the New Hampshire Public Utilities Commission (“NHPUC”) has permitted, or is expected to permit, recovery of these costs over future periods. Deferred charges and other assets consist of the following:

	As of
	June 30, 2007	December 31, 2006
	(in thousands)
Regulatory assets:
Source development charges	$835	$856
Sarbanes-Oxley costs	928	896
Prepaid pension	2,247	2,247
Other post-retirement benefits	477	477
Deferred financing costs	2,837	2,831
Regulatory Studies and Other	1,345	1,440
Total regulatory assets	8,669	8,747
Franchise fees and other	95	82
Supplemental retirement plan asset	469	420
Filtration grant receivable	-	84
Total deferred charges and other assets	$9,233	$9,333

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

Water management services include contract operations and maintenance, water testing and billing services to municipalities and small, privately owned community water systems.  In accordance with the guidance contained in the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” the Company records revenues for this business segment in one of two ways.  Contract revenues are amounts that are billed and recognized on a monthly recurring basis in accordance with agreed-upon contract rates.  Unplanned additional work is billed and recognized based on time and materials incurred in connection with activities not specifically mentioned, or which exceed levels specifically mentioned, in the contracts.  Time and material charges for unplanned work is accumulated weekly and is billed and recognized on a monthly basis.

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2007

Revenues from real estate operations, other than undistributed earnings or losses from equity method joint ventures, are recorded upon completion of a sale of land parcels which the Company owns in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”).  Excluding the joint ventures, the Company’s real estate holdings are comprised primarily of undeveloped land.

(j) Allowance for Funds Used During Construction

Allowance for funds used during construction (“AFUDC”), recorded in accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” represents the estimated debt and equity costs of capital funds necessary to finance the construction of new regulated facilities. AFUDC consists of two components, an interest component and an equity component. AFUDC is capitalized as a component of property, plant and equipment and has been reported separately in the condensed consolidated Statements of Income and Comprehensive Income. The total amounts of AFUDC recorded for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Debt (interest) component	$40	$121	$69	$205
Equity component	60	126	108	212
Total AFUDC	$100	$247	$177	$417

(k) Earnings Per Share

We compute earnings per share following the provisions of SFAS No. 128, “Earnings per Share” (“SFAS 128”).  Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding for a period.  Diluted net income (loss) per share is computed using the weighted-average number of common and dilutive potential common shares outstanding for the period. For the six months ended June 30, 2007 and 2006, dilutive potential common shares outstanding consisted of employee stock options.

The dilutive effect of outstanding stock options is computed using the treasury stock method.  Calculations of the basic and diluted net income (loss) per common share and potential common shares for the three and six months ended June 30, 2007 and 2006 are as follows:

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2007

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands, except per share and share data)
Basic earnings (loss) per share	$0.32	$0.04	$0.36	$(0.13)
Dilutive effect of unexercised stock options	-	-	(0.01)	-
Dilutive earnings (loss) per share	$0.32	$0.04	$0.35	$(0.13)

Numerator:
Basic net income (loss)	$1,349	$155	$1,511	$(552)
Diluted net income (loss)	$1,349	$155	$1,511	$(552)

Denominator:
Basic weighted average common shares outstanding	4,220,894	4,204,472	4,219,350	4,197,909
Dilutive effect of unexercised stock options	50,166	29,193	42,225	-
Diluted weighted average common shares outstanding	4,271,060	4,233,665	4,261,575	4,197,909

(l) Reclassifications

Certain amounts for the three and six months ended June 30, 2006 have been reclassified to conform with the 2007 financial statement presentation.  These reclassifications had no effect on net income and relate to the reclassification of certain components of operating revenues and operating expenses.

Note 2 – Post Retirement Benefit Plans

Pension Plan

We have a non-contributory, defined benefit pension plan (the “Plan”) that covers substantially all full-time employees. The benefits are formula-based, giving consideration to both past and future service as well as participant compensation levels.  Our funding policy is to contribute annually allowable amounts deductible for federal tax purposes.  Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. During the three months ended June 30, 2007 and 2006, we contributed $113,000 and $77,000, respectively, to the Plan.  During the six months ended June 30, 2007 and 2006, we contributed $201,000 and $223,000, respectively, to the Plan.  We anticipate that we will contribute approximately $492,000 to the Plan in 2007.

SFAS No. 132R, “Employers’ Disclosures about Pension and Other Postretirement Benefits”, requires disclosure of the net periodic pension and post-retirement benefit cost. Components of net periodic pension benefit cost were as follows:

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2007

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)
Service cost	$114	$82	$228	$154
Interest cost	115	92	230	156
Expected return on plan assets	(106)	(82)	(210)	(142)
Amortization of prior service cost	-	-	-	-
Amortization of transition asset	(4)	(4)	(8)	(6)
Recognized net actuarial loss	31	25	61	41
Net periodic benefit cost	$150	$113	$301	$203

Other Post-Employment Benefits

We also have a post-retirement medical benefits program for current and retired employees through separate post-retirement medical plans for its union and non-union employees. These benefits include health insurance coverage and reimbursement of a portion of supplemental premiums for certain retirees.  Additionally, we offer, through a separate plan, post-employment medical benefits for employees who retire prior to their normal retirement age and who have met certain age and service requirements. The benefits under this plan allow continuity of coverage at group rates from the employee’s retirement date until the employee becomes eligible for Medicare.

There were no contributions to these plans during the six months ended June 30, 2007 and 2006. We anticipate that we will not make any contributions for these benefits in 2007.

Components of net periodic post-retirement and post-employment benefit costs were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)
Service cost	$29	$27	$58	$56
Interest cost	24	31	47	53
Expected return on plan assets	(9)	(18)	(18)	(27)
Amortization of prior service cost	9	10	17	18
Amortization of transition asset	-	-	-	-
Recognized net actuarial loss	1	1	2	2
Net periodic benefit cost	$54	$51	$106	$102

The net periodic pension and other post-retirement benefit costs for the first quarter were estimated based on the latest available participant census data.  A full actuarial valuation was completed at the end of the second quarter of 2007; the results of the valuation are still under review, and as such the estimated cost amounts have not been adjusted based on the actuarial study results.

The Company adopted SFAS 158 on December 31, 2006.  Because we are subject to regulation in the state in which we operate, we are required to maintain our accounts in accordance with the regulatory authority’s rules and regulations, which may differ from other authoritative accounting pronouncements.  In those instances, the Company follows the guidance of SFAS 71.  Based on prior regulatory practice, and in accordance with the guidance provided

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2007

by SFAS 71, the Company recorded an underfunded pension and post-retirement obligations, which otherwise would be recognized as a reduction to accumulated Other Comprehensive Income as of December 31, 2006 under SFAS 158, as a Regulatory Asset, and expects to recover those costs in rates charged to customers.  The adoption of this standard had no impact on results of operations or cash flows.

Note 3 - Stock Based Compensation Plans

We adopted SFAS No. 123R, “Share-Based Payment” as of January 1, 2006.  The resulting impact on the Condensed Consolidated Statements of Income and Comprehensive Income for the three-month period ended June 30, 2007 was approximately $14,000, net of income taxes and for the three-month period ended June 30, 2006 was approximately $4,000, net of income taxes. The resulting impact on the Condensed Consolidated Statements of Income and Comprehensive Income for the six-month period ended June 30, 2007 was approximately $15,000, net of income taxes and for the six-month period ended June 30, 2006 was approximately $8,000, net of income taxes.

The Company provides its officers and key employees incentive and non-qualified stock options on a discretionary basis pursuant to two stock option plans, the 1995 Stock Option Plan (“1995 Plan”) and the 2000 Stock Option Plan (“2000 Plan”).  At June 30, 2007, no further shares were available for future grant under the 1995 Plan.

The 2000 Plan, as amended, provides for the granting of both incentive stock options and non-qualified stock options to employees at a price per share equivalent to the market value at the date of the grant. Option grants have varying vesting schedules and expire ten years from the date of grant. Initially, the number of shares of common stock subject to issuance under the 2000 Plan was 150,000 (266,667 shares after the four-for-three stock splits in December 2001 and June 2005).  On May 3, 2007, our shareholders approved an amendment to and restatement of the 2000 Plan.  The number of shares of our common stock reserved for issuance under the 2000 Plan was increased from 266,667 to 500,000. Awards may be granted under the amended and restated 2000 Plan until March 9, 2017.  At June 30, 2007, there were 254,897 shares available for future grant under the 2000 Plan.

Note 4 – Commitments and Contingencies

Pending Municipalization Efforts

On March 25, 2004, the City of Nashua, New Hampshire (the “City”) filed a petition with the NHPUC under the New Hampshire utility municipalization statute, NHRSA Ch. 38, seeking to take by eminent domain all of the utility assets of the Company’s three utility subsidiaries. Under NHRSA Ch. 38, if the NHPUC makes a finding that it is in the public interest to do so, a municipality may take the assets of a utility providing service in that municipality. The NHPUC is also charged with determining the amount of compensation for the assets that it finds is in the public interest for the municipality to take. On January 21, 2005, the NHPUC issued an order ruling, among other things, that (1) the City does not have the legal authority to pursue a taking of the assets of the two Pennichuck utility subsidiaries that provide no service in Nashua, Pennichuck East Utility, Inc. and Pittsfield Aqueduct Company, Inc. and (2) the City does have the legal authority to pursue a potential taking of all of the assets of Pennichuck Water Works, Inc., subject to a determination by the NHPUC as to what portion of those assets, if any, is in the public interest for Nashua to take.

The eminent domain merits hearing before the NHPUC began on January 10, 2007 but was subsequently suspended through July 16, 2007 by agreement of the parties (“Stay Agreement”) to allow the City and Pennichuck to engage in settlement discussions.  On July 16, 2007, the Stay Agreement expired without the parties having reached a settlement of their eminent domain dispute.  The merits hearing has now been scheduled to resume on September 4th and to be completed later in the month.  We do not expect the NHPUC to rule definitively on the City’s petition until the end of 2007 or early 2008.

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2007

 If the City ultimately is successful in obtaining a determination by the NHPUC that it should be allowed to take some or all of Pennichuck Water’s assets, the City is not required under NHRSA Ch. 38 to complete the taking and could ultimately choose not to proceed with the purchase of the assets. The Company cannot predict the ultimate outcome of these matters. It is possible that, if the acquisition efforts of the City are successful, the financial position of the Company would be materially impacted.

Prior to the City’s filing of its eminent domain case at the NHPUC, the Company filed a Petition for Declaratory Judgment in New Hampshire Superior Court seeking a determination that the City had waited too long to seek condemnation authority from the NHPUC after obtaining a public vote on November 26, 2002 regarding municipalization of water utility assets as well as a determination that NHRSA Ch. 38 was unconstitutional on a number of grounds and, later, that the NHPUC proceeding ultimately filed by the City exceeded the scope of the assets that were properly the subject of an attempted taking by the City under NHRSA Ch. 38. On September 1, 2004, the Superior Court ruled adversely to the Company on a number of these issues, deferred to the NHPUC with regard to the issue relating to the scope of the assets that the City could seek to acquire, and determined that one of the constitutional claims raised by the Company should be addressed only after the proceeding at the NHPUC had concluded. On November 16, 2005, the New Hampshire Supreme Court issued a ruling upholding the decision of the Superior Court.

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

The Town of Pittsfield voted at its town meeting in 2003 to acquire the assets of the Company’s Pittsfield subsidiary by eminent domain. In April 2003, the Town notified the Company in writing of the Town’s desire to acquire the assets. The Company responded that it did not wish to sell the assets. Thereafter, no further action was taken by the Town until March 2005, when the Town voted to appropriate $60,000 to the eminent domain process. On March 22, 2005, the Company received a letter from the Town reiterating the Town’s desire to acquire the assets of the Company’s Pittsfield subsidiary, and by letter dated May 10, 2005, the Company responded that it did not wish to sell them. The Company does not have a basis to evaluate whether the Town will actively pursue the acquisition of the Company’s Pittsfield assets by eminent domain, but since the date of the Town’s letter to the Company the Town has not taken any additional steps required under New Hampshire RSA Chapter 38 to pursue eminent domain.

The Town of Bedford voted at its town meeting in March 2005 to take by eminent domain the Company's assets within Bedford for purposes of establishing a water utility, and by letter dated April 4, 2005 inquired whether the Company, and any relevant wholly-owned subsidiary of the Company, is willing to sell its assets to Bedford. The Company responded by letter dated June 1, 2005, informing the Town that the Company does not wish to sell those assets located in Bedford that are owned by any of its subsidiaries. The Company has not received a response to its letter, and since the date of the Town’s letter to the Company the Town has not taken any additional steps required under New Hampshire RSA Chapter 38 to pursue eminent domain.

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2007

The Company cannot predict the ultimate outcome of these matters. It is possible that, if the acquisition efforts of the City and/or the Towns of Pittsfield or Bedford were successful, the financial position of the Company would be materially impacted. No adjustments have been recorded in the accompanying condensed consolidated financial statements for these uncertainties.

Guarantee of Subsidiary Indebtedness

Southwood holds a 50% interest in four limited liability companies known as HECOP I, HECOP II, HECOP III and HECOP IV, (the “Joint Ventures”) each of which owns land and three of which own a commercial office building, subject to a mortgage note with a local bank.  The mortgage notes, totaling $9.4 million, which are not included in the accompanying condensed consolidated balance sheets, are each secured by the underlying real property. In addition, Southwood is contingently liable on one-half of the outstanding balances of two of the three outstanding mortgages, and as such, it has issued a guarantee to the mortgagee for its share of the guaranteed indebtedness.  These guarantees are in place in the event of a default by the Joint Ventures through the maturity of the underlying mortgages.  At June 30, 2007, Southwood was contingently liable on $3.1 million of mortgage indebtedness associated with the limited liability companies.  The maturity date for such indebtedness was extended by the lender from June 27, 2007 to June 27, 2008.  In July 2007, the amount of such indebtedness was increased by $1.4 million, for which Southwood is contingently liable for fifty percent, or $700,000. The proceeds will be utilized to finance a build-out in HECOP III for  a major new tenant.  The Company has assessed these equity investments in accordance with FIN 46(R) “Consolidation of Variable Interest Entities,” and has determined that it is not the primary beneficiary of these variable interest entities.

Note 5 – Business Segment Reporting

The Company’s operating activities are grouped into three primary business segments as follows:

Water utility operations — Involved in the collection, treatment and distribution of potable water for domestic, industrial, commercial and fire protection service in the City of Nashua and certain surrounding communities in southern and central New Hampshire.

Water management services — Includes the contract operations and laboratory testing activities of the Service Corporation.

Real estate operations — Involved in the ownership, development, management and sale of industrial and residential property in Nashua and Merrimack, New Hampshire.

“Other Operating Revenues,” “Other Net Income (Loss)” and “Other Total Assets” as listed in the following tables relate to parent company activity which includes primarily eminent domain-related costs and other expenses.

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2007

The following table presents information about the Company’s three primary business segments:

	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006
	(in thousands)
Operating revenues:
Water utility operations	$6,526	$5,229	$11,913	$9,818
Water management services	598	549	1,198	1,060
Real estate operations	-	32	4	78
Other	2	11	4	29
Total operating revenues	$7,126	$5,821	$13,119	$10,985

Net income (loss):
Water utility operations	$1,501	$488	$1,602	$460
Water management services	20	64	35	93
Real estate operations	(104)	(16)	(61)	(21)
Other	(68)	(381)	(65)	(1,084)
Total net income (loss)	$1,349	$155	$1,511	$(552)

	As of	As of
	June 30, 2007	December 31, 2006
	(in thousands)
Total assets:
Water utility operations	$147,555	$139,437
Water management services	216	475
Real estate operations	2,746	2,609
Other	1,357	2,384
Total assets	$151,874	$144,905

The three and six months ended June 30, 2007 water utility operations net income also benefited from a change in the method of allocating certain overhead and administrative costs between regulated and non-regulated operations.

Note 6 – New Accounting Pronouncements

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair option has been elected will be recognized in earnings at each subsequent reporting date.  SFAS No. 159 is effective for our Company January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

Note 7 – Implementation of FIN 48

On January 1, 2007, we adopted the provisions of FIN 48 – “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”.  FIN 48 clarifies and sets forth consistent rules for accounting for uncertain tax positions in accordance with FAS 109, Accounting for Income Taxes.

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2007

As a result of the implementation of FIN 48, we made a review of our portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48.  In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.  As a result of this review, we determined that we had no material uncertain tax positions and, therefore, we have not recorded unrecognized tax benefits.  We do not expect any material changes to our uncertain tax positions through January 1, 2008.

The Company files income tax returns in the U.S. federal jurisdiction, the State of New Hampshire and the Commonwealth of Massachusetts.  The Internal Revenue Service examined the Company’s U.S. income tax return for 2003 and concluded its examination with no findings.  Open tax years related to state jurisdictions remain subject to examination but are not considered material.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  We incurred no such interest and/or penalties during the six months ended June 30, 2007 and 2006.

Note 8 – Subsequent Events

On July 3, 2007, Pittsfield completed the documentation for an up to $700,000 SRF loan to finance capital expenditures for its Locke Lake system.  Pittsfield anticipates draw downs on such loan to commence later in 2007.

On July 16, 2007, the Service Corporation extended its management agreement with the Town of Salisbury, Massachusetts to provide operations and maintenance services through September 2007.  The Service Corporation is in active discussions with the Town of Salisbury for a new five-year contract.

On July 16, 2007, the Stay Agreement between Pennichuck and the City of Nashua expired without the parties having reached a settlement of their eminent domain dispute.  The eminent domain merits hearing has now been scheduled to resume on September 4th and to be completed later in the month.  We do not expect the NHPUC to rule definitively on the City’s petition until the end of 2007 or early 2008.

Pennichuck East reached a settlement (“Settlement”) with the staff of the NHPUC regarding Pennichuck East’s request for temporary rate relief.  The terms of the Settlement, which will not become effective unless approved by the NHPUC, provide for an annualized increase in Pennichuck East's revenues of approximately $501,000, or 11.99%.   The Settlement is not binding on the NHPUC, and there can be no assurance that that NHPUC will approve the temporary rate relief provided in the Settlement.  The NHPUC conducted a hearing regarding this Settlement on August 7th and an order is expected some time in September.

Pennichuck East filed a permanent rate increase request designed to increase annual revenue by $864,000, or 20.92%.  Pennichuck East anticipates a decision on its permanent rate increase request some time in early 2008.

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

We are a non-operating holding company whose income is derived from the earnings of our five wholly-owned subsidiaries. We are engaged primarily in the collection, storage, treatment and distribution of potable water for domestic, industrial, commercial and fire protection service in southern and central New Hampshire through our three utility subsidiaries: Pennichuck Water, Pennichuck East and Pittsfield. Our water utility revenues constituted 91% and 89% of our consolidated revenues for the six months ended June 30, 2007 and 2006, respectively. Pennichuck Water, our principal subsidiary which was established in 1852, accounted for 74% and 69% of our consolidated revenues for the six months ended June 30, 2007 and 2006, respectively. Pennichuck Water’s franchise area presently includes the City of Nashua, New Hampshire (the “City”) and 10 surrounding municipalities.

Our water subsidiaries are regulated by the New Hampshire Public Utilities Commission (“NHPUC”) and must obtain NHPUC approval to increase their water rates to recover increases in operating expenses and to obtain the opportunity to earn a return on investments in plant and equipment. New Hampshire law provides that utilities are entitled to charge rates which permit them to earn a reasonable return on the cost of the property employed in serving its customers, less accrued depreciation, contributed capital and deferred income taxes (“Rate Base”). The cost of capital permanently employed by a utility in its utility business marks the minimum rate of return which a utility is lawfully entitled to earn on its Rate Base. Capital expenditures associated with complying with federal and state water quality standards have historically been recognized and approved by the NHPUC for inclusion in the Company’s water rates, though there can be no assurance that the NHPUC will approve future rate increases in a timely or sufficient manner to cover the Company’s capital expenditures.

The businesses of our two other subsidiaries are non-regulated water management services and real estate development and investment. The Service Corporation provides various non-regulated water-related monitoring, maintenance, testing and compliance reporting services for water systems for various towns, businesses and residential communities in and around southern and central New Hampshire. Its most significant contracts are with the Town of Hudson, New Hampshire, and the Town of Salisbury, Massachusetts.

Southwood is actively engaged in real estate planning, development and management of residential, commercial, industrial and retail properties. Historically, most of Southwood’s activities were conducted through real estate joint ventures. During the past 10 years, Southwood has participated in four residential joint ventures with John P. Stabile, II, a local developer. Southwood’s earnings have from time to time during that period contributed a significant percentage of our consolidated net income. Southwood’s contributions from the sale of real estate have increased the fluctuations in our net income during that period. We expect that Southwood will contribute a smaller proportion of our future consolidated revenues and earnings. During the next several years, Southwood expects to pursue the efficient and orderly liquidation of our land portfolio, and may consider the reinvestment of certain land sale proceeds in income producing properties in order to defer the recognition of taxes.

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

Forward-looking statements involve risks and uncertainties, and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Such factors include, among other things, whether eminent domain proceedings are successful against some or all of the Company’s water utility assets, the success of applications for rate relief, changes in governmental regulations, changes in the economic and business environment that may impact demand for the Company’s water and real estate products, changes in capital requirements that may affect the Company’s level of capital expenditures, changes in business strategy or plans and fluctuations in weather conditions that impact water consumption. For a complete discussion of our risk factors, see Item 1A, Risk Factors, in our Annual Report on Form 10-K for the period ended December 31, 2006, as updated in Part II, Item 1A, Risk Factors, included in this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

City of Nashua’s Ongoing Eminent Domain Proceeding

The City’s Mayor stated his opposition to our proposed merger with Aqua America almost immediately after we announced the proposed merger in April 2002.  In January 2003, Nashua residents approved a referendum authorizing the City to pursue the acquisition of our assets by eminent domain or otherwise. In March 2004, as part of the eminent domain process, the City filed a petition with the NHPUC seeking approval to acquire all of our water utility assets, whether or not related to our Nashua service area. The eminent domain proceeding and potential consequences for us are described elsewhere in this Quarterly Report on Form 10-Q.

The eminent domain merits hearing before the NHPUC began on January 10, 2007 but was subsequently suspended through July 16, 2007 by agreement of the parties (“Stay Agreement”) to allow the City and Pennichuck to engage in settlement discussions.  On July 16, 2007, the Stay Agreement expired without the parties having reached a settlement of their eminent domain dispute.  The eminent domain merits hearing has now been scheduled to resume on September 4th and to be completed later in the month.  We do not expect the NHPUC to rule definitively on the City’s petition until the end of 2007 or early 2008.

While we have publicly stated our willingness to consider any future comprehensive settlement proposals the City may wish to make, none are currently pending.  We remain vehemently opposed to the City's proposed eminent domain taking of Pennichuck Water assets.  Our net eminent domain-related expenses for the six months ended June 30, 2007 were $69,000 (net of a $250,000 cash payment received from the City of Nashua). We expect such expenses for the second half of 2007 to exceed the amount for the first half of 2007 due to costs to be incurred for the resumption of the merits hearing as described above.

Recent Developments

In May 2007, Southwood and Stabile entered into an agreement with a real estate broker for the sale of 100% of the assets comprising their HECOP I, II, and III joint ventures.  Confidentiality agreements in connection with due diligence activities have been executed with a number of potential purchasers.  Southwood and Stabile anticipate closing this transaction by year-end 2007, however, no assurance can be given as to the terms and conditions of, or timing for completing, this transaction, if at all.

Also, on June 29, 2007, Southwood announced its intention to offer for sale one of its land holdings known as Parcel B.  Parcel B, 27.23 acres, has received all necessary approvals for the phased development of up to 110,000 square feet of commercial office space.  Southwood anticipates closing this transaction by year-end 2007, however, no assurance can be given as to the terms and conditions of, or likelihood of completing, this transaction, if at all.

On July 16, 2007, the Service Corporation extended its management agreement with the Town of Salisbury, Massachusetts to provide operations and maintenance services through September 2007.  The Service Corporation is in active discussions with the Town of Salisbury for a new five-year contract.

Pennichuck East reached a settlement (“Settlement”) with the staff of the NHPUC regarding Pennichuck East’s request for temporary rate relief.  The terms of the Settlement, which will not become effective unless approved by the NHPUC, provide for an annualized increase in Pennichuck East's revenues of approximately $501,000, or 11.99%. The Settlement is not binding on the NHPUC, and there can be no assurance that that NHPUC will approve the temporary rate relief provided in the Settlement.  The NHPUC conducted a hearing regarding this Settlement on August 7th and an order is expected some time in September.

Pennichuck East filed a permanent rate increase request designed to increase annual revenue by $864,000, or 20.92%.  Pennichuck East anticipates a decision on its permanent rate increase request some time in early 2008.

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

Regulatory Accounting. The use of regulatory assets and liabilities as permitted by Statement of Financial Accounting Standards No. 71 (“SFAS 71”), “Accounting for the Effects of Certain Types of Regulation,” stipulates generally accepted accounting principles for companies whose rates are established by or are subject to approval by an independent third-party regulator such as the NHPUC. In accordance with SFAS 71, we defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the rate-making process in a period different from when the costs and credits were incurred. These deferred amounts, both assets and liabilities, are then recognized in the statement of income in the same period that they are reflected in rates charged to our water utilities’ customers. In the event that the inclusion in the rate-making process is disallowed, the associated regulatory asset or liability would be adjusted to reflect the change in our assessment or change in regulatory approval.

We did not defer the costs associated with the terminated merger agreement with Aqua America, the City’s ongoing eminent domain proceeding or the SEC and Bureau regulatory investigations and settlements.

Revenue Recognition. The revenues of our water utility subsidiaries are based on authorized rates approved by the NHPUC. Estimates of water utility revenues for water delivered to customers but not yet billed are accrued at the end of each accounting period. We read our residential customer meters generally on a quarterly basis and record revenues based on meter reading results. Unbilled revenues from the last meter-reading date to the end of the accounting period are estimated based on historical usage patterns and the effective water rates. The estimate of the unbilled revenue is a management estimate utilizing certain sets of assumptions and conditions. Actual results could differ from those estimates. Accrued unbilled revenues recorded in the accompanying condensed consolidated balance sheets as of June 30, 2007 and December 31, 2006 were $3.1 million and $2.0 million, respectively.

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

In accordance with SFAS No. 87, “Employers Accounting for Pensions” (“SFAS 87”) and SFAS No. 106, “Employers Accounting for Post-retirement Benefits Other than Pensions” (“SFAS 106”), changes in pension and post-retirement benefit obligations other than pensions (“PBOP”) associated with these factors may not be immediately recognized as pension and PBOP costs in the statements of income, but generally are recognized in future years over the remaining average service period of the plans’ participants.

As further described in Note 6 to the consolidated financial statements contained in our 2006 Annual Report on Form 10-K, we increased the discount rate effective at December 31, 2006 to 5.75% from 5.5% in 2005 to reflect increases in long-term market interest rates. In determining pension obligation and expense amounts, this and other assumptions may change from period to period, and such changes could result in material changes to recorded pension and PBOP costs and funding requirements. Further, the value of our pension plan assets, which partially consist of equity investments, are subject to fluctuations in market returns which may result in increased or decreased pension expense in future periods. These conditions impacted the funded status of our pension plan at both June 30, 2007 and 2006, and therefore, will also impact pension expense for the remainder of 2007.

Our pension plan currently meets the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Although we are not required to make contributions to the plan, we anticipate that we will contribute approximately $492,000 to the plan during 2007.

Results of Operations—General

In this section, we discuss our results of operations for the six months ended June 30, 2007 and 2006 and the factors affecting them. Our operating activities, as discussed in greater detail in Note 5 to the Notes to Condensed Consolidated Financial Statements, are grouped into primary business segments as follows:

•

Water utility operations;

•

Water management services;

•

Real estate operations; and

•

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

Results of Operations - Three Months Ended June 30, 2007

Compared to Three Months Ended June 30, 2006

Overview.  For the three months ended June 30, 2007, our consolidated net income was $1.3 million, compared to $155,000 for the three months ended June 30, 2006.  On a per share basis, basic income per share for the second quarter of 2007 was $.32 as compared to $.04 per share for the second quarter of 2006.  The increase in consolidated net income of $1.2 million for the three months ended June 30, 2007 over 2006 was primarily attributable to the following factors:

Increases in consolidated net income:

•

A pre-tax gain of $1.1 million from the sale of seven cell tower leases in June 2007;

•

An increase in the water utility operating income of $872,000; and

•

A reduction in eminent domain-related costs of $496,000.

Offsetting decreases in consolidated net income:

•

An increase in the income tax provision of $817,000;

•

Reduced interest income of $192,000;

•

A decrease in AFUDC in the amount of $147,000 due to the completion, effective January 5, 2007, of the second of three major phases of Pennichuck Water’s upgrade to its water treatment plant; and

•

A decrease in non-regulated operating income of $68,000.

Our consolidated revenues for the three months ended June 30, 2007 were $7.1 million, compared to $5.8 million for the three months ended June 30, 2006. The increase in the Company’s combined revenues was primarily attributable to rate relief granted to Pennichuck Water as well as 4.6% combined water utility customer growth.

Water Utility Operations. Our water utility operations include the activities of Pennichuck Water, Pennichuck East and Pittsfield, each of which is regulated by the NHPUC. On a combined basis, net income of our three utilities for the three months ended June 30, 2007 was $1.5 million, an increase of $1.0 million from 2006. Water utility operating revenues increased by $1.3 million as a result of rate increases and customer growth of 4.6%. The increase in revenues was partially offset by increases in operating expenses.

Our utility operating revenues increased to $6.5 million for the three months ended June 30, 2007, or 24.8% over 2006. For 2007, 83%, 14%, and 3% of our total utility operating revenues were generated by Pennichuck Water, Pennichuck East, and Pittsfield, respectively, as shown in the following table.

	Three months ended June 30,
	2007		2006		Change
	(dollars in thousands)
Pennichuck Water	$5,422	83%	$3,994	76%	$1,428
Pennichuck East	912	14%	1,069	21%	(157)
Pittsfield	192	3%	166	3%	26
Total	$6,526	100%	$5,229	100%	$1,297

The overall increase in water revenues reflects the rate relief granted to Pennichuck Water.

On May 25, 2007, the NHPUC issued an order (“Primary Order”) approving the rate settlement in effect between Pennichuck Water, the staff of the NHPUC, and the New Hampshire Office of Consumer Advocate. The Primary Order makes effective an annualized increase in Pennichuck Water's revenues of approximately $5.2 million, or 31.43%, and replaced an annualized temporary increase of $2.4 million, or 14.41%, that was in effect since July 2006.

Pennichuck Water initiated the rate relief proceeding in June 2006 when it requested an overall increase in its rates that would have resulted in an annualized increase in revenues of $6.1 million, or 36.49%. At that time, Pennichuck Water proposed that the rate relief be considered in two parts - an initial increase of 15.91% and a step increase of 20.58%. In September 2006, the NHPUC approved a temporary increase of 14.41% for service rendered on and after July 18, 2006. The Primary Order includes a permanent increase of 11.07% for service rendered on and after July 18, 2006, plus a step increase of 20.36% for services rendered on and after January 5, 2007.  The net amount due to Pennichuck Water from periods predating the Primary Order, including approved rate case expenses, is being billed to customers in equal installments over a nine-month period.

On June 29, 2007, the NHPUC issued an order (“Additional Order”) authorizing Pennichuck Water to increase its permanent rates by 3.07%, resulting in an annualized increase in revenues of approximately $505,000. This rate increase, which is effective for service rendered on and after June 1, 2007, is in addition to the Primary Order described above. The purpose of the Additional Order is to allow Pennichuck Water to recover certain costs, including costs related to Sarbanes-Oxley compliance and higher electricity and chemicals costs at its upgraded water treatment plant in Nashua, New Hampshire.

The combined utility customer base during the year increased 4.6%, resulting in a total combined customer base of approximately 32,600 as of June 30, 2007.

For the three months ended June 30, 2007, utility operating expenses increased by $425,000, or 10.0%, to $4.7 million as shown in the table below.

	Three months ended June 30,
	2007	2006	Change
	(in thousands)
Operations and maintenance	$3,242	$2,956	$286
Depreciation & amortization	849	785	64
Taxes other than income taxes	579	504	75
Total	$4,670	$4,245	$425

The operations and maintenance expenses of our water utility business include such categories as:

•

Water supply, treatment, purification and pumping;

•

Transmission and distribution system functions, including repairs and maintenance and meter reading; and

•

Engineering, customer service, and general and administrative functions.

The change in our utilities’ operating expenses over the same period in 2006 was chiefly the result of the following:

•

$159,000 of increased production costs largely related to Pittsfield;

•

$52,000 of increased transmission and distribution costs relating to repair or replacement of gates, mains, meters and hydrants, supplies, fuel, and labor costs;

•

$83,000 of increased engineering and general and administrative costs primarily relating to costs for employee benefits, property and casualty insurance, and administrative salaries; and

•

Increased depreciation and amortization of $66,000 and taxes other than on income of $73,000, principally in our core Pennichuck Water system.

These increased costs are expected to be ongoing in our utilities’ future cost of providing water service. As such, our utilities will continue to seek future rate relief to recover these increasing costs.

For the three months ended June 30, 2007, 107%, (2)%, and (5)% of the combined utilities’ operating income was provided by Pennichuck Water, Pennichuck East, and Pittsfield, respectively, compared to 74%, 23%, and 3% for the three months ended June 30, 2006.  Operating losses for Pennichuck East and Pittsfield are the result of increased operating expenses that have not been reflected in rates approved by the NHPUC.  Pennichuck East has a rate case pending and Pittsfield expects to file a rate case later in 2007.

Water Management Services.  The following table provides a breakdown of revenues from the Company’s non-regulated, water management services operations for the three months ended June 30, 2007 and 2006.

	Three months ended June 30,
	2007	2006	Change
	(in thousands)
Municipal contracts	$390	$356	$34
Community system contracts	86	75	11
Watertight program	69	84	(15)
Miscellaneous	53	34	19
Total	$598	$549	$49

The combined base fees under the Service Corporation’s municipal contracts represent $276,000 and $277,000 for the three months ended June 30, 2007 and 2006, respectively, with the balance of $114,000 and $79,000 representing fees earned for services performed in addition to the base scope of services for 2007 and 2006, respectively.

Contract revenues from community system contracts for the three months ended June 30, 2007 and 2006 were $86,000 and $75,000 respectively, representing 80 operating contracts at the end of June 2007. The increase in revenue was primarily attributable to increase in contract fees which are increased annually by the CPI Index, offset by the loss of two accounts to a competitor and the acquisition of three accounts by our subsidiary, Pennichuck East.

For the three months ended June 30, 2007 and 2006, the Service Corporation revenues included $69,000 and $84,000, respectively, for fees earned under its Watertight program. This program provides maintenance service to residential customers for a fixed annual fee. At the end of June 2007, approximately 4,100 customers were enrolled in this program.

Operating expenses associated with our contract operations were $567,000 and $448,000 for 2007 and 2006, respectively, comprised primarily of direct costs for servicing our various operating contracts and allocated intercompany charges for general and administrative support for contract operations. The $119,000, or 26.5%, increase in expenses from 2006 to 2007 resulted principally from an increase of $36,000 in maintenance expenses, an increase of $20,000 in marketing expenses, an increase in general and administrative expenses of $5,000, and a $75,000 increase in intercompany charges resulting from a change in the methodology, as well as a change in the level of allocable expenses, for amounts allocated from the Company and Pennichuck Water to the Service Corporation.  These increases were partially offset by a $19,000 decrease in professional fees.

Real Estate Operations. For the three months ended June 30, 2007, Southwood’s total operating revenues were $0 compared to $32,000 for the three months ended June 30, 2006. In the table below, we show the major components of Southwood’s operating revenues and equity method loss during the three months ended June 30, 2007 and 2006.

	Three months ended June 30,
	2007	2006	Change
	(in thousands)
Operating revenues:
Lease income – tower rental	$-	$5	$(5)
Sale of timber	-	27	(27)
Total operating revenues	$-	$32	$(32)
Net loss from investments accounted for under the equity method	$(42)	$(15)	$(27)

The decrease in our real estate operating revenues resulted primarily from the absence of the sale of timber in the three months ended June 30, 2007 compared to that which occurred in the three months ended June 30, 2006.

At June 30, 2007 and 2006, Southwood had a 50% ownership interest in four joint ventures organized as limited liability companies, as discussed in greater detail under “Off Balance Sheet Arrangements” and also under Note 4 in the Notes to Consolidated Financial Statements in our 2006 Annual Report on Form 10-K. The remaining

50% ownership interest in each joint venture is primarily held by John P. Stabile II, a local developer, with whom Southwood has also participated in four residential joint ventures during the past 10 years. Southwood uses the equity method of accounting for its investments in the joint ventures. Consequently, Southwood’s investment is adjusted for its share of earnings or losses and for any distributions received from the joint venture.

For the three months ended June 30, 2007, Southwood’s share of pre-tax loss from these joint ventures was $42,000, compared to pre-tax loss of $15,000 for 2006. The increase in the joint ventures pre-tax loss resulted primarily from several tenant vacancies in the HECOP II and HECOP III buildings.

Southwood’s share of pre-tax loss is included under “Net loss from investments accounted for under the equity method” in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.

Expenses associated with our real estate operations were $69,000 and $45,000 for the three months ended June 30, 2007 and 2006, respectively. This increase of $24,000 was primarily attributable to an inter-company allocation to eminent domain-related costs in 2006.

Southwood’s operating expenses for the three months ended June 30, 2007 consisted of $32,000 in salaries and benefits, $15,000 for general and administrative costs, and $22,000 in allocated intercompany charges due to Company resources utilized for the planning and development of our existing land portfolio.

Eminent Domain-Related Costs. Our costs during the second quarter of 2007 incurred in defending against the City’s eminent domain proceeding were $98,000 as compared to $594,000 for the second quarter of 2006.  The suspension of the hearings was a significant contributing factor in the $496,000 reduction in eminent domain-related spending.  The 2006 costs were primarily attributable to expenses incurred for legal and valuation expert advisory services.

Other Income.  Other income for the three months ended June 30, 2007 and 2006 was $1.1 million and $48,000, respectively.  The increase is due to the gain on the sale of seven cell tower leases in June 2007 in the amount of $1.1 million.  The gain on the sale of cell tower leases is a non-recurring item.

Allowance for Funds Used During Construction (“AFUDC”).  For the three months ended June 30, 2007 and 2006, the Company recorded AFUDC of $100,000 and $247,000, respectively.  The $147,000 decrease is directly attributable to the completion, effective January 5, 2007, of the second of three major phases of Pennichuck Water’s upgrade to its water treatment plant.

Interest Income.  For the three months ended June 30, 2007 and 2006, the Company recorded interest income of $4,000 and $196,000, respectively, which primarily relates to interest earned on funds received from our 2005 equity and debt offerings which were temporarily invested in money market securities.

Interest Expense. For the three months ended June 30, 2007, our consolidated interest expense was $679,000, compared to $674,000 in 2006.  Interest expense in both years primarily represents interest on long-term indebtedness of the Company and our three regulated water utilities as discussed in Note 3 to the Notes to Consolidated Financial Statements in our 2006 Annual Report on Form 10-K.

Provision for Income Taxes.  For the three months ended June 30, 2007 and 2006, the Company recorded an income tax provision of $884,000 and $67,000, respectively.  The effective income tax rate for the respective periods is 39.6% and 30.2%.

Results of Operations - Six Months Ended June 30, 2007

Compared to Six Months Ended June 30, 2006

Overview.  For the six months ended June 30, 2007, our consolidated net income was $1.5 million, compared to a net loss of $552,000 for the six months ended June 30, 2006.  On a per share basis, basic income per share for the first half of 2007 was $.36 as compared to a loss of $.13 per share for the first half of 2006.  The increase in consolidated net income of $2.1 million for the six months ended June 30, 2007 over 2006 was primarily attributable to the following factors.

Increases in consolidated net income:

•

A reduction in eminent domain-related costs, net of a $250,000 cash payment received from the City of Nashua, of $1.6 million;

•

An increase in the regulated water utility operating income of $1.4 million; and

•

A pre-tax gain of $1.2 million from the sale of one cell tower lease in February and seven cell tower leases in June 2007.

Offsetting decreases in consolidated net income:

•

An increase in the income tax provision of $1.4 million;

•

Reduced interest income of $256,000;

•

A decrease in AFUDC in the amount of $240,000 due to the completion, effective January 5, 2007, of the second of three major phases of Pennichuck Water’s upgrade to its water treatment plant;

•

A decrease in non-regulated operating income of $108,000;

•

A decrease in other miscellaneous income of $101,000; and

•

An increase in interest expense of $78,000 due to increased long-term borrowings.

Our consolidated revenues for the six months ended June 30, 2007 were $13.1 million, compared to $11.0 million for the six months ended June 30, 2006. The increase in the Company’s combined revenues was primarily attributable to rate relief granted to Pennichuck Water as well as 4.9% combined water utility customer growth, partially offset by declines in average per customer water consumption.

Water Utility Operations. Our water utility operations include the activities of Pennichuck Water, Pennichuck East and Pittsfield, each of which is regulated by the NHPUC. On a combined basis, net income of our three utilities for the six months ended June 30, 2007 was $1.6 million, an increase of $1.1 million from 2006. Water utility operating revenues increased by $2.1 million as a result of rate increases and customer growth of 4.9%, offset by a decline in water consumption. We believe that the decline in water consumption is primarily attributable to an economic slowdown in the commercial and industrial sectors, changing demographics and conservation measures. The increase in revenues was partially offset by increases in operating expenses.

Our utility operating revenues increased to $11.9 million for the six months ended June 30, 2007, or 21.3% over 2006. For 2007, 81%, 16%, and 3% of our total utility operating revenues were generated by Pennichuck Water, Pennichuck East, and Pittsfield, respectively, as shown in the following table.

	June 30,
	2007		2006		Change
	(dollars in thousands)
Pennichuck Water	$9,674	81%	$7,566	77%	$2,108
Pennichuck East	1,854	16%	1,976	20%	(122)
Pittsfield	385	3%	276	3%	109
Total	$11,913	100%	$9,818	100%	$2,095

The overall increase in water revenues reflects the rate relief granted to Pennichuck Water.

On May 25, 2007, the NHPUC issued an order (“Primary Order”) approving the rate settlement in effect between Pennichuck Water, the staff of the NHPUC, and the New Hampshire Office of Consumer Advocate. The Primary Order makes effective an annualized increase in Pennichuck Water's revenues of approximately $5.2 million, or 31.43%, and replaced an annualized temporary increase of $2.4 million, or 14.41%, that was in effect since July 2006.

Pennichuck Water initiated the rate relief proceeding in June 2006 when it requested an overall increase in its rates that would have resulted in an annualized increase in revenues of $6.1 million, or 36.49%. At that time, Pennichuck Water proposed that the rate relief be considered in two parts - an initial increase of 15.91% and a step increase of 20.58%. In September 2006, the NHPUC approved a temporary increase of 14.41% for service rendered on and after July 18, 2006. The Primary Order includes a permanent increase of 11.07% for service rendered on and after July 18, 2006, plus a step increase of 20.36% for services rendered on and after January 5, 2007.  The net amount due to Pennichuck Water from periods predating the Primary Order, including approved rate case expenses, is being billed to customers in equal installments over a nine-month period.

On June 29, 2007, the NHPUC issued an order (“Additional Order”) authorizing Pennichuck Water to increase its permanent rates by 3.07%, resulting in an annualized increase in revenues of approximately $505,000. This rate increase, which is effective for service rendered on and after June 1, 2007, is in addition to the Primary Order described above. The purpose of the Additional Order is to allow Pennichuck Water to recover certain costs, including costs related to Sarbanes-Oxley compliance and higher electricity and chemicals costs at its upgraded water treatment plant in Nashua, New Hampshire.

The combined utility customer base during the year increased 4.9%, resulting in a total combined customer base of approximately 32,600 as of June 30, 2007.   This increase was partially offset by a decline in water consumption from 2006.  We believe that the decline in consumption is primarily attributable to an economic slowdown in the commercial and industrial sectors, changing demographics and conservation measures.

For the six months ended June 30, 2007, utility operating expenses increased by $721,000, or 8.4%, to $9.4 million as shown in the table below.

	June 30,
	2007	2006	Change
	(in thousands)
Operations and maintenance	$6,456	$5,997	$459
Depreciation & amortization	1,691	1,552	139
Taxes other than income taxes	1,206	1,083	123
Total	$9,353	$8,632	$721

The operations and maintenance expenses of our water utility business include such categories as:

•

Water supply, treatment, purification and pumping;

•

Transmission and distribution system functions, including repairs and maintenance and meter reading; and

•

Engineering, customer service, and general and administrative functions.

The change in our utilities’ operating expenses over 2006 was chiefly the result of the following:

•

$169,000 of increased production costs largely related to Pittsfield;

•

$185,000 of increased transmission and distribution costs relating to repair or replacement of gates, mains, meters and hydrants, supplies, fuel, and labor costs;

•

$130,000 of increased engineering and general and administrative costs primarily relating to costs for employee benefits, property and casualty insurance, and administrative salaries;

•

Increased depreciation and amortization of $141,000 and taxes other than on income of $122,000, principally in our core Pennichuck Water system; and

•

Decreased customer accounting and collection expenses of $26,000 primarily attributed to reduced billing and accounting expense in our core Pennichuck Water system.

These increased costs are expected to be ongoing in our utilities’ future cost of providing water service. As such, our utilities will continue to seek future rate relief to recover these increasing costs.

For the six months ended June 30, 2007, 109%, (1)%, and (8)% of the combined utilities’ operating income was provided by Pennichuck Water, Pennichuck East, and Pittsfield, respectively, compared to 77%, 20%, and 3% for the six months ended June 30, 2006. Operating losses for Pennichuck East and Pittsfield are the result of increased operating expenses which have not been reflected in rates approved by the NHPUC.  Pennichuck East has a rate case pending and Pittsfield expects to file a rate case later in 2007.

Water Management Services.  The following table provides a breakdown of revenues from the Company’s non-regulated, water management services operations for the six months ended June 30, 2007 and 2006.

	Six months ended June 30,
	2007	2006	Change
	(in thousands)
Municipal contracts	$784	$662	$122
Community system contracts	172	175	(3)
Watertight program	141	150	(9)
Miscellaneous	101	73	28
Total	$1,198	$1,060	$138

Municipal contract revenues increased by $52,000 as a result of two new contracts commencing in 2006: a larger contract for the Town of Barnstable, Massachusetts (Hyannis Water System) in February 2006; and a smaller contract for the Town of Wilton, New Hampshire in May 2006.   The combined base fees under the Service Corporation’s municipal contracts with the Town of Hudson and the Town of Salisbury represent $425,000 and $405,000 for the six months ended June 30, 2007 and 2006, respectively, with the balance of $226,000 and $177,000 representing fees earned for services performed in addition to the base scope of services for 2007 and 2006, respectively.

Contract revenues from community system contracts for 2007 and 2006 were $172,000 and $175,000 respectively, representing 80 operating contracts at the end of June 2007. The decrease in revenue was primarily attributable to the loss of two accounts to a competitor and the acquisition of three accounts by our subsidiary, Pennichuck East.

For the six months ended June 30, 2007 and 2006, the Service Corporation revenues included $141,000 and $150,000, respectively, for fees earned under its Watertight program. This program provides maintenance service to residential customers for a fixed annual fee. At the end of June 2007, approximately 4,100 customers were enrolled in this program.

Operating expenses associated with our contract operations were $1.1 million and $921,000 for the six months ended June 30, 2007 and 2006, respectively, comprised primarily of direct costs for servicing our various operating contracts and allocated intercompany charges for general and administrative support for contract operations. The $223,000, or 24.3%, increase in expenses from the six months ended June 30, 2006 to 2007 resulted principally from an increase of $50,000 in maintenance expenses including the new contracts in Hyannis and Wilton, and a $196,000 increase in intercompany charges resulting from a change in the methodology, as well as a change in the level of allocable expenses, for amounts allocated from the Company and Pennichuck Water to the Service Corporation.  These increases were partially offset by an $11,000 decrease in marketing expenses and a $22,000 decrease in professional fees.

Real Estate Operations. For the six months ended June 30, 2007, Southwood’s total operating revenues were $4,000 compared to $78,000 for the six months ended June 30, 2006. In the table below, we show the major components of Southwood’s operating revenues and equity method loss during the six months ended June 30, 2007 and 2006.

	June 30,
	2007	2006	Change
	(in thousands)
Operating revenues:
Lease income – cell tower rental	$4	$10	$(6)
Sale of timber	-	27	(27)
Sale of Westwood Park LLC	-	41	(41)
Total operating revenues	$4	$78	$(74)
Net loss from investments accounted for under the equity method	$(58)	$(2)	$(56)

The decrease in our real estate operating revenues resulted primarily from the absence of a gain on the sale of Westwood Park LLC and the sale of timber in the three months ended June 30, 2007 compared to that which occurred in the six months ended June 30, 2006.

At June 30, 2007 and 2006, Southwood had a 50% ownership interest in four joint ventures organized as limited liability companies, as discussed in greater detail under “Off Balance Sheet Arrangements” and also under Note 4 in the Notes to Consolidated Financial Statements in our 2006 Annual Report on Form 10-K. The remaining 50% ownership interest in each joint venture is primarily held by John P. Stabile II, a local developer, with whom Southwood has also participated in four residential joint ventures during the past 10 years. Southwood uses the equity method of accounting for its investments in the joint ventures. Consequently, Southwood’s investment is adjusted for its share of earnings or losses and for any distributions received from the joint venture.

For the six months ended June 30, 2007, Southwood’s share of pre-tax loss from these joint ventures was $58,000, compared to pre-tax loss of $2,000 for the same period in 2006. The decline in the joint ventures pre-tax earnings resulted primarily from several tenant vacancies in the HECOP II and HECOP III buildings.

Southwood’s share of pre-tax loss in the HECOP joint ventures is included under “Net loss from investments accounted for under the equity method” in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.

Expenses associated with our real estate operations were $119,000 and $115,000 for the six months ended June 30, 2007 and 2006, respectively. This increase was primarily attributable to a increase in salaries and benefits of $19,000, a decrease in intercompany charges of $9,000, and a decrease in general and administrative expenses of $6,000.

Southwood’s operating expenses for the six months ended June 30, 2007 consisted of $50,000 in salaries and benefits, $28,000 for general and administrative costs, and $41,000 in allocated intercompany charges due to Company resources utilized for the planning and development of our existing land portfolio.

Eminent Domain-Related Costs. Our net costs in defending against the City’s eminent domain proceeding were $69,000 for the six months ended June 30, 2007 as compared to $1.6 million for the six months ended June 30, 2006.  The amount for the six months ended June 30, 2007 reflects a $250,000 cash payment received from the City pursuant to an agreement with the City to suspend the eminent domain hearings as described in Note 15 to the Consolidated Financial Statements in our 2006 Annual Report on Form 10-K. The suspension of the hearings was a significant contributing factor in the $1.6 million reduction in eminent domain-related spending.  The costs for the six months ended June 30, 2006 were primarily attributable to expenses incurred for legal and valuation expert advisory services.

Other Income.  Other income for the six months ended June 30, 2007 and 2006 was $1.3 million and $63,000, respectively.  The increase is primarily due to the gain on the sale of eight cell tower leases in February and June 2007 in the amount of $1.2 million.  The gain on the sale of cell tower leases is a non-recurring item.

Allowance for Funds Used During Construction (“AFUDC”).  For the six months ended June 30, 2007 and 2006, the Company recorded AFUDC of $177,000 and $417,000, respectively.  The $240,000 decrease is directly attributable to the completion, effective January 5, 2007, of the second of three major phases of Pennichuck Water’s upgrade to its water treatment plant.

Interest Income.  For the six months ended June 30, 2007 and 2006, the Company recorded interest income of $38,000 and $294,000, respectively, which primarily relates to interest earned on funds received from our 2005 equity and debt offerings which were temporarily invested in money market securities.

Interest Expense. For the six months ended June 30, 2007, our consolidated interest expense increased by $78,000 primarily attributable to the issuance of $6.0 million of debt in October 2006.  Interest expense in both years primarily represents interest on long-term indebtedness of the Company and our three regulated water utilities as discussed in Note 3 to the Notes to Consolidated Financial Statements in our 2006 Annual Report on Form 10-K.

Provision for Income Taxes.  For the six months ended June 30, 2007 and 2006, the Company recorded an income tax provision (benefit) of $991,000 and $(364,000), respectively.  The effective income tax rate for the respective periods is 39.6% and 39.7%.

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

For the past several years, cash flows from operations have fluctuated largely based on four factors: (i) weather, (ii) amount and timing of rate increases, (iii) gain recognized on the sale of Southwood land, and (iv) significant costs associated with the City’s ongoing eminent domain proceeding.

2007 to 2009 Capital Expenditures Program. We expect our capital expenditures to remain at greater than historical levels during 2007 through 2009, as discussed elsewhere in this Quarterly Report on Form 10-Q. See “Risk Factors” and “Our Business.” The following table summarizes our expected capital expenditures and other funds requirements for the 2007 to 2009 period.

	2007	2008	2009
	(in thousands)
Utility – water treatment plant upgrade	$10,500	$6,800	$2,600
Utility – other plant additions	5,000	12,400	5,300
Other	500	800	900
Total	$16,000	$20,000	$8,800

	2004	2005	2006
	(in thousands)
Utility – water treatment plant upgrade	$1,948	4,224	$14,704
Utility – other plant additions	4,044	6,658	6,679
Other	121	-	12
Total	$6,113	$10,882	$21,395

We have embarked on a major new construction initiative, the upgrade of our water treatment plant, which is necessary in order for the plant to meet more stringent, federally mandated safe drinking water standards. The water treatment plant project construction commenced in the second half of 2005 and is expected to be completed by the spring of 2009. Capital expenditures associated with the water treatment plant upgrade project were $20.9 million for 2004 to 2006 and are expected to be $19.9 million for 2007 to 2009.

In addition to the water treatment plant, we are engaged in continuous construction programs at our utility subsidiaries primarily for water distribution system repair, rehabilitation and replacement, water storage facility maintenance and additions, and more recently, water supply security. For the period 2004 to 2006, capital expenditures for water distribution, storage, and supply totaled $17.4 million. For the period 2007 to 2009, comparable expenditures are expected to total $22.7 million.

The amounts shown as “Other” in the table above reflect expenditures for actual or potential acquisitions of small regional regulated water utility systems, consistent with our record of prior acquisitions, expenditures in our non-regulated water management services operations, and potential real estate-related acquisitions by Southwood.

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

On October 20, 2005, Pennichuck Water issued an aggregate of $49,485,000 of long-term tax-exempt bonds through the Business Finance Authority (the “Authority”) of the State of New Hampshire, consisting of three separate series of bonds (A through C) with coupon rates ranging from 4.7% to 5.0% and a maturity date of October 1, 2035. On the date of issuance of the bonds, the Authority loaned the proceeds of the Series A bonds (totaling $12,125,000) to Pennichuck Water to finance upgrades to its water facilities. The proceeds of the Series B and the Series C bonds totaling $17,865,000 and $19,495,000, respectively, were initially deposited in escrow on the date of issuance which, upon request by Pennichuck Water on October 2, 2006 and October 1, 2007, respectively (or such other dates as Pennichuck Water may request) the proceeds of the Series B bonds or the Series C bonds, as applicable, would be loaned to Pennichuck Water to finance the project. Such amounts were initially held in escrow for the sole benefit of the bondholders with no recourse to us until loaned to Pennichuck Water and hence we did not initially record the associated debt as a long-term liability. We expect to draw these funds as we incur capital expenditures for various water facilities projects, primarily the water treatment plant upgrade project, and record the associated debt as a long-term liability in 2007 and 2008.

As permitted under the terms of the Master Agreement, Pennichuck Water borrowed, as of October 2, 2006, $6,000,000 of the proceeds of the Series B Bonds to finance a portion of the Project cost. This portion of the Series B Bonds was designated as the “Series B-1 Bonds.” The remaining $11,865,000 of the proceeds of the Series B Bonds, designated as the “Series B-2 Bonds,” have been re-deposited into an escrow account maintained by The Bank of New York Trust Company, N.A., as escrow agent, until October 1, 2007.  The Company intends to borrow approximately $10.0 to $15.0 million and re-escrow approximately $16.4 to $21.4 million on October 1, 2007.

As stated elsewhere in this Quarterly Report on Form 10-Q, the NHPUC hearing on the merits of the City’s eminent domain petition has now been scheduled to resume on September 4th and be completed later in the month.  We would not expect the NHPUC to rule definitively on the City’s petition until the end of 2007 or early 2008.  Given the highly uncertain outcome of such hearing, we may find that we are unable to, or elect not to issue or remarket such debt securities pending the definitive ruling on the City’s petition or that we experience a material increase in the cost that we incur in connection with the issuance or remarketing of such debt.

We believe these risks are particularly relevant to a portion of the long-term tax-exempt bonds that were issued on our behalf in 2005 through the Authority as described above.  Of the initial $49.5 million offering, proceeds totaling $31.4 million have been held in escrow from the date of issuance for the sole benefit of the bondholders.  The associated debt is non-recourse to us until the proceeds are loaned to Pennichuck Water.  Upon one or more requests by Pennichuck Water, some or all of the proceeds of those bonds will be loaned to Pennichuck Water to finance its water treatment plant upgrade and other certain other capital projects.  When Pennichuck Water borrows the bond proceeds, the associated bonds will be remarketed to investors who will be relying on Pennichuck Water as the source of repayment rather than the escrow fund.  If, because of the uncertainties described above relating to the eminent domain dispute, Pennichuck Water is unable to, or elects not to, remarket the bonds as debt securities for which Pennichuck Water is liable, it would not be able to borrow any of the bond proceeds then in escrow, and the associated debt would not become Pennichuck Water’s obligation.  Under these circumstances, we would expect to rely primarily on our bank revolving credit facility to finance Pennichuck Water’s water treatment plant upgrade and other capital projects.  Our borrowing cost under that credit facility would likely be materially higher than tax-exempt bond financing costs.  Borrowings under the credit facility would also reduce our liquidity to meet other obligations.

In addition to authorizing a tax-exempt bond financing, we have applied and will continue to apply for long-term debt funds directly from the State of New Hampshire under the State’s Revolving Fund program (SRF). Funds provided under the SRF loans carry long-term fixed costs at interest rates set with reference to various Municipal Bond Indices, which rates are generally below the rates for comparable U.S. Treasury securities of like maturity. As of June 30, 2007, we had five outstanding SRF loans aggregating $4.3 million. In July 2007, we completed documentation for our sixth SRF loan, a $700,000 commitment to fund a portion of certain Pittsfield capital improvements.  We also anticipate completing documentation of our seventh SRF loan, $1.8 million for Pittsfield, in the third quarter of 2007.  We anticipate commencing draw downs on the Pittsfield SRF loans later in 2007.

Significant Financial Covenants

Our $16.0 million revolving credit facility with Bank of America, which matures June 30, 2009, contains three financial maintenance tests which must be met on a quarterly basis. These maintenance tests are as follows:

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

Certain covenants in Pennichuck Water’s and Pennichuck East’s loan agreements as well as our Bank of America revolving credit loan agreement effectively restrict our ability to upstream common dividends from Pennichuck Water and Pennichuck East as well as limit our ability to pay common dividends to our shareholders. Several of Pennichuck Water’s loan agreements contain a covenant that requires Pennichuck Water to maintain a minimum net worth of $4.5 million. At June 30, 2007, Pennichuck Water’s net worth was $39.2 million.  One of Pennichuck East’s loan agreements contains a covenant that requires Pennichuck East to maintain a minimum net worth of $1.5 million.  At June 30, 2007, Pennichuck East’s net worth was $5.6 million.

As of June 30, 2007, we were in compliance with all of our financial covenants; however Pennichuck East’s ability to incur additional long-term debt under its interest coverage test is currently limited to relatively small amounts of SRF loans. Its ability to incur significant additional long-term debt and to continue to satisfy these tests depends, among other factors, on receipt of timely and adequate rate relief.

Quarterly Dividends

One of our primary uses of funds is dividends on our common stock, payable as and when declared by our Board of Directors.  We have paid dividends on our common stock each year since 1856. Our current quarterly dividend rate of $.165 per share results in an annualized dividend rate of $.66 per share.  On August 6, 2007, we announced that our Board of Directors had declared a quarterly dividend of $.165 per share, payable on September 1, 2007 to our shareholders of record as of August 16, 2007.  We expect to continue to pay comparable cash dividends in the future, subject to the terms of our debt agreements, as discussed more fully elsewhere in this Quarterly Report on Form 10-Q.

Off Balance Sheet Arrangements

At June 30, 2007 and 2006, Southwood had a 50% ownership interest in four joint ventures organized as limited liability companies. The remaining 50% ownership interest in each of the joint ventures is primarily held by John P. Stabile, II, a local developer with whom Southwood has also participated in four other residential joint ventures during the past ten years. The formation of these joint ventures provides Southwood with an opportunity to develop its landholdings in such a manner as to provide for a long-term income stream through commercial rental activities. Additionally, the joint ventures, as legal entities, mitigate the financial risk associated with sole ownership of developed commercial properties by Southwood. The joint ventures, whose assets and liabilities are not included in the accompanying Consolidated Balance Sheets, own certain commercial office buildings on which there are outstanding mortgage notes totaling $9.4 million and $9.7 million as of June 30, 2007 and 2006, respectively. The mortgage notes are each secured by the underlying property. In addition, Southwood is contingently liable on one-half of the outstanding balances of two of the three outstanding mortgages, and as such, it has issued a guarantee to the mortgagee for its share of the guaranteed indebtedness. At June 30, 2007, Southwood was contingently liable on $3.1 million of mortgage indebtedness associated with the limited liability companies. In addition, if either HECOP II or HECOP III defaults on its indebtedness, Southwood’s investment in the other HECOP joint venture will be at risk, because each of HECOP II and III has guaranteed the indebtedness of the other.  Southwood’s investments in HECOP I-III had an aggregate carrying value of $388,000 as of June 30, 2007. Distributions from the joint ventures have from time to time during the past ten years been a significant source of funds to support our dividend payments to shareholders. We account for Southwood’s investment in the four current joint ventures using the equity method of accounting, meaning that we recognize on a current basis 50% of each joint venture’s operating results. Those results reflect ongoing carrying costs such as maintenance and property taxes. Information about our revenues, expenses and cash flows arising from the joint ventures is included in Note 4 of the Notes to Consolidated Financial Statements contained in our 2006 Annual Report on Form 10-K.  The Company has assessed these equity investments in accordance with FIN 46(R) “Consolidation of Variable Interest Entities,” and has determined that it is not the primary beneficiary of these variable interest entities.

The maturity date on the $6.1 million of joint venture mortgage notes for which Southwood is contingently liable on one-half of the outstanding principal amount, was extended by the lender from June 27, 2007 to June 27, 2008.  In addition, in July 2007, the amount of such indebtedness was increased by $1.4 million, for which Southwood is contingently liable for fifty percent, or $700,000. The proceeds will be utilized to finance a build-out of HECOP III for a major new tenant.

In October 2005, we completed a tax-exempt debt financing with the Business Finance Authority (the “Authority”) of the State of New Hampshire. The Authority acts solely as a passive conduit to the tax-exempt bond markets with us acting as the obligor for the associated tax-exempt debt. At June 30, 2007 we had borrowed $18.1 million representing a portion of the $49.5 million offering conducted in October 2005.  The remaining $31.4 million was placed in escrow for the sole benefit of bondholders with no recourse to us and hence we have not recorded the associated debt as a long-term liability.  We expect to draw these funds as we incur capital expenditures for various water facilities projects, primarily the water treatment plant upgrade project, and record the associated debt as a long-term liability in 2007 and 2008.

The Company has one interest rate financial instrument, an interest rate swap, which qualifies as a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” as described in Note 3 of the Notes to Consolidated Financial Statements contained in our 2006 Annual Report on Form 10-K.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to financial market risk results primarily from fluctuations in interest rates. We are exposed to changes in interest rates primarily from our Bank of America revolving credit facility which contains variable interest rates. This credit facility, which includes a total borrowing capacity of $16.0 million, permits us to borrow, repay and re-borrow, in varying amounts and from time to time at its discretion through December 31, 2007.  Borrowings under this credit facility bear interest at rates ranging from LIBOR plus 1.25% to LIBOR plus 1.75% based on certain financial ratios. The applicable margin at June 30, 2007 was 1.50%.  Borrowings under this credit facility at June 30, 2007 were $2.3 million.  For the remainder of 2007, we expect to continue to borrow under this facility to fund a portion of our capital improvements program.

We also have a $4.5 million variable interest rate term loan with Bank of America.  This term loan, which is fully drawn, is scheduled to mature on December 31, 2009. In April 2005, we entered into an interest rate swap agreement with Bank of America with a notional amount and maturity date exactly matching the term loan as described above.  The purpose of the swap agreement is to mitigate interest rate risks associated with our term loan. The swap agreement provides for the exchange of fixed interest rate payments (to be paid by the Company to Bank of America) for floating interest rate payments (to be paid by Bank of America to the Company).  The term loan bears interest at rates ranging from LIBOR plus 1.0% to LIBOR plus 1.5% based on certain financial ratios. The applicable margin at June 30, 2007 was 1.25%, resulting in an interest rate at June 30, 2007 of 6.56%.  We have designated the swap agreement as a cash flow hedge against the variable future cash flows associated with the interest payments due on the term loan. The combined effect of our LIBOR-based borrowing cost pursuant to the term loan and net payments pursuant to our swap agreement produces an “all-in fixed borrowing cost” equal to 6.00%.

The fair market value of our swap agreement represents the estimated unrealized cumulative gain upon termination of these agreements based upon current interest rates.  Our exposure to interest rate risk has not changed materially from that of December 31, 2006.

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

Part II. OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

Other than the termination of the Stay Agreement on July 16, 2007, described elsewhere in this Quarterly Report on Form 10-Q, there were no material changes in legal proceedings since March 31, 2007.  See page 22 of this Quarterly Report on Form 10-Q under the heading “City of Nashua’s Ongoing Eminent Domain Proceeding” under Item 2 Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

Item 1A.

RISK FACTORS

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as supplemented by our Item 1A Risk Factors disclosure in our quarterly reports on Form 10-Q for the period ended March 31, 2007.  The Risk Factors presented below should be read in conjunction with the risk factors and information disclosed in our 2006 Forms 10-K and our Form 10-Q for the period ended March 31, 2007.  See Page 22 “City of Nashua’s Ongoing Eminent Domain Proceeding” under Item 2 of this Quarterly Report in Form 10-K.

Our vigorous opposition to the City’s efforts to acquire our assets by eminent domain has had, and may continue to have, a material adverse effect on our operating results and has been, and may continue to be, a significant distraction to our management.

We have vigorously opposed the City’s efforts to acquire our assets by eminent domain and intend to continue to do so, although we have publicly stated our desire to work with the City toward a fair and equitable solution. Our eminent domain related expenses have been and will continue to be significant. For 2006, these expenses were approximately $2.4 million, unchanged from the full year 2005 amount.

The eminent domain merits hearing before the NHPUC began on January 10, 2007 but was subsequently suspended through July 16, 2007 by agreement of the parties (“Stay Agreement”) to allow the City and Pennichuck to engage in settlement discussions.  On July 16, 2007, the Stay Agreement expired without the parties having reached a settlement of their eminent domain dispute.  The eminent domain merits hearing has now been scheduled to resume on September 4th and to be completed later in the month.  We do not expect the NHPUC to rule definitively on the City’s petition until the end of 2007 or early 2008.

A substantial portion of our senior management’s attention has been and will continue to be devoted to coordinating various aspects of our response to the City’s eminent domain initiative. We cannot assure you that management’s attention to the City’s eminent domain initiative will not adversely affect their oversight of other aspects of our business.

Our liquidity may be reduced and our cost of debt financing may be increased while the eminent domain controversy remains unresolved, because we may be unable to, or elect not to, issue or remarket, while such discussions are ongoing, debt securities for which Pennichuck may be liable.

Given the highly uncertain outcome of the NHPUC merits hearing, we may find that we are unable to, or elect not to, issue or remarket debt securities for which Pennichuck Water or either of our other utility subsidiaries is liable (other than relatively small amounts of SRF loans) pending the definitive ruling on the City’s petition or that we experience a material increase in the cost that we incur in connection with the issuance or remarketing of such debt.  If we are unable to, or elect not to, issue or remarket such debt, we would expect to rely primarily on our bank revolving credit facility to finance our capital projects.  Our borrowing cost under that credit facility would likely be materially higher than tax-exempt bond financing costs.  Borrowings under the credit facility would also reduce our liquidity to meet other obligations.  For additional information, see Item 7 of our 2006 Form 10-K Report (“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”).

We may not be able to maintain our existing indebtedness or to incur additional indebtedness under our existing long-term and revolving debt facilities, if our future credit ratios do not satisfy the requirements under those facilities.

Our ability to issue long-term debt is subject to us satisfying certain financial ratios at the time of such borrowing (i.e., debt incurrence tests).  Similarly, our ability to access funds under our revolving credit facility is subject to maintaining certain financial ratios (i.e., maintenance tests).  These ratios limit the amount of long-term debt relative to net plant and the amount of total debt to total capitalization, and also specify minimum amounts of earnings and cash flow available to pay interest and fixed charges as a percentage of such interest and fixed charge amounts.  We were in compliance with such tests as of June 30, 2007, however Pennichuck East’s ability to incur additional long-term debt under its interest coverage test is currently limited to relatively small amounts of SRF loans. Pennichuck East’s ability to incur significant additional long-term debt and to continue to satisfy these tests depends, among other factors, on receipt of timely and adequate rate relief.

Should we be unable to issue long-term debt, to borrow under our revolving credit facility or otherwise to access traditional sources of funds at reasonable costs and terms, our ability to finance our 2007-2009 capital expenditures program on a timely basis could be materially impaired.  In such event, we may need to seek other forms of capital at less favorable costs and terms or defer or reduce some of our capital expenditures.  Any delay in implementing capital improvements could adversely affect our ability to request and receive rate relief from the NHPUC relating to capital expenditures incurred by us, and could give rise to contractual penalties.

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.

DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On May 3, 2007, the Company held its Annual Meeting of Shareholders to elect four directors.

(b) The following director was elected to a one-year term expiring at the Annual Meeting of Shareholders in 2008:

Election of Directors	Votes For	Votes Withheld or Opposed
Michelle L. Chicoine	3,746,293	111,340

(c) The following directors were elected to three year terms expiring at the Annual Meeting of Shareholders in 2010:

Election of Directors	Votes For	Votes Withheld or Opposed
John R. Kreick	3,731,384	126,249
Duane C. Montopoli	3,760,776	96,857
Martha E. O’Neill	3,732,924	124,709

The continuing directors whose terms expire beyond the May 3, 2007 Annual Meeting date are:

Joseph A. Bellavance
Steven F. Bolander
Robert P. Keller
Hanna M. McCarthy
James M. Murphy

Total shares outstanding on May 3, 2007 were 4,220,510.

Item 5.

OTHER INFORMATION

On August 6, 2007, we issued a press release announcing our operating results for the three and six months ended June 30, 2007.  A copy of the press release is attached as Exhibit 99.1 to this Quarterly Report on Form 10-Q. The information contained in Exhibit 99.1 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing with the Securities and Exchange Commission under the Exchange Act of 1934 or the Securities Act of 1933, except as expressly set forth by specific reference in such a filing.

Item 6.

EXHIBITS

Exhibit

Number

Exhibit Description

10.1

Second Amendment to Employment Agreement dated as of June 7, 2007, amending the Employment Agreement, dated as of January 31, 2005 by and between Pennichuck Corporation and William D. Patterson

10.2

Amended and Restated 2000 Stock Option Plan

31.1

Certification

31.2

Certification

32.1

Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

99.1

Press Release – “Pennichuck Corporation Announces Second Quarter 2007 Earnings” dated August 6, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Pennichuck Corporation
(Registrant)
Date: August 7, 2007

	By:	/s/ Duane C. Montopoli
Duane C. Montopoli
President and Chief Executive Officer

Date: August 7, 2007	By:	/s/ William D. Patterson
William D. Patterson
Senior Vice President and Chief Financial Officer