Form 10-Q
period 2007-09-30
PENNICHUCK CORP
filed 2007-11-07
CIK 788885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

 Or

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

PENNICHUCK CORPORATION
(Exact name of registrant as specified in its charter)

New Hampshire	0-18552	02-0177370
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

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

Common Stock, $1 Par Value, 4,224,286 shares outstanding as of October 31, 2007

PENNICHUCK CORPORATION AND SUBSIDIARIES

FORM 10-Q

September 30, 2007

Page
PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

3

Condensed Consolidated Balance Sheets (Unaudited)

September 30, 2007 and December 31, 2006

3

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

Three and Nine Months Ended September 30, 2007 and 2006

4

Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30, 2007 and 2006

5

Notes to Condensed Consolidated Financial Statements

6

Note 1 – Background and Summary of Significant Accounting Policies

6

Note 2 – Post Retirement Benefit Plans

10

Note 3 - Stock Based Compensation Plans

12

Note 4 – Commitments and Contingencies

12

Note 5 – Business Segment Reporting

15

Note 6 – New Accounting Pronouncements

16

Note 7 – Implementation of FIN 48

16

Note 8 – Subsequent Events

17

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

18

Introduction

18

Forward-Looking Statements

19

City of Nashua's Ongoing Eminent Domain Proceeding

19

Recent Developments

19

Critical Accounting Policies, Signifitant Estimates and Judgments

20

Results of  Operations - General

21

Results of  Operations – Three Months Ended September 30, 2007
Compared to Three Months Ended September 30, 2006

21

Results of  Operations – Nine Months Ended September 30, 2007
Compared to Nine Months Ended September 30, 2006

26

Liquidity and Capital Resources

31

Significant Financial Covenants

33

Quarterly Dividends

34

Off Balance Sheet Arrangements

34

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

35

Item 4.     Controls and Procedures

36

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

37

Item 1A.  Risk Factors

37

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

38

Item 3.     Defaults Upon Senior Securities

38

Item 4.     Submission of Matters to a Vote of Security Holders

38

Item 5.     Other Information

38

Item 6.     Exhibits

39

Signatures

40

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

PENNICHUCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share data)

	September 30,	December 31,
	2007	2006
ASSETS
Property, Plant and Equipment, net	$135,424	$124,160
Current Assets:
Cash and cash equivalents	693	2,313
Investments	-	1
Accounts receivable, net of allowance of $86 in 2007 and $95 in 2006	3,182	2,895
Unbilled revenues	3,275	1,996
Materials and supplies, at cost	728	677
Prepaid expenses and other current assets	447	923
Total Current Assets	8,325	8,805
Other Assets:
Deferred land costs	2,387	2,133
Deferred charges and other assets	9,090	9,333
Investment in real estate partnerships	459	474
Total Other Assets	11,936	11,940
TOTAL ASSETS	$155,685	$144,905
SHAREHOLDERS' EQUITY AND LIABILITIES
Shareholders’ Equity:
Common stock - $1 par value
Authorized - 11,500,000 shares
Issued – 4,225,385 and 4,215,467 shares, respectively	$4,225	$4,216
Additional paid in capital	32,722	32,488
Retained earnings	9,000	7,966
Accumulated other comprehensive (loss) income	(12)	18
Treasury stock, at cost; 1,202 shares	(138)	(138)
Total Shareholders’ Equity	45,797	44,550
Long-term debt, less current portion	52,013	47,696
Current Liabilities:
Current portion of long-term debt	675	474
Accounts payable	1,368	1,172
Accrued interest payable	285	588
Other accrued liabilities	4,705	3,333
Total Current Liabilities	7,033	5,567
Deferred Credits and Other Reserves:
Contributions in aid of construction	31,034	29,401
Deferred income taxes	13,163	11,182
Other deferred credits and other reserves	6,645	6,509
Total Deferred Credits and Other Reserves	50,842	47,092
TOTAL SHAREHOLDERS’ EQUITY AND LIABILITIES	$155,685	$144,905

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Operating Revenues:
Water utility operations	$8,838	$6,715	$20,751	$16,533
Water management services	511	619	1,709	1,679
Real estate operations	8	17	12	95
Other	2	15	6	44
Total Operating Revenues	9,359	7,366	22,478	18,351
Operating Expenses:
Water utility operations	5,038	5,022	14,391	13,654
Water management services	453	526	1,597	1,447
Real estate operations	59	84	178	199
Other	9	35	25	132
Total Operating Expenses	5,559	5,667	16,191	15,432
Operating Income	3,800	1,699	6,287	2,919
Eminent domain-related costs, net	(625)	(377)	(694)	(2,017)
Net earnings (loss) from investments accounted for under the equity method	43	22	(15)	20
Other (expense) income, net	(18)	2	1,255	65
Allowance for funds used during construction	145	239	322	656
Interest income	2	80	40	374
Interest expense	(677)	(592)	(2,023)	(1,860)
Income Before Provision for Income Taxes	2,670	1,073	5,172	157
Provision for Income Taxes	1,057	403	2,048	39
Net Income	1,613	670	3,124	118
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on derivatives	(44)	(48)	(30)	17
Comprehensive Income	$1,569	$622	$3,094	$135
Income per Common Share:
Basic	$0.38	$0.16	$0.74	$0.03
Diluted	$0.38	$0.16	$0.73	$0.03
Weighted Average Common Shares Outstanding:
Basic	4,222,996	4,210,436	4,220,578	4,202,130
Diluted	4,274,180	4,216,624	4,265,823	4,213,854

Dividends Paid per Common Share	$0.165	$0.165	$0.495	$0.495

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine months ended
	September 30,	September 30,
	2007	2006
Operating Activities:
Net income	$3,124	$118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,848	2,572
Amortization of deferred investment tax credits	(25)	(25)
Provision for deferred income taxes	2,001	51
Equity component of allowance for funds used during construction	(153)	(337)
Undistributed loss (earnings) in real estate partnerships	15	(20)
Stock based compensation expense	38	45
Changes in other assets and liabilities	479	(507)
Net cash provided by operating activities	8,327	1,897
Investing Activities:
Purchases of property, plant and equipment, including debt component of allowance for funds used during construction	(12,584)	(16,223)
Decrease in restricted cash	-	6,223
Sales of investment securities	1	17,901
Purchases of investment securities	-	(11,096)
Net change in investment in real estate partnership and deferred land costs	(254)	(338)
Net cash used in investing activities	(12,837)	(3,533)
Financing Activities:
Increase in line of credit, net	3,000	-
Proceeds from long-term borrowings	1,965	1,084
Payments on long-term debt	(457)	(885)
Contributions in aid of construction	449	74
Debt issuance costs	(183)	(14)
Proceeds from issuance of common stock and dividend reinvestment plan	205	179
Dividends paid	(2,089)	(2,081)
Net cash provided by (used in) financing activities	2,890	(1,643)
Decrease in Cash and Cash Equivalents	(1,620)	(3,279)
Cash and Cash Equivalents at Beginning of Period	2,313	3,891
Cash and Cash Equivalents at End of Period	$693	$612

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2007

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

Included in the operating results for the nine months ended September 30, 2007 is a $250,000 cash payment received from the City of Nashua (the “City”) pursuant to an agreement with the City to suspend the eminent domain hearings in order to conduct settlement discussions; such discussions were terminated on July 16, 2007. Included in the operating results for the nine months ended September 30, 2007 is an aggregate gain of $1.2 million (pre-tax) resulting from the sales of eight cell tower leases in February and June 2007.

Included in the nine months ended September 30, 2007 is a reduction to revenues of approximately $166,000 related to the correction of a billing error for the periods 2002 through the first quarter of 2007.  Included in the nine months ended September 30, 2006 is a reduction to revenues of approximately $160,000 related to the correction of a billing error for 2004, 2005 and the first quarter of 2006.  Additionally, included in the three and nine months ended September 30, 2006 is an increase to operating expenses of $50,000 related to accrued compensation. In our opinion, these adjustments to revenue and expenses are immaterial with respect to revenues, operating income and net income, and no prior period restatements were made.

Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  The condensed consolidated Balance Sheet amounts shown under the December 31, 2006 column have been derived from the audited financial statements of our Company as contained in its Annual Report on Form 10-K filed with the SEC.

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2007

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

(c) Property, Plant and Equipment

The components of property, plant and equipment as of September 30, 2007 and December 31, 2006 were as follows:

	As of
	September 30,	December 31,
	2007	2006
	(in thousands)
Property, plant and equipment:
Land	$1,241	$1,064
Buildings	46,374	25,161
Equipment	115,941	110,474
Intangible plant	834	800
Construction work in progress	6,676	23,436
Total property, plant and equipment	171,066	160,935
Less: accumulated depreciation	(35,642)	(36,775)
Property, plant and equipment, net	$135,424	$124,160

 (d) Cash and Cash Equivalents

Cash and cash equivalents consists of cash in banks.

(e) Investments

Investments represent funds held in money market securities.  These funds have no restrictions and may be used for general corporate purposes.

(f) Concentration of Credit Risks

Financial instruments that subject our Company to credit risk consist primarily of cash and accounts receivable.  Our cash balances periodically exceed FDIC limits, however, and are invested in financial institutions with investment grade credit ratings.  Our account receivable balances primarily represent amounts due from our residential, commercial and industrial customers from our water utility operations as well as receivables from our water management services customers, as described in more detail in Note 5 to the condensed consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2007

 (g) Supplemental Cash Flow Information

Interest paid was $2.2 million and $1.9 million for the nine months ended September 30, 2007 and 2006, respectively.  Income taxes paid were $107,000 and $64,000 for the nine months ended September 30, 2007 and 2006, respectively. Non-cash items for the nine months ended September 30, 2007 and 2006 included contributions in aid of construction totaling $1.6 million and $291,000, respectively.

(h) Deferred Charges and Other Assets

Deferred charges include certain regulatory assets and costs of obtaining debt financing. Sarbanes-Oxley costs represent costs incurred relating to the implementation of and compliance with year one of Section 404 of the Sarbanes-Oxley Act of 2002. Regulatory assets are amortized over the periods they are recovered through water rates authorized by the New Hampshire Public Utilities Commission (“NHPUC”). Deferred financing costs are amortized over the term of the related bonds and notes. The Company’s utility subsidiaries have recorded certain regulatory assets in cases where the NHPUC has permitted, or is expected to permit, recovery of these costs over future periods. Deferred charges and other assets consist of the following:

	As of
	September 30, 2007	December 31, 2006
	(in thousands)
Regulatory assets:
Source development charges	$824	$856
Sarbanes-Oxley costs	879	896
Prepaid pension	2,247	2,247
Other post-retirement benefits	477	477
Deferred financing costs	2,900	2,831
Regulatory studies and other	1,219	1,440
Total regulatory assets	8,546	8,747
Franchise fees and other	75	82
Supplemental retirement plan asset	469	420
Filtration grant receivable	-	84
Total deferred charges and other assets	$9,090	$9,333

(i) Revenues

Standard charges for water utility services to customers are recorded as revenue, based upon meter readings and contract service, as services are provided.  The majority of our Company’s water revenues are based on rates approved by the NHPUC.  Estimates of unbilled service revenues are recorded in the period the services are provided.  Provision is made in the financial statements for estimated uncollectible accounts.

Water management services include contract operations and maintenance, water testing and billing services to municipalities and small, privately owned community water systems.  In accordance with the guidance contained in the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” our Company records revenues for this business segment in one of two ways.  Contract revenues are billed and recognized on a monthly recurring basis in accordance with agreed-upon contract rates.  Revenue from unplanned additional work is based upon either time and materials incurred in connection with activities not specifically identified in the contract, or for which levels exceed contracted amounts.

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2007

Revenues from real estate operations, other than undistributed earnings or losses from equity method joint ventures, are recorded upon completion of a sale of land parcels which our Company owns in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”).  Excluding the joint ventures, our Company’s real estate holdings are comprised primarily of undeveloped land.

(j) Allowance for Funds Used During Construction

Allowance for funds used during construction, recorded in accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” represents the estimated debt and equity costs of capital funds necessary to finance the construction of new regulated facilities. AFUDC consists of two components, an interest component and an equity component. AFUDC is capitalized as a component of property, plant and equipment and has been reported separately in the condensed consolidated Statements of Income and Comprehensive Income. The total amounts of AFUDC recorded for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
Debt (interest) component	$72	$114	$169	$319
Equity component	73	125	153	337
Total AFUDC	$145	$239	$322	$656

(k) Earnings Per Share

We compute earnings per share following the provisions of SFAS No. 128, “Earnings per Share” (“SFAS 128”).  Basic net income per share is computed using the weighted-average number of common shares outstanding for a period.  Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding for the period. For the nine months ended September 30, 2007 and 2006, dilutive potential common shares outstanding consisted of employee stock options.

The dilutive effect of outstanding stock options is computed using the treasury stock method.  Calculations of the basic and diluted net income per common share and potential common shares for the three and nine months ended September 30, 2007 and 2006 are as follows:

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2007

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands, except per share and share data)
Basic earnings per share	$0.38	$0.16	$0.74	$0.03
Dilutive effect of unexercised stock options	-	-	(0.01)	-
Dilutive earnings per share	$0.38	$0.16	$0.73	$0.03

Numerator:
Basic net income	$1,613	$670	$3,124	$118
Diluted net income	$1,613	$670	$3,124	$118

Denominator:
Basic weighted average common shares outstanding	4,222,996	4,210,436	4,220,578	4,202,130
Dilutive effect of unexercised stock options	51,184	6,188	45,245	11,724
Diluted weighted average common shares outstanding	4,274,180	4,216,624	4,265,823	4,213,854

(l) Reclassifications

Certain amounts for the three and nine months ended September 30, 2006 have been reclassified to conform with the 2007 financial statement presentation.  These reclassifications had no effect on net income and relate to the reclassification of certain components of operating revenues and operating expenses.

Note 2 - Post Retirement Benefit Plans

Pension Plan

We have a non-contributory, defined benefit pension plan (the “Plan”) that covers substantially all full-time employees. The benefits are formula-based, giving consideration to both past and future service as well as participant compensation levels.  Our funding policy is to contribute annual amounts that meet the requirements for funding under section 404 of the Internal Revenue code.  Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. During the three months ended September 30, 2007 and 2006, we contributed $177,000 and $95,000, respectively, to the Plan.  During the nine months ended September 30, 2007 and 2006, we contributed $378,000 and $318,000, respectively, to the Plan.  We anticipate that we will contribute approximately $491,000 to the Plan in 2007.

SFAS No. 132R, “Employers’ Disclosures about Pension and Other Postretirement Benefits”, requires disclosure of the net periodic pension and post-retirement benefit cost. Components of net periodic pension benefit cost were as follows:

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2007

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
Service cost	$114	$78	$342	$232
Interest cost	115	78	345	234
Expected return on plan assets	(105)	(71)	(315)	(213)
Amortization of prior service cost	1	-	1	-
Amortization of transition asset	(4)	(2)	(12)	(8)
Recognized net actuarial loss	30	21	91	62
Net periodic benefit cost	$151	$104	$452	$307

Other Post-Employment Benefits

We also have a post-retirement medical benefits program for current and retired employees through separate post-retirement medical plans for our union and non-union employees. These benefits include health insurance coverage and reimbursement of a portion of supplemental premiums for certain retirees.  Additionally, we offer, through a separate plan, post-employment medical benefits for employees who retire prior to their normal retirement age and who have met certain age and service requirements. The benefits under this plan allow continuity of coverage at group rates from the employee’s retirement date until the employee becomes eligible for Medicare.

Contributions for premiums under these plans were $8,000 and $12,000 for the three months ended September 30, 2007 and 2006, respectively; and were $27,000 and $36,000 for the nine months ended September 30, 2007 and 2006, respectively. There were no additional contributions to these plans during the three and nine months ended September 30, 2007 and 2006.  We anticipate that the annual contributions for premiums will be approximately $34,000 for the full year 2007.

Components of net periodic post-retirement and post-employment benefit costs were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
Service cost	$29	$28	$87	$84
Interest cost	23	28	70	81
Expected return on plan assets	(9)	(14)	(27)	(41)
Amortization of prior service cost	8	9	25	27
Amortization of transition asset	-	-	-	-
Recognized net actuarial loss	2	1	4	3
Net periodic benefit cost	$53	$52	$159	$154

The net periodic pension and other post-retirement benefit costs were estimated based on the latest available participant census data.

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2007

We adopted SFAS 158 on December 31, 2006.  Because we are subject to regulation in the state in which we operate, we are required to maintain our accounts in accordance with the regulatory authority’s rules and regulations, which may differ from other authoritative accounting pronouncements.  In those instances, we follow the guidance of SFAS 71.  Based on prior regulatory practice, and in accordance with the guidance provided by SFAS 71, we recorded an underfunded pension and post-retirement obligation, which otherwise would have been recognized as a reduction to Accumulated Other Comprehensive Income as of December 31, 2006 under SFAS 158, as a Regulatory Asset and we expect to recover those costs in rates charged to customers.  The adoption of this standard had no impact on results of operations or cash flows.

Note 3 - Stock Based Compensation Plans

We adopted SFAS No. 123R, “Share-Based Payment” as of January 1, 2006.  The resulting impact on the Condensed Consolidated Statements of Income and Comprehensive Income for the three-month period ended September 30, 2007 was approximately $7,000, net of income taxes and for the three-month period ended September 30, 2006 was approximately $17,000, net of income taxes. The resulting impact on the Condensed Consolidated Statements of Income and Comprehensive Income for the nine-month period ended September 30, 2007 was approximately $23,000, net of income taxes and for the nine-month period ended September 30, 2006 was approximately $27,000, net of income taxes.

Our Company provides its officers and key employees incentive and non-qualified stock options on a discretionary basis pursuant to two stock option plans, the 1995 Stock Option Plan (“1995 Plan”) and the 2000 Stock Option Plan (“2000 Plan”).  At September 30, 2007, no further shares were available for future grant under the 1995 Plan.

The 2000 Plan, as amended, provides for the granting of both incentive stock options and non-qualified stock options to employees at a price per share equivalent to the market value at the date of the grant. Option grants have varying vesting schedules and expire ten years from the date of grant. Initially, the number of shares of common stock subject to issuance under the 2000 Plan was 150,000 (266,667 shares after the four-for-three stock splits in December 2001 and June 2005).  On May 3, 2007, our shareholders approved an amendment to and restatement of the 2000 Plan.  The number of shares of our common stock reserved for issuance under the 2000 Plan was increased from 266,667 to 500,000. Awards may be granted under the amended and restated 2000 Plan until March 9, 2017.  At September 30, 2007, there were 254,897 shares available for future grant under the 2000 Plan.

Note 4 - Commitments and Contingencies

Pending Municipalization Efforts

On March 25, 2004, the City of Nashua, New Hampshire (the “City”) filed a petition with the NHPUC under the New Hampshire utility municipalization statute, NHRSA Ch. 38, seeking to take by eminent domain all of the utility assets of the Company’s three utility subsidiaries. Under NHRSA Ch. 38, if the NHPUC makes a finding that it is in the public interest to do so, a municipality may take the assets of a utility providing service in that municipality. The NHPUC is also charged with determining the amount of compensation for the assets that it finds is in the public interest for the municipality to take. On January 21, 2005, the NHPUC issued an order ruling, among other things, that (1) the City does not have the legal authority to pursue a taking of the assets of the two Pennichuck utility subsidiaries that provide no service in Nashua, Pennichuck East and Pittsfield and (2) the City does have the legal authority to pursue a potential taking of all of the assets of Pennichuck Water, subject to a determination by the NHPUC as to what portion of those assets, if any, is in the public interest for Nashua to take.

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2007

The eminent domain merits hearing before the NHPUC began on January 10, 2007 but was subsequently suspended through July 16, 2007 by agreement of the parties (“Stay Agreement”) to allow the City and Pennichuck to engage in settlement discussions.  On July 16, 2007, the Stay Agreement expired without the parties having reached a settlement of their eminent domain dispute.  The merits hearing resumed on September 4th and concluded on September 26th.  Briefs summarizing the arguments of each party are due to be filed by November 16, 2007.  The parties have proposed that they be allowed to submit reply briefs two weeks after that.  We do not expect the NHPUC to rule definitively on the City’s petition until the end of 2007 or, more likely, the first part of 2008.

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

In addition to its efforts to obtain declaratory relief, the Company also brought suit against the City in New Hampshire Superior Court to obtain monetary damages that the Company believes resulted from the City’s efforts to acquire some or all of the assets of the Company. The City removed the case to United States District Court for the District of New Hampshire and then sought to have the case dismissed in its entirety. On September 13, 2004, the District Court dismissed the Company’s federal law claims without prejudice on the basis that the Company had not yet exhausted its available state law remedies and remanded the case to New Hampshire Superior Court for consideration of the Company’s state law claims. On December 1, 2004, the Superior Court dismissed the remainder of the case without prejudice on the basis that the claim for damages was premature, while giving the Company the right to refile the case at a later date depending on the outcome of the proceeding before the NHPUC.

The Town of Pittsfield voted at its town meeting in 2003 to acquire the assets of the Company’s Pittsfield subsidiary by eminent domain. In April 2003, the Town notified the Company in writing of the Town’s desire to acquire the assets. The Company responded that it did not wish to sell the assets. Thereafter, no further action was taken by the Town until March 2005, when the Town voted to appropriate $60,000 to the eminent domain process. On March 22, 2005, the Company received a letter from the Town reiterating the Town’s desire to acquire the assets of the Company’s Pittsfield subsidiary, and by letter dated May 10, 2005, the Company responded that it did not wish to sell them. The Company does not have a basis to evaluate whether the Town will actively pursue the acquisition of the Company’s Pittsfield assets by eminent domain, but since the date of the Town’s letter to the Company the Town has not taken any additional steps required under New Hampshire RSA Chapter 38 to pursue taking by eminent domain.

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2007

The Town of Bedford voted at its town meeting in March 2005 to take by eminent domain the Company's assets within Bedford for purposes of establishing a water utility, and by letter dated April 4, 2005 inquired whether the Company, and any relevant wholly-owned subsidiary of the Company, was then willing to sell its assets to Bedford. The Company responded by letter dated June 1, 2005, informing the Town that the Company did not wish to sell those assets located in Bedford that are owned by any of its subsidiaries. The Company has not received a response to its letter, and since the date of the Town’s letter to the Company the Town has not taken any additional steps required under New Hampshire RSA Chapter 38 to pursue taking by eminent domain.

The Company cannot predict the ultimate outcome of these matters. It is possible that, if the acquisition efforts of the City and/or the Towns of Pittsfield or Bedford ultimately are successful, the financial position of the Company would be materially impacted. No adjustments have been recorded in the accompanying condensed consolidated financial statements for these uncertainties.

Guarantee of Subsidiary Indebtedness

Southwood holds a 50% interest in four limited liability companies known as HECOP I, HECOP II, HECOP III and HECOP IV, (the “Joint Ventures”) each of which owns land and three of which own commercial office buildings, subject to mortgage notes with a local bank.  The mortgage notes, totaling $10.2 million at September 30, 2007, are not included in the accompanying condensed consolidated balance sheets, and are each secured by the underlying real property. Southwood is contingently liable for one-half of the outstanding balances of two of the three outstanding mortgages, and as such, it has issued a guarantee to the mortgagee for its share of the guaranteed indebtedness.  These guarantees are in place in the event of a default by the Joint Ventures through the maturity of the underlying mortgages.  At September 30, 2007, Southwood was contingently liable for $3.7 million of mortgage indebtedness associated with the limited liability companies.  The maturity date for such indebtedness is June 27, 2008.  We have assessed these equity investments in accordance with FIN 46(R) “Consolidation of Variable Interest Entities,” and have determined that Southwood is not the primary beneficiary of these variable interest entities.

Arbitrage Rebate Liability

If any amount by which investment earnings on the proceeds from the Company’s tax-exempt bond financing program prior to disbursement from the bond trustee to the Company exceed the interest cost of the bonds, such excess amount at the end of the first five-year rebate calculation period (October 20, 2010), is subject to rebate to the federal government within sixty days after that date.

The Company has retained an independent consultant to perform annually on or about the anniversary date of the initial issuance of bonds under such program certain calculations related to this arbitrage rebate liability.  As of October 1, 2007 the Company's arbitrage rebate liability was calculated to be approximately $134,000.  No payment is due until December 20, 2010 and the actual arbitrage rebate liability of the Company at that time, if any, will be calculated as of October 20, 2010 and may increase or decrease materially from the October 1, 2007 calculation based upon future investment earnings on bond proceeds and future bond interest costs.

In particular, the $6 million Series B-1 Bonds and the $16.4 million Series BC-2 Bonds are subject to mandatory tender and remarketing on October 1, 2008 and May 1, 2008, respectively.  The interest rates resulting from the remarketing of such bonds may materially affect the Company’s arbitrage rebate liability on December 20, 2010 because arbitrage is based upon the weighted average interest cost on all series of bonds over the entire five-year period.  Also, the interest rate on the $15 million Series BC-1 Bonds is subject to adjustment every 35 days pursuant to certain auction procedures and such rate may materially affect the Company’s arbitrage rebate liability on December 20, 2010.

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2007

The Company has not recorded a liability for arbitrage rebate liability, if any, in its financial statements.

Note 5 - Business Segment Reporting

Our operating activities are grouped into three primary business segments as follows:

Water utility operations — Involved in the collection, treatment and distribution of potable water for domestic, industrial, commercial and fire protection service in the City of Nashua and various other communities throughout New Hampshire.

Water management services — Includes the contract operations and laboratory testing activities of the Service Corporation.

Real estate operations — Involved in the ownership, development, management and sale of commercial and residential property in Nashua and Merrimack, New Hampshire.

Other — Relates to parent company activity, including eminent domain-related costs.

The following table presents information about our three primary business segments:

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006
	(in thousands)
Operating revenues:
Water utility operations	$8,838	$6,715	$20,751	$16,533
Water management services	511	619	1,709	1,679
Real estate operations	8	17	12	95
Other	2	15	6	44
Total operating revenues	$9,359	$7,366	$22,478	$18,351

Net income (loss):
Water utility operations	$2,008	$844	$3,610	$1,304
Water management services	34	54	69	147
Real estate operations	(7)	(27)	(68)	(48)
Other	(422)	(201)	(487)	(1,285)
Total net income (loss)	$1,613	$670	$3,124	$118

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2007

	As of	As of
	September 30, 2007	December 31, 2006
	(in thousands)
Total assets:
Water utility operations	$151,740	$139,437
Water management services	268	475
Real estate operations	2,850	2,609
Other	827	2,384
Total assets	$155,685	$144,905

For the three and nine months ended September 30, 2007, net income attributable to water utility operations benefited from a change in the method of allocating certain overhead and administrative costs between regulated and non-regulated operations.

Note 6 - New Accounting Pronouncements

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair option has been elected will be recognized in earnings at each subsequent reporting date.  SFAS No. 159 is effective for our Company January 1, 2008. We are evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

Note 7 - Implementation of FIN 48

On January 1, 2007, we adopted the provisions of FIN 48 – “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”.  FIN 48 clarifies and sets forth consistent rules for accounting for uncertain tax positions in accordance with FAS 109, Accounting for Income Taxes.

As a result of the implementation of FIN 48, we made a review of our portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48.  In this regard, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.  As a result of this review, we determined that we had no material uncertain tax positions and, therefore, we have not recorded unrecognized tax benefits.  We do not expect any material changes to our uncertain tax positions through January 1, 2008.

We file income tax returns in the U.S. federal jurisdiction, the State of New Hampshire and the Commonwealth of Massachusetts.  The Internal Revenue Service examined our U.S. income tax return for 2003 and concluded its examination with no findings.  Open tax years related to state jurisdictions remain subject to examination but are not considered material.

Our practice is to recognize interest and/or penalties related to income tax matters in other income (expense).  We recorded such interest and/or penalties during the nine months ended September 30, 2007 and 2006 in the amounts of approximately $4,000 and $12,000, respectively.

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2007

Note 8 - Subsequent Events

On October 1, 2007, Pennichuck Water borrowed $15 million in long-term debt, at an initial interest rate of 4.50% through October 31, 2007, and thereafter at rates established every 35 days pursuant to certain auction procedures.

On October 1, 2007, Pennichuck Water reclassified its $6 million Series B-1 Bonds as a current maturity due to the mandatory tender date of October 1, 2008 for such bonds.

On October 1, 2007, the Service Corporation entered into a new five-year contract with the Town of Salisbury, Massachusetts for the operation and maintenance of the town-owned water system. This contract will expire on June 30, 2012.

On October 19, 2007, we amended our Bank of America $16 million revolving credit agreement to increase the permitted amount of funded debt to total capitalization (each as defined in the related agreements) from 60% to 65%.  The agreement matures on June 30, 2009.  The Company and Pennichuck East, as co-borrowers, effected the identical amendment in their Bank of America $4.5 million loan agreement due December 31, 2009.

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

We are a non-operating holding company whose income is derived from the earnings of our five wholly-owned subsidiaries. We are engaged primarily in the collection, storage, treatment and distribution of potable water for domestic, industrial, commercial and fire protection service in southern, central and northern New Hampshire through our three utility subsidiaries: Pennichuck Water, Pennichuck East and Pittsfield. Our water utility revenues constituted 92% and 90% of our consolidated revenues for the nine months ended September 30, 2007 and 2006, respectively. Pennichuck Water, our principal subsidiary which was established in 1852, accounted for 74% and 70% of our consolidated revenues for the nine months ended September 30, 2007 and 2006, respectively. Pennichuck Water’s franchise area presently includes the City of Nashua, New Hampshire (the “City”) and 10 surrounding municipalities.

Our water subsidiaries are regulated by the New Hampshire Public Utilities Commission (“NHPUC”) and must obtain NHPUC approval to increase their water rates to recover increases in operating expenses and to obtain the opportunity to earn a return on investments in plant and equipment. New Hampshire law provides that utilities are entitled to charge rates which permit them to earn a reasonable return on the cost of the property employed in serving its customers, less accumulated depreciation, contributed capital and deferred income taxes (“Rate Base”). The cost of capital permanently employed by a utility in its utility business marks the minimum rate of return which a utility is lawfully entitled to earn on its Rate Base. Capital expenditures associated with complying with federal and state water quality standards have historically been recognized and approved by the NHPUC for inclusion in our water rates, though there can be no assurance that the NHPUC will approve future rate increases in a timely or sufficient manner to cover our capital expenditures.

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

Southwood has been actively engaged in real estate planning, development and management of residential, commercial, industrial and retail properties. Historically, most of Southwood’s activities were conducted through real estate joint ventures. During the past 10 years, Southwood has participated in four residential joint ventures with John P. Stabile, II (“Stabile”), a local developer. Southwood’s earnings have from time to time during that period contributed a significant percentage of our consolidated net income. Southwood’s contributions from the sale of real estate have increased the fluctuations in our net income during that period. We expect that Southwood will contribute a smaller proportion of our future consolidated revenues and earnings. Over the next several years, Southwood expects to pursue the orderly commercialization of our non-utility land portfolio.

Forward - Looking Statements

In addition to historical financial information, this Quarterly Report, including management’s discussion and analysis, contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based upon, among other things, the Company’s current assumptions, expectations and beliefs concerning future developments and their potential effect on the Company. These forward-looking statements involve risks, uncertainties and other factors, many of which are outside the Company’s control, that may cause its actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements where statements are preceded by, followed by, or include the words “in the future,” “believes,” “expects,” “anticipates,” “plans” or similar expressions, or the negative thereof.

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

The eminent domain merits hearing before the NHPUC began on January 10, 2007 but was subsequently suspended through July 16, 2007 by agreement of the parties (“Stay Agreement”) to allow the City and Pennichuck to engage in settlement discussions.  On July 16, 2007, the Stay Agreement expired without the parties having reached a settlement of their eminent domain dispute.  The eminent domain merits hearing resumed on September 4th and concluded on September 26th.  We do not expect the NHPUC to rule definitively on the City’s petition until the end of 2007 or, more likely, the first part of 2008.

While we have publicly stated our willingness to consider any future comprehensive settlement proposals the City may wish to make, none are currently pending.  We remain vehemently opposed to the City's proposed eminent domain taking of Pennichuck Water assets.  Our net eminent domain-related expenses for the nine months ended September 30, 2007 were $694,000 (net of a $250,000 cash payment received from the City of Nashua).

Recent Developments

On April 20, 2007, Pennichuck East filed a permanent rate increase request designed to increase annual revenue by $864,000, or 20.92%.  Pennichuck East anticipates a decision on its permanent rate increase request some time in early 2008. On August 24, 2007, the NHPUC issued an order approving temporary rate relief which provides for an annualized increase in revenues of approximately $501,000, or 11.99%, effective for service rendered on and after May 29, 2007. This temporary order approves a settlement agreement among Pennichuck East, the NHPUC staff, and the New Hampshire Office of the Consumer Advocate.

In May 2007, Southwood and its joint venture partner, Stabile, entered into a listing agreement with a real estate broker to sell 100% of the real property assets comprising their HECOP I, II, and III joint ventures.  Southwood and Stabile have entered into a purchase and sale agreement with a potential purchaser; which purchase and sale is subject to due diligence.  While Southwood and Stabile currently anticipate closing this transaction by year-end 2007, no assurance can be given as to the terms and conditions of, or timing for completing, this sale transaction, if at all.

Also, in June 2007, Southwood entered into a listing agreement with a real estate broker to offer for sale one of its land holdings known as Parcel B.  Parcel B, which consists of 27.23 acres, has received all necessary approvals for the phased development of up to 110,000 square feet of commercial office space.  No assurance can be given as to the terms and conditions of, or likelihood of completing, this transaction, if at all.

On September 14, 2007, Pittsfield completed documentation for a $1.8 million state revolving fund loan.  Draw downs are expected to commence in late 2007 or early 2008.

On October 1, 2007, the Service Corporation entered into a new five-year contract with the Town of Salisbury, Massachusetts for the operation and maintenance of the town-owned water system. This contract is scheduled to expire on June 30, 2012.

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

Regulatory Accounting. The use of regulatory assets and liabilities as permitted by Statement of Financial Accounting Standards No. 71 (“SFAS 71”), “Accounting for the Effects of Certain Types of Regulation,” stipulates generally accepted accounting principles for companies whose rates are established by or are subject to approval by an independent third-party regulator such as the NHPUC. In accordance with SFAS 71, we defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the rate-making process in a period different from when the costs and credits are incurred. These deferred amounts, both assets and liabilities, are then recognized in the statement of income in the same period that they are reflected in rates charged to our water utilities’ customers. In the event that the inclusion in the rate-making process is disallowed, the associated regulatory asset or liability would be adjusted to reflect the change in our assessment or change in regulatory approval.

We did not defer the costs associated with the terminated merger agreement with Aqua America, our defense against the City’s ongoing eminent domain proceeding, or the SEC and Bureau regulatory investigations and settlements.

Revenue Recognition. The revenues of our water utility subsidiaries are based on authorized rates approved by the NHPUC. Estimates of water utility revenues for water delivered to customers but not yet billed are accrued at the end of each accounting period. We read our residential customer meters generally on a quarterly basis and record revenues based on meter reading results. Unbilled revenues from the last meter-reading date to the end of the accounting period are estimated based on historical usage patterns and the effective water rates. The estimate of the unbilled revenue is a management estimate utilizing certain sets of assumptions and conditions. Actual results could differ from those estimates. Accrued unbilled revenues recorded in the accompanying condensed consolidated balance sheets as of September 30, 2007 and December 31, 2006 were $3.3 million and $2.0 million, respectively.

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

As further described in Note 6 to the consolidated financial statements contained in our 2006 Annual Report on Form 10-K, we increased the discount rate effective at December 31, 2006 to 5.75% from 5.5% in 2005 to reflect increases in long-term market interest rates. In determining pension obligation and expense amounts, this and other assumptions may change from period to period, and such changes could result in material changes to recorded pension and PBOP costs and funding requirements. Further, the value of our pension plan assets, which partially consist of equity investments, are subject to fluctuations in market returns which may result in increased or decreased pension expense in future periods. These conditions impacted the funded status of our pension plan at both September 30, 2007 and 2006, and therefore, will also impact pension expense for the remainder of 2007.

Our pension plan currently meets the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Although we are not required to make contributions to the plan, we anticipate that we will contribute approximately $491,000 to the plan during 2007.

Results of Operations—General

In this section, we discuss our results of operations for the three and nine months ended September 30, 2007 and 2006 and the factors affecting them. Our operating activities, as discussed in greater detail in Note 5 to the Notes to Condensed Consolidated Financial Statements, are grouped into primary business segments as follows:

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

Results of Operations - Three Months Ended September 30, 2007

Compared to Three Months Ended September 30, 2006

Overview.  For the three months ended September 30, 2007, our consolidated net income was $1.6 million, compared to $670,000 for the three months ended September 30, 2006.  On a per share basis, basic income per share for the third quarter of 2007 was $.38 as compared to $.16 per share for the third quarter of 2006.  The increase in consolidated net income of $943,000 for the three months ended September 30, 2007 over 2006 was primarily attributable to the following factors:

Increases in consolidated net income:

•

An increase in regulated water utility operating income of $2.1 million.

Offsetting decreases in consolidated net income:

•

An increase in the income tax provision of $654,000;

•

An increase in eminent domain-related costs of $248,000;

•

A decrease in AFUDC in the amount of $94,000;

•

An increase in interest expense of $85,000; and

•

Reduced interest income of $78,000.

Our consolidated revenues for the three months ended September 30, 2007 were $9.4 million, compared to $7.4 million for the three months ended September 30, 2006. The increase in our combined revenues was primarily attributable to rate relief granted to Pennichuck Water as well as 2.0% combined water utility customer growth.

Water Utility Operations. Our water utility operations include the activities of Pennichuck Water, Pennichuck East and Pittsfield, each of which is regulated by the NHPUC. On a combined basis, net income of our three utilities for the three months ended September 30, 2007 was $2.0 million, an increase of $1.2 million from 2006. Water utility operating revenues increased by $2.1 million as a result of rate increases and customer growth. The combined utility customer base increased 2.0% during the three-month period ended September 30, 2007, resulting in a total combined customer base of approximately 32,800 as of September 30, 2007.

We believe that due to the combined effects of an economic slowdown in the commercial and industrial sectors, changing demographics, and conservation measures, water consumption from existing customers is generally declining. Such decline was mitigated during the third quarter 2007 due to higher consumption resulting from dryer weather in 2007 compared to 2006.

Our utility operating revenues increased to $8.8 million for the three months ended September 30, 2007, or 31.6% over 2006. For 2007, 78%, 19%, and 3% of our total utility operating revenues were generated by Pennichuck Water, Pennichuck East, and Pittsfield, respectively, as shown in the following table.

	Three months ended September 30,
	2007		2006		Change
(dollars in thousands)
Pennichuck Water	$6,913	78%	$5,212	78%	$1,701
Pennichuck East	1,712	19%	1,302	19%	410
Pittsfield	213	3%	201	3%	12
Total	$8,838	100%	$6,715	100%	$2,123

On May 25, 2007, the NHPUC issued an order (“Primary Order”) approving the rate settlement in effect among Pennichuck Water, the staff of the NHPUC, and the New Hampshire Office of Consumer Advocate. The Primary Order makes effective an annualized increase in Pennichuck Water's revenues of approximately $5.2 million, or 31.43%, and replaced an annualized temporary increase of $2.4 million, or 14.41%, that was in effect since July 2006.

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

On August 24, 2007, the NHPUC issued an Order (“Order”) approving temporary rate relief for Pennichuck East. The Order provides for an annualized increase in Pennichuck East's revenues of approximately $501,000, or 11.99%, and approves a settlement agreement between Pennichuck East, the NHPUC staff, and the New Hampshire Office of the Consumer Advocate. The Order calls for the temporary rate increase to be effective for service rendered on and after May 29, 2007.

Pennichuck East initiated the rate relief proceeding in April 2007 at which time it requested an overall permanent increase in annual revenues in the amount of $864,000, or 20.92%. At that time, Pennichuck East requested a temporary annualized rate increase equal to $536,000, or 12.82%, pending the establishment of permanent rates. The above-described temporary rate relief that has been granted by the NHPUC does not necessarily reflect the ultimate outcome of the April 2007 request for permanent rate relief. Any difference between the temporary rate relief and the permanent rates ultimately approved by the NHPUC will be reconciled upon the approval of such permanent rates.  Pennichuck East anticipates a decision on its permanent rate increase request some time in early 2008.

For the three months ended September 30, 2007, utility operating expenses increased by $16,000, or 0.3%, to $5.0 million as shown in the table below.

	Three months ended September 30,
	2007	2006	Change
	(in thousands)
Operations and maintenance	$3,631	$3,552	$79
Depreciation & amortization	834	916	(82)
Taxes other than income taxes	573	554	19
Total	$5,038	$5,022	$16

The operations and maintenance expenses of our water utility business include such categories as:

•

Water supply, treatment, purification and pumping;

•

Transmission and distribution system functions, including repairs and maintenance and meter reading; and

•

Engineering, customer service, and general and administrative functions.

The change in our utilities’ operating expenses over the same period in 2006 was chiefly the result of the net effect of the following:

•

$212,000 of increased production costs largely related to increased fuel, power and purification costs for Pennichuck Water and Pennichuck East, primarily as a result of increased pumpage;

•

$53,000 of decreased transmission and distribution costs relating to supplies, fuel, and labor costs and repair, replacement and the annual maintenance of gates, mains, meters and hydrants, which was substantially completed by the end of the second quarter in 2007;

•

$99,000 of decreased engineering and general and administrative costs primarily relating to costs for employee benefits, property and casualty insurance, and administrative salaries; and

•

Decreased depreciation and amortization of $82,000, principally due to an overstatement of depreciation of $92,000 for the three months ended September 30, 2006 which was adjusted in the fourth quarter of 2006.

Increased costs are expected to be ongoing in our utilities’ future cost of providing water service. As such, our utilities expect to periodically seek rate relief, as necessary, to recover increasing costs as they occur.

For the three months ended September 30, 2007, 80%, 22%, and (2)% of the combined utilities’ operating income was provided by Pennichuck Water, Pennichuck East, and Pittsfield, respectively, compared to 93%, 14%, and (7)% for the three months ended September 30, 2006, respectively.  Operating losses for Pittsfield are the result of increased operating expenses that have not been reflected in rates approved by the NHPUC.  Pittsfield expects to file a rate case later in 2007 or early 2008.

Water Management Services.  The following table provides a breakdown of revenues from our non-regulated, water management services operations for the three months ended September 30, 2007 and 2006.

	Three months ended September 30,
	2007	2006	Change
	(in thousands)
Municipal contracts	$329	$423	$(94)
Community system contracts	90	93	(3)
Watertight program	68	53	15
Miscellaneous	24	50	(26)
Total	$511	$619	$(108)

The combined base fees under the Service Corporation’s municipal contracts represent $255,000 and $268,000 for the three months ended September 30, 2007 and 2006, respectively, with the balance of $74,000 and $155,000 representing fees earned for services performed in addition to the base scope of services for 2007 and 2006, respectively. Of the net decrease of $94,000 in total municipal contract revenue, $81,000 is attributable to a lower level of services that were performed in addition to the base scope and $13,000 is attributable to decreased revenue covered by the base scope of the municipal contracts

Contract revenues from community system contracts for the three months ended September 30, 2007 and 2006 were $90,000 and $93,000 respectively, representing 83 operating contracts at the end of September 2007.

For the three months ended September 30, 2007 and 2006, Service Corporation’s revenues included $68,000 and $53,000, respectively, of fees earned under its Watertight program. This program provides maintenance service to residential customers for a fixed annual fee. At the end of September 2007, approximately 4,100 customers were enrolled in this program.

Operating expenses associated with our contract operations were $453,000 and $526,000 for the three months ended September 30, 2007 and 2006, respectively, comprised primarily of direct costs for servicing our various operating contracts and allocated intercompany charges for general and administrative support for contract operations. The $73,000, or 14.0%, decrease in expenses from 2006 to 2007 resulted principally from a decrease of $62,000 in maintenance expenses, a decrease of $14,000 in marketing expenses, and a decrease in professional fees of $15,000. These decreases were partially offset by a $19,000 increase in intercompany charges resulting from a change in the methodology, as well as a change in the level of allocable expenses, for amounts allocated from the Company and Pennichuck Water to the Service Corporation.

Real Estate Operations. For the three months ended September 30, 2007, Southwood’s total operating revenues were $8,000 compared to $17,000 for the three months ended September 30, 2006. In the table below, we show the major components of Southwood’s operating revenues and equity method earnings during the three months ended September 30, 2007 and 2006.

	Three months ended September 30,
	2007	2006	Change
	(in thousands)
Operating revenues:
Lease income – cell tower rental	$-	$3	$(3)
Sale of timber	-	20	(20)
Sales of Westwood Park LLC	-	(6)	6
Parking lot lease income	8	-	8
Total operating revenues	$8	$17	$(9)
Net earnings from investments accounted for under the equity method	$43	$22	$21

The decrease in our real estate operating revenues resulted primarily from the absence of the sale of timber in the three months ended September 30, 2007 compared to that which occurred in the three months ended September 30, 2006.  Such decrease was offset, in part, by parking lot lease income in 2007.

At September 30, 2007 and 2006, Southwood had a 50% ownership interest in four joint ventures organized as limited liability companies, as discussed in greater detail under “Off Balance Sheet Arrangements” and also under Note 4 in the Notes to Consolidated Financial Statements in our 2006 Annual Report on Form 10-K. The remaining 50% ownership interest in each joint venture is primarily held by Stabile. Southwood uses the equity method of accounting for its investments in the joint ventures. Consequently, Southwood’s investment is adjusted for its share of earnings or losses and for any distributions received from the joint ventures.

For the three months ended September 30, 2007, Southwood’s share of pre-tax earnings from these commercial real estate joint ventures was $43,000, compared to $22,000 for 2006. The increase in the joint ventures pre-tax earnings resulted primarily from higher occupancy rates in 2007 compared to 2006.

Southwood’s share of pre-tax earnings is included under “Net earnings (loss) from investments accounted for under the equity method” in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.

Expenses associated with our real estate operations were $59,000 and $84,000 for the three months ended September 30, 2007 and 2006, respectively. This decrease of $25,000 was primarily attributable to an inter-company allocation to eminent domain-related costs in 2006.

Southwood’s operating expenses for the three months ended September 30, 2007 consisted of $34,000 in salaries and benefits, $10,000 for general and administrative costs, and $15,000 in allocated intercompany charges.

Eminent Domain-Related Costs. Our eminent domain-related costs were $625,000 for the third quarter 2007 as compared to $377,000 for the third quarter of 2006.  The $248,000 increase in eminent domain-related costs was attributable primarily to the preparation for and conduct of the merits hearing in the third quarter of 2007.

Allowance for Funds Used During Construction (“AFUDC”).  For the three months ended September 30, 2007 and 2006, we recorded AFUDC of $145,000 and $239,000, respectively.  The $94,000 decrease is largely attributable to the completion, effective January 5, 2007, of the second of three major phases of Pennichuck Water’s upgrade to its water treatment plant. AFUDC was understated by $42,000 for the three months ended September 30, 2006 which was adjusted in the fourth quarter of 2006.

Interest Income.  For the three months ended September 30, 2007 and 2006, we recorded interest income of $2,000 and $80,000, respectively.  The 2006 amount primarily relates to interest earned on funds received from our 2005 equity and debt offerings which were temporarily invested in money market securities.

Interest Expense. For the three months ended September 30, 2007, our consolidated interest expense was $677,000, compared to $592,000 in 2006.  The increase of $85,000 is largely attributable to the issuance of $6.0 million of debt in October 2006.  Interest expense in both years primarily represents interest on long-term indebtedness of the Company and our three regulated water utilities as discussed in Note 3 to the Notes to Consolidated Financial Statements in our 2006 Annual Report on Form 10-K.

Provision for Income Taxes.  For the three months ended September 30, 2007 and 2006, we recorded an income tax provision of $1.1 million and $403,000, respectively.  The effective income tax rate for the respective periods is 39.6% and 37.6%.

Results of Operations - Nine Months Ended September 30, 2007

Compared to Nine Months Ended September 30, 2006

Overview.  For the nine months ended September 30, 2007, our consolidated net income was $3.1 million, compared to $118,000 for the nine months ended September 30, 2006.  On a per share basis, basic income per share for the nine months ended September 30, 2007 was $.74 as compared to $.03 per share for the nine months ended September 30, 2006.  The increase in consolidated net income of $3.0 million for the nine months ended September 30, 2007 over 2006 was primarily attributable to the following factors.

Increases in consolidated net income:

•

An increase in regulated water utility operating income of $3.5 million;

•

A reduction in eminent domain-related costs, net of a $250,000 cash payment received from the City of Nashua, of $1.3 million; and

•

A gain of $1.2 million (pre-tax) from the sale of one cell tower lease in February and seven cell tower leases in June 2007.

Offsetting decreases in consolidated net income:

•

An increase in the income tax provision of $2.0 million;

•

Reduced interest income of $334,000;

•

A decrease in AFUDC in the amount of $334,000;

•

An increase in interest expense of $163,000 due to increased long-term borrowings; and

•

A decrease in non-regulated operating income of $113,000.

Our consolidated revenues for the nine months ended September 30, 2007 were $22.5 million, compared to $18.4 million for the nine months ended September 30, 2006. The increase in our combined revenues was primarily attributable to rate relief granted to Pennichuck Water as well as 4.0% combined water utility customer growth.

Water Utility Operations. Our water utility operations include the activities of Pennichuck Water, Pennichuck East and Pittsfield, each of which is regulated by the NHPUC. On a combined basis, net income of our three utilities for the nine months ended September 30, 2007 was $3.6 million, an increase of $2.3 million from 2006. Water utility operating revenues increased by $4.2 million as a result of rate increases and customer growth. The combined utility customer base during the year increased 4.0%, resulting in a total combined customer base of approximately 32,800 as of September 30, 2007.

We believe that due to the combined effects of an economic slowdown in the commercial and industrial sectors, changing demographics, and conservation measures, water consumption from existing customers is generally declining. Such decline was mitigated during the third quarter 2007 due to higher consumption resulting from dryer weather in 2007 compared to 2006.

The increase in revenues was partially offset by increases in operating expenses.

Our utility operating revenues increased to $20.8 million for the nine months ended September 30, 2007, or 25.5% over 2006. For 2007, 80%, 17%, and 3% of our total utility operating revenues were generated by Pennichuck

Water, Pennichuck East, and Pittsfield, respectively, as shown in the following table.

	Nine months ended September 30,
	2007		2006		Change
	(dollars in thousands)
Pennichuck Water	$16,586	80%	$12,778	77%	$3,808
Pennichuck East	3,566	17%	3,278	20%	288
Pittsfield	599	3%	477	3%	122
Total	$20,751	100%	$16,533	100%	$4,218

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

On August 24, 2007, the NHPUC issued an Order (“Order”) approving temporary rate relief for Pennichuck East. The Order provides for an annualized increase in Pennichuck East's revenues of approximately $501,000, or 11.99%, and approves a settlement agreement between Pennichuck East, the NHPUC staff, and the New Hampshire Office of the Consumer Advocate. The Order calls for the temporary rate increase to be effective for service rendered on and after May 29, 2007.

Pennichuck East initiated the rate relief proceeding in April 2007 at which time it requested an overall permanent increase in annual revenues in the amount of $864,000, or 20.92%. At that time, Pennichuck East requested a temporary annualized rate increase equal to $536,000, or 12.82%, pending the establishment of permanent rates. The above-described temporary rate relief that has been granted by the NHPUC does not necessarily reflect the ultimate outcome of the April 2007 request for permanent rate relief. Any difference between the temporary rate relief and the permanent rates ultimately approved by the NHPUC will be reconciled upon the approval of such permanent rates.  Pennichuck East anticipates a decision on its permanent rate increase request some time in early 2008.

For the nine months ended September 30, 2007, utility operating expenses increased by $737,000, or 5.4%, to $14.4 million as shown in the table below.

	Nine months ended September 30,
	2007	2006	Change
	(in thousands)
Operations and maintenance	$10,088	$9,550	$538
Depreciation & amortization	2,525	2,466	59
Taxes other than income taxes	1,778	1,638	140
Total	$14,391	$13,654	$737

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

The change in our utilities’ operating expenses over the same period in 2006 was chiefly the result of the following:

•

$382,000 of increased production costs largely related to increased fuel, power and purification costs for Pennichuck Water and Pennichuck East, partially related to increased pumpage in the third quarter, as well as the incremental costs from Pittsfield’s acquisition of its north country operations in the second quarter of 2006;

•

$132,000 of increased transmission and distribution costs relating to repair or replacement of gates, mains, meters and hydrants, supplies, fuel, and labor costs;

•

$27,000 of increased engineering and general and administrative costs primarily relating to costs for employee benefits, property and casualty insurance, and administrative salaries;

•

Increased depreciation and amortization of $59,000. This was principally due to increased depreciation attributable to the new water treatment plant, net of an overstatement of depreciation of $106,000 for the nine months ended September 30, 2006 which was adjusted in the fourth quarter of 2006; and

•

Increased taxes other than on income of $140,000, principally in our core Pennichuck Water system.

Increased costs are expected to be ongoing in our utilities’ future cost of providing water service. As such, our utilities expect to periodically seek rate relief, as necessary, to recover increasing costs as they incur.

For the nine months ended September 30, 2007, 92%, 12%, and (4)% of the combined utilities’ operating income was provided by Pennichuck Water, Pennichuck East, and Pittsfield, respectively, compared to 86%, 16%, and (2)% for the nine months ended September 30, 2006, respectively. Operating losses for Pittsfield are the result of increased operating expenses which have not been reflected in rates approved by the NHPUC.  Pittsfield expects to file a rate case later in 2007 or early 2008.

Water Management Services.  The following table provides a breakdown of revenues from our non-regulated, water management services operations for the nine months ended September 30, 2007 and 2006.

	Nine months ended September 30,
	2007	2006	Change
	(in thousands)
Municipal contracts	$1,113	$1,086	$27
Community system contracts	262	268	(6)
Watertight program	210	203	7
Miscellaneous	124	122	2
Total	$1,709	$1,679	$30

The combined base fees under the Service Corporation’s municipal contracts represent $807,000 and $752,000 for the three months ended September 30, 2007 and 2006, respectively, with the balance of $306,000 and $334,000 representing fees earned for services performed in addition to the base scope of services for 2007 and 2006, respectively. Of the net increase of $27,000 in total municipal contract revenue, $55,000 is attributable to increased revenue covered by the base scope of the municipal contracts, offset by a $28,000 decrease in revenue from services that were performed in addition to the base scope.

Contract revenues from community system contracts for the three months ended September 30, 2007 and 2006 were $262,000 and $268,000 respectively, representing 83 operating contracts at the end of September 2007.

For the nine months ended September 30, 2007 and 2006, Service Corporation’s revenues included $210,000 and $203,000, respectively, of fees earned under its Watertight program. This program provides maintenance service to residential customers for a fixed annual fee. At the end of September 2007, approximately 4,100 customers were enrolled in this program.

Operating expenses associated with our contract operations were $1.6 million and $1.4 million for the nine months ended September 30, 2007 and 2006, respectively, comprised primarily of direct costs for servicing our various operating contracts and allocated intercompany charges for general and administrative support for contract operations. The $150,000, or 10.4%, increase in expenses from the nine months ended September 30, 2006 to 2007 resulted principally from an increase of $215,000 in intercompany charges resulting from a change in the methodology, as well as a change in the level of allocable expenses, for amounts allocated from the Company and Pennichuck Water to the Service Corporation.  These increases were partially offset by a $25,000 decrease in marketing expenses and a $37,000 decrease in professional fees.

Real Estate Operations. For the nine months ended September 30, 2007, Southwood’s total operating revenues were $12,000 compared to $95,000 for the nine months ended September 30, 2006. In the table below, we show the major components of Southwood’s operating revenues and equity method (loss) earnings during the nine months ended September 30, 2007 and 2006.

	Nine months ended September 30,
	2007	2006	Change
	(in thousands)
Operating revenues:
Lease income – cell tower rental	$4	$12	$(8)
Sale of timber	-	48	(48)
Sale of Westwood Park LLC	-	35	(35)
Parking lot lease income	8	-	8
Total operating revenues	$12	$95	$(83)
Net (loss) earnings from investments accounted for under the equity method	$(15)	$20	$(35)

The decrease in our real estate operating revenues resulted primarily from the absences of a gain on the sale of Westwood Park LLC and the sale of timber in the nine months ended September 30, 2007 compared to that which occurred in the nine months ended September 30, 2006.

At September 30, 2007 and 2006, Southwood had a 50% ownership interest in four joint ventures organized as limited liability companies, as discussed in greater detail under “Off Balance Sheet Arrangements” and also under Note 4 in the Notes to Consolidated Financial Statements in our 2006 Annual Report on Form 10-K. The remaining 50% ownership interest in each joint venture is primarily held by Stabile. Southwood uses the equity method of accounting for its investments in the joint ventures. Consequently, Southwood’s investment is adjusted for its share of earnings or losses and for any distributions received from the joint ventures.

For the nine months ended September 30, 2007, Southwood’s share of pre-tax loss from these joint ventures was $15,000, compared to pre-tax earnings of $20,000 for the same period in 2006. The decline in the joint ventures pre-tax earnings resulted primarily from several tenant vacancies in the HECOP II and HECOP III buildings.

Southwood’s share of pre-tax (loss) earnings in the HECOP joint ventures is included under “Net Earnings (loss) from investments accounted for under the equity method” in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.

Expenses associated with our real estate operations were $178,000 and $199,000 for the nine months ended September 30, 2007 and 2006, respectively. This decrease was primarily attributable to a increase in salaries and benefits of $32,000, a decrease in intercompany charges of $28,000, and a decrease in general and administrative expenses of $18,000.

Southwood’s operating expenses for the nine months ended September 30, 2007 consisted of $85,000 in salaries and benefits, $37,000 for general and administrative costs, and $56,000 in allocated intercompany charges due to Company resources utilized for the planning and development of our existing land portfolio.

Eminent Domain-Related Costs. Our eminent domain-related costs were $694,000 for the nine months ended September 30, 2007 as compared to $2.0 million for the nine months ended September 30, 2006.  The amount for the nine months ended September 30, 2007 is net of a $250,000 cash payment received from the City pursuant to an agreement with the City to suspend the eminent domain hearings as described in Note 15 to the Consolidated Financial Statements in our 2006 Annual Report on Form 10-K. The 2007 eminent domain-related costs resulted from expenses incurred in conducting the merits hearing, and to a lessor extent, costs related to settlement discussions, in the 2007 period.  The 2006 eminent domain-related costs resulted from expenses incurred for legal and valuation expert advisory services related to the filing of testimony with the NHPUC.

Other Income, net.  Other income for the nine months ended September 30, 2007 and 2006 was $1.3 million and $65,000, respectively.  The increase is primarily due to a $1.2 million gain on the sale of eight cell tower leases in February and June 2007.  The gain on the sale of cell tower leases is a non-recurring item.

Allowance for Funds Used During Construction (“AFUDC”).  For the nine months ended September 30, 2007 and 2006, we recorded AFUDC of $322,000 and $656,000, respectively.  The $334,000 decrease is primarily attributable to the completion, effective January 5, 2007, of the second of three major phases of Pennichuck Water’s upgrade to its water treatment plant.  AFUDC was overstated by $22,000 for the nine months ended September 30, 2006 which was adjusted in the fourth quarter of 2006.

Interest Income.  For the nine months ended September 30, 2007 and 2006, we recorded interest income of $40,000 and $374,000, respectively, which primarily relates to interest earned on funds received from our 2005 equity and debt offerings which were temporarily invested in money market securities.

Interest Expense. For the nine months ended September 30, 2007, our consolidated interest expense increased by $163,000 primarily attributable to the issuance of $6.0 million of debt in October 2006.  Interest expense in both years primarily represents interest on long-term indebtedness of the Company and our three regulated water utilities as discussed in Note 3 to the Notes to Consolidated Financial Statements in our 2006 Annual Report on Form 10-K.

Provision for Income Taxes.  For the nine months ended September 30, 2007 and 2006, we recorded an income tax provision of $2 million and $39,000, respectively.  The effective income tax rate for the respective periods is 39.6% and 24.8%.  The lower effective income tax rate in 2006 reflects the impact of the amortization of investment tax credits over a significantly lower projected net income for 2006 compared to the net income projected for 2007.

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

For the past several years, cash flows from operations have fluctuated largely based on four factors: (i) weather, (ii) amount and timing of rate increases, (iii) gain recognized on the sale of Southwood land, and (iv) significant defense costs associated with Nashua’s ongoing eminent domain proceeding.

2007 to 2009 Capital Expenditures Program. We expect our capital expenditures to remain at greater than historical levels during 2007 through 2009, as discussed elsewhere in this Quarterly Report on Form 10-Q. See “Risk Factors” and “Our Business.” The following table summarizes our expected capital expenditures and other funds requirements for the 2007 to 2009 period.

	2007	2008	2009
	(in thousands)
Utility – water treatment plant upgrade	$10,500	$6,800	$2,600
Utility – other plant additions	5,000	12,400	5,300
Other	500	800	900
Total	$16,000	$20,000	$8,800

	2004	2005	2006
	(in thousands)
Utility – water treatment plant upgrade	$1,948	$4,224	$14,704
Utility – other plant additions	4,044	6,658	6,679
Other	121	-	12
Total	$6,113	$10,882	$21,395

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

As permitted under the terms of the Master Agreement, Pennichuck Water borrowed, as of October 2, 2006, $6 million of the proceeds of the Series B Bonds to finance a portion of the Project cost. This portion of the Series B Bonds was designated as the “Series B-1 Bonds.”  The Series B-1 Bonds are subject to mandatory tender and remarketing on October 1, 2008 and the interest rate resulting from such remarketing could vary materially from the current rate of 3.85%.

  On October 1, 2007, Pennichuck Water borrowed an additional $15 million of the proceeds of the Series B and Series C Bonds; this portion was designated as the “Series BC-1 Bonds.”  The interest rate on the Series BC-1 Bonds is subject to adjustment every 35 days pursuant to certain auction procedures.  The initial rate from October 1 thru October 31, 2007 was 4.50% and the rate in effect from November 1 thru December 5, 2007 is 3.85%; future rates could vary materially from historic rates.  The remaining $16.4 million of the proceeds of the Series B and Series C Bonds, designated as the “Series BC-2 Bonds” has been re-deposited into an escrow account until May 1, 2008.  We intend to borrow such amount during 2008.

In addition to authorizing a tax-exempt bond financing, we have applied and will continue to apply for long-term debt funds directly from the State of New Hampshire under the State’s Revolving Fund program (“SRF”). Funds provided under the SRF loans carry long-term fixed costs at interest rates set with reference to various Municipal Bond Indices, which rates are generally below the rates for comparable U.S. Treasury securities of like maturity. As of September 30, 2007, we had five outstanding SRF loans aggregating $4.3 million. In July and September 2007, we completed documentation for our sixth and seventh SRF loans, an aggregate $2.5 million commitment to fund a portion of certain Pittsfield capital improvements.  We anticipate commencing draw downs on the Pittsfield SRF loans in late 2007 or early 2008.

Significant Financial Covenants

Our $16.0 million revolving credit facility with Bank of America, which matures June 30, 2009, contains three financial maintenance tests which must be met on a quarterly basis. These maintenance tests, as amended, are as follows:

(1)

our Fixed Charge Coverage Ratio must exceed 1.2x;

(2)

our Tangible Net Worth must exceed $35.0 million, plus new equity issued subsequent to December 2005; and

(3)

our Funded Debt (less certain cash and short-term investment balances, if any) must not exceed 65% of our Total Capitalization.

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

Certain covenants in Pennichuck Water’s and Pennichuck East’s loan agreements as well as our Bank of America revolving credit loan agreement effectively restrict our ability to upstream common dividends from Pennichuck Water and Pennichuck East as well as limit our ability to pay common dividends to our shareholders. Several of Pennichuck Water’s loan agreements contain a covenant that requires Pennichuck Water to maintain a minimum net worth of $4.5 million. At September 30, 2007, Pennichuck Water’s net worth was $40.3 million.  One of Pennichuck East’s loan agreements contains a covenant that requires Pennichuck East to maintain a minimum net worth of $1.5 million.  At September 30, 2007, Pennichuck East’s net worth was $6.0 million.

As of September 30, 2007, we were in compliance with all of our financial covenants.  On October 19, 2007, we amended our Bank of America $16 million revolving credit agreement to increase the permitted amount of funded debt (as defined) to total capitalization (as defined) from 60% to 65%.  The agreement matures on June 30, 2009.  The Company and Pennichuck East, as co-borrowers, effected the identical amendment in their Bank of America $4.5 million loan agreement due December 31, 2009.

Quarterly Dividends

One of our primary uses of funds is dividends on our common stock, payable as and when declared by our Board of Directors.  We have paid dividends on our common stock each year since 1856. Our current quarterly dividend rate of $.165 per share results in an annualized dividend rate of $.66 per share.  On November 6, 2007, we announced that our Board of Directors had declared a quarterly dividend of $.165 per share, payable on December 1, 2007 to our shareholders of record as of November 16, 2007.  We expect to continue to pay comparable cash dividends in the future, subject to the terms of our debt agreements, as discussed more fully elsewhere in this Quarterly Report on Form 10-Q.

Off Balance Sheet Arrangements

At September 30, 2007 and 2006, Southwood had a 50% ownership interest in four joint ventures organized as limited liability companies. The remaining 50% ownership interest in each of the joint ventures is primarily held by Stabile. The formation of these joint ventures provided Southwood with an opportunity to develop its landholdings in such a manner as to provide for a long-term income stream through commercial rental activities. Additionally, the joint ventures, as legal entities, mitigated the financial risk associated with sole ownership of developed commercial properties by Southwood. The joint ventures, whose assets and liabilities are not included in the accompanying Consolidated Balance Sheets, own certain commercial office buildings on which there are outstanding mortgage notes totaling $10.2 million and $9.6 million as of September 30, 2007 and 2006, respectively. The mortgage notes are each secured by the underlying property. In addition, Southwood is contingently liable for one-half of the outstanding balances of two of the three outstanding mortgages, and as such, it has issued a guarantee to the mortgagee for its share of the guaranteed indebtedness. At September 30, 2007, Southwood was contingently liable for $3.7 million of mortgage indebtedness associated with the limited liability companies. In addition, if either HECOP II or HECOP III defaults on its indebtedness, Southwood’s investment in the other HECOP joint venture will be at risk because each of HECOP II and III has guaranteed the indebtedness of the other.  Southwood’s investments in HECOP I-III had an aggregate carrying value of $433,000 as of September 30, 2007. Distributions from joint ventures have from time to time during the past ten years been a significant source of funds to support our dividend payments to shareholders. We account for Southwood’s investment in the four current joint ventures using the equity method of accounting, meaning that we recognize on a current basis 50% of each joint venture’s operating results. Those results reflect ongoing carrying costs such as maintenance and property taxes. Information about our revenues, expenses and cash flows arising from the joint ventures is included in Note 4 of the Notes to Consolidated Financial Statements contained in our 2006 Annual Report on Form 10-K.  We have assessed these equity investments in accordance with FIN 46(R) “Consolidation of Variable Interest Entities,” and have determined that it is not the primary beneficiary of these variable interest entities.

The maturity date on the $6.9 million of joint venture mortgage notes for which Southwood is contingently liable on one-half of the outstanding principal amount is June 27, 2008.

In October 2005, we completed a tax-exempt debt financing with the Business Finance Authority (the “Authority”) of the State of New Hampshire. The Authority acts solely as a passive conduit to the tax-exempt bond markets with us acting as the obligor for the associated tax-exempt debt. At September 30, 2007 we had borrowed $18.1 million representing a portion of the $49.5 million offering conducted in October 2005.  On October 1, 2007, we borrowed an additional $15 million. The remaining $16.4 million was placed in escrow for the sole benefit of bondholders with no recourse to us and hence we have not recorded the associated debt as a long-term liability.  We expect to draw these funds as we incur capital expenditures for various water facilities projects, primarily the water treatment plant upgrade project, and record the associated debt as a long-term liability in 2008.

If any amount by which investment earnings on the proceeds from the Company’s tax-exempt bond financing program prior to disbursement from the bond trustee to the Company exceed the interest cost of the bonds, such excess amount at the end of the first five-year rebate calculation period (October 1, 2010), is subject to rebate to the federal government within sixty days after that date.

The Company has retained an independent consultant to perform annually on or about the anniversary date of the initial issuance of bonds under such program certain calculations related to this arbitrage rebate liability.  As of October 1, 2007 the Company's arbitrage rebate liability was calculated to be approximately $134,000.  No payment is due until December 20, 2010 and the actual arbitrage rebate liability of the Company at that time, if any, will be calculated as of October 1, 2010 and may increase or decrease materially from the October 1, 2007 calculation based upon future investment earnings on bond proceeds and future bond interest costs.

In particular, the $6 million Series B-1 Bonds and the $16.4 million Series BC-2 Bonds are subject to mandatory tender and remarketing on October 1, 2008 and May 1, 2008, respectively.  The interest rates resulting from the remarketing of such bonds may materially affect the Company’s arbitrage rebate liability on December 20, 2010 because arbitrage is based upon the weighted average interest cost on all series of bonds over the entire five-year period.  Also, the interest rate on the $15 million Series BC-1 Bonds is subject to adjustment every 35 days pursuant to certain auction procedures and such rate may materially affect the Company’s arbitrage rebate liability on December 20, 2010.

The Company has not recorded a liability for arbitrage rebate liability, if any, in its financial statements.

We have one interest rate financial instrument, an interest rate swap, which qualifies as a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” as described in Note 3 of the Notes to Consolidated Financial Statements contained in our 2006 Annual Report on Form 10-K.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to financial market risk results primarily from fluctuations in interest rates. We are exposed to changes in interest rates primarily from our Bank of America revolving credit facility which contains variable interest rates. This credit facility, which includes a total borrowing capacity of $16.0 million, permits us to borrow, repay and re-borrow, in varying amounts and from time to time at its discretion through June 30, 2009.  Borrowings under this credit facility bear interest at rates ranging from LIBOR plus 1.25% to LIBOR plus 1.75% based on certain financial ratios. The applicable margin at September 30, 2007 was 1.50%.  Borrowings under this credit facility at September 30, 2007 were $3.0 million.  Such borrowings were repaid in full on October 1, 2007.  For the remainder of 2007, we do not expect to borrow under this facility.

We also have a $4.5 million variable interest rate term loan with Bank of America.  This term loan, which is fully drawn, is scheduled to mature on December 31, 2009. In April 2005, we entered into an interest rate swap agreement with Bank of America with a notional amount and maturity date exactly matching the term loan as described above.  The purpose of the swap agreement is to mitigate interest rate risks associated with our term loan. The swap agreement provides for the exchange of fixed interest rate payments (to be paid by us to Bank of America) for floating interest rate payments (to be paid by Bank of America to us).  The term loan bears interest at rates ranging from LIBOR plus 1.0% to LIBOR plus 1.5% based on certain financial ratios. The applicable margin at September 30, 2007 was 1.25%, resulting in an interest rate at September 30, 2007 of 7.07%.  We have designated the swap agreement as a cash flow hedge against the variable future cash flows associated with the interest payments due on the term loan. The combined effect of our LIBOR-based borrowing cost pursuant to the term loan and net payments pursuant to our swap agreement produces an “all-in fixed borrowing cost” equal to 6.00%.

The fair market value of our swap agreement represents the estimated unrealized cumulative gain or loss upon termination of these agreements based upon current interest rates.  Our exposure to interest rate risk has not changed materially from that of December 31, 2006.

Our Series B-1 Bonds are subject to mandatory tender and remarketing on October 1, 2008 and the interest rate resulting from such remarketing could vary materially from the current rate of 3.85%.

The interest rate on our Series BC-1 Bonds is subject to adjustment every 35 days pursuant to certain auction procedures.  The initial rate from October 1 thru October 31, 2007 was 4.50% and the rate in effect from November 1 thru December 5, 2007 is 3.85%; future rates could vary materially from historic rates.

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

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

PART II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Other than the termination of the Stay Agreement on July 16, 2007 and the eminent domain merits hearing held from September 4 to September 26, 2007, each and the subsequent resumption of the eminent domain litigation at the NHPUC, described elsewhere in this Quarterly Report on Form 10-Q, there were no material changes in legal proceedings since June 30, 2007.  See discussion under the heading “City of Nashua’s Ongoing Eminent Domain Proceeding” included in Item 2 “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations”.

ITEM 1A.

RISK FACTORS

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as supplemented by our Item 1A Risk Factors disclosure in our quarterly reports on Forms 10-Q for the periods ended March 31, 2007 and June 30, 2007.  The Risk Factors presented below should be read in conjunction with the risk factors and information disclosed in our 2006 Forms 10-K and our Forms 10-Q for the periods ended March 31, 2007 and June 30, 2007.  See discussion under “City of Nashua’s Ongoing Eminent Domain Proceeding” included in Item 2 of this Quarterly Report in Form 10-Q.

Our vigorous opposition to the City’s efforts to acquire our assets by eminent domain has had, and may continue to have, a material adverse effect on our operating results and has been, and may continue to be, a significant distraction to our management.

We have vigorously opposed the City’s efforts to acquire our assets by eminent domain and intend to continue to do so, although we have publicly stated our desire to work with the City toward a fair and equitable solution. Our eminent domain related expenses have been and will continue to be significant.  For the nine months ended September 30, 2007, these expenses were $694,000, net of a $250,000 cash payment received from the City pursuant to an agreement with the City to suspend the eminent domain hearings as described in Note 15 to the Consolidated Financial Statements in our 2006 Annual Report on Form 10-K. For the fiscal year 2006, these expenses were approximately $2.4 million, unchanged from the fiscal year 2005 amount.

The eminent domain merits hearing before the NHPUC began on January 10, 2007 but was subsequently suspended through July 16, 2007 by agreement of the parties (“Stay Agreement”) to allow the City and Pennichuck to engage in settlement discussions.  On July 16, 2007, the Stay Agreement expired without the parties having reached a settlement of their eminent domain dispute.  The eminent domain merits hearing resumed on September 4th and concluded on September 26th.  We do not expect the NHPUC to rule definitively on the City’s petition until the end of 2007 or, more likely, the first part of 2008.

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

Our ability to issue long-term debt is subject to us satisfying certain financial ratios at the time of such borrowing (i.e., debt incurrence tests).  Similarly, our ability to access funds under our revolving credit facility is subject to maintaining certain financial ratios (i.e., maintenance tests).  These ratios limit the amount of long-term debt relative to net plant and the amount of total debt to total capitalization, and also specify minimum amounts of earnings and cash flow available to pay interest and fixed charges as a percentage of such interest and fixed charge amounts.  We were in compliance with such tests as of September 30, 2007.  On October 19, 2007, we amended our Bank of America $16 million revolving credit agreement to increase the permitted amount of funded debt (as defined) to total capitalization (as defined) from 60% to 65%.  The agreement matures on June 30, 2009.  The Company and Pennichuck East, as co-borrowers, effected the identical amendment in their Bank of America $4.5 million loan agreement due December 31, 2009.

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

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

On November 7, 2007, we issued a press release announcing our financial results for the three and nine months ended September 30, 2007.  A copy of the press release is attached as Exhibit 99.1 to this Quarterly Report on Form 10-Q. The information contained in Exhibit 99.1 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing with the Securities and Exchange Commission under the Exchange Act of 1934 or the Securities Act of 1933, except as expressly set forth by specific reference in such a filing.

ITEM 6.

EXHIBITS

Exhibit Number	Exhibit Description

10.1	Amendment Agreement, dated as of October 19, 2007, by and among Pennichuck Corporation, Pennichuck Water Works, Inc. and Bank of America, N.A. (successor by merger to Fleet National Bank)

10.2	Amendment Agreement, dated as of October 19, 2007, by and among Pennichuck Corporation, Pennichuck East Utility, Inc. and Bank of America, N.A. (successor by merger to Fleet National Bank)

10.3

First Amendment to Master Loan and Trust Agreement, dated as of October 1, 2007 by and among the Business Finance Authority of the State of New Hampshire, Pennichuck Water Works, Inc and The Bank of New York Trust Company, N.A., as Trustee

31.1	Certification

31.2	Certification

32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release – “Pennichuck Corporation Announces Third Quarter 2007 Earnings” dated November 7, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Pennichuck Corporation
(Registrant)
Date: November 7, 2007

	By:	/s/ Duane C. Montopoli
Duane C. Montopoli
President and Chief Executive Officer

Date: November 7, 2007	By:	/s/ William D. Patterson
William D. Patterson
Senior Vice President and Chief Financial Officer

40