Form 10-K
period 2007-12-31
PENNICHUCK CORP
filed 2008-03-14
CIK 788885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

———————

 ☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2007

OR

 ☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

PENNICHUCK CORPORATION

(Exact name of registrant as specified in its charter)

———————

New Hampshire	0-18552	02-0177370
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

25 Manchester Street

Merrimack, New Hampshire 03054

(603) 882-5191

(Address and telephone number of principal executive offices)

———————

Securities registered pursuant to Section 12(b) of the Act:
Title of each class		Name of each exchange on which registered
None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $1.00 per share
(Title of Class)
Preferred Stock Purchase Rights
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or  information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing sale price of the Company’s common stock on June 29, 2007, as reported on the Nasdaq Global Market was $101,564,237. For purposes of this calculation, the “affiliates” of the registrant include its directors and executive officers. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of the registrant’s common stock, $1 par value, outstanding as of March 7, 2008 was 4,233,235.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report is incorporated herein by reference to the registrant’s definitive Proxy Statement for its 2008 annual meeting of shareholders, which the registrant intends to file with the Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2007.

PENNICHUCK CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

December 31, 2007

Part I

3

Item 1.

Business

3

Item 1A.

Risk Factors

13

Item 1B.

Unresolved Staff Comments

21

Item 2.

Properties

21

Item 3.

Legal Proceedings

23

Item 4.

Submission of Matters to a Vote of Security Holders

23

Part II

24

Item 5.

Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

24

Item 6.

Selected Financial Data

25

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

27

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

44

Item 8.

Financial Statements and Supplementary Data

46

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

83

Item 9A.

Controls and Procedures

83

Item 9B.

Other Information

84

Part III

85

Item 10.

Directors, Executive Officers and Corporate Governance

85

Item 11.

Executive Compensation

85

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

85

Item 13.

Certain Relationships and Related Transactions, and Director Independence

85

Item 14.

Principal Accounting Fees and Services

86

Part IV

87

Item 15.

Exhibits, Financial Statement Schedules

87

Signatures

96

PART I

ITEM 1.

BUSINESS

The terms “we,” “our,” “our company,” and “us” refer, unless the context suggests otherwise, to Pennichuck Corporation (the “Company”) and its subsidiaries, including Pennichuck Water Works, Inc. (“Pennichuck Water”), Pennichuck East Utility, Inc. (“Pennichuck East”), Pittsfield Aqueduct Company, Inc. (“Pittsfield”), Pennichuck Water Service Corporation (“Service Corporation”) and The Southwood Corporation (“Southwood”).

Overview

We are engaged primarily in the collection, storage, treatment and distribution of potable water in New Hampshire.  We have three reportable business segments: regulated water utilities, non-regulated water management services and real estate management and commercialization.  Water utility revenues constituted 92.2% of our consolidated revenues in 2007.  We are headquartered in Merrimack, New Hampshire, which is located approximately 45 miles north of Boston, Massachusetts.  Our Company, which was incorporated in New Hampshire in 1852, became a utility holding company in 1983, when it completed a reorganization resulting in the transfer of all of our water utility assets at that time to Pennichuck Water.

The U.S. Securities and Exchange Commission (the “SEC”) maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address of that site is www.sec.gov.  We make available free of charge on or through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  The address of our website is www.pennichuck.com.

Our Strategy

Our mission is to be a leading supplier of clean, safe and reliable drinking water and quality water-related services in New England and to achieve sustainable growth in our revenues and earnings by:

Investing in our regulated water utilities to maintain reliable, high quality service.  To maintain our position as a respected water supplier, we will make ongoing capital investments in our water systems to meet or exceed applicable regulatory requirements and to maintain our infrastructure.

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

Expanding our water management business with a focus on servicing small and mid-size water systems, where we believe we can leverage our capital resources as well as our operating and technical expertise.  Service Corporation’s strategy calls for a focus on segments in which it can provide high quality service in a cost effective manner.  These segments include small and mid-size municipal utilities, small systems such as community water systems and non-transient, non-community water systems.

Pursuing acquisitions of relatively large water systems to expand into new geographic markets in the northeastern United States.  An important element of our strategic plan is to seek to expand into new geographic markets in the northeastern United States by acquiring one or more relatively large water systems.  We expect to focus on systems that have sufficient scale to warrant establishing and maintaining a management presence in a new market.  These systems will likely be significantly larger than the small and mid-size water systems that we are targeting nearby our existing service areas.  We do not expect, however, that these larger systems will be substantially larger than Pennichuck Water.  We believe there are a number of such large water systems in the northeastern United States that are potentially attractive acquisition opportunities.  We anticipate that this large water system segment within the U.S. water utility industry will continue to consolidate, as system owners, whether investor-owned utilities or municipalities, facing increasingly stringent regulation and the resulting increase in capital requirements, consider acquisitions by other companies.  The pace at which acquisition opportunities will arise is, of course, unpredictable.

Water Utility Business

Overview.  Three of our subsidiaries are water utilities engaged in the collection, storage, treatment, distribution and sale of potable water in southern and central New Hampshire, subject to the jurisdiction of the New Hampshire Public Utilities Commission (the “NHPUC”):

•

Pennichuck Water Works, Inc., our principal subsidiary, was established in 1852 and services the City of Nashua, New Hampshire and 10 surrounding New Hampshire municipalities located in southern New Hampshire with an estimated population of 110,000, almost 10% of the population of the State of New Hampshire;

•

Pennichuck East Utility, Inc. was organized in 1998 and serves 15 communities most of which are located in southern and central New Hampshire; and

•

Pittsfield Aqueduct Company, Inc., which we acquired in 1998, serves customers in Pittsfield, as well as three other communities in central and northern New Hampshire.

Water revenues are typically at their lowest point during the first and fourth quarters of the calendar year.  Water revenues in the second and third quarters tend to be greater because of increased water consumption for nonessential usage by our customers during the late spring and summer months.

The City of Nashua, New Hampshire (the “City”) is engaged in ongoing efforts that began in 2002 to acquire through an eminent domain proceeding all or a significant portion of Pennichuck Water’s assets.  The eminent domain proceeding and its effects on us are described elsewhere in this Annual Report on Form 10-K.  See “—Ongoing Eminent Domain Proceeding”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3.

Service Areas.  Pennichuck Water is franchised by the NHPUC to distribute water in the City of Nashua, New Hampshire and in portions of the towns of Amherst, Bedford, Derry, Epping, Hollis, Merrimack, Milford, Newmarket, Plaistow and Salem, New Hampshire.  Pennichuck Water’s transmission mains extend from Nashua into portions of the surrounding towns of Amherst, Hudson, Merrimack, Hollis and Milford.  Its franchises in the remaining towns consist of stand-alone satellite water systems.  Pennichuck Water has no competition in its core franchise area, other than from customers using their own wells.  Pennichuck Water serves approximately 25,800 customers and its 2007 revenues totaled $21.8 million.

Pennichuck East was organized in 1998 to acquire certain water utility assets from the Town of Hudson, New Hampshire following the Town’s acquisition of those assets from an investor-owned water utility which previously served Hudson and surrounding communities.  Pennichuck East is franchised to distribute water in portions of the New Hampshire towns of Atkinson, Bow, Chester, Derry, Exeter, Hooksett, Lee, Litchfield, Londonderry, Pelham, Plaistow, Raymond, Sandown, Weare and Windham, which are near the areas served by Pennichuck Water.  Pennichuck East has no commercial competition in its core franchise area.  The water utility assets owned by Pennichuck East consist principally of water transmission and distribution mains, hydrants, wells, pump stations and pumping equipment, water services and meters, easements and certain tracts of land.  Pennichuck East serves approximately 5,300 customers and annual water revenues were approximately $4.7 million for calendar year 2007.

Pittsfield was acquired by our Company in 1998 and serves approximately 1,800 customers in and around Pittsfield, New Hampshire with water revenues of approximately $783,000 for calendar year 2007.  Pittsfield has no competition in its franchise area.  These amounts reflect Pittsfield’s June 2006 acquisition of three water systems aggregating approximately 1,100 customers in the central and northern parts of New Hampshire: the Locke Lake water system in Barnstead, the Birch Hill water system in Conway and the Sunrise Estates water system in Middleton, New Hampshire.  These acquisitions are our largest since 1998.

Water Supply Facilities.  Pennichuck Water’s principal properties are located in Nashua, New Hampshire, except for portions of our watershed or buffer land which are located in the neighboring towns of Amherst, Merrimack and Hollis, New Hampshire.  In addition, Pennichuck Water owns four impounding dams which are situated on the Nashua and Merrimack border.

The primary source of potable water for our core Pennichuck Water system is the Pennichuck Brook, Holt Pond, Bowers Pond, Harris Pond and Supply Pond in the Nashua area that together can hold up to 500 million gallons of water.  We supplement that source during the summer months by pumping water from the adjacent Merrimack River.  Pennichuck Water can deliver up to 31.2 million gallons per day (“mgd”), into the distribution system.  By comparison, Pennichuck Water’s peak month, which occurred in June 1999, had an average daily demand for that month of 21.2 mgd.

We own a water treatment plant in Nashua that uses a combination of physical and chemical removal of suspended solids and sand and carbon filtration to treat the water that Pennichuck Water supplies.  The plant has a rated capacity of 35.0 mgd.  The plant’s capacity will not be affected by the upgrade described elsewhere in this Annual Report on Form 10-K.

We own a raw water intake and pumping facility located on the Merrimack River in Merrimack, New Hampshire.  This supplemental water supply provides an additional source of water during summer periods and will provide a long-term supply for Pennichuck Water’s service area.  A permit from the Army Corps of Engineers that has been extended through December 21, 2009 allows us to divert water from the Merrimack River.  We may divert between 12.0 and 30.0 mgd dependent upon the river elevation and flow.  Our existing pumping facility on the Merrimack River is capable of providing up to 16.2 mgd and as part of our 2008 to 2010 capital expenditures program discussed elsewhere in this Annual Report on Form 10-K, we plan to install new pumps that will increase our pumping capacity to 21.0 mgd.

We also own approximately 672 acres of land located in Nashua and Merrimack, New Hampshire that are held for watershed and reservoir purposes.

We own 14 water storage reservoirs having a total storage capacity of 22.3 million gallons, six of which are located in Nashua, two in Amherst, one in Bedford, one in Derry, one in Litchfield, one in Pelham, one in Barnstead and one in Hollis, New Hampshire.

We own a 900,000 gallon per day gravel-packed well located in Amherst, New Hampshire.

The sources of supply for Pennichuck East consist of purchased water from Manchester Water Works, Hooksett Village Water Precinct, the Town of Derry, the Town of Raymond, a well system owned by the Town of Hudson, in Litchfield, New Hampshire and individual bedrock wells.  Pennichuck East has entered into long-term water supply agreements to obtain water from Manchester Water Works and Hudson.  The terms of our Manchester supply contract are described in Item 7 of this Annual Report on Form 10-K.  We have an agreement with Hudson, which expires in 2017, that allows us to pump up to 283,500 gallons per day from its wells at a cost equal to the variable cost of production or operation associated with the system as a whole or any of its components.  Hudson will charge us a higher rate for water pumped in excess of the 283,500 gallons allowed per day.

Pittsfield’s sole source of supply is Berry Pond, which holds approximately 97.8 million gallons.  Pittsfield owns the land surrounding Berry Pond and it treats the water from this pond through a 0.5 mgd water filtration plant located in Pittsfield, New Hampshire.  The sources of supply for the Locke Lake, Sunrise Estates and Birch Hill systems are individual bedrock walls.

Water Distribution Facilities.  As of December 31, 2007, the distribution facilities of our Company’s regulated water companies consisted of, among other assets, the following:

	Pennichuck Water	Pennichuck East	Pittsfield	Total
Transmission & distribution mains (in miles)	437	132	40	609
Service Connections	25,576	5,313	1,755	32,644
Hydrants	2,442	454	65	2,961

Capital Expenditures.  The water utility business is capital intensive.  We typically spend significant sums each year for additions to or replacement of property, plant and equipment.  During 2008, and to a lesser extent in 2009 and 2010, our capital expenditures will be particularly large as we:

•

substantially complete our upgrade of Pennichuck Water’s Nashua water treatment plant to meet the requirements of the Interim Enhanced Surface Water Treatment Rule discussed below and undertake other improvements intended to allow us to comply with current and projected water quality requirements and provide for operating redundancy;

•

undertake various water distribution, storage, supply, maintenance, rehabilitation and replacement projects; and

•

continue to implement a radio-based meter reading system.

We estimate that our projected capital expenditures during the 2008 through 2010 period will total approximately $32.6 million in current dollars.  By comparison, for the three year period 2005 through 2007, our capital expenditures were $50.0 million.  These figures are exclusive of Allowance for Funds Used During Construction (“AFUDC”).

Regulation

New Hampshire Public Utilities Commission.  Our Company’s water utilities are regulated by the NHPUC with respect to their water rates, financings and provision of service.  New Hampshire law provides that utilities are entitled to charge rates which permit them to earn a reasonable return on the cost of the property employed in serving their customers, less accrued depreciation, contributed capital and deferred income taxes (“Rate Base”).  The cost of capital permanently employed by a utility in its utility business marks the minimum rate of return which a utility is lawfully entitled to earn on its Rate Base.  Capital expenditures associated with complying with federal and state water quality standards have historically been recognized and approved by the NHPUC for inclusion in our water rates, though there can be no assurance that the NHPUC will approve future rate relief in a timely or sufficient manner to cover our capital expenditures.

Pennichuck Water’s rates in effect at the beginning of 2007 were based on a September 2006 NHPUC order authorizing a 14.41% temporary rate increase, or a $2.4 million annualized increase in revenues, effective retroactively for service rendered on and after July 18, 2006.

In May and June 2007, the NHPUC issued final written orders authorizing increases in permanent rates of 31.43% and 3.07%, respectively, or $5.2 million and $505,000 annualized increases in revenues, respectively.  The May 2007 order consisted of an 11.07% increase effective retroactively for service rendered on and after July 18, 2006 and a 20.36% increase effective retroactively for service rendered on and after January 5, 2007.  The net amount due to Pennichuck Water from periods predating the May 2007 order (including approved rate case expenses) was billed to customers over the ensuing nine-month period.  The June 2007 order was effective for service rendered on and after June 1, 2007.

Pennichuck Water is planning to file a new request for rate relief in mid-2008 primarily to seek recovery of and return on capital expenditures incurred for the completed and used and useful portions of its water treatment plant upgrade project that are not yet reflected in rates.

Pennichuck East’s rates in effect at the beginning of 2007 were based on a February 2006 NHPUC final written order authorizing a 24.26% increase in permanent rates, or an approximate $756,000 annualized increase in revenues effective retroactively for service rendered on and after June 16, 2005.

In March 2007, Pennichuck East filed a Notice of Intent to file rate schedules seeking a 22.0% increase in rates, or a $927,000 annualized increase in revenues.  In August 2007, the NHPUC issued an order authorizing an 11.99% temporary rate increase, or a $501,000 annualized increase in revenues, effective for service rendered on and after May 29, 2007.

On February 26, 2008, Pennichuck East entered into a settlement agreement with the staff of the NHPUC regarding permanent rates.  The terms of the settlement, which will not become effective unless approved by the NHPUC, provide for a permanent annualized increase in Pennichuck East’s revenues of $712,000, or 17.19%, effective for service rendered on and after May 29, 2007.  This would replace the temporary increase currently in effect.  A final order from the NHPUC regarding this rate settlement is expected by April 2008.  Any difference between the temporary rate increase already granted and the permanent rates ultimately approved by the NHPUC will be reconciled upon the approval of such permanent rates.

Pittsfield is planning to file a new request for rate relief prior to mid-2008 primarily to seek recovery of increases in certain operating expenses since 2002, the test year for purposes of its most recent rate increase awarded in 2003, as well as to obtain recovery of and a return on several million dollars of capital expenditures incurred for the rehabilitation and upgrade of systems acquired in mid-2006 as described above.

Under New Hampshire law, the Company may not be acquired unless and until there is a final, non-appealable order of the NHPUC approving the acquisition.  The NHPUC may approve an acquisition only if it determines that the acquisition will not have an adverse effect on rates, terms, service or operation of the utilities and is lawful, proper and in the public interest.

Water Quality Regulation.  Our Company’s water utilities are subject to the water quality regulations issued by the United States Environmental Protection Agency (“EPA”) and the New Hampshire Department of Environmental Services (“DES”).  The EPA is required to periodically set new maximum contaminant levels for certain chemicals as required by the federal Safe Drinking Water Act.  The quality of our Company’s water utilities’ treated water currently meets or exceeds all current standards set by the EPA and the DES.

Pennichuck Water’s filtration plant in Nashua is impacted by the Interim Enhanced Surface Water Treatment Rule, which established a new turbidity standard of 0.3 Nephelometric Turbidity Units or NTU.  Turbidity is a measure of sediment or foreign particles that are suspended in the water.  Pennichuck Water completed its evaluation of alternatives to meet the new turbidity standard in 2004, resulting in its recommendations for upgrades to its existing treatment facilities, beginning with its raw water facilities through its finished water pumping and storage facilities.  This work was divided among six distinct construction contracts, with Contracts 1 and 2 involving upgrades to Pennichuck Water’s raw water facilities being completed in 2005.  Upgrades to Pennichuck Water’s finished water pumpage and storage facilities (Contracts 3 and 5) were completed in January 2007.  The design of the proposed upgrades to the existing coagulation, flocculation, sedimentation, filtration and chemical feed facilities (Contract 4) was completed in April 2006 and construction on these upgrades began in June of 2006 with completion expected in early 2009.  The design for the proposed improvements to our Merrimack River intake (Contract 6) was completed in 2007.  Construction is expected to commence in the first half of 2008 with completion in the second half of 2008.

Water Management Services

We complement our regulated water utility business by providing contract operation and maintenance services, including monitoring water quality, testing, maintenance and compliance reporting services for water systems for various towns, businesses and residential communities primarily in southern and central New Hampshire.  The business segment is not subject to NHPUC regulation and we conduct this business through our subsidiary, Service Corporation.  As of December 31, 2007, Service Corporation was providing such services pursuant to 88 operating contracts.

Municipalities.  In 1998, Service Corporation entered into a long-term agreement with the Town of Hudson, New Hampshire (“Hudson Agreement”) to provide operations and maintenance contract services with respect to the water utility assets acquired from an investor-owned water utility.  In 2006, the Hudson Agreement was extended to 2015.  Pursuant to the Hudson agreement, the Town of Hudson has requested Service Corporation install, own and operate updated customer meter-reading equipment.  The estimated capital cost for this project ranges from $500,000 to $600,000.  Service Corporation and the Town of Hudson are actively negotiating the final terms and conditions for such project.

In September 2001, Service Corporation entered into a long-term agreement with the Town of Salisbury, Massachusetts (“Salisbury Agreement”) to perform similar operations and maintenance services.  The Salisbury Agreement expired in September 2006 and was extended through September 2007.  In October 2007, Service Corporation entered into a new contract with the Town providing for a five-year extension.

In December 2005, the Town of Barnstable, Massachusetts selected a joint proposal from Service Corporation and Whitewater, a wholly-owned subsidiary of R.H. White, to operate and maintain the Hyannis Water System.  A two-year definitive agreement between Whitewater and the Town of Barnstable was executed (the “Hyannis Agreement”) and services commenced in early February 2006.  Service Corporation provides billing, accounts receivable management and related customer services pursuant to this public/private partnership agreement.  The parties recently extended the Hyannis Agreement for an additional year through February 2009.

Non-transient, non-community water systems.  The DES has mandated water quality standards for non-transient, non-community water systems – defined as public facilities such as schools, apartment and office buildings accommodating more than 25 persons and served by a community well.  There are an estimated 600 such systems in New Hampshire which require the services of a certified water operator, such as Service Corporation, in order to meet the mandates of the DES.  Accordingly, Service Corporation is actively pursuing new contracts under which it would serve as the certified water operator and provide various water-related monitoring, maintenance, testing and compliance reporting services for these systems in New Hampshire.

Competition.  In marketing its services to municipalities, Service Corporation must address competition from incumbent service providers, including municipal employees and a reluctance by municipalities to outsource water management to an investor-owned company.  For contracts with non-transient, non-community water systems, Service Corporation competes primarily with well drillers, laboratories, pump equipment vendors and small contract operators who provide various services to these systems.

Real Estate Management and Commercialization

Southwood is engaged in real estate management and commercialization activities.  We originally organized Southwood in 1983 to manage and develop approximately 1,490 acres of land in Nashua and Merrimack, New Hampshire.

Undeveloped Land.  Southwood, for its own account or on behalf of our Company, controls several parcels of developable land in Nashua and Merrimack, New Hampshire, totaling approximately 450 acres.  One parcel, aggregating approximately 40 acres, is located in Nashua and the remaining parcels, aggregating approximately 410 acres, are located in Merrimack.  The entire portfolio of land held for future development is classified under “current use” status, resulting in a tax assessment that is based on the property’s actual use and not its highest or best use.

Over the next several years, if and to the extent that opportunities arise, Southwood expects to pursue the efficient and orderly commercialization of its land portfolio and may consider the reinvestment of certain land sale proceeds in income producing properties in order to defer the recognition of taxes.  In June 2007, Southwood entered into a listing agreement with a real estate broker to offer for sale one of its land holdings known as Parcel B.  Parcel B, which consists of 27.23 acres, has received all necessary approvals for the phased development of up to 110,000 square feet of commercial office space.  No assurance can be given as to the terms and conditions of, or likelihood of completing, this transaction, if at all.

Developed Land and Real Estate Investments.  Of the land originally under its control, Southwood contributed various parcels to four joint ventures to develop the Heron Cove Office Park, a three-building, 147,000 square foot, multi-tenant office project in Merrimack, New Hampshire.  Until January 2008, Southwood had a 50% ownership interest in each of those joint ventures, which are sometimes referred to in this Annual Report on Form 10-K as HECOP I-IV.  HECOP I, II and III own commercial office buildings.  HECOP IV owns a nearby 9.1 acre parcel that has been approved for the construction of commercial office space.  The managing partner of the HECOP joint ventures is John P. Stabile II (“Stabile”), a local developer with whom Southwood has participated in four residential joint ventures during the past 10 years.

As of December 31, 2007, HECOP I-III were subject to mortgage notes with various financial institutions.  The mortgage notes, which totaled approximately $10.5 million as of December 31, 2007, are not included in our accompanying consolidated balance sheets, and were each secured by the underlying real property.  In addition, Southwood was contingently liable for approximately $3.7 million, representing one-half of the outstanding balance for three of the four mortgages under a guarantee that Southwood has provided to the mortgagee limited to 50% of HECOP II and III’s obligations to their lender.  Southwood’s investments in HECOP I-III had an aggregate carrying value of $534,000 as of December 31, 2007.

In January 2008, we announced the sale of the three commercial office buildings that comprised substantially all of the assets of HECOP I, II and III.  Our 50% share of net cash proceeds, after retirement of mortgage notes and payment of expenses of sale, but before income taxes, was approximately $3.9 million.  The first quarter 2008 pre-tax, non-operating income from this sale is approximately $3.7 million.

Financial Information About Industry Segments

Our business segment data for the latest three years is presented in “Note 12 – Business Segment Information” in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Properties

Pennichuck Water owns a building in Nashua which serves as an operations center and storage facility for our construction and maintenance activities.

In April 2004, Pennichuck Water entered into a long-term lease arrangement with HECOP III for 19,465 square feet of office space located in Merrimack, New Hampshire which serves as our headquarters.  This lease expires in April 2009 and we have commenced discussions regarding a multi-year extension.  Until its sale in January 2008, Southwood and Stabile each owned a 50% interest in HECOP III.

Our properties used in our water utility business are described elsewhere in this Annual Report on Form 10-K.  See “—Water Utility Business,” above.

Our properties used in our real estate business are primarily described elsewhere in this Annual Report on Form 10-K.  See “—Real Estate Development and Investment,” above.

Except as noted in “Note 3 – Debt” in the accompanying Notes to the Consolidated Financial Statements, there are no mortgages or encumbrances on our properties.

Employees

At December 31, 2007, we employed 98 full-time employees and officers, all of whom are Pennichuck Water employees.  Of these, there are 53 management and clerical employees who are non-union.  The remaining employees are members of the United Steelworkers Union.  On February 15, 2007, the Company negotiated a new union contract, which expires in February 2010.  The new contract provides for severance payments under certain circumstances involving a change of control of the Company, as defined.  Subject to expiration at the end of February 2008, the Company also implemented similar payments for its non-union workforce.  We believe that our employee relations are satisfactory.

Ongoing Eminent Domain Proceeding

Overview.  The City of Nashua (“the City”) is engaged in ongoing efforts that began in 2002 to acquire all or a significant portion of Pennichuck Water’s assets through an eminent domain proceeding under New Hampshire Revised Statutes Annotated Chapter 38.  Whether the City will ultimately be permitted to acquire Pennichuck Water’s assets and, if so, the compensation that the City would have to pay us for those assets are highly uncertain.

The eminent domain merits hearing before the NHPUC began on January 10, 2007 but was subsequently suspended through July 16, 2007 by agreement of the parties (“Stay Agreement”) to allow the City and Pennichuck to engage in settlement discussions.  On July 16, 2007, the Stay Agreement expired without the parties having reached a settlement of their eminent domain dispute.  While we have publicly stated our willingness to consider any future comprehensive settlement proposals the City may wish to make, to our knowledge none are currently pending.  We remain vehemently opposed to the City's proposed eminent domain taking of Pennichuck Water assets.

The merits hearing resumed on September 4, 2007 and concluded on September 26, 2007.  Briefs summarizing the arguments of each party were filed in the fourth quarter 2007.  A ruling by the NHPUC on the City’s petition may be issued at any time.

New Hampshire law does not require that our Board of Directors or shareholders ratify or approve a forced sale of assets or the compensation that Pennichuck Water would receive if the City obtains approval for its proposed taking from the NHPUC.

Nashua’s Initiation of Eminent Domain Proceedings.  Pennichuck entered into an agreement in April 2002 to be acquired in a merger with Aqua America Inc. (formerly known as Philadelphia Suburban Corporation).  The merger was subject to several conditions, including approval by our shareholders and approval by the NHPUC.  In February 2003, before we submitted the merger to our shareholders, we and Aqua America agreed to abandon the proposed transaction because of actions taken by the City to acquire our assets by eminent domain.

The City’s Mayor stated his opposition to our proposed merger with Aqua America almost immediately after we announced it.  In November 2002, the Nashua Board of Aldermen adopted a formal resolution to hold a City-wide referendum to approve an eminent domain proceeding or other acquisition of all or a portion of Pennichuck Water’s system serving the residents of the City and others.  In January 2003, Nashua residents approved the referendum.

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

The City’s 2003 proposal is not necessarily indicative of the valuation that would be assigned to our assets by the NHPUC.  The City’s proposal purported to cover all of our assets.

In March 2004, as part of the eminent domain process, the City filed a petition with the NHPUC seeking approval to acquire all of our water utility assets, whether or not related to our Nashua service area.  The NHPUC ruled in January 2005 that the City could not use the eminent domain procedure to acquire any of the assets of Pennichuck East or Pittsfield, and that, with regard to the assets of Pennichuck Water, the question of which assets, if any, could be taken by the City was dependent on a determination to be made after a hearing as to what was in the public interest.

Issues Presented to the NHPUC.  The NHPUC commenced a hearing on the merits of the City’s petition in January 2007.  As previously described, after two days, the hearing was suspended to give the City and Pennichuck an opportunity to engage in settlement discussions, and was subsequently resumed and completed in September 2007.  Briefs summarizing the arguments of each party were filed in the fourth quarter 2007.  A ruling by the NHPUC on the City’s petition may be issued at any time.

Given the highly integrated nature of Pennichuck Water’s system and the significant interests of other communities in Pennichuck Water’s service area, we expect that the NHPUC will have to address a number of unprecedented issues related to Pennichuck Water’s assets and operations outside the City of Nashua.  These issues could have an effect on any NHPUC determination regarding (i) whether a taking of Pennichuck Water’s assets by eminent domain would be in the public interest, including the portion, if any, of the Pennichuck Water assets that should be taken by eminent domain, and (ii) the amount of compensation that would have to be paid to Pennichuck Water if the City acquired any of its assets by eminent domain.  The staff of the NHPUC filed written testimony on April 13, 2006 in which it concluded that an eminent domain taking is not in the public interest, and restated that testimony during the hearing in September 2007.  Further information regarding the April 13, 2006 filings of the staff of the NHPUC is contained in Pennichuck's Current Report on Form 8-K dated April 13, 2006.  The position taken by the NHPUC staff does not constitute a determination by the NHPUC itself.  In supplemental filings with and in testimony before the NHPUC, the City has attempted to respond to the concerns expressed by the Staff in the April 13, 2006 filings.

The January 2003 referendum approved by the voters of the City creates a statutory presumption that an eminent domain taking is in the public interest.  We believe, however, that it may be possible for us to overcome that presumption and that under New Hampshire law the referendum is irrelevant to the issue of whether the City should be permitted to acquire any of Pennichuck Water’s assets that are not necessary to serve the City’s customers.

Uncertainty Regarding Compensation to Pennichuck Water.  If the City were successful in acquiring any of Pennichuck Water’s assets in an eminent domain proceeding, it is highly uncertain what valuation methodologies would be used in determining the compensation the City would have to pay to Pennichuck Water in exchange for taking these assets by eminent domain.  The total compensation awarded would comprise the value to be paid for the Pennichuck Water assets and the additional consequential damages, if any, caused by the severance of the plant and property proposed to be purchased from Pennichuck Water’s other plant and property.

If the NHPUC determines that a taking of Pennichuck Water assets by the City is in the public interest, we believe based on the testimony submitted to date, which is referred to below, that the NHPUC is likely to consider three valuation methodologies in determining the compensation to be paid to Pennichuck Water for its assets:

•

current replacement cost less depreciation,

•

capitalized earnings (i.e., a discounted cash flow method), and

•

comparable sales.

Although these methodologies are not expressly required by statute, in cases involving the valuation of utility property for purposes of property tax assessments, New Hampshire courts have recognized that all of these approaches to valuation should be given consideration.  However, there is no express requirement that the ultimate determination of value be based on any one or more of these methods, and the NHPUC may give weight to any one or more of them depending on the circumstances.  Moreover, the NHPUC could decide to use different methodologies to value different asset categories.  The choice of methodology may also depend on the scope of the assets to be taken.

Methodologies for determining the value of assets and the amount of damages suffered as a result of eminent domain takings by public utility commissions in other states may not be indicative of the methodologies that will be used by the NHPUC, because such determinations are dependent on the particular facts and circumstances of each case.

January 2006 Public Interest and Valuation Testimony.  On January 12, 2006, the City and Pennichuck Water filed significant written testimony, described below, with the NHPUC.  The City’s testimony addressed whether the City's taking of any Pennichuck Water assets by eminent domain would be in the public interest and the City’s valuation of Pennichuck Water.  Pennichuck Water's public interest testimony addressed, among other things, the impact of a taking of Pennichuck Water's assets on the customers of Pennichuck Water and its affiliates as well as on the Company's shareholders and the State of New Hampshire.  Also filed on January 12, 2006 was the City's testimony regarding the City's plans to engage a third party contractor to operate the water system.

Pennichuck Water's January 12, 2006 filing included the testimony of Robert Reilly, an accredited appraiser who is Pennichuck Water's valuation expert.  Mr. Reilly testified that if the City were to acquire all of Pennichuck Water's assets in an eminent domain proceeding, the NHPUC should value Pennichuck Water at $248.4 million as of December 31, 2004.  Mr. Reilly updated his testimony on November 14, 2006, supporting a value of $274.4 million as of December 31, 2005.  Mr. Reilly's testimony expresses his opinion of the fair market value of Pennichuck Water's assets.  In order to reach a value for Pennichuck Water's assets, Mr. Reilly was required to make numerous assumptions with respect to business, economic, regulatory and environmental factors and other matters, many of which are beyond Pennichuck Water's control.  While Mr. Reilly's testimony states his opinion of the fair market value of the assets that the City is seeking to acquire through eminent domain, it is not intended to predict the potential value of the stock of Pennichuck Water or that of the Company, nor is it possible to predict what price the assets of Pennichuck Water would in fact bring in an actual sale transaction.

The City's January 12, 2006 filings included the testimony of George E. Sansoucy, PE and Glenn C. Walker regarding Pennichuck Water's valuation as of December 31, 2004.  The Sansoucy/Walker testimony asserts that if the City were to acquire the entire water system of Pennichuck Water in an eminent domain proceeding, the NHPUC should value that water system at $85 million as of December 31, 2004.  Messrs. Sansoucy and Walker updated their testimony on November 14, 2006, supporting a value of approximately $139 million as of December 31, 2007.  Many of the valuation methodologies that Messrs. Sansoucy and Walker used in reaching their conclusion regarding the valuation of Pennichuck Water's water system differ materially from the valuation methodologies used by Pennichuck Water's valuation expert.  Similarly, Messrs. Sansoucy and Walker used one or more assumptions that vary materially from assumptions used by Pennichuck Water's valuation expert.

Pennichuck Water's expert valuation testimony and the expert valuation testimony submitted by the City have been submitted to the NHPUC for its consideration.  It is impossible to predict the valuation of Pennichuck Water that the NHPUC would utilize in determining the total compensation that the City would have to pay if the NHPUC authorizes the City to take Pennichuck Water assets by eminent domain.

Further information regarding the January 12, 2006 testimony is contained in Pennichuck’s Current Report on Form 8-K dated January 12, 2006 filed with the SEC.

Right to Appeal.  Pennichuck Water and the City as well as any party to the proceedings or any person directly affected would have the right to appeal directly to the New Hampshire Supreme Court any order issued by the NHPUC in the eminent domain proceeding.  However, the Supreme Court would overturn an order by the NHPUC only if it is demonstrated that the NHPUC has made an error of law or, by a clear preponderance of the evidence, that a factual or policy determination by the NHPUC was contrary to law, unjust or unreasonable.  The New Hampshire Supreme Court applies a presumption of reasonableness to factual determinations by the NHPUC.

Certain Tax Considerations.  If the City acquires for cash in an eminent domain proceeding any of Pennichuck Water’s assets, Pennichuck Water would be taxed as if it had willingly sold those assets to the City.  Unless we are able to utilize a special non-recognition provision discussed below, we would recognize gain for federal income tax purposes equal to the excess of the aggregate value Pennichuck Water receives for each asset less its adjusted tax basis in those assets.  The aggregate adjusted tax basis of Pennichuck Water’s assets is significantly less than the aggregate adjusted book value of those assets as reflected in our Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.  The difference exists primarily because the rate at which we depreciate Pennichuck Water assets for federal income tax purposes is greater than the depreciation rate that we use for financial reporting purposes.  Therefore, if the NHPUC were to value our assets using a methodology that results in a value equal to or greater than our adjusted book value, for example, the taxable gain that we would recognize from such sale would likely be material to Pennichuck.  If we then distributed the cash proceeds from such sale to our shareholders, another tax would be triggered at the shareholder level, with individual shareholders generally being taxed at a federal rate of 15% on the portion of the cash received.

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

City May Not Proceed with Acquisition.  In an eminent domain scenario, the City would not be bound to proceed with the acquisition until ratified by a vote of two-thirds of the Nashua Board of Aldermen.  In addition, we expect that the City would need to incur debt financing to fund the purchase, depending on the size of the transaction.  Consequently, even if the NHPUC authorizes the City to use eminent domain to acquire any or all of Pennichuck Water’s assets, there is no assurance that the City will proceed with the acquisition.

Our Opposition to a Forced Sale of Assets.  We have vigorously opposed the City's efforts to force Pennichuck Water to sell its assets to the City through the eminent domain proceeding, and we intend to continue to do so.  An important distinction between a forced sale of assets through an eminent domain proceeding and a negotiated acquisition of Pennichuck assets that might result from a comprehensive settlement is that, in the former circumstance, after we have exhausted our legal challenges to a forced sale of assets in an eminent domain proceeding and to the amount of damages that the City would have to pay to us as a consequence of such a taking, neither our Board of Directors nor our shareholders would have any right to approve the taking. Our eminent domain related-expenses have been significant, as disclosed elsewhere in this Annual Report on Form 10-K, and could continue to be significant depending on the outcome of the NHPUC proceeding.

Possible Regional Water District.  The City has entered into an agreement with certain other municipalities in southern and central New Hampshire to form the Merrimack Valley Regional Water District.  If the City should acquire any of Pennichuck Water’s assets, then the City could elect to transfer such assets to the District.  The District has the authority under New Hampshire law to issue bonds to fund a transfer of assets from the City, but the District does not have authority to take assets by eminent domain.  We are unable to predict what weight, if any, the NHPUC will give to the District’s existence in considering the merits of the City’s eminent domain petition.

Pittsfield Eminent Domain Actions.  The Town of Pittsfield voted at its 2003 town meeting to acquire the assets of our Pittsfield subsidiary by eminent domain.  In April 2003, the Town notified us in writing of the Town’s desire to acquire the assets.  We responded that we did not wish to sell the assets.  Thereafter, no further action was taken by the Town until March 2005, when the Town again voted to take the assets of our Pittsfield subsidiary and also to appropriate $60,000 for the eminent domain process.  On March 22, 2005, we received a letter from the Town reiterating the Town’s desire to acquire the assets of our Pittsfield subsidiary.  We do not have a basis to evaluate whether the Town will actively pursue the acquisition of our Pittsfield assets by eminent domain, but since the date of the Town’s letter to us, the Town has taken no further legal steps required to pursue eminent domain under New Hampshire RSA Chapter 38.

Bedford Eminent Domain Actions.  The Town of Bedford voted at its town meeting in March 2005 to take by eminent domain the Company's assets within Bedford for purposes of establishing a water utility, and by letter dated April 4, 2005 inquired whether the Company, and any relevant wholly owned subsidiary of the Company, is willing to sell its assets to Bedford.  The Company responded by letter dated June 1, 2005, informing the Town that the Company does not wish to sell those assets located in Bedford that are owned by any of its subsidiaries.  The Company has not received a response to its letter, and since the date of the Town’s letter to us, the Town has taken no further legal steps required to pursue eminent domain under New Hampshire RSA Chapter 38.  During the hearing regarding the proposed eminent domain taking by Nashua, the witness for the Town of Bedford testified that the Town's interest in a possible taking of assets of the Company related to a situation in which Nashua might acquire less than all of the Company's assets, leaving the system in Bedford as part of a significantly smaller utility.

ITEM 1A.

RISK FACTORS

There are various risks involved in investing in our Company, some of which are described below.  Investors should carefully consider each of the following factors and all of the other information in this Annual Report on Form 10-K, including information that is incorporated in this Annual Report on Form 10-K by reference.

Risks Related to Our Water Utilities

The City of Nashua’s use of the power of eminent domain to acquire a significant portion of our water utility assets creates uncertainty and may result in material, adverse consequences for us and our shareholders.

We are involved in ongoing proceedings with the City of Nashua (the “City”) regarding the City’s desire to acquire all or a significant portion of the water utility assets of Pennichuck Water, our principal subsidiary.  The City is pursuing such acquisition pursuant to its power of eminent domain under New Hampshire law.  Whether the City will ultimately be permitted to acquire any or all of such assets and, if so, the compensation that the City would have to pay us for those assets are highly uncertain.  Furthermore, such compensation could give rise to material income tax liabilities at the corporate level, thereby effectively reducing our remaining net assets.

Our Board of Directors and shareholders would not have the right to approve a forced sale of Pennichuck Water assets to the City in an eminent domain proceeding or the amount of damages that the City would have to pay to us as a consequence of such a taking.  If the New Hampshire Public Utilities Commission (the “NHPUC”) authorizes the City to use eminent domain to acquire any or all of Pennichuck Water’s assets, the City would not be bound to proceed with the acquisition, and could decide not to proceed.

Given the highly integrated nature of our businesses, a forced sale of a significant portion of Pennichuck Water’s assets may result in increased costs and operating inefficiencies borne by our remaining water utilities.  Additionally, Service Corporation’s ability to service its existing contracts, as well as pursue additional operating contracts, could be impaired.  The existence of a pending eminent domain proceeding also could adversely affect our future prospects and result in the loss of one or more key employees.

Our Company may not have the opportunity to contract to operate for the City all or any portion of the Pennichuck Water system that the City could acquire in an eminent domain proceeding.  According to the City's filings with the NHPUC, if the City acquires all or any portion of the Pennichuck Water system in an eminent domain proceeding, the City intends to enter into an Operation, Maintenance and Management Agreement with Veolia Water North America - Northeast LLC to operate that water system.  We understand that the City has not yet entered into a definitive agreement with Veolia for the operation of the water system, but that the City and Veolia have entered into a binding Memorandum of Understanding pursuant to which the City is obligated to pay a termination fee to Veolia if the City were to reach a settlement with Pennichuck Water and Veolia is not the operator of the system, if the City withdraws its eminent domain petition at any time prior to a final order of the NHPUC (including all appeals by Pennichuck Water) or if the City rebids the operation, maintenance and management of the water system.  According to the City’s filings, Veolia is a wholly owned subsidiary of Veolia Environment (a French company, which formerly was known as Vivendi Environment).

Our vigorous opposition to the City’s efforts to acquire our assets by eminent domain has had, and may continue to have, a material adverse effect on our operating results and has been, and may continue to be, a significant distraction to our management.

We have vigorously opposed the City’s efforts to acquire our assets by eminent domain and intend to continue to do so.  While we have publicly stated our willingness to consider any future comprehensive settlement proposals the City may wish to make, to our knowledge none are currently pending.  Our eminent domain-related expenses have been significant and it is possible that these expenses will continue to be significant depending on the outcome of the NHPUC proceeding.  For 2007, these expenses were approximately $0.9 million, versus $2.4 million in each of years 2006 and 2005.

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

We expect the NHPUC to rule definitively on the City’s petition shortly, although there is no statutory timetable governing such ruling.  Given the highly uncertain outcome of this proceeding, we may find that we are unable to, or elect not to, issue or remarket certain debt securities pending the definitive ruling on the City’s petition or we may find that the cost that we incur in connection with the issuance or remarketing of such debt increases materially.  If we are unable to, or elect not to, issue or remarket such debt, we would expect to rely primarily on our available cash and short-term investment balances and, thereafter, on our bank revolving credit facility to finance our capital projects.  Our borrowing cost under that credit facility would likely be materially higher than tax-exempt bond financing costs.  Borrowings under the credit facility would also reduce our liquidity to meet other obligations.  For additional information, see Item 7 of this Annual Report on Form 10-K (“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”).

Our water utility business requires significant capital expenditures and the rates we charge our customers are subject to regulation.  If we are unable to obtain government approval of our requests for rate relief, or if approved rate relief is untimely or inadequate to cover our investments, our operating results would suffer.

Our ability to maintain and meet our financial objectives is dependent upon the rates we charge our customers.  These rates are subject to approval by the NHPUC.  We file rate relief requests, from time to time, to recover our investments in utility plant and expenses.  The water utility business is capital intensive.  We typically spend significant sums each year for additions to or replacement of property, plant and equipment.  Once we file a rate relief petition with the NHPUC, the ensuing administrative and hearing process may be lengthy and costly.  The timing of our rate relief requests are therefore partially dependent upon the estimated cost of the administrative process in relation to the investments and expenses that we hope to recover through the rate relief to the extent approved.  We can provide no assurances that any future rate relief request will be approved by the NHPUC; and, if approved, we cannot guarantee that the rate relief will be granted in a timely or sufficient manner to cover the investments and expenses for which we initially sought such rate relief.

The relatively large magnitude of the future rate relief that we expect to request in order to obtain recovery of and a return on projected 2008 to 2010 capital expenditures (as well as previously incurred expenditures for projects which are used and useful but are not yet reflected in rates) may adversely affect our ability to obtain timely and adequate rate relief and, therefore, could adversely affect our ability to service the debt that we have incurred and expect to incur to finance such projects.

During 2008, and to a lesser extent in 2009 and 2010, our capital expenditures will be particularly large as we complete upgrading our water treatment plant to meet more stringent federally mandated water quality standards, undertake various water distribution, storage, supply, maintenance, rehabilitation and replacement projects and implement a proposed radio-based meter reading system.

Given the relatively large magnitude of our construction program, we expect that our future rate relief requests will be significant.  We intend to submit one or more requests for rate relief in anticipation of significant components of our capital projects being placed into service.  There can be no assurance that the NHPUC will approve future rate relief in a timely or sufficient manner to cover our investments and expenses during the 2008 to 2010 period.  Our ability to service the debt that we have incurred and expect to incur to finance our 2008 to 2010 construction program would be adversely affected if we were unable to obtain timely and adequate rate relief relating to the capital expenditures incurred during that program.

Our financial flexibility may be limited during the next several years, as our long-term debt and our ratio of total debt to total capitalization will likely increase significantly as a consequence of our intended funding of projected capital expenditures for the 2008 to 2010 period.

As of December 31, 2007 our total common equity and total debt were $45.6 million and $64.7 million, respectively, resulting in a total debt to total capitalization ratio of 58.7%.  We project that toward the end of our projected 2008-2010 capital expenditures program, our total debt (net of mandatory and discretionary debt refinancings) will be in the range of $75 million and our total debt to total capitalization (net of cash balances, if any) will be in the range of 60%.

The projected increase in our total debt and in our ratio of total debt to total capitalization may limit our ability to fund our operations, to pay dividends on our common stock and to pursue acquisitions.  These projected increases may also limit our ability to renew our revolving credit facility which is currently scheduled to expire on June 30, 2009, or otherwise adversely affect our access to long-term debt at reasonable costs and terms.

Changes in the U.S. debt markets, including especially adverse changes to the financial condition of our bond insurer, has had and may continue to have an adverse effect on the interest expense we incur for certain tax-exempt financing and in the future may require Pennichuck to accept less advantageous terms and conditions on its tax-exempt financing.

Each of Pennichuck Water's seven outstanding tax-exempt bonds is insured pursuant to bond insurance policies provided by American Municipal Bond Assurance Corporation ("AMBAC").  In addition, AMBAC has provided an insurance policy for the Series BC-2 Bonds.  As more fully discussed elsewhere in this Annual Report on Form 10-K, the Series BC-2 Bonds will become an obligation of Pennichuck Water, as insured by AMBAC, as and when the related proceeds are loaned to Pennichuck Water.

Historically, utilizing AMBAC bond insurance has had the effect of achieving a Moody’s credit rating of Aaa, resulting in a lower interest rate than would have been the case had Pennichuck Water borrowed on its stand-alone Moody’s credit rating of Baa3.  Historically, such interest rate savings were greater than the cost of bond insurance, resulting in lower net borrowing costs with bond insurance.

In late 2007 and early 2008, the major independent credit rating service providers (i.e., Moody's, Standard & Poor's and Fitch Investors Service) commenced reviews of their credit ratings of AMBAC and several other monoline bond insurers.  In certain cases, such ratings have been downgraded or placed under active review for possible downgrade.  These actual and potential downgrades may have the effect of diminishing, and in certain instances eliminating, the net benefit to borrowers through utilization of AMBAC bond insurance.

Pennichuck Water's $15 million Series BC-1 Bonds, for which the interest rate is adjusted every 35-days pursuant to auction procedures, have been adversely affected primarily by uncertainties with respect to AMBAC's credit rating and are likely to continue to be adversely impacted until such uncertainties are resolved or the bonds are converted to a fixed rate.  Furthermore, the level at which such interest rate can be fixed will depend upon the status of AMBAC's credit ratings at the time of conversion.

In addition, the $16.4 million Series BC-2 Bonds are subject to mandatory tender and remarketing on May 1, 2008.  Pennichuck Water expects to borrow a portion of such amount at that time and record a long-term liability therewith.  The interest rate resulting from such remarketing will depend upon the status of AMBAC's credit ratings at the time of remarketing.

Also, Pennichuck Water's $6 million Series B-1 Bonds are subject to mandatory tender and remarketing on October 1, 2008.  The interest rate resulting from such remarketing will depend upon the status of AMBAC's credit ratings at the time of remarketing.

No assurance can be given as to the ultimate outcome of the pending reviews of AMBAC's credit ratings nor can any assurance be given as to the impact of such pending reviews on interest rates for new issues or remarketings of Pennichuck Water's bonds that are insured by AMBAC.  No assurance can be given as to the net benefit, if any, to Pennichuck Water through the utilization of AMBAC bond insurance.  In the absence of any net benefit, Pennichuck Water may seek alternate forms of third party credit enhancement (i.e. bank letters of credit) or may seek to borrow on a stand-alone basis.  No assurance can be given as to availability, terms and conditions and net benefit, if any, through the utilization of alternate third party credit enhancement.  Furthermore, should Pennichuck Water seek to borrow on a stand-alone basis, its cost of borrowing is likely to be higher than, and its borrowing terms and conditions are likely to be less flexible than, comparable results for borrowings supported by a Aaa bond insurance policy as anticipated at the October 2005 implementation of its tax-exempt bond financing plan for the Water Treatment Plant and other capital expenses.

We may not be able to maintain our existing indebtedness or to incur additional indebtedness under our existing long-term and revolving debt facilities, if our future credit ratios do not satisfy the requirements under those facilities.

Our ability to issue long-term debt is subject to us satisfying certain financial ratios at the time of such borrowing (i.e., debt incurrence tests).  Similarly, our ability to access funds under our revolving credit facility is subject to maintaining certain financial ratios (i.e., maintenance tests). These ratios limit the amount of long-term debt relative to net plant and the amount of total debt to total capitalization and also specify minimum amounts of earnings and cash flow available to pay interest and fixed charges as a percentage of such interest and fixed charge amounts. We were in compliance with such tests as of December 31, 2007. Our ability to incur significant additional long-term debt and to continue to satisfy these tests depends, among other factors, on receipt of timely and adequate rate relief.

Should we be unable to issue long-term debt, to borrow under our revolving credit facility or otherwise to access traditional sources of funds at reasonable costs and terms, our ability to finance our 2008-2010 capital expenditures program on a timely basis could be materially impaired.  In such event, we may need to seek other forms of capital at less favorable costs and terms or defer or reduce some of our capital expenditures.  Any delay in implementing capital improvements could adversely affect our ability to request and receive rate relief from the NHPUC relating to capital expenditures incurred by us and could give rise to contractual penalties.

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

An eminent domain taking or temporary use by any governmental body of all or substantially all of the tangible property of Pennichuck Water used or useful in its business as a water company would result in a mandatory redemption of our long-term debt.  We expect that any taking of Pennichuck Water's assets by the City in the eminent domain matter now pending before the NHPUC (or a bona fide sale in lieu of such taking has occurred) would represent the taking of substantially all of Pennichuck Water’s tangible property used or useful in its business as a water company and would therefore trigger mandatory redemption of our long-term debt.  Similarly, our revolving credit facility with Bank of America provides that any indebtedness outstanding under the facility would be due upon the City acquiring all or a material portion of Pennichuck Water’s assets in an eminent domain proceeding.  Also, no new borrowings would be permitted under such facility.  Such acceleration could adversely affect our financial condition and operating results if we are unable to repay such indebtedness at that time or to refinance the indebtedness on equally favorable terms and conditions or to incur new borrowings.

If we are unable to manage the construction phases of our 2008 to 2010 capital expenditure program successfully, such that we are unable to complete the upgrade of our water treatment plant on a timely basis, our operating results could be adversely affected and the total amount of capital expenditures may exceed our projected capital resources.

Our significant projected capital expenditures for the 2008 to 2010 period result primarily from our need to upgrade our water treatment plant to meet federally mandated standards.  The water treatment plant project is being constructed in stages.  The initial stage began in the second half of 2005 and we expect that the project will be completed in early 2009.

The principal risk that we believe is associated with our water treatment plant construction project is that the capital investment cannot be included in rate relief until the project is in service.  Therefore, the timing of rate relief will be adversely affected if construction problems or other factors delay the operation of new plant components.

If we are unable to successfully manage the construction phases of our 2008 to 2010 capital expenditure program, such that we are unable to complete the upgrade of our water treatment plant on time to comply with federal standards, our operating results could be adversely affected and the total amount of capital expenditures during the period may exceed our projected capital resources.  If mismanagement is determined to have resulted in cost overruns, then the NHPUC may not allow recovery for all of the costs associated with the project.

We may be restricted by one or more debt agreements from paying dividends in amounts similar to dividends that our Company has paid in recent periods, or, in more unlikely circumstances, from continuing to pay any dividend.

There can be no assurance that we will continue to pay dividends in the future or, if dividends are paid, that they will be in amounts similar to dividends that our Company has paid in recent periods.  It is our current intention, however, to continue to pay comparable cash dividends in the future, subject to the terms of our Company’s debt agreements.  Certain bond and note agreements as well as our revolving credit facility require, among other things, restrictions on the payment or declaration of dividends.

The loss of a significant commercial or industrial customer can and has adversely affected our operating results and cash flows.

Our revenues will decrease, and such decrease may be material, if a significant commercial or industrial customer terminates or materially reduces its use of our water.  Our largest industrial customer is an Anheuser Busch (“AB”) bottling plant located in Merrimack, New Hampshire.  If AB or any other large commercial or industrial customer reduces or ceases its consumption of our water, we may seek NHPUC approval to increase the rates of our remaining customers to recover any lost revenues.  There can be no assurance, however, that the NHPUC would approve such a rate relief request, and even if it did approve such a request, it would not apply retroactively to the date of the reduction in consumption.  The delay between such date and the effective date of the rate relief may be significant and adversely affect our operating results and cash flows.

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

The acquisition and integration of water systems is an important element in our growth strategy.  This strategy depends on identifying suitable acquisition opportunities and reaching mutually agreeable terms with acquisition candidates.  The negotiation of potential acquisitions as well as the integration of acquired businesses could require us to expend significant costs and resources.  Further, acquisitions may result in dilution for the owners of our common stock, our incurrence of debt and contingent liabilities, and fluctuations in quarterly results.  In addition, the businesses and other assets we acquire may not achieve the financial results that we expected.

The current concentration of our business in southern and central New Hampshire makes us susceptible to any adverse development in local regulatory, economic, demographic, competitive and weather conditions.

Our core service area comprises Pennichuck Water’s franchise in the City of Nashua, New Hampshire and portions of the surrounding towns of Amherst, Hollis and Merrimack.  Pennichuck East serves a similar area in southern and central New Hampshire, east of the Merrimack River and Pennichuck Water’s core service area.  Our revenues and operating results are therefore subject to local regulatory, economic, demographic, competitive and weather conditions in these areas.  A change in any of these conditions could make it more costly or difficult for us to conduct our business.  In addition, any such change would have a disproportionate effect on us, compared to water utility companies that do not have such a geographic concentration.

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

Our water supply is subject to contamination from the migration of naturally occurring substances in groundwater and surface systems, as well as pollution resulting from man-made sources.  In the event that our water supply is contaminated, we may have to interrupt the use of that water supply until we are able to substitute the flow of water from an uncontaminated water source through our interconnected transmission and distribution facilities.  In addition, we may incur significant costs in order to treat the contaminated source through expansion of our current treatment facilities or development of new treatment methods.  Our inability to substitute water supply from an uncontaminated water source, or to adequately treat the contaminated water source in a cost effective or timely manner, may have an adverse effect on our operating results, financial condition and cash flows.

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

The success of our acquisition strategy depends significantly on the services of the members of our senior management team and the departure of any of those persons could cause our operating results to suffer.

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

In our target market of New Hampshire and nearby portions of Maine, Massachusetts and Vermont, municipalities and communities own and operate the majority of water systems.  A significant portion of Service Corporation’s marketing and sales efforts is spent demonstrating the benefits of contract operations to elected officials and municipal authorities.  Employee unions and certain “public interest” groups generally oppose the principle of outsourcing these services to companies like us and are active opponents in this process.  The political environment means that decisions are made based on many factors, not just economic factors.  There can be no assurance that we can maintain or expand our water management business.

Our water management subsidiary’s business depends on trained, qualified employees.

State regulations set the staff training, experience and staff qualification standards required for Service Corporation’s employees to operate specific water facilities.  We must recruit, retain and develop qualified employees, maintain training programs and support employee advancement.  We must provide the proper management and operational staff of state-certified and qualified employees to support the operation of water facilities.  Failure to do so could put us at risk, among other things, for operational errors at the facilities, which could have an adverse effect on our water management business.

Our water management subsidiary’s business is subject to environmental and water quality risks.

Clients of Service Corporation are owners of the facilities that we operate under contract.  The facilities must be operated in accordance with various federal and state water quality standards.  We also handle certain hazardous materials at these facilities, for example, sodium hydroxide.  Any failure of our operation of the facilities, including noncompliance with water quality standards, hazardous material leaks and spills, and similar events, could expose us to environmental liabilities, claims and litigation costs.  We cannot assure you that we will successfully manage these issues and failure to do so could have a material adverse effect on our future results of operations.

Risks Related to Our Real Estate Activities

The cost of obtaining development permits and other land use approvals, as well as fluctuations in interest rates, construction costs and economic conditions prevailing in the Nashua/Merrimack area and the supply of investment capital for commercial real estate and related assets, could adversely affect the value of our undeveloped land.

Primarily through our Southwood subsidiary, we own or control several parcels of developable land in Nashua and Merrimack, New Hampshire, comprising approximately 450 acres.  During the next several years, if and to the extent that opportunities arise, we expect to pursue, directly or indirectly, the permitting and other land use approvals necessary to realize some or all of the value of those parcels.  We may undertake those efforts either alone or in concert with others.  The value we realize for our undeveloped land will depend primarily on whether development permits and other land use approvals can be obtained in a timely, cost effective manner.  The process of obtaining such permits and approvals is inherently uncertain, lengthy and expensive.  The value of our undeveloped land may also be affected by fluctuations in interest rates, construction costs and economic conditions prevailing in the Nashua/Merrimack area and the supply of investment capital for commercial real estate and related assets.

The disposition of a single significant real estate investment could increase fluctuations in our operating results and cash flows.

The disposition of a single significant Southwood investment can affect our financial performance in any period and, therefore, our real estate investment activities could increase (and have historically increased) fluctuations in our operating results and cash flows.

In January 2008, we announced the sale of the three commercial office buildings that comprised substantially all of the assets of HECOP I, II and III.  Our 50% share of net cash proceeds, after retirement of mortgage notes and payment of expenses of sale, but before income taxes, was approximately $3.9 million.  The first quarter 2008 pre-tax non-operating income from this sale is approximately $3.7 million.

Other Risks

There is a limited trading market for our common stock; you may not be able to resell your shares at or above the price you pay for them.

Although our common stock is listed for trading on the NASDAQ Global Market, the trading in our common stock has substantially less liquidity than many other companies quoted on the NASDAQ Global Market.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common stock at any given time.  This presence in turn depends on the individual decisions of investors and general economic and market conditions over which we have no control.  As a consequence of the limited volume of trading in our common stock, a sale of a significant number of shares of our common stock in the open market could cause our stock price to decline.

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

Authorized Shares.  Our Articles of Incorporation authorize the issuance of 11,500,000 shares of common stock and 115,000 shares of preferred stock.  The shares of common stock and preferred stock were authorized in an amount greater than intended to be issued to provide our Board of Directors with as much flexibility as possible to effect, among other transactions, financings, acquisitions, stock dividends, stock splits and employee stock option grants.  However, these additional authorized shares may also be used by the Board of Directors to deter future attempts to gain control of the Company.  The Board of Directors has sole authority to determine the terms of any one or more series of preferred stock, including voting rights, conversion rates and liquidation preferences.  As a result of the ability to fix voting rights for a series of preferred stock, the board has the power to issue a series of preferred stock that would have the effect of discouraging or blocking a post-tender offer merger or other transaction by a third party.

Shareholder Rights Plan.  Our Board of Directors has adopted a shareholder rights plan.  The rights plan is intended to improve the bargaining position of our Board of Directors in the event of an unsolicited offer to acquire the Company’s outstanding common stock.  Under the terms of the rights plan, a preferred stock purchase right is attached to each share of our outstanding common stock that is currently outstanding or becomes outstanding before the rights become exercisable, are redeemed or expire.  The rights will become exercisable only if an individual or group has acquired or obtained the right to acquire or announced a tender or exchange offer that if consummated would result in such individual or group acquiring beneficial ownership of 15% or more of our outstanding common stock.  Upon the occurrence of a triggering event, the rights will entitle every holder of our common stock, other than the acquirer, to purchase our stock or stock of our successor on terms that would likely be economically dilutive to the acquirer.  Our Board of Directors, however, has the power to amend the rights plan so that it does not apply to a particular acquisition proposal or to redeem the rights for a nominal value before they become exercisable.  We believe these features will likely encourage an acquirer to negotiate with our Board of Directors before commencing a tender offer or to condition a tender offer on the board taking action to prevent the rights from becoming exercisable.

Supermajority Shareholder Approval May be Required for Fundamental Transactions with an “Interested Shareholder.”  Our Articles of Incorporation require that certain fundamental transactions must be approved by the holders of two-thirds of each class of stock entitled to vote and two-thirds of the total number of shares entitled to vote, unless a majority of “disinterested directors” has approved the transaction and other specified conditions are satisfied, in which case the required shareholder approval will be the minimum approval required by applicable law.  The transactions that are subject to this provision are various fundamental transactions between us and an “interested shareholder” or an affiliate of that shareholder.  These transactions include certain sales or other dispositions of our assets, certain issuances of our capital stock, certain transactions involving our merger, consolidation, division, reorganization, dissolution, liquidation or winding up or certain amendments of our Articles of Incorporation or bylaws.  We believe that the interested shareholder provision will likely encourage an acquirer to negotiate with the Board of Directors before commencing a tender offer.

Approval of the NHPUC would be required for any acquisition of the Company and the NHPUC would consider factors other than what is in the best interest of our shareholders.

Our water utility subsidiaries are regulated by the NHPUC.  The NHPUC takes the position that under New Hampshire law, water utility holding companies may not be acquired unless and until there is an order of the NHPUC approving the acquisition.  In practice, companies acquiring water utility holding companies in New Hampshire have typically sought NHPUC approval as a condition of any transaction.  The NHPUC may approve an acquisition only if it determines that the acquisition will not have an adverse effect on rates, terms, service or operation of the utilities and is lawful, proper and in the public interest.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

Office Buildings

We own a building in Nashua which serves as an operations center and storage facility for our construction and maintenance activities.  See Item 1 above for additional information.  Except as noted in “Note 3—Debt” in the accompanying Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, there are no mortgages or encumbrances on our properties.

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

3.

A raw water intake and pumping facility located on the Merrimack River in Merrimack, New Hampshire.  Pennichuck Water has a permit from the Army Corps of Engineers to withdraw up to 30 mgd of water from the Merrimack River at this intake.  The existing pumps are capable of providing up to 16.2 mgd.  This supplemental water supply provides an additional source of water during dry summer periods and will provide a long-term supply for Pennichuck Water’s service area.

4.

Approximately 672 acres of land located in Nashua and Merrimack which are owned and held for watershed and reservoir purposes.

5.

Fourteen water storage reservoirs having a total storage capacity of 22.3 million gallons, six of which are located in Nashua, two in Amherst, one in Bedford, one in Derry, one in Litchfield, one in Pelham, one in Barnstead and one in Hollis, New Hampshire.

6.

A 900,000 gallon per day gravel-packed well located in Amherst, New Hampshire.

The sources of supply for Pennichuck East Utility, Inc. (“Pennichuck East”) consist of a well system, owned by the Town of Hudson, in Litchfield, New Hampshire, purchased water from Manchester Water Works, Hooksett Village Water Precinct, the Town of Derry, the Town of Raymond, or individual bedrock wells.  Pennichuck East has entered into long-term water supply agreements to obtain water from Hudson and Manchester Water Works.

Pittsfield Aqueduct Company, Inc. (“Pittsfield”) owns the land surrounding Berry Pond and it treats the water from this Pond through a 0.5 mgd water filtration plant located in Pittsfield, New Hampshire.  Berry Pond serves as the sole source of supply for Pittsfield.

Water Distribution Facilities

The distribution facilities of our regulated water companies consist of, among other assets, the following:

	Pennichuck Water	Pennichuck East	Pittsfield	Total
Transmission & distribution mains (in miles)	437	132	40	609
Service Connections	25,576	5,313	1,755	32,644
Hydrants	2,442	454	65	2,961

Land Held for Future Commercialization

As of December 31, 2007, the remaining portfolio of land held for future commercialization aggregated approximately 450 acres.  Titles to these properties are held in the name of either Pennichuck Corporation or Southwood Corporation and are managed by Southwood.  The portfolio is comprised of 8 separate parcels.  One parcel, aggregating approximately 40 acres, is located within the municipality of Nashua, New Hampshire and the remaining 7 parcels, aggregating 410 acres, are located within the municipality of Merrimack, New Hampshire.

The entire portfolio of land held for future commercialization is classified under “current use” status, resulting in an assessment that is based on the property’s actual use and not its highest or best use.

ITEM 3.

LEGAL PROCEEDINGS

On March 25, 2004, the City of Nashua, New Hampshire (the “City”) filed a petition with the New Hampshire Public Utilities Commission (the “NHPUC”) under the New Hampshire utility municipalization statute, NHRSA Ch. 38, seeking to take by eminent domain all of the utility assets of the Company’s three utility subsidiaries.  Under NHRSA Ch. 38, if the NHPUC makes a finding that it is in the public interest to do so, a municipality may take the assets of a utility providing service in that municipality.  The NHPUC is also charged with determining the amount of compensation for the assets that it finds is in the public interest for the municipality to take.  On January 21, 2005, the NHPUC issued an order ruling, among other things, that (1) the City does not have the legal authority to pursue a taking of the assets of the two Pennichuck utility subsidiaries that provide no service in Nashua, Pennichuck East  and Pittsfield and (2) the City does have the legal authority to pursue a potential taking of all of the assets of Pennichuck Water, subject to a determination by the NHPUC as to what portion of those assets, if any, it is in the public interest for the City to take.  Please see Item 1 for a discussion of the background of the proceeding, the issues and uncertainties associated with the proceeding and the possible outcomes of the proceeding.

As described above, the eminent domain merits hearing before the NHPUC began on January 10, 2007 but was subsequently suspended through July 16, 2007 by agreement of the parties (“Stay Agreement”) to allow the City and Pennichuck to engage in settlement discussions.  On July 16, 2007, the Stay Agreement expired without the parties having reached a settlement of their eminent domain dispute.  While we have publicly stated our willingness to consider any future comprehensive settlement proposals the City may wish to make, to our knowledge none are currently pending.  We remain vehemently opposed to the City's proposed eminent domain taking of Pennichuck Water assets.

The merits hearing resumed on September 4, 2007 and concluded on September 26, 2007.  Briefs summarizing the arguments of each party were filed in the fourth quarter 2007.  A ruling by the NHPUC on the City’s petition may be issued at any time.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K, no matters were submitted to a vote of security holders.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Market and trades under the symbol “PNNW.”  On March 7, 2008, there were approximately 632 holders of record of the 4,233,235 shares of our common stock outstanding.  The closing price per share of our common stock on March 7, 2008 was $23.80.  The following table sets forth the comparative market prices per share of our common stock based on the high and low closing sale prices as reported on the NASDAQ Global Market during the applicable periods and the dividends declared by our Company during those periods.

			Dividends
Period	High	Low	Declared
2007
Fourth Quarter	$26.71	$23.72	$.165
Third Quarter	26.92	23.26	.165
Second Quarter	26.88	22.87	.165
First Quarter	24.45	20.05	.165

2006
Fourth Quarter	$21.15	$17.58	$.165
Third Quarter	20.40	17.10	.165
Second Quarter	25.04	19.34	.165
First Quarter	25.74	20.28	.165

We expect to continue to pay comparable cash dividends in the future, subject to the terms of our debt agreements.  Certain covenants in Pennichuck Water Works, Inc.’s and Pennichuck East Utility, Inc.’s loan agreements as well as our Bank of America revolving credit loan agreement effectively restrict our ability to upstream common dividends from Pennichuck Water Works, Inc. and Pennichuck East Utility, Inc. as well as to pay common dividends to our shareholders.

Several of Pennichuck Water Works, Inc.’s loan agreements contain a covenant that requires Pennichuck Water Works, Inc. to maintain a minimum net worth of $4.5 million.  As of December 31, 2007, Pennichuck Water Works, Inc.’s net worth was $40.2 million.  One of Pennichuck East Utility, Inc.’s loan agreements contains a covenant that requires Pennichuck East Utility, Inc. to maintain a minimum net worth of $1.5 million.  As of December 31, 2007, Pennichuck East Utility, Inc.’s net worth was $6.0 million.  Additionally, our Bank of America revolving credit loan agreement contains a covenant that requires we maintain a minimum consolidated tangible net worth of $35.0 million plus equity proceeds subsequent to December 31, 2005.  As of December 31, 2007 our consolidated net worth was $45.6 million.

See Note 3 of the accompanying Notes to Consolidated Financial Statements for further discussion regarding these and other debt covenants.

The following graph provides a comparison of the yearly cumulative total shareholder return on the common stock of our Company for the last five years with the yearly cumulative total return on the Standard & Poor’s 500 Index and the average yearly cumulative total return of an industry peer group over the same period, assuming a $100 investment on December 31, 2002.  All of these cumulative returns are computed assuming the reinvestment of dividends at the frequency with which dividends were paid during applicable years.  Historical stock performance during this period may not be indicative of future stock performance.

	Base
	Period
Company Name / Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
PENNICHUCK CORP	100	101.08	96.33	103.90	106.15	143.91
S&P 500 INDEX	100	128.68	142.69	149.70	173.34	182.86
PEER GROUP *	100	127.69	147.04	192.26	192.60	185.45

*  The Peer Group companies consist of American States Water Co., Aqua America Inc., Artesian Resources Corporation, BIW Ltd., California Water Service Group, Connecticut Water Service Inc., Middlesex Water Company, Pennichuck Corporation, SJW Corporation, Southwest Water Company and The York Water Company.

It should be noted that this graph represents historical stock performance and is not necessarily indicative of any future stock price performance.  Equity plan information required by this item will appear under “Equity Compensation Plans” in the Proxy Statement which we intend to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2007.  Such information is incorporated by reference into this Annual Report on Form 10-K.

ITEM 6.

SELECTED FINANCIAL DATA

We have derived the selected historical financial data as of and for each of the years presented from our audited consolidated financial statements and related notes.  You should read the information below in conjunction with our consolidated historical financial statements and related notes and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in this Annual Report on Form 10-K. Stock information has been adjusted to reflect the four-for-three stock splits effected June 1, 2005.

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	($000’s, except share and per share data)
Consolidated Statements of Income:
Operating revenues:
Water utility operations	$27,217	$21,974	$21,551	$19,601	$18,680
Water management services	2,287	2,334	2,051	1,932	1,702
Real estate operations	23	106	206	1,304	532
Other	8	67	56	55	57
Total operating revenues	29,535	24,481	23,864	22,892	20,971
Operating expenses:
Water utility operations	19,437	18,246	16,839	15,192	14,567
Water management services	2,092	2,093	1,818	1,341	1,521
Real estate operations	296	215	218	282	104
Other	44	274	158	28	1
Total operating expenses	21,869	20,828	19,033	16,843	16,193
Operating income	7,666	3,653	4,831	6,049	4,778
Eminent domain and regulatory investigation expenses	(897)	(2,355)	(2,391)	(1,364)	(1,114)
Net earnings (loss) from investments accounted for under the equity method	60	(34)	15	195	417
Other income, net	1,255	713	41	31	56
Allowance for funds used during construction	517	1,015	318	93	4
Interest income	166	428	226	3	12
Interest expense	(2,875)	(2,501)	(2,275)	(2,048)	(1,985)
Income before provision for income taxes	5,892	919	765	2,959	2,168
Provision for income taxes	(2,311)	(349)	(291)	(1,140)	(888)
Minority interest	—	—	3	1	(33)
Net income	$3,581	$570	$477	$1,820	$1,247
Earnings per common share (diluted)	$0.84	$0.14	$0.13	$0.57	$0.39
Weighted average shares outstanding (diluted)	4,269,241	4,215,724	3,709,962	3,211,487	3,197,597
Cash dividends declared per common share	$0.66	$0.66	$0.66	$0.65	$0.63

	As of December 31,
	2007	2006	2005	2004	2003
	($000’s)
Consolidated Balance Sheets:
Property, plant and equipment, at original cost less accumulated depreciation.	$140,326	$124,160	$102,093	$90,886	$85,727
Total assets	168,588	144,905	133,586	102,127	97,210
Line of credit	—	—	—	3,800	2,000
Current portion of long-term debt	6,675	474	118	9,889	368
Long-term debt including current portion	64,672	48,170	41,456	26,835	27,247
Shareholders’ equity	45,565	44,550	45,636	30,151	30,172
Total capitalization including line of credit	110,237	92,720	87,092	60,786	59,419

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The Company is a non-operating holding company whose income is derived from the earnings of five wholly owned subsidiaries.  We are engaged primarily in the collection, storage, treatment and distribution of potable water for domestic, industrial, commercial and fire protection service in New Hampshire through our three utility subsidiaries: Pennichuck Water Works, Inc. (“Pennichuck Water”), Pennichuck East Utility, Inc. (“Pennichuck East”) and Pittsfield Aqueduct Company, Inc. (“Pittsfield”).  Our water utility revenues constituted 92.2% of our consolidated revenues in 2007.  Pennichuck Water, our principal subsidiary which was established in 1852, accounted for 73.7% of our 2007 consolidated revenues.  Pennichuck Water’s franchise area presently includes the City of Nashua, New Hampshire (the “City”) and 10 surrounding municipalities.

Our water subsidiaries are regulated by the New Hampshire Public Utilities Commission (the “NHPUC”) and must obtain NHPUC approval to increase their water rates to recover increases in operating expenses and to obtain the opportunity to earn a return on investments in plant and equipment.  New Hampshire law provides that utilities are entitled to charge rates which permit them to earn a reasonable return on the cost of the property employed in serving their customers, less accrued depreciation, contributed capital and deferred income taxes (“Rate Base”).  The cost of capital permanently employed by a utility in its utility business marks the minimum rate of return that a utility is lawfully entitled to earn on its Rate Base.  Capital expenditures associated with complying with federal and state water quality standards have historically been recognized and approved by the NHPUC for inclusion in water rates, though there can be no assurance that the NHPUC will approve future rate increases in a timely or sufficient manner to cover our capital expenditures.

The businesses of our two other subsidiaries are non-regulated water management services and real estate development and investment.  Pennichuck Water Service Corporation (“Service Corporation”) provides various non-regulated water-related monitoring, maintenance, testing and compliance reporting services for water systems for various towns, businesses and residential communities in and around southern and central New Hampshire.  Its most significant contracts are with the Towns of Hudson and Wilton, New Hampshire and the Towns of Salisbury and Barnstable, Massachusetts.

The Southwood Corporation (“Southwood”) is engaged in real estate management and commercialization activities.  Historically, most of Southwood’s activities were conducted through real estate joint ventures.  During the past 10 years, Southwood has participated in four residential joint ventures with John P. Stabile II, (“Stabile”) a local developer.  Southwood’s earnings have from time to time during that period contributed a significant percentage of our consolidated net income.  Southwood’s contributions from the sale of real estate have increased the fluctuations in our net income during that period.  We expect that Southwood will contribute a smaller proportion of our future revenues and earnings (excluding the effects of the January 2008 sale of the three commercial office buildings that comprised substantially all of the assets of HECOP I, II and III as more fully described elsewhere in this Annual Report on Form 10-K).

As you read Management’s Discussion and Analysis, please refer to our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form10-K Report.

Forward-Looking Statements

Certain statements in this Management’s Discussion and Analysis are forward-looking statements intended to qualify for safe harbors from liability under the Private Securities Litigation Reform Act of 1995, as amended (and codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  The statements are made based upon, among other things, our current assumptions, expectations and beliefs concerning future developments and their potential effect on us.  These forward-looking statements involve risks, uncertainties and other factors, many of which are outside our control which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  In some cases you can identify forward-looking statements where statements are preceded by, followed by, or include the words “in the future,” “believes,” “expects,” “anticipates,” “plans” or similar expressions, or the negative thereof.

Forward-looking statements involve risks and uncertainties, and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements.  Such factors include, among other things, whether eminent domain proceedings are successful against some or all of our water utility assets, the success of applications for rate relief, changes in governmental regulations, changes in the economic and business environment that may impact demand for our water and real estate products, changes in capital requirements that may affect our level of capital expenditures, changes in business strategy or plans and fluctuations in weather conditions that impact water consumption.  These risks and others are described elsewhere in this Annual Report on Form 10-K, including particularly under the caption “Risk Factors.”  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Events Significantly Affecting Our Earnings During Recent Years

Overview.  Our earnings during the five year period ended December 31, 2007 were significantly affected by the following events that occurred during one or more years of that period:

•

Sales of land by Southwood, which were especially significant in 2004;

•

Sale of one cell tower lease in 2006 and eight cell tower leases in 2007;

•

Increased recorded amounts of AFUDC as a result of the ongoing construction of our water treatment plant;

•

Our actions to oppose ongoing efforts by the City of Nashua, New Hampshire that began in 2002 to acquire all or a significant portion of Pennichuck Water’s assets through an eminent domain proceeding under New Hampshire utility law;

•

Defense and settlement costs related to parallel investigations by the U.S. Securities and Exchange Commission (the “SEC”) and the New Hampshire Bureau of Securities Regulation (the “Bureau”) that were conducted primarily in 2003 and settled in December 2004; and

•

Expenses related to the merger agreement that we entered into in April 2002 with Aqua America Inc. (formerly known as Philadelphia Suburban Corporation) and terminated in February 2003.

Southwood Real Estate-Related Revenues.  Our revenues and earnings were positively affected by sales of Southwood land during three of the past five years.  The following table sets forth the amount of revenues that we recognized during each year in the 2003 to 2007 period attributable to those land sales and the percentage that those revenues represented of our total revenues during each of those years.

Year	Southwood Land Sales	% of Consolidated Revenues
	($000’s)
2003	$532	2.5%
2004	1,224	5.3%
2005	—	0.0%
2006	35	0.1%
2007	—	0.0%

We expect that Southwood’s revenues from land sales will constitute a relatively minor percentage of our future consolidated revenues (excluding the effects of the January 2008 sale of the three commercial office buildings that comprised substantially all of the assets of HECOP I, II and III as more fully described elsewhere in this Annual Report on Form 10-K).

City of Nashua’s Ongoing Eminent Domain Proceeding.  The City of Nashua’s Mayor stated his opposition to our proposed merger with Aqua America almost immediately after we announced it.  In January 2003, Nashua residents approved a referendum authorizing the City to pursue the acquisition of our assets by eminent domain or otherwise.  In March 2004, as part of the eminent domain process, the City filed a petition with the NHPUC seeking approval to acquire all of our water utility assets, whether or not related to our Nashua service area.  The eminent domain proceeding and potential consequences for us are described elsewhere in this Annual Report on Form 10-K.

The eminent domain merits hearing before the NHPUC began on January 10, 2007, but was subsequently suspended through July 16, 2007, by agreement of the parties (“Stay Agreement”) to allow the City and Pennichuck to engage in settlement discussions.  On July 16, 2007, the Stay Agreement expired without the parties having reached a settlement of their eminent domain dispute.  While we have publicly stated our willingness to consider any future comprehensive settlement proposals the City may wish to make, to our knowledge none are currently pending.  We remain vehemently opposed to the City's proposed eminent domain taking of Pennichuck Water assets.

The merits hearing resumed on September 4, 2007 and concluded on September 26, 2007.  Briefs summarizing the arguments of each party were filed in the fourth quarter 2007.  A ruling by the NHPUC on the City’s petition may be issued at any time.

Our annual eminent domain-related expenses in 2004 through 2007 were $1.2 million, $2.4 million, $2.4 million and $0.9 million, respectively.

SEC and New Hampshire Investigations and Settlement.  We and our former President and Chief Executive Officer were the subject of parallel investigations by the SEC and the Bureau that began in early 2003 and late 2002, respectively, as disclosed in previous filings, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Effective December 16, 2004, the SEC and the Bureau entered into settlements with the former CEO and us.  Under the terms of the New Hampshire settlement, our Company’s shareholders as of March 31, 2003 received a payment totaling $280,000 as of March 1, 2005.  The former CEO was financially responsible for $160,000 of that amount and our Company was responsible for the balance.  Our investigation-related expenses were $162,000 in 2004, $30,000 in 2005 and $0 in 2006 and 2007.

Terminated Merger Agreement.  We entered into an agreement in April 2002 to be acquired in a merger with Aqua America Inc.  In February 2003, before the merger was submitted to our shareholders, we agreed with Aqua America to abandon the proposed transaction because of actions taken by the City of Nashua, summarized below, to attempt to acquire all or a significant portion of Pennichuck Water’s assets by eminent domain.  We incurred $1.9 million and $231,000 of merger-related expenses that we recognized in 2003 and 2002, respectively.

Critical Accounting Policies

We have identified the accounting policies below as those policies critical to our business operations and the understanding of the results of operations.  The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Changes in the estimates or other judgments included within these accounting policies could result in significant changes to the consolidated financial statements.  Our critical accounting policies are as follows.

Regulatory Accounting.  The use of regulatory assets and liabilities as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation” stipulates generally accepted accounting principles for companies whose rates are established by or are subject to approval by an independent third-party regulator such as the NHPUC.  In accordance with SFAS No. 71, we defer costs and credits on the consolidated balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the rate-making process in a period different from when the costs and credits are incurred.  These deferred amounts, both assets and liabilities, are then recognized in the consolidated statements of income in the same period that they are reflected in rates charged to our water utilities’ customers.  In the event that the inclusion in the rate-making process is disallowed, the associated regulatory asset or liability would be adjusted to reflect the change in our assessment or change in regulatory approval.

We did not defer the costs associated with the terminated merger agreement with Aqua America, our defense against the City’s ongoing eminent domain proceeding or the SEC and Bureau regulatory investigations and settlements.

Revenue Recognition.  The revenues of our water utility subsidiaries are based on authorized rates approved by the NHPUC.  Estimates of water utility revenues for water delivered to customers but not yet billed are accrued at the end of each accounting period.  We read our residential customer meters generally on a quarterly basis and record revenues based on meter reading results.  Unbilled revenues from the last meter-reading date to the end of the accounting period are estimated based on historical usage patterns and the effective water rates.  The estimate of the unbilled revenue is a management estimate utilizing certain sets of assumptions and conditions.  Actual results could differ from those estimates.  Accrued unbilled revenues recorded in the accompanying consolidated financial statements as of December 31, 2007 and 2006 were approximately $2.4 million and $2.0 million, respectively.

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

In accordance with SFAS No. 87, “Employers Accounting for Pensions” and SFAS No. 106, “Employers Accounting for Post-retirement Benefits Other than Pensions”, changes in pension and post-retirement benefit obligations other than pensions (“PBOP”) associated with these factors may not be immediately recognized as pension and PBOP costs in the consolidated statements of income, but generally are recognized in future years over the remaining average service period of the plans’ participants.

In determining pension obligation and expense amounts, the factors and assumptions described above may change from period to period and such changes could result in material changes to recorded pension and PBOP costs and funding requirements.  Further, the value of our pension plan assets, which partially consist of equity investments, are subject to fluctuations in market returns which may result in increased or decreased pension expense in future periods.  These conditions impacted the funded status of our pension plan at both December 31, 2007 and 2006 and, therefore, will also impact pension expense for 2008.

Our pension plan currently meets the minimum funding requirements of the Employee Retirement Income Security Act of 1974.  Accordingly, we anticipate that we will contribute approximately $800,000 to the plan during 2008.  This contribution includes approximately $255,000 to reduce the plan’s unfunded status, per current requirements under the Pension Protection Act.

Results of Operations—General

In this section, we discuss our 2007, 2006 and 2005 results of operations and the factors affecting them.  Our operating activities, as discussed in greater detail in Note 12 to the Notes to Consolidated Financial Statements, are grouped into three reportable business segments as follows:

•

Water utility operations;

•

Water management services;

•

Real estate operations; and

•

Other

Our consolidated revenues tend to be significantly affected by weather conditions experienced throughout the year and, from time to time, by final orders of the NHPUC on our requests for rate increases.  Water revenues are typically at their lowest point during the first and fourth quarters of the calendar year.  Water revenues in the second and third quarters tend to be greater because of increased water consumption for nonessential usage by our customers during the late spring and summer months.

Results of Operations—2007 Compared to 2006

Overview.  For the year ended December 31, 2007, our consolidated net income was $3.6 million, compared to net income of $570,000 in 2006.  On a per share basis, fully diluted income per share for 2007 was $0.84 as compared to $0.14 per share for 2006.  The increase in consolidated net income of $3.0 million for the year ended December 31, 2007 was primarily attributable to the following factors.

Beneficial factors:

•

An increase in 2007 regulated water utility operating income of $4.1 million;

•

A reduction in 2007 net eminent domain-related costs of $1.5 million (2007 costs are net of a $250,000 cash payment received from the City of Nashua); and

•

Other income of $1.2 million (pre-tax) from the sale of one cell tower lease in February and seven cell tower leases in June 2007 compared to other income of $405,000 from the sale of one cell tower lease in November 2006.

Partially offsetting factors:

•

An increase in the income tax provision of $2.0 million;

•

Reduced interest income of $262,000;

•

A decrease in AFUDC in the amount of $498,000;

•

An increase in interest expense of $374,000 due to increased long-term borrowings; and

•

The receipt in 2006 of a payment in the amount of $200,000 representing a settlement with our prior directors and officers insurance provider.

Our consolidated revenues for the year ended December 31, 2007 were $29.5 million, compared to $24.5 million for the year ended December 31, 2006.  The increase in our combined revenues was primarily attributable to rate relief granted to Pennichuck Water and Pennichuck East, and to 3.6% combined water utility customer growth.

Water Utility Operations.  Our water utility operations include the activities of Pennichuck Water, Pennichuck East and Pittsfield, each of which is regulated by the NHPUC.  On a combined basis, net income of our three utilities for the year ended December 31, 2007 was $4.2 million, an increase of $2.5 million from 2006.  Water utility operating revenues increased by $5.2 million as a result of rate increases and customer growth.  The combined utility customer base during the year increased 3.6%, resulting in a total combined customer base of approximately 32,900 as of December 31, 2007.  2007 water utility operating income also benefited from a change in the method of allocating certain overhead and administrative costs between regulated and non-regulated operations.

We believe that due to the combined effects of an economic slowdown in the commercial and industrial sectors, changing demographics and conservation measures, water consumption from existing customers has generally been declining.  Such decline was mitigated during the third quarter 2007 due to higher consumption resulting from dryer weather in 2007 compared to 2006.  We also believe that there is a potential for further consumption decline that may result from increased customer conservation efforts as a result of two matters.  Future rate increases, as discussed elsewhere in this Annual Report on Form 10-K, could lead to decreased consumption.  Also, the implementation of automated meter reading equipment that allows for monthly billing, rather than quarterly billing, may also give rise to further water conservation.

The increase in revenues was partially offset by increases in operating expenses.

Our utility operating revenues increased to approximately $27.2 million in 2007, or 23.9% from 2006.  For 2007, approximately 80.0%, 17.1% and 2.9% of our total utility operating revenues were generated by Pennichuck Water, Pennichuck East and Pittsfield, respectively, as shown in the following table.

	2007	2006	Change
		($000’s)
Pennichuck Water	$21,780	$17,111	$4,669
Pennichuck East	4,654	4,197	457
Pittsfield	783	666	117
Total	$27,217	$21,974	$5,243

See Regulation under Item I in this Annual Report on Form 10-K for a discussion of 2007 rate matters.

For the year ended December 31, 2007, utility operating expenses increased by approximately $1.2 million, or approximately 6.5%, to approximately $19.4 million as shown in the table below.

	2007	2006	Change
		($000’s)
Operations & maintenance	$13,608	$12,817	$791
Depreciation & amortization	3,468	3,189	279
Taxes other than income taxes	2,361	2,240	121
Total	$19,437	$18,246	$1,191

The operations and maintenance expenses of our water utility business include such categories as:

•

Water supply, treatment, purification and pumping;

•

Transmission and distribution system functions, including repairs and maintenance and meter reading; and

•

Engineering, customer service and general and administrative functions.

The change in our utilities’ operating expenses over the same period in 2006 was primarily the result of the following:

•

$403,000 of increased production costs largely related to increased fuel, power and purification costs for Pennichuck Water and Pennichuck East, partially related to increased pumpage in the third quarter, as well as the incremental costs from Pittsfield’s acquisition of its north country operations in the second quarter of 2006;

•

$148,000 of increased transmission and distribution costs relating to repair or replacement of gates, mains, meters and hydrants, supplies, fuel and labor costs;

•

$240,000 of increased engineering and general and administrative costs primarily relating to costs for employee benefits, property and casualty insurance and administrative salaries;

•

Increased depreciation and amortization of $279,000 principally due to increased depreciation attributable to completed portions of the water treatment plant upgrade; and

•

Increased taxes other than on income of $121,000, principally in our core Pennichuck Water system.

Increased costs are expected to be ongoing in our utilities’ future cost of providing water service.  As such, our utilities expect to periodically seek rate relief, as necessary, to recover increasing costs as they occur.

For the year ended December 31, 2007, 91%, 14% and (5)% of the combined utilities’ operating income was provided by Pennichuck Water, Pennichuck East and Pittsfield, respectively, compared to 86%, 18% and (4)% for the year ended December 31, 2006, respectively.  Pittsfield is planning to file a new request for rate relief prior to mid-2008 primarily to seek recovery of increases in certain operating expenses since 2002, the test year for purposes of its most recent rate increase awarded in 2003, as well as to obtain recovery of and a return on several million dollars of capital expenditures incurred for the rehabilitation and upgrade of systems acquired in mid-2006 as described above.

Water Management Services.  The following table provides a breakdown of revenues from our non-regulated water management services operations for the years ended December 31, 2007 and 2006.

	2007	2006	Change
		($000’s)
Municipal contracts	$1,473	$1,515	$(42)
Community system contracts	368	380	(12)
Watertight program	283	269	14
Miscellaneous	163	170	(7)
Total	$2,287	$2,334	$(47)

The combined base fees under Service Corporation’s municipal contracts represent $1.1 million and $1.0 million for the years ended December 31, 2007 and 2006, respectively, with the balance of $390,000 and $484,000 representing fees earned for services performed in addition to the base scope of services for 2007 and

2006, respectively.  Of the net decrease of $42,000 in total municipal contract revenue, $94,000 is attributable to a decrease in revenue from services that were performed in addition to the base scope, offset by a $52,000 increase in revenue covered by the base scope of the municipal contracts.

Contract revenues from community system contracts for the years ended December 31, 2007 and 2006 were $368,000 and $380,000 respectively, representing 88 operating contracts at the end of December 2007 and December 2006.

For the years ended December 31, 2007 and 2006, Service Corporation’s revenues included $283,000 and $269,000, respectively, relating to fees earned under its Watertight program.  This program provides maintenance service to residential customers for a fixed annual fee.  At the end of December 2007, approximately 4,100 customers were enrolled in this program, representing a 2.8% increase from 2006.

For the year ended December 31, 2007, total operating expenses associated with our water management services remained unchanged from 2006 at $2.1 million.  These costs are comprised primarily of direct costs for servicing our various operating contracts as well as allocated intercompany charges for general and administrative support for contract operations.  Total operating costs include an increase of $238,000 in intercompany charges resulting from a change in our allocation methodology, as well as an increase in the actual level of corporate expenses.  The resultant increase was essentially offset by a $54,000 decrease in marketing expenses, an $88,000 decrease in professional fees and a $99,000 decrease in maintenance expenses.

Real Estate Operations.  For the year ended December 31, 2007, Southwood’s total net revenues were $83,000 compared to $106,000 in 2006.  In the table below, we show the major components of Southwood’s revenues during 2006 and 2005.

	2007	2006
	($000’s)
Operating revenue:
Sale of timber	$—	$91
Lease income - tower rental	4	15
Parking lot income	19	—
Total operating revenues	$23	$106

Other income (loss), net:
Income (loss) from unconsolidated equity investments	$60	$(34)
Other income - sale of Westwood Park LLC	—	34
Other income (loss), net	$60	$—

Total net revenue	$83	$106

The decrease in our real estate total net revenues resulted principally from reduced timber sales and losses attributed to our 50% share of the HECOP entities, partly offset by a gain on the sale of Westwood Park LLC.

As of December 31, 2007 and 2006, Southwood had a 50% ownership interest in four joint ventures organized as limited liability companies, as discussed in greater detail under “Off Balance Sheet Arrangements” and also under Note 4 in the Notes to Consolidated Financial Statements.  The remaining 50% ownership interest in each joint venture was then primarily held by John P. Stabile II, a local developer, with whom Southwood has also participated in four residential joint ventures during the past 10 years.  Southwood uses the equity method of accounting for its investments in the joint ventures.  Consequently, Southwood’s investment is adjusted for its share of earnings or losses and for any distributions received from the joint venture.  For the year ended December 31, 2007, Southwood’s share of pre-tax earnings from these joint ventures was approximately $60,000, compared to pre-tax (loss) of $(34,000) for 2006.  The increase in the joint ventures pre-tax earnings resulted primarily from increased occupancies in the HECOP I and HECOP III buildings during 2007.  Southwood’s share of pre-tax earnings (loss) is included under “Net earnings (loss) from investments accounted for under the equity method” in the accompanying Consolidated Statements of Income.

In January 2008, we announced the sale of the three commercial office buildings that comprised substantially all of the assets of HECOP I, II and III as more fully described elsewhere in this Annual Report on Form 10-K.  Therefore, future equity method earnings or losses, resulting from the joint ventures will be insignificant.

Expenses associated with our real estate operations were $296,000 and $215,000 for the years ended December 31, 2007 and 2006, respectively.  The increase of $81,000 was primarily attributable to an increase in salaries and benefits of approximately $102,000 which was partially offset by decreased intercompany charges of $34,000.  Southwood’s 2007 operating expenses consisted primarily of $177,000 in net salaries and benefits, $47,000 for general and administrative costs and $72,000 in allocated intercompany charges due to additional Company resources utilized for the planning and development of our existing land portfolio.  Included in salaries and wages in 2007 is a payment made in November 2007 in the amount of $110,000 pursuant to a separation agreement with one of our principal officers.

Eminent Domain-Related Expenses.  Our eminent domain-related costs were $897,000 for the year ended December 31, 2007 as compared to $2.4 million for the year ended December 31, 2006.  The amount for the year ended December 31, 2007 is net of a $250,000 cash payment received from the City pursuant to an agreement with the City to suspend the eminent domain hearings as described in Note 9 to the Consolidated Financial Statements in our 2007 Annual Report on Form 10-K.  The 2007 eminent domain-related costs were primarily attributable to expenses incurred in conducting the merits hearing, and to a lesser extent, expenses related to settlement discussions.  The 2006 eminent domain-related costs resulted primarily from expenses incurred for legal and valuation expert advisory services related to the filing of testimony with the NHPUC.

Other Income.  Other income for the years ended December 31, 2007 and 2006 was $1.3 million and $713,000, respectively.  Included in other income in 2007 is an aggregate $1.2 million gain on the sale of eight cell tower leases in February and June 2007.  Included in other income for 2006 is a $405,000 gain on the sale of a cell tower lease in November 2006 and a $200,000 payment representing a settlement with our prior Directors and Officers insurance provider.  Other income from the sale of cell tower leases and the insurance settlement are non-recurring items.

Allowance for Funds Used During Construction (“AFUDC”).  For the years ended December 31, 2007 and 2006, we recorded AFUDC of approximately $517,000 and $1.0 million, respectively.  The $498,000 decrease is largely attributable to the completion, effective January 5, 2007, of the second of three major phases of Pennichuck Water’s upgrade to its water treatment plant.

Interest Income.  For the years ended December 31, 2007 and 2006, we recorded interest income of approximately $166,000 and $428,000, respectively.  The 2006 amount primarily relates to interest earned on funds received from our 2005 equity and debt offerings that were temporarily invested in money market securities.

Interest Expense.  For the year ended December 31, 2007, our consolidated interest expense was approximately $2.9 million, compared to $2.5 million in 2006.  The increase of $374,000 is primarily attributable to the issuance of $6.0 million and $15.0 million principal amount of tax-exempt bonds in October 2006 and October 2007, respectively.  Interest expense in both years primarily represents interest on long-term indebtedness of our Company and our three regulated water utilities as discussed in Note 3 to the Notes to Consolidated Financial Statements.

Provision for Income Taxes.  For the years ended December 31, 2007 and 2006, we recorded an income tax provision of $2.3 million and $349,000, respectively.  The effective income tax rate for the respective periods is 39.2% and 38.0%.  The lower effective income tax rate in 2006 reflects the impact of the amortization of investment tax credits over a lower net income for 2006 compared to the net income for 2007.

Results of Operations—2006 Compared to 2005

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

Our consolidated revenues for the year ended December 31, 2006 were $24.5 million, compared to $23.9 million in 2005.  The increase in our combined revenues was primarily attributable to rate relief granted in July 2006 and April 2005 for Pennichuck Water and February 2006 for Pennichuck East, as well as 5.1% combined water utility customer growth, partially offset by declines in per capita water consumption attributed primarily to weather patterns.

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

Our utility operating revenues increased to approximately $22.0 million in 2006, or almost 2.0% from 2005.  For 2006, approximately 77.9%, 19.1% and 3.0% of our total utility operating revenues were generated by Pennichuck Water, Pennichuck East and Pittsfield, respectively, as shown in the following table.

	2006	2005	Change
		($000’s)
Pennichuck Water	$17,111	$17,270	$(159)
Pennichuck East	4,197	3,812	385
Pittsfield	666	469	197
Total	$21,974	$21,551	$423

The overall increase in water revenues reflects the rate relief granted in July 2006 and April 2005 for Pennichuck Water and February 2006 for Pennichuck East, as well as a 5.1% increase in the combined utility customer base during the year, resulting in a total combined customer base of approximately 32,100 as of December 31, 2006.  This increase was partially offset by a decrease in overall billed consumption of 2% compared to 2005.  One reason for this decrease in consumption was increased rainfall in our core service area, which decreases consumption of water by our customers.  Total rainfall during 2006 was 58.3 inches compared to the five-year historical average of 50.0.

For the year ended December 31, 2006, utility operating expenses increased by approximately $1.4 million, or approximately 8.4%, to approximately $18.2 million as shown in the table below.

	2006	2005	Change
		($000’s)
Operations & maintenance	$12,817	$11,717	$1,100
Depreciation & amortization	3,189	2,960	229
Taxes other than income taxes	2,240	2,162	78
Total	$18,246	$16,839	$1,407

The operations and maintenance expenses of our water utility business include such categories as:

•

water supply, treatment, purification and pumping,

•

transmission and distribution system functions, including repairs and maintenance and meter reading, and

•

engineering, customer service and general and administrative functions.

The combined increase in our utilities’ operating expenses over 2005 was primarily the result of the following:

•

approximately $264,000 of increased purification and treatment costs in our core Pennichuck Water system, reflecting higher purchased water, power, chemical, booster station maintenance and labor costs;

•

approximately $326,000 of increased transmission and distribution costs relating to repair or replacement of gates, mains, meters and hydrants, supplies, fuel and labor costs; and

•

$315,000 of increased engineering, customer service and general and administrative costs primarily relating to costs for employee benefits, property and casualty insurance and administrative salaries.

These increased costs are expected to be embedded in our utilities’ future cost of providing water service.  As such, our utilities will continue to seek future rate relief to recover these increasing costs.

For calendar year 2006, 86%, 18% and (4)% of the combined utilities’ operating income was provided by Pennichuck Water, Pennichuck East and Pittsfield, respectively, compared to 89%, 10% and 1% in 2005.

Water Management Services.  The following table provides a breakdown of revenues from our non-regulated water management services operations for the years ended December 31, 2006 and 2005.

	2006	2005	Change
		($000’s)
Municipal contracts	$1,515	$1,303	$212
Community system contracts	380	341	39
Watertight program	269	240	29
Miscellaneous	170	167	3
Total	$2,334	$2,051	$283

The $212,000 increase in contract revenues from municipal contracts primarily resulted from two new contracts commencing in 2006: a larger contract for the Town of Barnstable, Massachusetts (Hyannis Water System); and a smaller contract for the Town of Wilton, New Hampshire.  The combined base annual fees under Service Corporation’s municipal contracts with the Town of Hudson and the Town of Salisbury represent approximately $823,000 and $807,000 for the years ended December 31, 2006 and 2005, respectively, with the balance of $456,000 and $496,000 representing fees earned for services performed in addition to the base scope of services for 2006 and 2005, respectively.

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

Expenses associated with our contract operations were approximately $2.1 million and $1.8 million for 2006 and 2005, respectively, comprised primarily of direct costs for servicing our various operating contracts and allocated intercompany charges for general and administrative support for contract operations.  The approximately $275,000, or 15.1%, increase in expenses from 2005 to 2006 resulted principally from an increase of $160,000 in maintenance expenses including the new contracts in Hyannis and Wilton, and a $134,000 increase in allocated intercompany charges is due to a change in the methodology that we used to allocate to Service Corporation the cost of the resources provided by our Company and Pennichuck Water.

Real Estate Operations.  For the year ended December 31, 2006, Southwood’s total net revenues were $106,000 compared to $221,000 in 2005.  In the table below, we show the major components of Southwood’s revenues during 2006 and 2005.

	2006		2005
		($000’s)
Operating revenue:
Sale of timber	$91		$180
Lease income - tower rental	15		19
Other	—		7
Total operating revenues	$106		$206

Other income (loss), net:
(Loss) income from unconsolidated equity investments	$(34)		$15
Other income – sale of Westwood Park LLC	34		—
Other income (loss), net	$—		$15
Total net revenue	$106		$221

The decrease in our real estate total net revenues resulted principally from reduced timber sales and losses attributed to our 50% share of the HECOP entities, partly offset by a gain on the sale of Westwood Park LLC.

At December 31, 2006 and 2005, Southwood had a 50% ownership interest in four joint ventures organized as limited liability companies, as discussed in greater detail under “Off Balance Sheet Arrangements” and also under Note 4 in the Notes to Consolidated Financial Statements.  The remaining 50% ownership interest in each joint venture was then primarily held by John P. Stabile II, a local developer, with whom Southwood has also participated in four residential joint ventures during the past 10 years.  Southwood uses the equity method of accounting for its investments in the joint ventures.  Consequently, Southwood’s investment is adjusted for its share of earnings or losses and for any distributions received from the joint venture.  For the year ended December 31, 2006, Southwood’s share of pre-tax (loss) from these joint ventures was approximately $(34,000), compared to pre-tax earnings of $15,000 for 2005.  The decline in the joint ventures pre-tax earnings resulted primarily from several tenant vacancies in the HECOP I and HECOP III buildings.  Southwood’s share of pre-tax earnings (loss) is included under “Net earnings (loss) from investments accounted for under the equity method” in the accompanying Consolidated Statements of Income.

Expenses associated with our real estate operations were $215,000 and $218,000 for the years ended December 31, 2006 and 2005, respectively.  This slight decrease was primarily attributable to a decrease in salaries and benefits of approximately $40,000 and a reduced loss of approximately $10,000 in our minority interest in Westwood Park.  This decrease was largely offset by increased intercompany charges.

Southwood’s 2006 operating expenses consisted primarily of $75,000 in salaries and benefits, $34,000 for general and administrative costs and $106,000 in allocated intercompany charges due to additional Company resources utilized for the planning and development of our existing land portfolio.

Eminent Domain-Related Expenses.  Our costs incurred for 2006 in defending against the City of Nashua’s eminent domain proceeding were approximately $2.4 million, essentially unchanged from 2005.  The costs were primarily attributable to expenses incurred for legal and valuation expert advisory services.

Other Income.  Other income for the years ended December 31, 2006 and 2005 was $713,000 and $41,000, respectively.  The increase of $672,000 is due to the gain on the sale of a cell tower lease in November 2006 in the amount of $405,000 and a $200,000 payment representing a settlement with our prior Directors and Officers insurance provider.

Allowance for Funds Used During Construction (“AFUDC”).  For the years ended December 31, 2006 and 2005, we recorded AFUDC of approximately $1,015,000 and $318,000, respectively.  The $697,000 increase is directly attributable to the increase in construction activity, predominantly the upgrade of our water treatment plant, during the year ended December 31, 2006 as compared to 2005.

Interest Income.  For the years ended December 31, 2006 and 2005, we recorded interest income of approximately $428,000 and $226,000, respectively, which primarily relates to interest earned on funds received from our 2005 equity and debt offerings that were temporarily invested in money market securities.

Interest Expense.  For the year ended December 31, 2006, our consolidated interest expense was approximately $2.5 million, compared to $2.3 million in 2005.  Interest expense in both years primarily represents interest on long-term indebtedness of our Company and our three regulated water utilities as discussed in Note 3 to the Notes to Consolidated Financial Statements.

Provision for Income Taxes.  For the years ended December 31, 2006 and 2005, we recorded an income tax provision of approximately $349,000 and $291,000, respectively.  The effective income tax rate for both periods is 38%.

Liquidity and Capital Resources

Overview.  Our primary sources of funds are cash flow from utility operations, cash proceeds from the sale of portions of our real estate holdings, borrowings pursuant to our bank revolving credit facility and proceeds from the sale of long-term debt and equity securities.  Our primary uses of funds are capital expenditures associated with our continuous utility construction programs, dividends on our common stock payable as and when declared by our Board of Directors and repayments of principal on our outstanding debt obligations, whether pursuant to scheduled sinking fund payments or final maturities.

For the past several years, cash flows from operations have fluctuated largely based on four factors: (i) weather, (ii) amount and timing of rate increases, (iii) gains recognized on the sale of Southwood land and cell tower leases, as more fully discussed above, and (iv) the costs associated with the City of Nashua’s ongoing eminent domain proceeding and costs related to the SEC and Bureau regulatory investigations that were settled in December 2004, each discussed in more detail above.

During 2005 through 2007, in addition to cash flow from operations, we realized a substantial amount of net new proceeds from the sale of various debt securities totaling $40.8 million.  In 2005, we realized a substantial amount of net new proceeds from a public offering of common stock totaling $17.4 million.  We also generated an aggregate $626,000 during 2005 through 2007 through the issuance of new shares of common stock under our Dividend Reinvestment and Common Stock Purchase Plan (“DRCSPP”) and through the exercise of stock options.

2008 to 2010 Capital Expenditures Program.  We expect our capital expenditures to remain at greater than historical levels during 2008 and thereafter returning to lower levels in 2009 and 2010, as more fully discussed elsewhere in this Annual Report on Form 10-K.  See “Risk Factors” and “Our Business.”  The following table summarizes our expected capital expenditures and other funds requirements for the 2008 to 2010 period.

	2008	2009	2010
		($000’s)
Utility - water treatment plant upgrade	$6,733	$770	$160
Utility - other plant additions	11,168	5,675	5,560
Other	616	950	950
Total	$18,517	$7,395	$6,670

	2005	2006	2007
		($000’s)
Utility - water treatment plant upgrade	$4,224	$14,704	$11,591
Utility - other plant additions	6,658	6,679	6,017
Other	—	12	78
Total	$10,882	$21,395	$17,686

We have embarked on a major new construction initiative, the upgrade of our water treatment plant that is necessary in order for the plant to meet more stringent, federally mandated safe drinking water standards.  The upgrade of our water treatment plant commenced in the second half of 2005 and is expected to be completed by the spring of 2009.  Capital expenditures associated with the water treatment plant upgrade project were approximately $30.5 million for 2005 to 2007 and are expected to be $7.7 million for 2008 to 2010.

In addition to the water treatment plant, we are engaged in continuous construction programs at our utility subsidiaries primarily for water distribution system repair, rehabilitation and replacement, water storage facility maintenance and additions, and more recently, water supply security.  For the period 2005 to 2007, capital expenditures for water distribution, storage and supply totaled $19.4 million.  For the period 2008 to 2010, comparable expenditures are expected to total $22.4 million.

The amounts shown as “Other” in the table above reflect expenditures for actual or potential acquisitions of small regional regulated water utility systems, consistent with our record of prior acquisitions and expenditures in our non-regulated water management services operations.

2008-2010 External Financing Requirements.  Due to the significant size of our utility construction program in 2008 as described above, we expect that only 30% to 35% of our 2008 funding requirements will be provided by cash flow from our operations (after payment of dividends on common stock).  We expect that the balance of our funding requirements will be obtained through our cash and short-term investment balances as well as long-term debt arrangements and the issuance of common stock pursuant to our DRCSPP.  For 2009 and 2010, due to a substantial decrease in our projected capital expenditures as shown in the table above we expect a majority of our funding requirements will be provided by cash flow from our operations (after payment of dividends on common stock).

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

On October 20, 2005, Pennichuck Water arranged for the issuance of an aggregate $49,485,000 of long-term tax-exempt bonds through the Business Finance Authority (the “Authority”) of the State of New Hampshire, consisting of three separate series of bonds (A through C) with coupon rates ranging from 4.7% to 5.0% and a maturity date of October 1, 2035.  On the date of issuance of the bonds, the Authority loaned the proceeds of the Series A bonds (totaling $12,125,000) to Pennichuck Water to finance upgrades to its water facilities.  The proceeds of the Series B and the Series C bonds totaling $17,865,000 and $19,495,000, respectively, were deposited in escrow on the date of issuance which, upon request by Pennichuck Water on October 2, 2006 and October 1, 2007, respectively (or such other dates as Pennichuck Water may request) the proceeds of the Series B bonds or the Series C bonds, as applicable, would be loaned to Pennichuck Water to finance the project.  Amounts held in escrow are for the sole benefit of the bondholders with no recourse to us until loaned to Pennichuck Water and hence we have not recorded the associated debt as a long-term liability.  We expect to draw these funds as we incur capital expenditures for various water facilities projects, primarily the water treatment plant upgrade project and we will then record the associated debt as a long-term liability.

As permitted under the terms of the Master Agreement, Pennichuck Water borrowed, as of October 2, 2006, $6,000,000 of the proceeds of the Series B Bonds to finance a portion of the Project cost.  This portion of the Series B Bonds was designated as the “Series B-1 Bonds.”  The Series B-1 Bonds are subject to mandatory tender on October 1, 2008.  The remaining $11,865,000 of the proceeds of the Series B Bonds, designated as the “Series B-2 Bonds,” were re-deposited into an escrow account maintained by The Bank of New York Trust Company, N.A., as escrow agent, until April 2, 2007.  Due to the then-current confidential negotiations with the City as well as the then-current limitations on incurring additional long-term debt under its interest coverage test, Pennichuck Water elected on April 2, 2007 to re-escrow the proceeds of the Series B-2 Bonds to October 1, 2007.

On October 1, 2007, Pennichuck Water borrowed an additional $15 million of the proceeds of the Series B and Series C Bonds; this portion was designated as the “Series BC-1 Bonds.”  The Series BC-1 Bonds are not subject to mandatory tender prior to maturity on October 1, 2035.  The interest rate on the Series BC-1 Bonds is subject to adjustment every 35 days pursuant to certain auction procedures.  The remaining $16.4 million of the proceeds of the Series B and Series C Bonds, designated as the “Series BC-2 Bonds” has been re-deposited into an escrow account until May 1, 2008.  At that time, Pennichuck Water expects to borrow a portion of the proceeds of the Series BC-2 Bonds.  The remaining balance, if any, would be re-deposited into an escrow account until October 1, 2008.

Pennichuck Water is actively pursuing a conversion of its $15 million Series BC-1 Bonds from auction rate mode to one or more fixed rate term modes.  Such conversion is expected to close on or about May 1, 2008.

Upon the October 1, 2008 mandatory tender date for its Series B-1 Bonds, Pennichuck Water expects to remarket such bonds for a new fixed rate term period.

As more fully discussed elsewhere in this Annual Report on Form 10-K (see Item 3 – Legal Proceedings) we expect the NHPUC to rule definitively on the City’s eminent domain petition shortly although there is no statutory timetable governing such ruling.  Given the highly uncertain outcome of this proceeding, we may find that we are unable to, or elect not to, issue or remarket such debt securities pending the definitive ruling on the City’s petition or we may find that the cost that we incur in connection with the issuance or remarketing of such debt increases materially.

We believe these risks are particularly relevant to a portion of the long-term tax-exempt bonds that were issued on our behalf in 2005 through the Business Finance Authority of the State of New Hampshire.  Of the initial $49.5 million offering, proceeds totaling approximately $16.4 million are currently held in escrow for the sole benefit of the bondholders.  The associated debt is non-recourse to us until the proceeds are loaned to Pennichuck Water.  Upon one or more requests by Pennichuck Water, some or all of the proceeds of those bonds will be loaned to Pennichuck Water to finance its water treatment plant upgrade and other certain other capital projects.  When Pennichuck Water borrows the bond proceeds, the associated bonds will be remarketed to investors who will be relying on Pennichuck Water as the source of repayment rather than the escrow fund.  If, because of the uncertainties described above relating to the eminent domain dispute, Pennichuck Water is unable to, or elects not to, remarket the bonds as debt securities for which Pennichuck Water is liable, it would not be able to borrow any of the bond proceeds then in escrow and the associated debt would not become Pennichuck Water’s obligation.  Under these circumstances, we would expect to rely primarily on our cash flow from operations, our cash and short-term investment balances and, thereafter, on our bank revolving credit facility to finance Pennichuck Water’s water treatment plant upgrade and other capital projects.  Our borrowing cost under that credit facility would likely be materially higher than tax-exempt bond financing costs.  Borrowings under the credit facility would also reduce our liquidity to meet other obligations.

In addition to authorizing a tax-exempt bond financing, we have applied and will continue to apply for long-term debt funds directly from the State of New Hampshire under the State’s Revolving Fund program (SRF).  Funds provided under the SRF loans carry long-term fixed costs at interest rates set with reference to various Municipal Bond Indices, which rates are generally below the rates for comparable U.S. Treasury securities of like maturity.  As of December 31, 2007, we had seven outstanding SRF loans with actual draw downs aggregating approximately $4.2 million.  We have commenced documentation for our eighth SRF loan, a requested commitment of up to $595,000 to fund a portion of certain Pennichuck East capital improvements.  We expect to have a document closing on this SRF loan in the second quarter of 2008 and to begin draw downs later in 2008.  During 2008, we expect to draw down approximately an additional $2.0 million on existing and new SRF loans.

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

On August 24, 2006, Pennichuck Water implemented a legal defeasance transaction for its outstanding $780,000 New Hampshire Industrial Development Authority 7.50% 1988 Series tax-exempt bonds ("1988 Series Bonds").  Pennichuck Water placed U.S. treasury securities in an irrevocable escrow account with The Bank of New York, the Bond Trustee, in an aggregate amount sufficient to provide for all remaining scheduled principal and interest payments on the 1988 Series Bonds.  This defeasance transaction discharged all future Pennichuck Water obligations with respect to the 1988 Series Bonds and Pennichuck Water will no longer record the debt in its consolidated financial statements.  In addition, Pennichuck Water will no longer be subject to the covenants under the 1988 Series Bonds, one of which restricted Pennichuck Water from issuing long-term debt unless Pennichuck Water's earnings available for interest divided by its interest expense exceeded 175%.

Certain covenants (as described below) in Pennichuck Water’s and Pennichuck East’s loan agreements and in our Bank of America revolving credit loan agreement effectively restrict our ability to upstream common dividends from Pennichuck Water and Pennichuck East, as well as pay common dividends to our shareholders.

Several of Pennichuck Water’s loan agreements contain a covenant that requires Pennichuck Water to maintain a minimum net worth of $4.5 million.  As of December 31, 2007, Pennichuck Water’s net worth was $40.2 million.  One of Pennichuck East’s loan agreements contains a covenant that requires Pennichuck East to maintain a minimum net worth of $1.5 million.  As of December 31, 2007, Pennichuck East’s net worth was $6.0 million.

As of December 31, 2007, we were in compliance with all of our financial covenants.  Our ability to incur significant additional long-term debt and to continue to satisfy these tests depends, among other factors, on receipt of timely and adequate rate relief.

Off Balance Sheet Arrangements

As of December 31, 2007 and 2006, Southwood had a 50% ownership interest in four joint ventures organized as limited liability companies.  The remaining 50% ownership interest in each of the joint ventures was then primarily held by John P. Stabile II, a local developer with whom Southwood has also participated in four other residential joint ventures during the past ten years.  The formation of these joint ventures provided Southwood with an opportunity to develop its landholdings in such a manner as to provide for a long-term income stream through commercial rental activities.  Additionally, the joint ventures, as legal entities, mitigate the financial risk associated with sole ownership of developed commercial properties by Southwood.  The joint ventures, whose assets and liabilities are not included in the accompanying Consolidated Balance Sheets, owned certain commercial office buildings on which there were outstanding mortgage notes totaling $10.5 million and $9.5 million as of December 31, 2007 and 2006, respectively.  The mortgage notes were each secured by the underlying property.  In addition, Southwood was then contingently liable on one-half of the outstanding balances of three of the four outstanding mortgages, and as such, it issued a guarantee to the mortgagee for its share of the guaranteed indebtedness.  As of December 31, 2007, Southwood was contingently liable on approximately $3.7 million of mortgage indebtedness associated with the limited liability companies.  In addition, if either HECOP II or HECOP III defaulted on its indebtedness, Southwood’s investment in the other HECOP would have been at risk, because each of HECOP II and III guaranteed the indebtedness of the other.  Southwood’s investments in HECOP I-III had an aggregate carrying value of $534,000 as of December 31, 2007.  Distributions from the joint ventures have from time to time during the past ten years been a significant source of funds to support our dividend payments to shareholders.  We account for Southwood’s investment in the four current joint ventures using the equity method of accounting, meaning that we recognize on a current basis 50% of each joint venture’s operating results.  Those results reflect ongoing carrying costs such as maintenance and property taxes.  Information about our revenues, expenses and cash flows arising from the joint ventures is included in Note 4 of the Notes to Consolidated Financial Statements.  We have assessed these equity investments in accordance with FIN 46(R) “Consolidation of Variable Interest Entities,” and have determined that it is not the primary beneficiary of these variable interest entities.

In January 2008, we announced the sale of the three commercial office buildings that comprised substantially all of the assets of HECOP I, II and III.  Our 50% share of net cash proceeds, after retirement of mortgage notes and payment of expenses of sale, but before income taxes, was approximately $3.9 million.  The first quarter 2008 pre-tax non-operating income from this sale is approximately $3.7 million.

In October 2005, we completed a tax-exempt debt financing with the New Hampshire Bond Finance Authority (BFA).  The BFA acts solely as a passive conduit to the tax-exempt bond markets with us acting as the obligor for the associated tax-exempt debt.  As of December 31, 2007 we had borrowed $33.1 million representing a portion of the $49.5 million offering conducted in October 2005.  The remaining $16.4 million was placed in escrow for the sole benefit of bondholders with no recourse to us and hence we have not recorded the associated debt as a long-term liability.  We expect to draw these funds as we incur capital expenditures for various water facilities projects, primarily the water treatment plant upgrade project and record the associated debt as a long-term liability in 2008 and, if necessary, 2009.

The Company has one interest rate financial instrument, an interest rate swap, which qualifies as a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” as described in Note 3 to the accompanying consolidated financial statements.

Contractual Obligations

The following table discloses aggregate information about our contractual obligations as of December 31, 2007 and the periods in which payments are due, adjusted for the implementation of our expanded and restructured credit facility with Bank of America described above:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
			($000’s)
Long-term and short-term debt	$65,008	$6,675	$11,040	$1,657	$45,636
Operating lease	379	254	114	11	—
Pension and retiree medical costs(1)	5,265	843	1,215	1,285	1,922
Purchase obligations(2)	—	—	—	—	—
Total	$70,652	$7,772	$12,369	$2,953	$47,558

(1)

Pension and retiree medical costs beyond 2007 are estimated as they may be impacted by such factors as return on pension assets, changes in the number of plan participants and future salary increases.

(2)

Pennichuck Water has a Wholesale Water Agreement (the “Agreement”) with Manchester (NH) Water Works (“MWW”) to purchase water from MWW through six metering points for various community water systems owned by Pennichuck Water and Pennichuck East.  The Agreement, amended in February 2003, has a 25-year term and provides for an average daily flow to Pennichuck Water and Pennichuck East of up to 2.1 million gallons per day (“mgd”) with a maximum daily flow rate of 3.5 mgd.  Pennichuck Water and Pennichuck East purchase water at a rate established by MWW for all of its non-Manchester customers.  The current rate, effective January 1, 2006, is $0.96 per one hundred cubic feet (“ccf”) in areas where fire protection is not provided by MWW and $1.25 per ccf where fire protection is provided.  The Agreement requires that Pennichuck Water and Pennichuck East pay a one-time source development charge (“SDC”) of $2.58 for each gallon, effective February 1, 2006, of the 2.1 million gallons of the average daily flow.  To date, Pennichuck Water and Pennichuck East had achieved a combined peak average daily flow of 894,311 gallons.  The SDC is re-calculated annually to reflect any increases in average daily flow and, if the flow is increased, Pennichuck Water and Pennichuck East pay the SDC for the incremental demand.  Any incremental SDC is payable in January of each year.  SDC payments began in 1989 and as of December 31, 2007, the total SDC paid to MWW was $1,335,100, which allows Pennichuck Water to draw an average daily flow of up to 1,171,140.  The incremental SDC paid in 2003 and 2002 was $30,585 and $88,320, respectively.  In January 2005, Pennichuck prepurchased an additional 250,000 of capacity from MWW at the old SDC rate of $1.14 per gallon.  As of December 31, 2007, we have no defined commitments for future purchases under this Agreement.

In April 2004, Pennichuck Water entered into a long-term lease arrangement with HECOP III, LLC for 19,465 square feet of office space located in Merrimack, New Hampshire which serves as our headquarters.  This lease expires in April 2009 and we have commenced discussions regarding a multi-year extension.  Southwood held a 50% ownership interest in HECOP III, LLC and the remaining ownership interests were held by John P. Stabile II, who also was a holder of ownership interests in three other LLC joint ventures with Southwood as discussed above.

In January 2008, we announced the sale of the three commercial office buildings that comprised substantially all of the assets of HECOP I, II and III.  Our 50% share of net cash proceeds, after retirement of mortgage notes and payment of expenses of sale, but before income taxes, was approximately $3.9 million.  The first quarter 2008 pre-tax non-operating income from this sale is approximately $3.7 million.

Pension Plan.  We maintain a defined benefit pension plan covering substantially all of our employees.  The accounting for this plan under Financial Accountings Standard Board (“FASB”) No. 87, “Employer’s Accounting for Pensions,” requires that we use key assumptions when computing the estimated annual pension expense.  These assumptions are (i) the discount rate applied to the projected benefit obligation, (ii) the long-term rate of return on plan assets and (iii) the long-term rate of future increases in compensation.  A lower discount rate increases the present value of our pension obligations and our annual pension expense.  A range of discount rates is established and periodically modified by the Internal Revenue Service to calculate a pension plan’s current benefit obligation for purposes of the full funding limits imposed on such plans.  Our expected long-term rate of return on pension plan assets is based on the plan’s expected asset allocation, expected returns on various classes of plan assets as well as historical returns.  We assumed that our long-term rate of return on pension plan assets was 7.5% in 2007, 2006 and 2005.  In addition, we assumed an increase in participant compensation levels of 3.0% in 2007, 2006 and 2005.  These key assumptions are reviewed annually with our actuary and investment advisor and are updated to reflect the plan’s experience.  Actual results in any given year will often differ from our actuarial assumptions because of economic and other conditions which may impact the amount of pension expense we recognize.

Dividend Reinvestment and Common Stock Purchase Plan.  We offer a Dividend Reinvestment and Common Stock Purchase program that is available to our shareholders, employees and customers.  Under this program, our shareholders may reinvest all or a portion of their common stock dividends into shares of common stock at prevailing market prices.  We also accept optional cash payments to purchase additional shares at 100% of the prevailing market prices.  This program has provided us with additional common equity of $171,000 in 2007 and $111,000 in 2006.

Environmental Matters.  Our water utility subsidiaries are subject to the water quality regulations set forth by the Environmental Protection Agency (“EPA”) and the New Hampshire Department of Environmental Services (“DES”).  The EPA is required to periodically set new maximum contaminant levels for certain chemicals as required by the federal Safe Drinking Water Act (“SDWA”).  The quality of our treated water currently meets or is better than all standards set by the EPA and the DES.  However, increased monitoring and reporting standards have led to additional operating costs for us.  Any additional monitoring and testing costs arising from future EPA and DES mandates should eventually be recovered through water rates in our utilities’ future rate filings.

Pennichuck Water’s filtration plant in Nashua is impacted by the Interim Enhanced Surface Water Treatment Rule (“Rule”), which established a new turbidity standard of 0.3 Nephelometric Turbidity Units or NTU.  Turbidity is a measure of sediment or foreign particles that are suspended in the water.  We have allocated approximately $6.7 million in our 2008 capital expenditures budget for the continued construction of such required improvements.  Pennichuck Water estimates the total cost to comply with this new standard to be approximately $41 million.  At December 31, 2007, an aggregate $32.7 million of such capital expenditures had been incurred and the remaining amount is expected to be incurred largely in 2008, and to a lesser extent, in 2009.  The total cost includes all construction and engineering associated costs necessary to complete the required treatment plant upgrades from the initiation of the project in 2004 to initial construction in 2005 and to expected completion in the spring of 2009, although such estimates are subject to any future changes in the Rule and changes in design and construction that may be required.

Capital expenditures associated with complying with federal and state water quality standards have historically been recognized and approved by the NHPUC for inclusion in our water rates, though there can be no assurance that the NHPUC will approve future rate increases in a timely or sufficient manner to cover our capital expenditures.

New Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements.  In November 2007, the FASB provided a one year deferral for the implementation of SFAS No. 157 for other nonfinancial assets and liabilities.  We do not anticipate that adoption of SFAS No. 157 will have a material impact on our financial condition, results of operations or cash flows.

In February 2007, the FASB released Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair option has been elected will be recognized in earnings at each subsequent reporting date.  SFAS No. 159 is effective for our Company January 1, 2008.  We are evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

In February 2007, the FASB issued FASB Staff Position (“FSP”) FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88 and No. 106 and to the Related Staff Implementation Guides.”  This FSP makes conforming amendments to other FASB statements and staff implementation guides and provides technical corrections to SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  The conforming amendments in this FSP did not have a material impact on our consolidated financial statements or disclosures.

In May 2007, the FASB issued staff position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”) which amended FIN 48 to provide guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  Under FSP FIN 48-1, a tax position could be effectively settled on completion of an examination by a taxing authority.  We adopted FSP FIN 48-1 in conjunction with an earlier adoption of FIN 48 as of January 1, 2007.  The adoption of FSP FIN 48-1 did not have a material impact on our consolidated financial statements.

In June 2007, the FASB Emerging Issues Task Force (“EITF”) reached consensus on EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”).  EITF 06-11 applies to share-based payment arrangements that entitle employees to receive dividends or dividend equivalents and provides that the tax benefit related to dividends on certain share-based awards be recognized as an increase to additional paid in capital and should be included in the pool of excess tax benefits available to absorb future tax deficiencies on share-based payment awards.  EITF 06-11 will be applied prospectively to the income tax benefits of applicable dividends declared by our Company for fiscal years beginning after December 15, 2007.  We are currently evaluating the effect of adoption on its statement of financial position and results of operations.

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 110, “Share-Based Payment”.  SAB No. 110 allows for the continued use of the “simplified method” allowed under SAB No. 107 “Share-Based Payment” in developing an estimate of expected term “plain vanilla” share options in accordance with SFAS 123(R) “Share-Based Payment”.  The guidance is applicable after December 31, 2007.  We have evaluated the new standard and have determined that it will not have a significant impact on the determination or reporting of our financial results.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding market risk of our Company and our subsidiaries is presented in “Note 3—Debt” and “Note 5—Fair Value of Financial Instruments” in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Our exposure to financial market risk results primarily from fluctuations in interest rates.  We are exposed to changes in interest rates primarily from our $16.0 million revolving credit facility and our $15.0 million Series BC-1 tax-exempt auction rate bonds that contain variable interest rates.

Our revolving credit facility, which includes a total borrowing capacity of $16.0 million, permits us to borrow, repay and re-borrow, in varying amounts and from time to time at our discretion through June 30, 2009.  Borrowings under this credit facility bear interest rates ranging from the London Interbank Offered Rate (“LIBOR”) plus 1.25% to LIBOR plus 1.75% based on the results of various financial ratios.  The applicable margin as of December 31, 2007 was 1.50%.  We had no outstanding borrowings under our revolving credit facility as of December 31, 2007.  During 2008 we do not expect to borrow under this facility.

The interest rate for our $15.0 million Series BC-1 tax-exempt auction rate bonds is subject to adjustment every 35-days pursuant to certain auction procedures as more fully described in the related financing documents.  The initial interest rate, 4.50% per annum for the period October 1, 2007 thru October 31, 2007 was established pursuant to negotiations between Pennichuck Water and its tax-exempt bond underwriters.  The first three auctions of the Series BC-1 Bonds were successful and resulted in per annum rates of 3.85%, 5.00% and 6.00% for the 35-day periods commencing November 1, 2007, December 6, 2007 and January 10, 2008, respectively.  The ensuing auction held on February 13, 2008 failed (i.e. there were insufficient bids to cover the amount of bonds available for sale).  In such instances, the interest rate is reset to the so-called “fail rate” which is equal to a proscribed percentage (based on the then-current credit rating of the auction rate bonds) of the 30-day LIBOR rate.  Pursuant to this rate-setting provision, the interest rate for the Series BC-1 Bonds was reset to a per annum rate of 5.462% for a seven-day period.  Thereafter, auctions are to be held every seven days until an auction succeeds.  Each auction subsequent to the February 13th auction has failed.  The average per annum interest rate for all failed auctions of the Series BC-1 Bonds is 5.35%.  Pennichuck Water is actively pursuing a conversion of its $15.0 million Series BC-1 Bonds from auction rate mode to one or more fixed rate term modes.  Such conversion is expected to close on or about May 1, 2008.

We also have a $4.5 million variable interest rate loan with a bank.  The loan, which was originally scheduled to mature in April 2005, was extended to December 31, 2009.  In April 2005, we entered into an interest rate swap agreement with the bank that also has a maturity date of December 31, 2009.  The purpose of this swap agreement is to mitigate interest rate risks associated with our $4.5 million floating-rate loan.  The agreement provides for the exchange of fixed interest rate payments for floating interest rate payment obligations on notional amounts of principal totaling $4.5 million.  The floating-rate loan with the bank contains interest rates ranging from LIBOR plus 1.0% to LIBOR plus 1.5% based on the results of various financial ratios.  The applicable margin as of December 31, 2007 was 1.25% resulting in an interest rate of 5.95%.  We designated this interest rate swap as a cash flow hedge against the variable future cash flows associated with the interest payments due on the $4.5 million of notes.  The combined effect of its LIBOR-based borrowing formula and the swap produces an “all-in fixed borrowing cost” equal to 6.0%.

The fair market value of our interest rate swaps represents the estimated unrealized loss to terminate these agreements based upon current interest rates.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reports and Financial Statements:

Management’s Report on Internal Control Over Financial Reporting

47

Reports of Independent Registered Public Accounting Firms

48

Consolidated Balance Sheets

51

Consolidated Statements of Income

53

Consolidated Statements of Shareholders’ Equity

54

Consolidated Statements of Comprehensive Income

55

Consolidated Statements of Cash Flows

56

Notes to Consolidated Financial Statements:

Note 1—Description of Business and Summary of Significant Accounting Policies

58

Note 2—Income Taxes

63

Note 3—Debt

66

Note 4—Equity Investments in Unconsolidated Companies

67

Note 5—Fair Value of Financial Instruments

68

Note 6—Post-retirement Benefit Plans

68

Note 7—Stock Based Compensation Plans

75

Note 8—Shareholder Rights Plan

77

Note 9—Commitments and Contingencies

77

Note 10—Guarantees

80

Note 11—Supplemental Disclosures on Cash Flow and Non-Cash Items

80

Note 12—Business Segment Reporting

80

Note 13―Asset Retirement Obligations

82

Note 14—Quarterly Financial Data (Unaudited)

83

Note 15—Subsequent Events

83

Pennichuck Corporation and Subsidiaries

Management’s Report on Internal Control Over Financial Reporting

Management of Pennichuck Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that

(1)

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the Board of Directors of the Company; and

(3)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In assessing the effectiveness of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  As a result of management’s assessment and based on the criteria in the framework, management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Beard Miller Company LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting.  Their report appears on the following page.

/s/ Duane C. Montopoli	/s/ William D. Patterson
Duane C. Montopoli	William D. Patterson
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

March 13, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Pennichuck Corporation

We have audited Pennichuck Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those polices and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3)  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the polices or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006 and the related consolidated statements of income, shareholders’ equity, comprehensive income, and cash flows for the years then ended, as well as the 2007 and 2006 schedules listed in the Appendix under Item 15(a)(2).  Our report dated March 13, 2008 expressed an unqualified opinion on these consolidated financial statements and financial statement schedules.

/s/ Beard Miller Company LLP

Beard Miller Company LLP Reading, Pennsylvania March 13, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Pennichuck Corporation

We have audited the accompanying consolidated balance sheets of Pennichuck Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders' equity, comprehensive income, and cash flows for the years then ended.  We have also audited the schedules listed in the index appearing under item 15(a)(2) as of and for the years ended December 31, 2007 and 2006.  The Company’s management is responsible for these consolidated financial statements and schedules.  Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedules present fairly when considered in relation to the basic consolidated financial statements taken as a whole, in all material respects, the information set forth therein.

As discussed in Note 6 to the consolidated financial statements, the Company changed its method of accounting for defined benefit pension and other post-retirement plans in 2006.

As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for share-based payments in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pennichuck Corporation’s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2008 expressed an unqualified opinion.

/s/ Beard Miller Company LLP

Beard Miller Company LLP Reading, Pennsylvania March 13, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Pennichuck Corporation:

In our opinion, the accompanying consolidated statements of income, shareholders’ equity, comprehensive income and of cash flows for the year ended December 31, 2005 present fairly, in all material respects, the results of operations and cash flows of Pennichuck Corporation and its subsidiaries for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules for the year ended December 31, 2005 listed in the index appearing under Item 15(a)(2), present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

March 31, 2006

PENNICHUCK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

($000’s, except share and per share data)

	As of December 31,
	2007	2006
ASSETS
Property, Plant and Equipment, net	$140,326	$124,160
Current Assets:
Cash and cash equivalents	963	2,313
Investments	8,072	1
Accounts receivable, net of allowance of $104 and $95 in 2007 and 2006, respectively	2,304	2,895
Unbilled revenue	2,358	1,996
Materials and supplies	1,148	677
Prepaid expenses and other current assets	918	923
Total Current Assets	15,763	8,805
Other Assets:
Deferred land costs	2,434	2,133
Deferred charges and other assets	9,531	9,333
Investment in real estate partnerships	534	474
Total Other Assets	12,499	11,940
TOTAL ASSETS	$168,588	$144,905

The accompanying notes are an integral part of these consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets - Continued

($000’s, except share and per share data)

	As of December 31,
	2007	2006
SHAREHOLDERS’ EQUITY AND LIABILITIES
Shareholders’ Equity:
Common stock—$1 par value
Authorized—11,500,000 shares in 2007 and 2006
Issued—4,227,037 and 4,215,467 shares, respectively
Outstanding—4,225,835 and 4,214,265 shares, respectively	$4,227	$4,216
Additional paid in capital	32,772	32,488
Retained earnings	8,761	7,966
Accumulated other comprehensive (loss) income	(57)	18
Treasury stock, at cost; 1,202 shares in 2007 and 2006	(138)	(138)
Total Shareholders’ Equity	45,565	44,550

Preferred stock, no par value, 100,000 shares authorized, no shares issued in 2007 and 2006	—	—

Commitments and contingencies (Note 9)

Long-term debt, less current portion	57,997	47,696

Current Liabilities:
Current portion of long-term debt	6,675	474
Accounts payable	1,876	1,172
Accrued interest payable	614	588
Other current liabilities	3,770	3,129
Total Current Liabilities	12,935	5,363
Deferred Credits and Other Reserves:
Deferred income taxes	13,070	11,182
Deferred investment tax credits	834	867
Regulatory liability	905	938
Post-retirement health benefit obligation	1,412	1,400
Accrued pension liability	2,358	2,065
Other liabilities	1,992	1,443
Total Deferred Credits and Other Reserves	20,571	17,895
Contributions in Aid of Construction	31,520	29,401
TOTAL SHAREHOLDERS’ EQUITY AND LIABILITIES	$168,588	$144,905

The accompanying notes are an integral part of these consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

($000’s, except share and per share data)

	Years Ended December 31,
	2007	2006	2005
Operating Revenues:
Water utility operations	$27,217	$21,974	$21,551
Water management services	2,287	2,334	2,051
Real estate operations	23	106	206
Other	8	67	56
Total Operating Revenues	29,535	24,481	23,864
Operating Expenses:
Water utility operations	19,437	18,246	16,839
Water management services	2,092	2,093	1,818
Real estate operations	296	215	218
Other	44	274	158
Total Operating Expenses	21,869	20,828	19,033
Operating Income	7,666	3,653	4,831
Eminent domain and regulatory investigation expenses	(897)	(2,355)	(2,391)
Net earnings (loss) from investments accounted for under the equity method	60	(34)	15
Other income, net	1,255	713	41
Allowance for funds used during construction	517	1,015	318
Interest income	166	428	226
Interest expense	(2,875)	(2,501)	(2,275)
Income Before Provision for Income Taxes	5,892	919	765
Provision for Income Taxes	2,311	349	291
Income Before Minority Interest	3,581	570	474
Minority Interest in Loss of Westwood Park LLC, net of tax	—	—	3
Net Income	$3,581	$570	$477
Earnings Per Common Share:
Basic	$.85	$0.14	$0.13
Diluted	$.84	$0.14	$0.13
Weighted Average Common Shares Outstanding:
Basic	4,221,652	4,204,857	3,703,412
Diluted	4,269,241	4,215,724	3,709,962

The accompanying notes are an integral part of these consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

($000’s, except share and per share data)

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances as of December 31, 2004	3,220,553	$3,221	$15,631	$12,127	$(690)	$(138)	$30,151
Net income	—	—	—	477	—	—	477
Common Stock Offering	959,000	959	16,438	—	—	—	17,397
Dividend reinvestment plan	5,649	5	118	—	—	—	123
Common dividends declared—$.65625 per share	—	—	—	(2,432)	—	—	(2,432)
Exercise of stock options	5,770	6	34	—	—	—	40
Other comprehensive income (loss):
Unrealized loss on derivatives, net of taxes of $16	—	—	—	—	(24)	—	(24)
Minimum pension liability adjustment, net of taxes of $171	—	—	—	—	(158)	—	(158)
Reclassification adjustment for net gains realized in net income, net of taxes of $43	—	—	—	—	62	—	62

Balances as of December 31, 2005	4,190,972	4,191	32,221	10,172	(810)	(138)	45,636
Net income	—	—	—	570	—	—	570
Dividend reinvestment plan	8,890	9	102	—	—	—	111
Stock based compensation	—	—	75	—	—	—	75
Common dividends declared—$.66 per share	—	—	—	(2,776)	—	—	(2,776)
Exercise of stock options	15,605	16	90	—	—	—	106
Other comprehensive income (loss):
Unrealized gain on derivatives, net of taxes of $9	—	—	—	—	13	—	13
Minimum pension liability adjustment, net of taxes of $48	—	—	—	—	74	—	74
Reclassification adjustment for net gains realized in net income, net of taxes of $4	—	—	—	—	6	—	6
Cumulative effect of change in accounting for pension and other post-retirement benefits, net of tax of $490	—	—	—	—	735	—	735
Balances as of December 31, 2006	4,215,467	4,216	32,488	7,966	18	(138)	44,550
Net income	—	—	—	3,581	—	—	3,581
Dividend reinvestment plan	7,003	7	164	—	—	—	171
Stock based compensation	—	—	49	—	—	—	49
Common dividends declared—$.66 per share	—	—	—	(2,786)	—	—	(2,786)
Exercise of stock options	4,567	4	71	—	—	—	75
Other comprehensive income (loss):
Unrealized loss on derivatives, net of tax benefit of $(61)	—	—	—	—	(91)	—	(91)
Reclassification adjustment for net gains realized in net income, net of taxes of $11	—	—	—	—	16	—	16
Balances as of December 31, 2007	4,227,037	$4,227	$32,772	$8,761	$(57)	$(138)	$45,565

The accompanying notes are an integral part of these consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

($000’s)

	Years Ended December 31,
	2007	2006	2005
Net income	$3,581	$570	$477
Other comprehensive (loss) income:
Minimum pension liability adjustment	—	122	(329)
Unrealized (loss) gain on derivatives	(152)	22	(40)
Reclassification of net gains realized in net income	27	10	105
Income tax benefit (expense) relating to other comprehensive (loss) income	50	(61)	144
Other comprehensive (loss) income	(75)	93	(120)
Comprehensive income	$3,506	$663	$357

The accompanying notes are an integral part of these consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

($000’s)

	Years Ended December 31,
	2007	2006	2005
Operating Activities:
Net income	$3,581	$570	$477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,907	3,599	3,255
Amortization of original issue discount	12	12	—
Amortization of deferred investment tax credits	(33)	(33)	(33)
Provision for deferred income taxes	1,939	362	509
Equity component of allowance for funds used during construction	(235)	(515)	(159)
Undistributed (earnings) loss in real estate partnerships	(60)	34	(15)
Special shareholder distribution	—	—	(280)
Stock based compensation expense	49	75	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable and unbilled revenue	229	(812)	(814)
Decrease in refundable income taxes	285	—	361
(Increase) decrease in materials and supplies	(471)	(30)	239
Decrease (increase) in prepaid expenses	11	(416)	449
Decrease (increase) in deferred charges and other assets	860	(551)	(710)
Increase (decrease) in accounts payable and accrued expenses	724	(724)	669
Increase in other	520	1,053	1,081
Net cash provided by operating activities	11,318	2,624	5,029
Investing Activities:
Purchases of property, plant and equipment, including debt component of allowance for funds used during construction	(17,968)	(21,895)	(11,041)
Proceeds from sales of property, plant and equipment	—	11	—
Decrease (increase) in restricted cash	—	6,276	(6,276)
Sales of investment securities	2,001	22,079	—
Purchase of investment securities	(10,072)	(14,080)	(8,000)
Net change in investment in real estate partnership and deferred land costs	(301)	(391)	(725)
Equity investments dividends	—	—	250
Net cash used in investing activities	(26,340)	(8,000)	(25,792)

PENNICHUCK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows - Continued

($000’s)

	Years Ended December 31,
	2007	2006	2005
Financing Activities:
(Repayments) advances on line of credit	—	—	(3,800)
Payments on long-term debt	(476)	(899)	(1,644)
Contributions in aid of construction	459	66	155
Proceeds from long-term borrowings	16,959	7,595	16,259
Debt issuance costs	(730)	(405)	(2,413)
Proceeds from issuance of common stock and dividend reinvestment plan	246	217	17,560
Dividends paid	(2,786)	(2,776)	(2,432)
Net cash provided by financing activities	13,672	3,798	23,685
(Decrease) increase in cash	(1,350)	(1,578)	2,922
Cash and cash equivalents, beginning of year	2,313	3,891	969
Cash and cash equivalents, end of year	$963	$2,313	$3,891

The accompanying notes are an integral part of these consolidated financial statements.

Note 1—Description of Business and Summary of Significant Accounting Policies

The terms “we,” “our,” “our company,” and “us” refer, unless the context suggests otherwise, to Pennichuck Corporation (the “Company”) and its subsidiaries, including Pennichuck Water Works, Inc. (“Pennichuck Water”), Pennichuck East Utility, Inc. (“Pennichuck East”), Pittsfield Aqueduct Company, Inc. (“Pittsfield”), Pennichuck Water Service Corporation (“Service Corporation”) and The Southwood Corporation (“Southwood”).

Description of Business:

The Company is an investor-owned holding company located in Merrimack, New Hampshire with three wholly owned operating subsidiaries, Pennichuck Water, Pennichuck East, and Pittsfield, involved in regulated water supply and distribution in Nashua, New Hampshire and towns throughout southern and central New Hampshire; non-regulated water-related services conducted through Service Corporation; and real estate operations conducted through Southwood.

Pennichuck Water, Pennichuck East and Pittsfield (collectively referred to as the “Company’s utility subsidiaries”) are engaged principally in the collection, storage, treatment and distribution of potable water to approximately 32,900 customers in southern and central New Hampshire.  The Company’s utility subsidiaries, which are regulated by the New Hampshire Public Utilities Commission (the “NHPUC”), are subject to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation”.  Service Corporation is involved in providing non-regulated water-related services to approximately 19,000 customers while Southwood owns, manages and commercializes real estate.

Reclassifications:

A reclassification made as of December 31, 2006 to conform to the 2007 balance sheet presentation relating to the reclassification of certain balance sheet accounts from deferred charges and other assets to property, plant and equipment had no effect on net income.

Another reclassification was made as of December 31, 2006 to conform to the 2007 balance sheet presentation relating to the portion of accrued pension liability and the post-retirement health benefit obligation which was expected to be paid during 2007.  As these amounts due on the defined benefit pension plan and the post-retirement medical plan were based upon an underfunded status, versus an unfunded status, all amounts due on these plans are long term in nature.  This reclassification had no effect on net income.

Additionally, a reclassification was made for the years ended December 31, 2006 and 2005 to conform to the 2007 statement of cash flows presentation.  This reclassification, relating to the reclassification of the debt component of allowance for funds used during construction from operating activities to investing activities, had no effect on net income.

Non-recurring items:

Included in the operating results for the year ended December 31, 2007 is other income of $1.2 million (pre-tax) resulting from the sales of eight cell tower leases in February and June 2007.  Included in other income for the year ended December 31, 2006 is a gain of $405,000 (pre-tax) resulting from the sale of a cell tower lease in November 2006.

Netted against Eminent Domain and Regulatory Investigation Expenses for the year ended December 31, 2007 is a $250,000 cash payment received from the City of Nashua (the “City”) pursuant to an agreement with the City to suspend the eminent domain hearings in order to conduct settlement discussions; such discussions were terminated on July 16, 2007.

Included in other income for the year ended December 31, 2006 is a $200,000 payment representing a settlement with our prior Directors and Officers insurance provider.

Summary of Significant Accounting Policies:

(a) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of our Company and its wholly owned subsidiaries.  All significant intercompany transactions have been eliminated in consolidation.  The minority interest in Westwood Park LLC was included in the Consolidated Statements of Income through February 2006, the date of its sale.

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

(c) Property, Plant and Equipment

Property, plant and equipment, which includes principally the water utility assets of the Company’s utility subsidiaries, is recorded at cost plus an allowance for funds used during construction on major, long-term projects.  The provision for depreciation is computed on the straight-line method over the estimated useful lives of the assets including property funded with contributions in aid of construction.  The useful lives range from 5 to 91 years and the average composite depreciation rate was 2.63% in 2007, 2.47% in 2006 and 2.44% in 2005.  Depreciation expense in 2007, 2006 and 2005, was approximately $4.0, $3.3 and $3.1 million, respectively.  The components of Property, Plant and Equipment as of December 31, 2007 and 2006 are as follows:

	2007	2006	Useful Lives
	($000’s)
Utility Property:
Land	$1,250	$1,064	—
Source of supply	44,602	25,161	34-75
Pumping & purification	17,215	12,096	15-35
Transmission & distribution, including services, meters, hydrants	95,258	90,574	40-91
General and other equipment	8,203	7,786	7-75
Intangible plant	750	800	20
Construction work in progress	8,272	23,436
Total utility property	175,550	160,917
Total non-utility property	96	18	5
Total property, plant & equipment	175,646	160,935
Less accumulated depreciation	(35,320)	(36,775)
Property, plant and equipment, net	$140,326	$124,160

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

(f) Concentration of Credit Risks

Financial instruments that subject our Company to credit risk consist primarily of cash and accounts receivable.  Our cash balances periodically exceed FDIC limits, however, and are invested in financial institutions with investment grade credit ratings.  Our account receivable balances primarily represent amounts due from our residential, commercial and industrial customers of our water utility operations as well as receivables from our water management services customers as described in more detail in Note 12 to the consolidated financial statements.

(g) Materials and Supplies

Inventory is stated at the lower of cost, using the average cost method, or market.

(h) Deferred Land Costs

Included in deferred land costs is Southwood’s original basis in its landholdings and any land improvement costs, which are stated at the lower of cost or market.  All costs associated with real estate and land projects are capitalized and allocated to the project to which the costs relate.  Administrative labor and the related fringe benefit costs attributable to the acquisition, active development and construction of land parcels are capitalized as deferred land costs, in accordance with SFAS No. 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects.”  Approximately $174,000 and $191,000 of labor and benefits were capitalized for the years ended December 31, 2007 and 2006, respectively.  These amounts are included in the accompanying consolidated balance sheets in Deferred Land Costs.

(i) Deferred Charges and Other Assets

Deferred charges include certain regulatory assets and costs of obtaining debt financing.  Regulatory assets are amortized over the periods they are recovered through water rates authorized by the NHPUC.  Sarbanes-Oxley costs relate to the implementation and compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  We have received approval from the NHPUC related to the future recoverability of such costs.  Amortization, which commenced in April 2007, totaled $147,000 and is reflected in the December 31, 2007 balance shown below.  Deferred financing costs are amortized over the term of the related bonds and notes.  The Company’s utility subsidiaries have recorded certain regulatory assets in cases where the NHPUC has permitted, or is expected to permit, recovery of these costs over future periods.  Currently, these regulatory assets are being amortized over periods ranging from 4 to 25 years.  Deferred charges and other assets consist of the following:

	2007	2006	Recovery Period
	($000’s)
Regulatory assets:
Source development charges	$814	$856	5-25
Miscellaneous studies	1,060	1,214	4-25
Sarbanes-Oxley costs	830	896	8
Prepaid pension	2,406	2,247	(1)
Other post-retirement benefits	283	477	(1)
Asset retirement obligations	195	227	(2)
Total regulatory assets	5,588	5,917
Franchise fees and other	68	81
Supplemental retirement plan asset	471	420
Deferred financing costs	3,404	2,831
Filtration grant receivable	—	84
Total deferred charges and other assets	$9,531	$9,333

1)  The Company expects to recover the deferred pension and other postretirement amounts consistent with the anticipated expense recognition of the pension and other postretirement cost in accordance with the Financial Accountings Standard Board Statements (“FASB”) No. 87, “Employers’ Accounting for Pensions” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” respectively.

2)  See Note 13

(j) Treasury Stock

Treasury stock held by our Company represents shares tendered by employees as payment for existing outstanding options.  Treasury stock received is recorded at its fair market value when tendered.  Any such treasury stock held by our Company is not retired but instead is held until its ultimate disposition has been decided.

(k) Other Current Liabilities

Other Current Liabilities as of December 31, 2007 and 2006 consisted of:

	2007	2006
	($000’s)
Accounts payable accruals	$1,292	$1,232
Accrued liability – retainage	1,256	933
Customer deposits	163	166
Other	1,059	798
Total other current liabilities	$3,770	$3,129

(l) Contributions in Aid of Construction (“CIAC”)

Under construction contracts with real estate developers and others, the Company’s utility subsidiaries receive non-refundable advances for the cost of new main installations.  The utility subsidiaries also record to Plant and CIAC the fair market value of developer installed mains and any excess of fair market value over the cost of community water systems purchased from developers.  The CIAC account and related plant asset are amortized over the life of the property.

(m) Revenues

Standard charges for water utility services to customers are recorded as revenue, based upon meter readings and contract service, as services are provided.  The majority of the Company’s water revenues are based on rates approved by the NHPUC.  Estimates of unbilled service revenues are recorded in the period the services are provided.  Provision is made in the consolidated financial statements for estimated uncollectible accounts.

Water management services include contract operations and maintenance, water testing and billing services to municipalities and small, privately owned community water systems.  In accordance with the guidance contained in the U.S. Securities and Exchange Commission’s (the “SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” our Company records revenues for this business segment in one of two ways.  Contract revenues are billed and recognized on a monthly recurring basis in accordance with agreed-upon contract rates.  Revenue from unplanned additional work is based upon either time and materials incurred in connection with activities not specifically identified in the contract, or for which levels exceed contracted amounts.

Revenues from real estate operations, other than undistributed earnings or losses from equity method joint ventures, are recorded upon completion of a sale of land parcels which our Company owns in accordance with SFAS No. 66, “Accounting for Sales of Real Estate”.  Excluding the joint ventures, our Company’s real estate holdings are comprised primarily of undeveloped land.

(n) Investment in Joint Ventures

Southwood uses the equity method of accounting for its investments in joint ventures in which it does not have a controlling interest.  Under this method, Southwood records its proportionate share of earnings or losses which are included under “Net earnings (loss) from investments accounted for under the equity method” with a corresponding increase or decrease in the carrying value of the investment.  The investment is reduced as cash distributions are received from the joint ventures.  See Note 4, “Equity Investments in Unconsolidated Companies” for further discussion of its equity investments.

(o) Allowance for Funds Used During Construction

Allowance for funds used during construction (“AFUDC”), recorded in accordance with SFAS 71, represents the estimated debt and equity costs of capital funds necessary to finance the construction of new regulated facilities.  AFUDC consists of two components, an interest component and an equity component.  AFUDC is capitalized as a component of property, plant and equipment and has been reported separately in the consolidated statements of income.  The total amounts of AFUDC recorded for the years ended December 31, 2007, 2006 and 2005 are approximately as follows:

	2007	2006	2005
	($000’s)
Debt (interest) component	$282	$500	$159
Equity component	235	515	159
Total AFUDC	$517	$1,015	$318

(p) Income Taxes

Income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes” using the accrual method and the provision for federal and state income taxes is based on income reported in the consolidated financial statements, adjusted for items not recognized for income tax purposes.  Provisions for deferred income taxes are recognized for accelerated depreciation and other temporary differences.  A valuation allowance is provided to offset any net deferred tax assets if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  Investment credits previously realized for income tax purposes are amortized for financial statement purposes over the life of the property, giving rise to the credit.

(q) Earnings Per Share

We compute earnings per share following the provisions of SFAS No. 128, “Earnings per Share.”  Basic net income per share is computed using the weighted average number of common shares outstanding for a period.  Diluted net income per share is computed using the weighted average number of common and dilutive potential common shares outstanding for the period.  For the years ended December 31, 2007, 2006 and 2005, dilutive potential common shares consisted of outstanding options.

The dilutive effect of outstanding stock options is computed using the treasury stock method.  Calculations of the basic and diluted net income per common share and potential common shares are as follows:

	2007	2006	2005
	($000’s, except share and per share data)
Basic earnings per share	$0.85	$0.14	$0.13
Dilutive effect of unexercised stock options	(0.01)	—	—
Diluted earnings per share	$0.84	$0.14	$0.13
Numerator:
Basic net income	$3,581	$570	$477
Diluted net income	$3,581	$570	$477
Denominator:
Basic weighted average common shares outstanding	4,221,652	4,204,857	3,703,412
Dilutive effect of unexercised stock options	47,589	10,867	6,550
Diluted weighted average common shares outstanding	4,269,241	4,215,724	3,709,962

(r) New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements.  In November 2007, the FASB provided a one year deferral for the implementation of SFAS No. 157 for other nonfinancial assets and liabilities.  We do not anticipate that adoption of SFAS No. 157 will have a material impact on our financial condition, results of operations or cash flows.

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

In February 2007, the FASB issued Staff Position (“FSP”) FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88 and No. 106 and to the Related Staff Implementation Guides.”  This FSP makes conforming amendments to other FASB statements and staff implementation guides and provides technical corrections to SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  The conforming amendments in this FSP did not have a material impact on our consolidated financial statements or disclosures.

In May 2007, the FASB issued staff position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”) which amended FIN 48 to provide guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  Under FSP FIN 48-1, a tax position could be effectively settled on completion of an examination by a taxing authority.  We adopted FSP FIN 48-1 in conjunction with an earlier adoption of FIN 48 as of January 1, 2007.  The adoption of FSP FIN 48-1 did not have a material impact on our consolidated financial statements.

In June 2007, the FASB Emerging Issues Task Force (“EITF”) reached consensus on EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.  EITF 06-11 applies to share-based payment arrangements that entitle employees to receive dividends or dividend equivalents and provides that the tax benefit related to dividends on certain share-based awards be recognized as an increase to additional paid in capital and should be included in the pool of excess tax benefits available to absorb future tax deficiencies on share-based payment awards.  EITF 06-11 will be applied prospectively to the income tax benefits of applicable dividends declared by our Company for fiscal years beginning after December 15, 2007.  We are currently evaluating the effect of adoption on its statement of financial position and results of operations.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110, “Share-Based Payment”.  SAB No. 110 allows for the continued use of the “simplified method” allowed under SAB No. 107 in developing an estimate of expected term “plain vanilla” share options in accordance with SFAS 123(R).  The guidance is applicable after December 31, 2007.  We have evaluated the new standard and have determined that it will not have a significant impact on the determination or reporting of our financial results.

Note 2—Income Taxes

The components of the federal and state income tax provision as of December31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
		($000’s)
Federal	$1,841	$300	$257
State	503	82	67
Amortization of investment tax credits	(33)	(33)	(33)
	$2,311	$349	$291
Currently payable/(receivable)	$403	$82	$(51)
Deferred	1,908	267	342
	$2,311	$349	$291

The following is a reconciliation between the statutory federal income tax rate and the effective income tax rate for 2006, 2005 and 2004:

	2007	2006	2005
Statutory federal rate	34.0%	34.0%	34.0%
State tax rate, net of federal benefit	5.6	5.6	5.5
Permanent differences	0.2	2.0	2.0
Amortization of investment tax credits	(0.6)	(3.6)	(4.3)
Other	—	—	0.8
Effective tax rate	39.2%	38.0%	38.0%

For federal income tax purposes, we had net operating losses in 2006 and 2005.  The 2006 and 2005 net operating losses in the amounts of approximately $967,000 and $927,000, respectively, will be used in 2007.

As of December 31, 2007 and 2006, we had approximately $244,000 and $396,000 of federal alternative minimum tax credits, respectively.

For State of New Hampshire income tax purposes, our Company had net operating losses in 2006, 2005 and 2004 in the amounts of approximately $1.3 million, $1.2 million and $264,000, respectively.  We expect to utilize approximately $2.6 million of these net operating losses in 2007.  The balance of the state net operating losses, totaling approximately $90,000, may be carried forward to the years 2014 through 2016.

As of December 31, 2007, we also had New Hampshire Business Enterprise Tax (“NHBET”) credits as follows:

Year of Origination	Original Amount	Amount Used in 2007	Amount Remaining	Year of Expiration
		($000’s)
2003	$63	$63	$—	2008
2004	67	2	65	2009
2005	77	—	77	2010
2006	85	—	85	2011
2007	93	—	93	2012
	$385	$65	$320

Investment tax credits resulting from utility plant additions are deferred and amortized.  The unamortized investment tax credits are being amortized through the year 2033.

We anticipate that we will fully utilize our remaining state net operating losses, NHBET credits and federal alternative minimum tax credits before they expire and, therefore, we have not recorded a valuation allowance.

The Company had a regulatory liability related to income taxes of approximately $905,000 and $938,000 as of December 31, 2007 and 2006, respectively.  This represents the amount of deferred taxes recorded at rates higher than currently enacted rates and the impact of deferred investment tax credits on future revenue.

The temporary items that give rise to the net deferred tax liability as of December 31, 2007 and 2006 are as follows:

	2007	2006
	($000’s)
Liabilities:
Property-related, net	$13,412	$12,431
Other	1,928	1,842
	15,340	14,273
Assets:
Investment tax credits	1,400	1,422
Net operating loss	—	770
Alternative minimum tax credit	244	380
Other	626	519
	2,270	3,091
Total deferred income taxes	$13,070	$11,182

On January 1, 2007, we adopted the provisions of FIN 48 – “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”.  FIN 48 clarifies and sets forth consistent rules for accounting for uncertain tax positions in accordance with FAS No. 109, Accounting for Income Taxes.

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

Our practice is to recognize interest and/or penalties related to income tax matters in other income (expense).  We recorded such interest and/or penalties during the years ended December 31, 2007, 2006 and 2005 in the amounts of approximately $4,000, $12,000 and $0, respectively.

Note 3—Debt

Long-term debt as of December 31 consists of the following:

	2007	2006
	($000’s)
Unsecured notes payable to various insurance companies:
5.00% due March 4, 2010	$5,000	$5,000
7.40% due March 1, 2021	7,600	8,000
Unsecured Business Finance Authority
Revenue Bond (2005 Series BC-1)
Variable rate auction bonds, due October 1, 2035	15,000	―
Revenue Bond (2005 Series B-1), 3.85%, due October 1, 2035 (subject to mandatory purchase on October 1, 2008)	6,000	6,000
Revenue Bond (2005 Series A), 4.70%, due October 1, 2035	12,125	12,125
Revenue Bond (Series 2005A), 4.70%, due January 1, 2035	1,830	1,830
Revenue Bond (Series 2005B), 4.60%, due January 1, 2030	2,345	2,345
Revenue Bond (Series 2005C), 4.50%, due January 1, 2025	1,205	1,205
Revenue Bond (Series 2005D), 4.50%, due January 1, 2025	1,170	1,170
Revenue Bond, 1997, 6.30%, due May 1, 2022	4,000	4,000
Secured notes payable to bank, floating-rate, due December 31, 2009	4,500	4,500
Unsecured New Hampshire State Revolving Fund
Loan, 1.00%, due July 1, 2029	3,000	1,036
Loan, 3.488%, due January 1, 2027	543	565
Loan, 3.80%, due May 1, 2022	317	339
Loan, 2.315%, due April 1, 2013	79	93
Loan, 3.728%, due January 1, 2025	294	311
Total long-term debt	65,008	48,519
Less current portion	(6,675)	(474)
Less original issue discount	(336)	(349)
Total long-term debt, net of current portion	$57,997	$47,696

The aggregate principal payment requirements subsequent to December 31, 2007 are as follows:

Amount
($000’s)
2008	$6,675
2009	5,213
2010	5,827
2011	828
2012	829
2013 and thereafter	45,636
Total	$65,008

Certain covenants (as described below) in Pennichuck Water’s and Pennichuck East’s loan agreements and in our Bank of America revolving credit loan agreement effectively restrict our ability to upstream common dividends from Pennichuck Water and Pennichuck East, as well as pay common dividends to our shareholders.

Several of Pennichuck Water’s loan agreements contain a covenant that requires Pennichuck Water to maintain a minimum net worth of $4.5 million.  As of December 31, 2007 and 2006, Pennichuck Water’s net worth was $40.2 million and $38.1 million, respectively.

One of Pennichuck East’s loan agreements contains a covenant that requires Pennichuck East to maintain a minimum net worth of $1.5 million.  As of December 31, 2007 and 2006, Pennichuck East’s net worth was $6.0 million and $4.7 million, respectively.

Our Bank of America revolving credit loan agreement contains a covenant that requires us to maintain a minimum consolidated tangible net worth of $35.0 million plus equity proceeds subsequent to December 2005.  As of December 31, 2007 and 2006, our consolidated tangible net worth was $45.6 million and $44.5 million, respectively.

Our Company has available a $16.0 million revolving credit facility with a bank.  Borrowings under the revolving credit facility bear interest at a variable rate equal to the 30-day LIBOR rate plus a range of 1.25% to 1.75% based on financial ratios.  The revolving credit facility matures on June 30, 2009 and is subject to renewal and extension by the bank at that time.  As of December 31, 2007 and 2006, there were no borrowings outstanding on the line of credit.

We have one interest rate financial instrument, an interest rate swap, which qualifies as a derivative under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  This financial derivative has been designated as a cash flow hedge under the provisions of SFAS No. 133.  The financial instrument is used to mitigate interest rate risks associated with the Company’s $4.5 million floating-rate loan.  The floating-rate, which is based on the 30-day LIBOR rate plus a spread based on financial ratios, was 5.95% and 6.8%, at the end of 2007 and 2006, respectively.  The agreement provides for the exchange of fixed rate interest payment obligations for floating-rate interest payment obligations on notional amounts of principal.  The derivative agreement has a fixed rate of 6.0% and 6.25% as of December 31, 2007 and 2006, respectively.  The notional amount of the debt for which interest rate swaps have been entered into under this agreement was $4.5 million as of December 31, 2007 and $4.5 million as of December 31, 2006.  The fair value of the financial derivative, as of December 31, 2007, included in the Company’s consolidated balance sheet as “other liabilities” was approximately $95,000.  The fair value of the financial derivative, as of December 31, 2006, included in the Company’s consolidated balance sheet as “Other assets” was approximately $30,000.  Change in the fair value of this derivative is deferred in accumulated other comprehensive income.

Note 4—Equity Investments in Unconsolidated Companies

As of December 31, 2007 and 2006, Southwood had a 50 percent ownership interest in four limited liability companies (“LLCs”).  All or a majority of the remaining ownership interest in each of the LLCs was then held primarily by John P. Stabile II, principal owner of H.J. Stabile & Son, Inc. (“Property Manager”).  The LLCs, whose assets and liabilities are not included in the accompanying consolidated balance sheets, own certain commercial office buildings on which there are outstanding mortgage notes totaling approximately $10.5 million and $9.5 million as of December 31, 2007 and 2006, respectively.

Southwood uses the equity method of accounting for its investments in the four LLCs and accordingly, its investment is adjusted for its share of earnings or losses and for any distributions or dividends received from the LLCs.  For the years ended December 31, 2007, 2006 and 2005, Southwood’s share of earnings (losses) in the LLCs was approximately $60,000, $(34,000) and $15,000, respectively.  Southwood’s share of earnings or (losses) are included under “Net earnings (loss) from investments accounted for under the equity method" in the accompanying consolidated statements of income.  For the years ended December 31, 2007 and 2006, there were no cash distributions received from the LLCs.  For the year ended December 31, 2005, cash distributions received from the LLCs were $250,000.  The principal assets of the LLCs are the land, buildings and leasehold improvements, the total of which as of December 31, 2007 and 2006 was approximately $10.7 million and $9.4 million, respectively.

As it pertains to the Company’s 50% investment in HECOP I, the investment was reduced to zero on the Company’s books during 2005 because of losses which exceeded the Company’s investment in HECOP I by approximately $303,000 through December 31, 2007 and $365,000 through December 31, 2006.  Our Company is not obligated to provide any additional funding to HECOP I.

In accordance with the terms of the LLCs’ operating agreements, the Property Manager charges the LLCs a management fee to offset its real estate management costs.  The management fee is calculated as a percentage of the LLCs’ monthly rent.  For the years ended December 31, 2007, 2006 and 2005, total management fees charged to the LLCs were approximately $134,000, $126,000 and $70,000, respectively.  Until January 21, 2005, the Property Manager also leased approximately 14,000 square feet of office and garage space in one of the LLCs for which it made annual lease payments of approximately $7,000 in 2005.

Our Company leases its principal office space, as referred to in Note 9, from one of the LLCs.

See Note 15 – “Subsequent Events” for a discussion of the sale of the three commercial office buildings comprising substantially all the assets of HECOP I, II and III as described above.

Note 5—Fair Value of Financial Instruments

The carrying value of certain financial instruments included in the accompanying consolidated balance sheet, along with the related fair value, as of December 31, 2007 and 2006 are as follows:

	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($000’s)
Long-term debt	$(64,672)	$(64,967)	$(48,170)	$(48,369)
Interest rate swap (liability) asset	$(95)	$(95)	$30	$30

There are no quoted market prices for the Company’s various long-term debt issues thus, the fair values have been determined based on quoted market prices for securities similar in nature and in remaining maturities.  The fair value for long-term debt shown above does not purport to represent the amounts at which those debt obligations would be settled.  The fair market value of the Company’s interest rate swaps represents the estimated cost to terminate these agreements as of December 31, 2007 and 2006 based upon current interest rates.

The carrying values of the Company’s cash, short-term investments and short-term notes receivable approximate their fair values because of the short maturity dates of those financial instruments.

Note 6—Post-retirement Benefit Plans

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

The following table sets forth the pension plan’s funded status as of December 31, 2007 and 2006, respectively:

	2007	2006
	($000’s)
Change in benefit obligation:
Benefit obligation, beginning of year	$7,280	$6,793
Service cost	499	379
Interest cost	425	383
Actuarial loss/(gain)	220	(98)
Benefits paid, excluding expenses	(180)	(177)
Benefit obligation, end of year	$8,244	$7,280
Change in plan assets:
Fair value of plan assets, beginning of year	$5,215	$4,608
Actual return on plan assets, net	360	385
Expenses	—	(14)
Employer contribution	491	413
Benefits paid, excluding expenses	(180)	(177)
Fair value of plan assets, end of year	$5,886	$5,215
Funded status	$(2,358)	$(2,065)

	2007		2006
	($000’s)
Amounts recognized in the consolidated balance sheet as of December 31, 2007 and 2006 consisted of:
Current liability	$	―	$	―
Non-current liability		(2,358)		(2,065)
Total		$(2,358)		$(2,065)

Changes in plan assets and benefit obligations recognized in regulatory assets, for the year ended December 31, 2007, are as follows:

2007
($000’s)

Regulatory asset balance, beginning of the year	$2,247
Net actuarial loss incurred during the year	261
Amortization of prior service cost	(1)
Amortization of net actuarial losses	(102)
Amortization of net transition obligation	1
Regulatory asset balance, end of the year	$2,406

Amounts recognized in regulatory assets that have not yet been recognized as components of net periodic benefit cost of the following at December 31, 2007 and 2006, respectively:

	2007	2006
	($000’s)
Net actuarial loss	$2,406	$2,246
Prior service cost	—	1
Regulatory asset	$2,406	$2,247

	2007	2006
Weighted average assumptions used to value benefit obligations were as follows:
Discount rate at the end of the year	5.75%	5.75%
Rate of compensation increase at the end of the year	3.00%	3.00%

The components of net periodic pension costs are as follows:

	Year Ended December 31,
	2007	2006	2005
	($000’s)

Service cost, benefits earned during the period	$499	$379	$324
Interest cost on projected benefit obligation	425	383	342
Expected return on plan assets	(402)	(349)	(322)
Amortization of prior service cost	1	1	1
Amortization of transition asset	―	(14)	(14)
Recognized net actuarial loss	102	101	77
Net periodic benefit cost	$625	$501	$408

The estimated net actuarial loss, prior service cost and transition asset for our pension plan that will be amortized in 2008 from the regulatory assets into net periodic benefit costs are $97,000, $1,000 and $0, respectively.

Weighted average assumptions used to calculate net periodic benefit cost were as follows:
Discount rate, beginning of the year	5.75%	5.50%	5.75%
Expected return on plan assets for the year (net of investment expenses)	7.50%	7.50%	7.50%
Rate of compensation increase, beginning of the year	3.00%	3.00%	3.00%

Our expected long-term rate of return on pension plan assets is based on the Plan’s expected asset allocation, expected returns on various classes of Plan assets as well as historical returns.

The projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for the Plan were approximately $8.2, $7.2 and $5.9 million, respectively, as of December 31, 2007 and approximately $7.3, $6.2 and $5.2 million, respectively, as of December 31, 2006.

In establishing its investment policy, our Company has considered the fact that the pension plan is a major retirement vehicle for its employees and the basic goal underlying the establishment of the policy is to provide that the assets of the Plan are prudently invested.  Accordingly, we do not consider it necessary to adopt overly aggressive investment approaches that may expose the pension assets to severe depreciation in asset values during adverse markets.  The investment policy should provide a high probability of generating a rate of return equal to at least 4% in excess of inflation over a long-term time horizon.  The Company’s investment strategy applies to its post-retirement plans as well as the Plan.

The Plan held 21,000 shares of Pennichuck Corporation common stock as of December 31, 2007 and 2006.  The value of this stock as of December 31, 2007 and 2006 was $561,000 and $425,000, respectively.  The Company stock held in the Plan represents 9.5% and 8.1% of the total Plan assets as of December 31, 2007 and 2006, respectively.

The Plan’s investment strategy utilizes several different asset classes with varying risk/return characteristics.  The following table indicates the asset allocation percentage of the fair value of the Plan assets (other than with respect to shares of the Company’s stock as discussed above) as of December 31, as well as the Plan’s targeted allocation range:

	2007	2006	Asset Allocation Range
Equities	62%	60%	30% – 90%
Fixed income	37%	39%	25% – 65%
Cash and cash equivalents	1%	1%	0% – 15%
Total	100%	100%

In order to satisfy the minimum funding requirements of the Employee Retirement Income Security Act of 1974, applicable to defined benefit pension plans, we anticipate that we will contribute approximately $800,000 to the Plan in 2008.  This contribution includes approximately $255,000 to reduce the plan’s underfunded status, per current requirements under the Pension Protection Act.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

($000’s)
2008	$222
2009	254
2010	298
2011	331
2012	413
2013-2017	2,685
Total	$4,203

Defined Contribution Plan

In addition to the defined benefit plan, we have a defined contribution plan covering substantially all full-time employees.  Under this plan, our Company matches 100% of the first 3% of each participating employee’s salary contributed to the plan.  The matching employer’s contributions, recorded as operating expenses, were approximately $157,000, $146,000 and $132,000 for 2007, 2006 and 2005, respectively.

Other Post-retirement Benefits

We also provide post-retirement medical benefits to retired employees through separate post-retirement medical plans for union and non-union employees.  Future benefits, payable to current employees upon reaching normal retirement date, are calculated based on the actual percentage of wage and salary increases earned from the plan inception date to normal retirement date.  The post-retirement plans use December 31 for the measurement date to determine their projected benefit obligation and fair value of plan assets.  These plans use January 1 as the measurement date to determine net periodic benefit cost.

The following table sets forth the post-retirement medical plans funded status as of December 31, 2007 and 2006, respectively:

	2007	2006
	($000’s)
Change in benefit obligation:
Benefit obligation, beginning of the year	$1,176	$1,104
Service cost	60	56
Interest cost	61	62
Actuarial gain	(106)	(19)
Benefits paid, excluding expenses	(13)	(27)
Benefit obligation, end of year	$1,178	$1,176
Change in plan assets:
Fair value of plan assets, beginning of the year	$526	$489
Actual return on plan assets, net	62	38
Employer contribution	13	27
Benefits paid, excluding expenses	(13)	(27)
Fair value of plan assets, end of year	$588	$527
Funded status	$(590)	$(649)

Amounts recognized in the consolidated balance sheets as of December 31, 2007 and 2006 consisted of:
Current liability	$	―	$	―
Non-current liability		(590)		(649)
Total		$(590)		$(649)

Changes in plan assets/(liabilities) and benefit obligations recognized in regulatory liability for the year ended December 31, 2007, are as follows:

2007
($000’s)
Regulatory asset balance, beginning of the year	$79
Net (gain) incurred during the year	(140)
Amortization of prior service cost	(9)
Regulatory asset balance, end of the year	$(70)

Amounts recognized in regulatory (liability)/assets that have not yet been recognized as components of net periodic benefit cost of the following at December 31, 2007 and 2006, respectively:

	2007	2006
	($000’s)

Net actuarial (gain)/loss	$(70)	$70
Prior service cost	—	9
Regulatory (liability)/asset	$(70)	$79

Weighted average assumptions used to value benefit obligations were as follows:
Discount rate at the end of the year	5.75%	5.75%
Rate of compensation increase at the end of the year	3.00%	3.00%

Net periodic other post-retirement benefit cost included the following components:
	Year Ended December 31,
	2007	2006	2005
	($000’s)

Service cost, benefits earned during the period	$60	$56	$49
Interest cost on accumulated post-retirement benefit obligation	61	62	57
Expected return on plan assets	(40)	(39)	(38)
Amortization of prior service cost	9	14	15
Net periodic benefit cost	$90	$93	$83

The estimated prior service cost for our post-retirement medical plan that will be amortized in 2008 from the regulatory assets into net periodic benefit costs are $0.

Weighted average assumptions used to calculate net periodic benefit cost were as follows:
Discount rate at the beginning of the year	5.75%	5.50%	5.75%
Expected return on plan assets for the year (net of investment expenses)	7.50%	7.50%	7.50%
Rate of compensation increase at the beginning of the year	3.00%	3.00%	3.00%
Healthcare cost trend rate at the beginning of the year	9.00%	9.00%	9.00%

A one percent change in the assumed health care cost trend rate would not have had a material effect on the post-retirement benefit cost or the accumulated post-retirement benefit obligation in 2007.

The following indicates the asset allocation percentages of the fair value of total post-retirement medical benefit plan assets for each major type of plan assets as of December 31, as well as targeted percentages and the permissible range:

	2007	2006	Asset Allocation Range
Equities	0%	57%	30% – 90%
Fixed income	0%	34%	10% – 40%
Cash and cash equivalents	100%	9%	0% – 15%
Total	100%	100%

The assets of the Company’s post-retirement medical benefit plans are held in two separate Voluntary Employee Beneficiary Association (“VEBA”) trusts.  We maintain our VEBA plan assets in directed trust accounts at a commercial bank.  In the fourth quarter of 2007, we elected to change the trustee for our VEBA plan assets in order to reduce our trust expenses.  In order to transfer assets to the new trustee, we were required to convert all VEBA plan assets to cash.  Recently, we re-established long-term investments for our VEBA plan assets consistent with the VEBA plan's Investment Policy Statement.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

($000’s)
2008	$19
2009	24
2010	32
2011	43
2012	57
2013-2017	413
Total	$588

Our Company also offers post-employment medical benefits for employees who retire prior to their normal retirement age and who have met certain age and service requirements.  The benefits allow continuity of coverage at group rates from the employee’s retirement date until the employee becomes eligible for Medicare.  The plan became effective October 1, 2003.  Upon early retirement, if a qualifying employee elects to remain on the Company’s group medical plan, the Company pays his or her full monthly premium.  Upon request, the spouse of the covered former employee may also remain on the Company’s group medical plan provided that person’s full monthly premium is reimbursed to the Company.  This post-employment plan is funded from the general assets of the Company.

The following table sets forth the funded status as of December 31, 2007 and 2006 of the post-employment medical plans for employees who retire prior to their normal retirement age:

	2007	2006
	($000’s)
Change in benefit obligation:
Benefit obligation, beginning of year	$789	$757
Service cost	72	71
Interest cost	42	39
Actuarial gain	(57)	(78)
Benefits paid, excluding expenses	—	—
Benefit obligation, end of year	$846	$789
Funded Status	$(846)	$(789)

Amounts recognized in the consolidated balance sheets as of December 31, 2007 and 2006 consisted of:
Current liability	$(24)	$(38)
Non-current liability	(822)	(751)
Total	$(846)	$(789)

Changes in plan assets and benefit obligations recognized in regulatory assets, for the year ended December 31, 2007, are as follows:

2007
($000’s)

Regulatory asset balance, beginning of the year	$398
Net (gain) incurred during the year	(23)
Amortization of prior service cost	(22)
Amortization of net actuarial losses	—
Regulatory asset balance, end of the year	$353

Amounts recognized in regulatory assets that have not yet been recognized as components of net periodic benefit cost of the following at December 31, 2007 and 2006, respectively:

	2007	2006
	($000’s)
Net actuarial loss	$88	$111
Prior service cost	265	287
Regulatory asset	$353	$398

	2007	2006
Weighted average assumptions used to value benefit obligations were as follows:
Discount rate at the end of the year	5.75%	5.75%
Health care cost trend rate at the end of the year	9.00%	9.00%

Net periodic other post-retirement benefit cost included the following components:
	Year Ended December 31,
	2007	2006	2005
	($000’s)

Service cost, benefits earned during the period	$72	$71	$59
Interest cost on accumulated post-retirement benefit obligation	42	40	36
Amortization of prior service cost	22	22	22
Recognized net actuarial loss	—	5	6
Net periodic benefit cost	$136	$138	$123

The estimated prior service cost for our post-employment medical benefit plan that will be amortized in 2008 from the regulatory assets into net periodic benefit costs is $22,000.

	Year Ended December 31,
	2007	2006	2005
	($000’s)
Weighted average assumptions used to calculate net periodic benefit cost were as follows:
Discount rate at the beginning of the year	5.75%	5.50%	5.75%
Health care cost trend rate at the beginning of the year	9.00%	9.00%	9.00%

The estimated benefit payments for the years after 2007 are as follows:

($000’s)
2008	$24
2009	23
2010	17
2011	25
2012	41
2013-2017	389
Total	$519

We adopted SFAS No. 158 on December 31, 2006.  Because we are subject to regulation in the state in which we operate, we are required to maintain our accounts in accordance with the regulatory authority’s rules and regulations, which may differ from other authoritative accounting pronouncements.  In those instances, we follow the guidance of SFAS No. 71.  Based on prior regulatory practice, and in accordance with the guidance provided by SFAS No. 71, we recorded underfunded pension and postretirement obligations, which otherwise would have been recognized as a reduction to Accumulated Other Comprehensive Income as of December 31, 2007 and 2006 under

SFAS No. 158, as a Regulatory Asset and we expect to recover those costs in rates charged to customers.  The adoption of this standard had no impact on results of operations or cash flows.

In May 2004, the FASB issued Staff Position (“FSP”) 106-2, “Accounting Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act’).  The Act provides for prescription drug benefits for retirees over the age of 65 under the Medicare Part D program.  For employers like our Company, who currently provide retiree medical programs for former employees over the age of 65, there are potential subsidies available which are inherent in the Act.  The Act potentially entitles these employers to a direct tax-exempt federal subsidy.  This FSP provides guidance on the accounting for the effects of the Act.  The guidance indicates that, when an employer initially accounts for the subsidy, the effect on the accumulated post-retirement benefit obligation should be accounted for as an actuarial gain (assuming no plan amendments are made).  In addition, since the subsidy would affect the employer’s share of its plan’s costs, the subsidy is included in measuring the costs of benefits attributable to current service.  Therefore, the subsidy should reduce service cost when it is recognized as a component of net periodic post-retirement benefit cost.  This FSP became effective on July 1, 2004.  We have concluded, in consultation with its actuarial service provider, that the adoption of this FSP did not have a material effect on our Company’s consolidated financial statements.

Note 7—Stock Based Compensation Plans

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”.  SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principals Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”.  We adopted the provisions of SFAS No. 123R as of January 1, 2006 using the modified prospective transition method, which does not require restatement of prior year results.  The resulting impact on the consolidated income statement for the years ended December 31, 2007 and 2006 was approximately $29,000, net of taxes of $20,000, and $45,000, net of taxes of $30,000, respectively.  SFAS No. 123R requires that all share-based payments to employees, including grants of stock options, be recognized as compensation expense in the consolidated financial statements based on their fair value.

Prior to January 1, 2006, we followed APB No. 25 and the disclosure requirements for SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123 with pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting as defined in SFAS No. 123 has been applied.  Our Company’s consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of adopting SFAS 123R.  The total compensation cost related to non-vested stock option awards are approximately $28,000, net of tax as of December 31, 2007.  These costs are expected to be recognized in earnings during 2008.

Our Company provides its officers and key employees incentive and non-qualified options on a discretionary basis pursuant to two stock option plans, the 1995 Stock Option Plan (“1995 Plan”) and the Amended and Restated 2000 Stock Option Plan (“2000 Plan”).

The 1995 Plan permits the granting of both incentive stock options and non-qualified stock options to employees at a price per share equivalent to the market value at the date of the grant.  Options become exercisable immediately following the grant and expire ten years from the date of grant.  The number of shares of common stock subject to issuance under the 1995 Plan is 75,000 (200,000 shares after the three-for-two stock split in September 1998 and the four-for-three stock splits in December 2001 and June 2005).  As of December 31, 2007 and 2006, no further shares were available for future grant under the 1995 Plan.

The Amended and Restated 2000 Plan provides for the granting of both incentive stock options and non-qualified stock options to employees at a price per share equivalent to the market value at the date of the grant.  Options may be subject to vesting or may become exercisable immediately following the grant, and expire ten years from the date of grant.  The number of shares of common stock subject to issuance under the 2000 Plan is 500,000.  As of December 31, 2007, 254,897 shares were available for future grant under the Amended and Restated 2000 Plan.

For purposes of calculating the fair value of each stock grant at the date of grant, our Company used the Black Scholes Option Pricing model.  The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123R to the stock-based employee compensation for the year ended December 31, 2005.

December 31, 2005
($000’s, except per share data)

Net income available to common shareholders	$477
Less:
Total fair value of stock-based employee compensation expense for all awards, net of related taxes	339
Pro forma net income	$138

Basic net income per share:
As reported	$0.13
Pro forma	$0.04

Diluted net income per share:
As reported	$0.13
Pro forma	$0.04

The following table summarizes the activity under the stock option plans for the three-year period ended December 31, 2007.  This activity has been adjusted to reflect the four-for-three stock split which was effective on June 1, 2005:

	Number of Shares	Price per Share	Weighted Average Price per Share
Options outstanding as of December 31, 2004	179,384	$6.09-21.24	$18.32
Granted	107,433	19.51-19.67	19.60
Exercised	(19,164)	6.09-19.67	14.96
Canceled	(9,333)	20.14-21.24	20.49
Options outstanding as of December 31, 2005	258,320	6.09-21.24	19.02
Granted	40,000	19.00	19.00
Exercised	(65,023)	15.29-21.24	18.74
Canceled	(2,080)	15.29-21.24	19.80
Options outstanding as of December 31, 2006	231,217	6.09-21.24	19.09
Granted	—	—	—
Exercised	(5,267)	15.29-19.67	17.50
Canceled	(1,935)	6.09-21.24	18.16
Options outstanding as of December 31, 2007	224,015	$6.09-21.24	$19.13
Exercisable as of December 31, 2005	249,431	$6.09-21.24	$19.00
Exercisable as of December 31, 2006	195,660	$6.09-21.24	$19.07
Exercisable as of December 31, 2007	210,681	$7.13-21.24	$19.17

The following table summarizes information about options outstanding and exercisable as of December 31, 2007.  All amounts have been adjusted to reflect the four-for-three stock split effective June 1, 2005.

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number of Shares Outstanding	Weighted Average Exercise Price per Share
$ 7.13	333	0.02	$ 7.13	333	$ 7.13
11.81	3,738	1.02	11.81	3,738	11.81
17.44	20,017	2.02	17.44	20,017	17.44
15.29	14,089	3.04	15.29	14,089	15.29
20.25	14,001	4.07	20.25	14,001	20.25
20.14	21,735	5.76	20.14	21,735	20.14
21.24	22,268	6.07	21.24	22,268	21.24
19.67	50,934	7.08	19.67	50,934	19.67
19.51	36,900	7.95	19.51	36,900	19.51
19.00	40,000	8.65	19.00	26,666	19.00
	224,015			210,681

The weighted average fair value per share of options granted during 2006 and 2005 was $3.53 and $3.43, respectively.  The fair value of each option grant was estimated on the date of grant using the following assumptions:

	Year Ended December 31,
	2007	2006	2005
Risk-free interest rate	N/A	4.75%	4.01%
Expected dividend yield	N/A	3.47%	3.37%
Expected lives	N/A	5 years	5 years
Expected volatility	N/A	22.00%	22.00%

Note 8—Shareholder Rights Plan

On April 20, 2000, our Company’s Board of Directors adopted a Rights Agreement and declared a dividend of one preferred share purchase right (“Right”) for each outstanding share of common stock, $1.00 par value.  The Rights Agreement was amended by the Board of Directors on July 28, 2006.  Each Right entitles the shareholder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock of our Company at an exercise price of $85.00 per share, subject to adjustment.  The Rights become exercisable in the event that a person or group acquires, or commences a tender or exchange offer to acquire, more than 15% of our Company’s outstanding common stock.  In that event, each Right will entitle the holder, other than the acquiring party, to purchase a number of common shares of our Company having a market value equal to two times the Right’s exercise price.  If our Company is acquired in a merger or other business combination at any time after the Rights become exercisable, the Rights will entitle the holder to purchase a certain number of shares of common stock of the acquiring company having a market value equal to two times the Right’s exercise price.  The Rights are redeemable by our Company at a redemption price of $.01 per Right at any time before the Rights become exercisable.  The Rights will expire on April 19, 2010, unless previously redeemed.

Note 9—Commitments and Contingencies

Pending Municipalization Efforts

On March 25, 2004, the City of Nashua, New Hampshire (the “City”) filed a petition with the New Hampshire Public Utilities Commission (the “NHPUC”) under the New Hampshire utility municipalization statute, NHRSA Ch. 38, seeking to take by eminent domain all of the utility assets of our Company’s three utility subsidiaries.  Under NHRSA Ch. 38, if the NHPUC makes a finding that it is in the public interest to do so, a municipality may take the assets of a utility providing service in that municipality.  The NHPUC is also charged with determining the amount of compensation for the assets that it finds are in the public interest for the municipality to take.  On January 21, 2005, the NHPUC issued an order ruling, among other things, that (1) the City does not have the legal authority to pursue a taking of the assets of the two Pennichuck utility subsidiaries that provide no service in Nashua, Pennichuck East and Pittsfield, and (2) the City does have the legal authority to pursue a potential taking of all of the assets of Pennichuck Water, subject to a determination by the NHPUC as to what portion of those assets, if any, are in the public interest for Nashua to take.

The eminent domain merits hearing before the NHPUC began on January 10, 2007 but was subsequently suspended through July 16, 2007 by agreement of the parties (“Stay Agreement”) to allow the City and the Company to engage in settlement discussions.  On July 16, 2007, the Stay Agreement expired without the parties having reached a settlement of their eminent domain dispute.  While we have publicly stated our willingness to consider any future comprehensive settlement proposals the City may wish to make, to our knowledge none are currently pending.  We remain vehemently opposed to the City's proposed eminent domain taking of Pennichuck Water assets.

The merits hearing resumed on September 4, 2007 and concluded on September 26, 2007.  Briefs summarizing the arguments of each party were filed in the fourth quarter 2007.  A ruling by the NHPUC on the City’s petition may be issued at any time.

If the City ultimately is successful in obtaining a determination by the NHPUC that it should be allowed to take some or all of Pennichuck Water’s assets, the City is not required under NHRSA Ch. 38 to complete the taking and could ultimately choose not to proceed with the purchase of the assets.  Our Company cannot predict the ultimate outcome of these matters.  It is possible that, if the acquisition efforts of the City are successful, the financial position of our Company would be materially impacted.

Prior to the City’s filing of its eminent domain case at the NHPUC, our company filed a Petition for Declaratory Judgment in New Hampshire Superior Court seeking a determination that the City had waited too long to seek condemnation authority from the NHPUC after obtaining a public vote on November 26, 2002 regarding municipalization of water utility assets, as well as a determination that NHRSA Ch. 38 was unconstitutional on a number of grounds and, later, that the NHPUC proceeding ultimately filed by the City exceeded the scope of the assets that were properly the subject of an attempted taking by the City under NHRSA Ch. 38. On September 1, 2004, the Superior Court ruled adversely to our company on a number of these issues, deferred to the NHPUC with regard to the issue relating to the scope of the assets that the City could seek to acquire, and determined that one of the constitutional claims raised by our Company should be addressed only after the proceeding at the NHPUC had concluded.  On November 16, 2005, the New Hampshire Supreme Court issued a ruling upholding the decision of the Superior Court.

In addition to its efforts to obtain declaratory relief, our Company also brought suit against the City in New Hampshire Superior Court to obtain monetary damages that our Company believes resulted from the City’s efforts to acquire some or all of the assets of our company.  The City removed the case to United States District Court for the District of New Hampshire and then sought to have the case dismissed in its entirety.  On September 13, 2004, the District Court dismissed our Company’s federal law claims without prejudice on the basis that our Company had not yet exhausted its available state law remedies and remanded the case to New Hampshire Superior Court for consideration of our Company’s state law claims.  On December 1, 2004, the Superior Court dismissed the remainder of the case without prejudice on the basis that the claim for damages was premature and giving our Company the right to refile the case at a later date depending on the outcome of the proceeding before the NHPUC.

The Town of Pittsfield voted at its town meeting in 2003 to acquire the assets of our Company’s Pittsfield subsidiary by eminent domain.  In April 2003, the Town notified our Company in writing of the Town’s desire to acquire the assets.  Our Company responded that it did not wish to sell the assets.  Thereafter, no further action was taken by the Town until March 2005, when the Town voted to appropriate $60,000 to the eminent domain process.  On March 22, 2005, our Company received a letter from the Town reiterating the Town’s desire to acquire the assets of our Company’s Pittsfield subsidiary, and by letter dated May 10, 2005, our Company responded that it did not wish to sell them.  Our Company does not have a basis to evaluate whether the Town will actively pursue the acquisition of our Company’s Pittsfield assets by eminent domain, but since the date of the Town’s letter to our Company the Town has not taken any additional steps required under New Hampshire RSA Chapter 38 to pursue eminent domain.

The Town of Bedford voted at its town meeting in March 2005 to take by eminent domain our Company's assets within Bedford for purposes of establishing a water utility, and by letter dated April 4, 2005 inquired whether our Company, and any relevant wholly owned subsidiary of our Company, is willing to sell its assets to Bedford.

Our Company responded by letter dated June 1, 2005, informing the Town that our Company does not wish to sell those assets located in Bedford that are owned by any of its subsidiaries.  Our Company has not received a response to its letter, and since the date of the Town’s letter to our Company the Town has not taken any additional steps required under New Hampshire RSA Chapter 38 to pursue eminent domain.  During the hearing regarding the proposed eminent domain taking by Nashua, the witness for the Town of Bedford testified that the Town's interest in a possible taking of assets of our Company related to a situation in which Nashua might acquire less than all of our Company's assets, leaving the system in Bedford as part of a significantly smaller utility.

Our Company cannot predict the ultimate outcome of these matters.  It is possible that, if the acquisition efforts of the City and/or the Towns of Pittsfield or Bedford were successful, the financial position of our Company would be materially impacted.  No adjustments have been recorded in the accompanying consolidated financial statements for these uncertainties.

Settlement of Regulatory Investigation

Our Company and Maurice L. Arel, our Company’s former President and Chief Executive Officer, were the subject of parallel investigations by the New Hampshire Bureau of Securities Regulation (the “Bureau”) and the U.S. Securities and Exchange Commission (the “SEC”) that began in late 2002 and early 2003, respectively.  Effective December 16, 2004, the Bureau and the SEC entered into settlements with our Company and Mr. Arel regarding matters related to those investigations.

Under the terms of the settlement with the Bureau, our Company’s shareholders as of March 31, 2003 received a payment totaling $280,000 as of March 1, 2005.  Mr. Arel was financially responsible for $160,000 of that amount and our Company was responsible for the balance.  In accordance with the terms of the Bureau settlement, neither Mr. Arel nor any director of our Company who was a shareholder as of March 31, 2003 was entitled to receive any portion of the shareholder payment.

In connection with the settlement of the Bureau and SEC investigations, our Company and Mr. Arel entered into a separate settlement regarding Mr. Arel’s claim under a 1994 Insurance Funded Deferred Compensation Agreement with our Company.

Arbitrage Rebate Liability

If any amount by which investment earnings on the proceeds from our Company’s tax-exempt bond financing program prior to disbursement from the bond trustee to our Company exceed the interest cost of the bonds, such excess amount at the end of the first five-year rebate calculation period (October 20, 2010), is subject to rebate to the federal government within sixty days after that date.

Our Company has retained an independent consultant to perform annually on or about the anniversary date of the initial issuance of bonds under such program certain calculations related to this arbitrage rebate liability.  As of October 1, 2007 our Company's arbitrage rebate liability was calculated to be approximately $134,000.  No payment is due until December 20, 2010 and the actual arbitrage rebate liability of our Company at that time, if any, will be calculated as of October 20, 2010 and may increase or decrease materially from the October 1, 2007 calculation based upon future investment earnings on bond proceeds and future bond interest costs.

In particular, the $6.0 million Series B-1 Bonds and the $16.4 million Series BC-2 Bonds are subject to mandatory tender and remarketing on October 1, 2008 and May 1, 2008, respectively.  The interest rates resulting from the remarketing of such bonds may materially affect our Company’s arbitrage rebate liability on December 20, 2010 because arbitrage is based upon the weighted average interest cost on all series of bonds over the entire five-year period.  Also, the interest rate on the $15.0 million Series BC-1 Bonds is subject to adjustment every 35 days pursuant to certain auction procedures and such rate may materially affect our Company’s arbitrage rebate liability on December 20, 2010.

Our Company has not recorded a liability for arbitrage rebate liability, if any, in its financial statements.

Operating Leases

We lease our corporate office space as well as certain office equipment under operating lease agreements.  We have commenced discussions regarding a multi-year extension.  Total rent expense was approximately $261,000, $251,000 and $174,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Our remaining lease commitments for our corporate office space and leased equipment as of December 31, 2007 are as follows:

Amount
($000’s)
2008	$254
2009	95
2010	19
2011	11
2012 and thereafter	—
Total	$379

Note 10—Guarantees

As discussed in Note 4, as of December 31, 2007, Southwood had a 50% ownership interest in four limited liability companies known as HECOP I, HECOP II, HECOP III and HECOP IV (the “Joint Ventures”), each of which owned land and three of which owned commercial office buildings, subject to mortgage notes with a local bank.  The mortgage notes, totaling approximately $10.5 million at December 31, 2007, are not included in the accompanying consolidated balance sheets and are each secured by the underlying real property.  Southwood is contingently liable for one-half of the outstanding balances of three of the four outstanding mortgages, and as such, it had issued a guarantee to the mortgagee for its share of the guaranteed indebtedness.  As of December 31, 2007, Southwood was contingently liable on approximately $3.7 million of mortgage indebtedness associated with the limited liability companies.  The maturity date for such indebtedness is June 27, 2008.  We have assessed these equity investments in accordance with FIN 46(R) “Consolidation of Variable Interest Entities,” and have determined that Southwood is not the primary beneficiary of these variable interest entities.

See Note 15 – “Subsequent Events” for a discussion of the sale of the three commercial office buildings comprising substantially all the assets of HECOP I, II and III as described above.

Note 11—Supplemental Disclosures on Cash Flow and Non-Cash Items

Supplemental cash flow information for the three years ended December 31, 2007, 2006 and 2005 is presented below:

	2007	2006	2005
		($000’s)
Cash paid during the year for:
Interest	$2,669	$2,426	$1,952
Income taxes, net of refunds	146	72	62
Non-cash items:
Contributions in aid of construction	2,270	2,613	3,358

Note 12—Business Segment Reporting

We follow the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to shareholders.  Our operating activities are grouped into three reportable business segments as follows:

Water utility operations—Involved in the collection, treatment and distribution of potable water for domestic, industrial, commercial and fire protection service in the City of Nashua and various other communities throughout New Hampshire.

Water management services—Includes the contract operations and laboratory testing activities of Service Corporation.

Real estate operations—Involved in the ownership, development, management and sale of commercial and residential property in Nashua and Merrimack, New Hampshire.

The line titled “Other” relates to parent company activity, including eminent domain-related costs.  In prior years, other was included with the water management services business segment.  Total is now being broken out separately from that reportable segment.  This category “Other”, which is not a reportable segment, is shown only to tie out to amounts shown in the Company’s Consolidated Financial Statements.

The following table presents information about our three reportable business segments:

	2007	2006	2005
	($000’s)
Operating revenues:
Water utility operations	$27,217	$21,974	$21,551
Water management services	2,287	2,334	2,051
Real estate operations	23	106	206
Other	8	67	56
Total operating revenues	$29,535	$24,481	$23,864
Operating income (loss):
Water utility operations	$7,780	$3,728	$4,712
Water management services	195	241	233
Real estate operations	(273)	(109)	(12)
Other	(36)	(207)	(102)
Total operating income (loss)	$7,666	$3,653	$4,831
Purchases of property, plant and equipment:
Water utility operations	$17,608	$21,383	$10,882
Water management services	78	12	—
Real estate operations	—	—	—
Other	—	—	—
Total purchases of property, plant and equipment	$17,686	$21,395	$10,882

	2007	2006
	($000’s)
Total assets:
Water utility operations	$157,704	$139,437
Water management services	144	475
Real estate operations	2,454	2,609
Other	8,286	2,384
Total assets	$168,588	$144,905

	2007	2006	2005
	($000’s)
Depreciation and amortization expense:
Water utility operations	$3,865	$3,566	$3,237
Water management services	14	11	5
Real estate operations	—	—	—
Other	28	22	13
Total depreciation and amortization expense	$3,907	$3,599	$3,255

The operating revenues within each business segment are sales to unaffiliated customers.  Operating income is defined as segment revenues less operating expenses including allocable parent company expenses attributable to each business segment as shown below.

	2007	2006	2005
	($000’s)
Allocated parent expenses:
Water utility operations	$945	$1,266	$1,178
Water management services	40	66	56
Real estate operations	11	(21)	(43)
Total allocated parent expenses	$996	$1,311	$1,191

The general and administrative expenses allocated by the parent company to its subsidiaries are calculated based primarily on a ratio of each subsidiary’s revenues, assets, customer base and net plant to the consolidated amounts for each metric.

In addition, as of December 31, 2007, all of the employees of the consolidated group are employees of Pennichuck Water, which in turn allocates a portion of its labor and other direct expenses and general and administrative expenses to our Company’s other subsidiaries.  This intercompany allocation reflects Pennichuck Water’s estimated costs that are associated with conducting the activities within our Company’s subsidiaries.  The allocation of Pennichuck Water costs is based on, among other things, time records for direct labor, customer service activity and accounting transaction activity.

Within the water utility business segment, one customer accounted for approximately 8 percent of water utility revenues in 2007. That same customer accounted for approximately 8 percent of water utility revenues in 2006 and 9 percent of water utility revenues in 2005. During 2007, 2006 and 2005, the water utility segment recorded approximately $2.2, $1.8 and $1.9 million, respectively, in water revenues which were derived from fire protection and other billings to this customer. As of December 31, 2007, 2006 and 2005, this customer accounted for approximately 8%, 10% and 10% of total accounts receivable, respectively.

Note 13―Asset Retirement Obligations

We have identified the need to materially restore or remove one of our existing dams, which is no longer needed to support water sources for our Company.  Based upon studies conducted in cooperation with the State of New Hampshire, it has been determined that this dam will be removed by the end of 2008, restoring the abutting watershed to its original state.  As of December 31, 2006, our Company had information available that supported the recording of an asset retirement obligation as the amount of the cost of removal could be reasonably estimated and the timing and requirements to complete this process were clearly defined and estimable.  Estimated costs and corresponding grant funding are periodically reviewed and have been updated to current values as of December 31, 2007.

In accordance with SFAS No. 143, Accounting for Asset Retirement Obligations and Financial Interpretation Number (FIN) 47, Accounting for Conditional Asset Retirement Obligations, we recorded an asset retirement obligation of $74,000 at December 31, 2007 and $227,000 at December 31, 2006, which is included in Other Current Liabilities.  Under SFAS 71, if the cost of this removal can be reasonably determined to be recoverable in future rates, then the offsetting cost relating to the removal can be recovered in rates.  As of December 31, 2007 and 2006, approximately $195,000 and $227,000 respectively, have been recorded in Deferred Charges and Other Assets.

Note 14—Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	($000’s, except per share amounts)
Year Ended December 31, 2007
Revenues	$5,993	$7,126	$9,359	$7,057
Operating Income	669	1,818	3,800	1,379
Net income	162	1,349	1,613	457
Earnings per common share
Basic	$0.04	$0.32	$0.38	$0.11
Diluted	$0.04	$0.32	$0.38	$0.11

Year Ended December 31, 2006
Revenues	$5,164	$5,821	$7,366	$6,130
Operating Income	206	1,014	1,687	746
Net income (loss)	(707)	155	670	452
Earnings (loss) per common share
Basic	$(0.17)	$0.04	$0.16	$0.11
Diluted	$(0.17)	$0.04	$0.16	$0.11

Note 15—Subsequent Events

Sale of Three Commercial Office Buildings.  In January 2008, we announced the sale of the three commercial office buildings that comprised substantially all of the assets of HECOP I, II and III.  Our 50% share of net cash proceeds, after retirement of mortgage notes and payment of expenses of sale, but before income taxes, were approximately $3.9 million.  The first quarter 2008 pre-tax non-operating income from this sale is approximately $3.7 million.

Common Stock Dividend.  On March 1, 2008, we paid a quarterly dividend of $0.165 per share to shareholders of record on February 15th.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Information regarding the Company’s change of accountants from PricewaterhouseCoopers LLP to Beard Miller Company LLP required by Item 304 of Regulation S-K pursuant to Rule 14a-3 appears under “Relationship With Independent Accountants” in the Proxy Statement filed with the SEC on April 7, 2006.  Such information is incorporated by reference into this Annual Report on Form 10-K Report.

There were no disagreements or other reports or other reportable events of the type for which disclosure would be required under Item 304(b) of Regulation S-K.

ITEM 9A.

CONTROLS AND PROCEDURES

We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934 under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” as of the end of the period covered by this Annual Report on Form 10-K.

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

Based on their evaluation, the principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K are effective to provide reasonable assurance that information relating to the Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.  Beard Miller Company LLP, our independent registered public accounting firm, has audited the Company's effectiveness of internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission ("COSO").

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Information regarding our directors and executive officers required by this Item will appear under “Election of Directors” and “Corporate Governance, Board and Committee Membership” in our definitive Proxy Statement for our annual meeting of shareholders (the “Proxy Statement”) to be held May 5, 2008, which we intend to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2007.  Such information is incorporated by reference into this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

Information about compliance with Section 16(a) of the Exchange Act required by this Item will appear under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2007.  Such information is incorporated by reference into this Annual Report on Form 10-K.

Code of Ethics

Information regarding our code of ethics (the Company’s Code of Ethics for Financial Professionals) required by this Item will appear under “Executive Compensation—Code of Ethics for Financial Professionals” in the Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2007.  Such information is incorporated by reference into this Annual Report on Form 10-K.  We intend to satisfy the SEC disclosure requirement regarding amendments to, or waivers from, certain provisions of the Code of Ethics for Financial Professionals by posting such information on our website at www.pennichuck.com.

ITEM 11.

EXECUTIVE COMPENSATION

Information about compensation of our named executive officers and related matters required by this Item will appear under “Executive Compensation”, “Corporate Governance, Board and Committee Membership” and “Report of the Compensation and Benefits Committee” in the Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2007.  Such information is incorporated by reference into this Annual Report on Form 10-K.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership of certain beneficial owners and management required by this Item will appear under “General Disclosures – Security Ownership of Certain Beneficial Owners” and “General Disclosures – Security Ownership of Management” in the Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2007.  Such information is incorporated by reference into this report.  Information regarding securities authorized for issuance under equity compensation plans required by this Item will appear under “Executive Compensation—Equity Compensation Plans” in the Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2007.  Such information is incorporated by reference into this Annual Report on Form 10-K.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about certain relationships and related transactions required by this Item will appear under “Executive Compensation—Certain Relationships and Related Transactions” in the Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2007.  Such information is incorporated by reference into this Annual Report on Form 10-K.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Information about principal accountant fees and services required by this Item will appear under “Relationship with Independent Accountants—Fees Paid to Independent Accountants” in the Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2007.  Such information is incorporated by reference into this Annual Report on Form 10-K.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) The following Consolidated Financial Statements of Pennichuck Corporation and subsidiaries for the year ended December 31, 2007 are included in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Income for each of the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Shareholders’ Equity for each of the years ended December 31, 2007, 2006 and 2005

Consolidated Statement of Comprehensive Income for each of the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for each of the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(2) The following Consolidated Financial Statement Schedules of Pennichuck Corporation for each of the years 2007, 2006 and 2005 are included in this Annual Report on Form 10-K:

I–Condensed Financial Information of Registrant

II–Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3) EXHIBIT INDEX:

The following is a list of exhibits which are either filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description of Exhibit

3.1	Restated Articles of Incorporation of Pennichuck Corporation†
3.2	Bylaws of Pennichuck Corporation (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on March 28, 2006 and incorporated herein by reference)
4.1

Rights Agreement dated as of April 20, 2000 between Pennichuck Corporation and Fleet National Bank, as Rights Agent (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A12G, filed on April 21, 2000 and incorporated herein by reference)

4.2

Amendment to Rights Agreement dated October 10, 2001, by and between Pennichuck Corporation and Fleet National Bank (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A12G/A, filed on April 30, 2002 and incorporated herein by reference)

Exhibit Number	Description of Exhibit
4.3

Second Amendment to Rights Agreement dated January 14, 2002, by and between Pennichuck Corporation and EquiServe Trust Company, N.A. (filed as Exhibit 4.2 to the Company’s Registration Statement on Form 8-A12G/A, filed on April 30, 2002 and incorporated herein by reference)

4.4

Agreement of Substitution and Amendment of Common Shares Rights Agreement dated January 15, 2002, by and between Pennichuck Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.3 to the Company’s Registration Statement on Form 8-A12G/A, filed on April 30, 2002 and incorporated herein by reference)

4.5

Amendment to Rights Agreement dated April 29, 2002, by and between Pennichuck Corporation and American Stock Transfer & Trust Company (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 29, 2002 and incorporated herein by reference)

4.6

Dividend Reinvestment and Common Stock Purchase Plan, as amended (filed as Exhibit 4.6 to Post-effective Amendment No. 3 to Registration Statement on Form S-3, filed on November 3, 2004 and incorporated herein by reference)

4.7

Amendment to Rights Agreement, effective as of August 15, 2006, by and between Pennichuck Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to the Company's Registration Statement on Form 8-A12G/A, filed on September 25, 2006 and incorporated herein by reference)

10.1	Deferred Compensation Program for Directors of Pennichuck Corporation (filed as Exhibit 10.2 to the Company’s 1997 Annual Report on Form 10-KSB and incorporated herein by reference)*
10.2

Loan Agreement dated March 22, 2005 between Pennichuck Corporation and Fleet National Bank, a Bank of America Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 28, 2005 and incorporated herein by reference)

10.3

Revolving Credit Promissory Note of Pennichuck Corporation to Fleet National Bank, a Bank of America Company, dated March 22, 2005 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 28, 2005 and incorporated herein by reference)

10.4

Guaranty Agreement by Pennichuck Water Works, Inc. and Fleet National Bank, a Bank of America Company, dated March 22, 2005 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on March 28, 2005 and incorporated herein by reference)

10.5

Subordination Agreement by Pennichuck Water Works, Inc. and Fleet National Bank, a Bank of America Company, and joined by Pennichuck Corporation, dated March 22, 2005 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on March 28, 2005 and incorporated herein by reference)

10.6	Insurance Funded Deferred Compensation Agreement dated June 13, 1994 (filed as Exhibit 10.9 to the Company’s second quarter 1994 Quarterly Report on Form 10-QSB and incorporated herein by reference)*

Exhibit Number	Description of Exhibit
10.7

1995 Stock Option Plan (filed as Exhibit 4.1 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, filed September 17, 2001, No. 333-57352 and incorporated herein by reference)*

10.8

Loan Agreement dated April 8, 1998, between Pennichuck Corporation, Pennichuck East Utility, Inc. and Fleet Bank-NH (filed as Exhibit 10.11 to the Company’s second quarter 1998 Quarterly Report on Form 10-QSB and incorporated herein by reference)

10.9	Separation Agreement and Release, dated November 16, 2007 by and between Pennichuck Corporation and Michael C.J. Fallon†
10.10

Employment Agreement, dated as of October 24, 2006 by and between Duane C. Montopoli and Pennichuck Corporation (filed as Exhibit 10.1 to the Company’s third quarter 2006 Quarterly Report on Form 10-Q and incorporated herein by reference)*

10.11

Amendment Agreement dated March 29, 2004 to Loan Agreement dated April 8, 1998, as amended, between Pennichuck Corporation and Pennichuck East Utility, Inc., as borrowers, The Southwood Corporation and Pennichuck Water Service Corporation as guarantors, and Fleet National Bank (filed as Exhibit 10.18 to the Company’s first quarter 2004 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.12

Indenture of Lease dated as of April 23, 2004 by and between Pennichuck Water Works, Inc., as lessee and HECOP III, LLC, as lessor (filed as Exhibit 10.19 to the Company’s second quarter 2004 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.13

Employment Agreement between William D. Patterson and Pennichuck Corporation dated January 31, 2005 (filed as Exhibit 10.14 to the Company’s 2004 Annual Report on Form 10-K and incorporated herein by reference)*

10.14

Guaranty Agreement between Pennichuck Corporation and Banknorth National Association dated January 20, 2005 (filed as Exhibit 10.15 to the Company’s 2004 Annual Report on Form 10-K and incorporated herein by reference)

10.15	Amended and Restated Summary of Non-Employee Director Compensation (filed as Exhibit 10.16 to the Company’s 2005 Annual Report on Form 10-K and incorporated herein by reference)*
10.16	Form of Stock Option granted under the 1995 Stock Option Plan (filed as Exhibit 10.18 to the Company’s 2004 Annual Report on Form 10-K and incorporated herein by reference)*
10.17	Form of Stock Option granted under the 2000 Stock Option Plan (filed as Exhibit 10.19 to the Company’s 2004 Annual Report on Form 10-K and incorporated herein by reference)*
10.18

Employment Agreement by and between Michael C.J. Fallon and Pennichuck Corporation, dated as of January 31, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 6, 2005 and incorporated herein by reference)*

Exhibit Number	Description of Exhibit
10.19

Amendment Agreement by and among Pennichuck Corporation, Pennichuck East Utility, Inc., and Fleet National Bank, dated as of April 8, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 14, 2005 and incorporated herein by reference)

10.20

Master Loan and Trust Agreement by and among the Business Finance Authority of the State of New Hampshire, Pennichuck Water Works, Inc. and the Bank of New York Trust Company, N.A., as trustee, dated as of October 1, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 25, 2005 and incorporated herein by reference)

10.21

Employment Agreement, dated as of October 3, 2006, by and between Donald L. Ware and Pennichuck Corporation (filed as Exhibit 10.2 to the Company’s third quarter 2006 Quarterly Report on Form 10-Q and incorporated herein by reference)*

10.22

Employee Retention Agreement, dated as of October 3, 2006, by and between Pennichuck Corporation and Donald L. Ware (filed as Exhibit 10.3 to the Company’s third quarter 2006 Quarterly Report on Form 10-Q and incorporated herein by reference)*

10.23

First Amendment to Employment Agreement, dated as of August 18, 2006, amending the Employment Agreement, dated as of January 31, 2005, by and between Pennichuck Corporation and Michael C.J. Fallon (filed as Exhibit 10.4 to the Company’s third quarter 2006 Quarterly Report on Form 10-Q and incorporated herein by reference)*

10.24

First Amendment to Employment Agreement, dated as of August 18, 2006, amending the Employment Agreement, dated January 31, 2005, by and between Pennichuck Corporation and William D. Patterson (filed as Exhibit 10.5 to the Company’s third quarter 2006 Quarterly Report on Form 10-Q and incorporated herein by reference)*

10.25

Employee Retention Agreement, dated as of August 18, 2006, by and between Pennichuck Corporation and William D. Patterson (filed as Exhibit 10.6 to the Company’s third quarter 2006 Quarterly Report on Form 10-Q and incorporated herein by reference)*

10.26

Amendment Agreement, dated as of August 31, 2006, by and among Pennichuck Corporation, Pennichuck Water Works, Inc. and Bank of America, N.A. (successor by merger to Fleet National Bank) (filed as Exhibit 10.7 to the Company’s third quarter 2006 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.27

Amendment Agreement, dated as of August 31, 2006, by and among Pennichuck Corporation, Pennichuck East Utility, Inc. and Bank of America, N.A. (successor by merger to Fleet National Bank) (filed as Exhibit 10.8 to the Company’s third quarter 2006 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.28

Change of Control Agreement, dated as of October 25, 2006, by and between Pennichuck Corporation and Bonalyn J. Hartley (filed as Exhibit 10.28 to the Company’s 2006 Annual Report on Form 10-K and incorporated herein by reference)*

10.29

First Amendment to Change of Control Agreement, dated as of February 1, 2007, by and between Pennichuck Corporation and Bonalyn J. Hartley (filed as Exhibit 10.29 to the Company’s 2006 Annual Report on Form 10-K and incorporated herein by reference)*

Exhibit Number	Description of Exhibit
10.30

Change of Control Agreement, dated as of October 25, 2006, by and between Pennichuck Corporation and Stephen J. Densberger (filed as Exhibit 10.30 to the Company’s 2006 Annual Report on Form 10-K and incorporated herein by reference)*

10.31

First Amendment to Change of Control Agreement, dated as of February 1, 2007, by and between Pennichuck Corporation and Stephen J. Densberger (filed as Exhibit 10.31 to the Company’s 2006 Annual Report on Form 10-K and incorporated herein by reference)*

10.32

Amendment to Employee Retention Agreement, dated as of December 18, 2006, by and between Pennichuck Corporation and Donald L. Ware (filed as Exhibit 10.32 to the Company’s 2006 Annual Report on Form 10-K and incorporated herein by reference)*

10.33	2007 Executive Officer Bonus Plan, dated as of January 29, 2007 (filed as Exhibit 10.1 to the Company’s first quarter 2007 Quarterly Report on Form 10-Q and incorporated herein by reference)*
10.34	Amended and Restated 2000 Stock Option Plan (filed as Exhibit 10.2 to the Company’s second quarter 2007 Quarterly Report on Form 10-Q and incorporated herein by reference)*
10.35

Amendment Agreement, dated as of October 19, 2007, by and among Pennichuck Corporation, Pennichuck Water Works, Inc. and Bank of America, N.A. (successor by merger to Fleet National Bank) (filed as Exhibit 10.1 to the Company’s third quarter 2007 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.36

Amendment Agreement, dated as of October 19, 2007, by and among Pennichuck Corporation, Pennichuck East Utility, Inc. and Bank of America, N.A. (successor by merger to Fleet National Bank) (filed as Exhibit 10.2 to the Company’s third quarter 2007 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.37

First Amendment to Master Loan and Trust Agreement, dated as of October 1, 2007, by and among the Business Finance Authority of the State of New Hampshire, Pennichuck Water Works, Inc. and the Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 10.3 to the Company’s third quarter 2007 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.38

Second Amendment to Employment Agreement, dated as of June 7, 2007, amending the Employment Agreement dated as of January 31, 2005 by and between Pennichuck Corporation and William D. Patterson (filed as Exhibit 10.1 to the Company’s second quarter 2007 Quarterly Report on Form 10-Q and incorporated herein by reference)*

10.39

Second Amendment to Change of Control Agreement, dated November 13, 2007, amending the Change of Control Agreement, dated October 25, 2006 by and between Pennichuck Corporation and Stephen J. Densberger†

10.40	Second Amendment to Change of Control Agreement, dated November 13, 2007, amending the Change of Control Agreement, dated October 25, 2006 by and between Pennichuck Corporation and Bonalyn J. Hartley†

Exhibit Number	Description of Exhibit
10.41	First Amendment to Employment Agreement, dated November 9, 2007, amending the Employment Agreement, dated October 24, 2006, by and between Pennichuck Corporation and Duane C. Montopoli†
10.42	Third Amendment to Employment Agreement, dated November 8, 2007, amending the Employment Agreement, dated January 31, 2005 by and between Pennichuck Corporation and William D. Patterson†
10.43	First Amendment to Employment Agreement, dated November 7, 2007, amending the Employment Agreement, dated October 3, 2006 by and between Pennichuck Corporation and Donald L. Ware†
14	Code of Ethics for Financial Professionals (filed as Exhibit 14 to the Company’s 2003 Annual Report on Form 10-K and incorporated herein by reference)
21	Subsidiaries of Pennichuck Corporation†
23.1	Consent of Beard Miller Company LLP†
23.2	Consent of PricewaterhouseCoopers LLP†
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002†**
32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002†**

*

Management contract or compensatory plan or arrangement.

†

Filed herewith.

**

Certification is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.  Such certification is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act except to the extent that the registrant specifically incorporates it by reference.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Pennichuck Corporation (Parent Company Only)

Condensed Balance Sheets

	December 31,
	2007	2006
	($000’s)
ASSETS

Current Assets:
Cash and cash equivalents	$960	$2,310
Short-term investments	8,072	1
Accounts Receivable	35	—
Prepaid expenses and other current assets	25	29
Total Current Assets	9,092	2,340

Other assets	57	44
Deferred tax asset	451	931
Investment in subsidiaries	36,431	42,088
Total Assets	$46,031	$45,403
LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable and other current liabilities	$466	$853
Shareholders’ equity	45,565	44,550
Total Liabilities and Shareholders’ Equity	$46,031	$45,403

The accompanying notes are an integral part of these financial statements.

Pennichuck Corporation (Parent Company Only)

Condensed Statements of Income

	Years Ended December 31,
	2007	2006	2005
	($000’s)
Operating revenues	$8	$67	$57
Operating expenses	1,195	2,629	2,549
Operating Loss	(1,187)	(2,562)	(2,492)
Interest & other income	353	400	50
Interest Expense	(206)	(230)	―
Loss Before Income Taxes and Equity in Earnings of Subsidiaries	(1,040)	(2,392)	(2,442)
Income Tax Benefit	404	932	961
Loss Before Equity in Earnings of Subsidiaries	(636)	(1,460)	(1,481)
Equity in Earnings of Subsidiaries	4,217	2,030	1,958
NET INCOME	$3,581	$570	$477

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

Pennichuck Corporation (Parent Company Only)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
		($000’s)

Operating activities	$(539)	$(1,443)	$(2,310)
Investing activities:
Equity transfer from subsidiaries	2,786	2,776	2,432
Total investing activities	2,786	2,776	2,432
Financing activities:
Payments on long-term debt	―	―	(5,300)
Advances to subsidiaries	(1,057)	(352)	(6,780)
Payment of dividends	(2,786)	(2,776)	(2,432)
Proceeds from common equity offering	―	―	17,397
Proceeds from dividend reinvestment and other, net	246	217	164
Total financing activities	(3,597)	(2,911)	3,049
(Decrease) increase in cash	(1,350)	(1,578)	3,171
Cash and cash equivalents, beginning of year	2,310	3,888	717
Cash and cash equivalents, end of year	$960	$2,310	$3,888

 The accompanying notes are an integral part of these financial statements.

Pennichuck Corporation (Parent Company Only)

Notes to Condensed Financial Statements

NOTE A—ACCOUNTING POLICIES

Basis of Presentation.  In the parent company only financial statements, the Company’s investment in its subsidiaries is stated at cost plus equity in undistributed earnings of its subsidiaries.  Parent company only financial statements should be read in conjunction with the Company’s Annual Report to Shareholders for the year ended December 31, 2007.

NOTE B—COMMON DIVIDENDS FROM SUBSIDIARIES

Common stock cash dividends paid to Pennichuck Corporation by its subsidiaries were as follows:

	2007	2006	2005
	($000’s)
Pennichuck Water Works, Inc.	$1,885	$1,390	$—
Pennichuck Water Service Corporation	616	694	—
The Southwood Corporation	285	692	2,432
TOTAL	$2,786	$2,776	$2,432

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
	($000’s)
Allowance for doubtful accounts
2007	$95	$94	$85	$104
2006	$37	$103	$45	$95
2005	$37	$11	$11	$37

(1)

Amounts include accounts receivable write-offs, net of recoveries.

Valuation allowance for deferred tax asset (2)	($000’s)

2007	$—	$—	$—	$—
2006	$—	$—	$—	$—
2005	$300	$—	$300	$—

(2)

See Note 2 in the Notes to the accompanying Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on:

Date: March 13, 2008

PENNICHUCK CORPORATION

By:	/s/ Duane C. Montopoli
Duane C. Montopoli, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DUANE C. MONTOPOLI	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2008
Duane C. Montopoli

/S/ WILLIAM D. PATTERSON	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 13, 2008
William D. Patterson

/S/ LARRY D. GOODHUE	Controller (Principal Accounting Officer)	March 13, 2008
Larry D. Goodhue

/ S/ JOSEPH A. BELLAVANCE	Director	March 13, 2008
Joseph A. Bellavance

/S/ STEVEN F. BOLANDER	Director	March 13, 2008
Steven F. Bolander

/S/ MICHELLE L. CHICOINE	Director	March 13, 2008
Michelle L. Chicoine

/S/ ROBERT P. KELLER	Director	March 13, 2008
Robert P. Keller

/S/ JOHN R. KREICK	Director	March 13, 2008
John R. Kreick

/S/ HANNAH M. MCCARTHY	Director	March 13, 2008
Hannah M. McCarthy

/S/ JAMES M. MURPHY	Director	March 13, 2008
James M. Murphy

/S/ MARTHA E. O’NEILL	Director	March 13, 2008
Martha E. O’Neill