Form 10-Q
period 2008-03-31
PENNICHUCK CORP
filed 2008-05-08
CIK 788885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

or

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

0-18552
(Commission File Number)

PENNICHUCK CORPORATION
(Exact name of registrant as specified in its charter)

New Hampshire	02-0177370
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

25 Manchester Street, Merrimack, New Hampshire 03054
(Address and zip code of principal executive offices)

(603) 882-5191
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☒

Non-accelerated filer ☐

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $1 Par Value, 4,234,788 shares outstanding as of May 5, 2008

PENNICHUCK CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

March 31, 2008

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION (Unaudited)

ITEM 1.

FINANCIAL STATEMENTS

1

Condensed Consolidated Balance Sheets (Unaudited)
March 31, 2008 And December 31, 2007

 1

Condensed Consolidated Statements Of Income And Comprehensive Income
(Unaudited) three months Ended March 31, 2008 and 2007

 3

Condensed Consolidated Statements Of Cash Flows (Unaudited)
Three Months Ended March 31, 2008 and 2007

 4

Notes To Condensed Consolidated Financial Statements

5

Note 1 – Description of Business, Non-recurring Items and Summary of
Significant Accounting Policies

 5

Note 2 – Post-retirement Benefit Plans

 9

Note 3 - Stock Based Compensation Plans

 10

Note 4 - Commitments and Contingencies

 11

Note 5 - Business Segment Reporting

 13

Note 6 - New Accounting Pronouncements

 14

Note 7 - Income Taxes

 15

Note 8 – Fair Value of Financial Instruments

 15

Note 9 - Equity Investments in Unconsolidated Companies

 16

Note 10 - Subsequent Events

 16

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

 18

Introduction

 18

Forward-Looking Statements

 18

City of Nashua’s Ongoing Eminent Domain Proceeding

 19

Recent Developments

 19

Critical Accounting Policies, Significant Estimates and Judgments

 19

Results of Operations – General

 20

Results Of Operations - Three Months Ended March 31, 2008
Compared To Three Months Ended March 31, 2007

 21

Liquidity and Capital Resources

 25

Significant Financial Covenants

 28

Quarterly Dividends

 28

Off Balance Sheet Arrangements

 28

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 29

ITEM 4.

CONTROLS AND PROCEDURES

 29

PART II. OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

 31

Item 1A.

RISK FACTORS

 31

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 32

Item 3.

DEFAULTS UPON SENIOR SECURITIES

 32

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 32

Item 5.

OTHER INFORMATION

 32

Item 6.

EXHIBITS

 33

SIGNATURES

 34

i

PART I. FINANCIAL INFORMATION (Unaudited)

ITEM 1.

FINANCIAL STATEMENTS

PENNICHUCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

($000’s, except share and per share data)

	As of
	March 31 2008	December 31, 2007
ASSETS
Property, Plant and Equipment, net	$142,621	$140,326
Current Assets:
Cash and cash equivalents	1,154	963
Investments	7,153	8,072
Accounts receivable, net of allowance of $77 and $104 in 2008 and 2007, respectively	1,944	2,304
Unbilled revenue	2,469	2,358
Materials and supplies	1,125	1,148
Prepaid expenses and other current assets	632	918
Total Current Assets	14,477	15,763

Other Assets:
Deferred land costs	2,434	2,434
Deferred charges and other assets	9,294	9,531
Investment in real estate partnerships	191	534
Total Other Assets	11,919	12,499
TOTAL ASSETS	$169,017	$168,588

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) - CONTINUED

($000’s, except share and per share data)

	As of
	March 31, 2008	December 31, 2007
SHAREHOLDERS' EQUITY AND LIABILITIES
Shareholders’ Equity:
Common stock – $1 par value
Authorized - 11,500,000 shares in 2008 and 2007
Issued – 4,234,437 and 4,227,037 shares, respectively
Outstanding - 4,233,235 and 4,225,835 shares, respectively	$4,234	$4,227
Additional paid in capital	32,818	32,772
Retained earnings	10,553	8,761
Accumulated other comprehensive loss	(120)	(57)
Treasury stock, at cost; 1,202 shares in 2008 and 2007	(138)	(138)
Total Shareholders’ Equity	47,347	45,565
Preferred stock, no par value, 100,000 shares authorized, no shares issued in 2008 and 2007	—	—
Long-term debt, less current portion	57,817	57,997
Current Liabilities:
Current portion of long-term debt	6,675	6,675
Accounts payable	544	1,876
Accrued interest payable	294	614
Other accrued liabilities	3,842	3,770
Total Current Liabilities	11,355	12,935
Deferred Credits and Other Reserves:
Deferred income taxes	13,351	13,070
Other deferred credits and other reserves	7,711	7,501
Total Deferred Credits and Other Reserves	21,062	20,571
Contributions in Aid of Construction	31,436	31,520
TOTAL SHAREHOLDERS’ EQUITY AND LIABILITIES	$169,017	$168,588

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (UNAUDITED)

($000’s, except share and per share data)

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Operating Revenues:
Water utility operations	$6,145	$5,387
Water management services	593	600
Real estate operations	2	4
Other	2	2
Total Operating Revenues	6,742	5,993
Operating Expenses:
Water utility operations	5,185	4,683
Water management services	489	577
Real estate operations	23	50
Other	39	14
Total Operating Expenses	5,736	5,324
Operating Income	1,006	669
Eminent domain expenses, net	(12)	29
Net earnings (loss) from investments accounted for under the equity method	3,456	(16)
Other (expense) income, net	(1)	143
Allowance for funds used during construction	146	77
Interest income	81	34
Interest expense	(874)	(667)
Income Before Provision for Income Taxes	3,802	269
Provision for Income Taxes	1,312	107
Net Income	2,490	162
Other comprehensive loss, net of tax:
Unrealized loss on derivatives	(63)	(12)
Comprehensive Income	$2,427	$150
Earnings per Common Share:
Basic	$0.59	$0.04
Diluted	$0.58	$0.04
Weighted Average Common Shares Outstanding:
Basic	4,230,728	4,217,788
Diluted	4,271,220	4,251,984

Dividends Paid per Common Share	$0.165	$0.165

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

($000’s)

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Operating Activities:
Net income	$2,490	$162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,086	948
Amortization of deferred investment tax credits	(8)	(8)
Provision for deferred income taxes	322	6
Equity component of allowance for funds used during construction	(63)	(48)
Undistributed loss in real estate partnerships	—	16
Stock based compensation expense	12	2
Changes in assets and liabilities	(725)	110
Net cash provided by operating activities	3,114	1,188
Investing Activities:
Purchases of property, plant and equipment, including debt component of allowance for funds used during construction	(3,347)	(3,730)
Sales of investment securities	1,000	—
Purchase of investment securities	(81)	—
Distributions in excess of earnings in investment in real estate partnerships	343	—
Net change in deferred land costs	—	(75)
Net cash used in investing activities	(2,085)	(3,805)
Financing Activities:
Change in line of credit, net	—	342
Payments on long-term debt	(419)	(419)
Contributions in aid of construction	22	391
Proceeds from long-term borrowings	234	598
Debt issuance costs	(18)	(15)
Proceeds from issuance of common stock and dividend reinvestment plan	41	106
Dividends paid	(698)	(696)
Net cash (used in) provided by financing activities	(838)	307
Increase (decrease) in Cash and Cash Equivalents	191	(2,310)
Cash and Cash Equivalents, beginning of period	963	2,313
Cash and Cash Equivalents, end of period	$1,154	$3

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Description of Business, Non-recurring Items and Summary of Significant Accounting Policies

The terms "we," "our," "our Company," and "us" refer, unless the context suggests otherwise, to Pennichuck Corporation (the "Company") and its subsidiaries, including Pennichuck Water Works, Inc. ("Pennichuck Water"), Pennichuck East Utility, Inc. ("Pennichuck East"), Pittsfield Aqueduct Company, Inc. ("Pittsfield"), Pennichuck Water Service Corporation ("Service Corporation") and The Southwood Corporation ("Southwood").

Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The condensed consolidated balance sheet amounts shown under the December 31, 2007 column have been derived from the audited financial statements of our Company as contained in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

Description of Business:

The Company is an investor-owned holding company headquartered in Merrimack, New Hampshire. It has five wholly-owned operating subsidiaries: Pennichuck Water, Pennichuck East, and Pittsfield, which are involved in regulated water supply and distribution in Nashua, New Hampshire and towns throughout southern and central New Hampshire; Service Corporation which conducts non-regulated water-related services; and Southwood which conducts real estate operations.

Pennichuck Water, Pennichuck East and Pittsfield (collectively referred to as the “Company’s utility subsidiaries”) are engaged principally in the collection, storage, treatment and distribution of potable water to approximately 33,000 customers in southern and central New Hampshire. The Company’s utility subsidiaries, which are regulated by the New Hampshire Public Utilities Commission (the “NHPUC”), are subject to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation”. Service Corporation is involved in providing non-regulated water-related services to approximately 19,000 customers, while Southwood owns, manages and commercializes real estate holdings.

Non-recurring Items:

The operating results for the three months ended March 31, 2008 include a non-recurring, non-operating, after-tax gain of approximately $2.3 million ($3.4 million before federal income taxes) from the January 2008 sale of land and three commercial office buildings that were owned by three of the four joint ventures, as more fully described in Note 9 of this Quarterly Report on Form 10-Q.

Included in the operating results for the three months ended March 31, 2007 is a $250,000 cash payment received from the City of Nashua (the “City”) pursuant to an agreement with the City to suspend the eminent domain proceedings in order to conduct settlement discussions; such discussions were terminated on July 16, 2007. Also included in the operating results for the three months ended March 31, 2007 is a gain of $132,000 (pre-tax) resulting from the sale of a cell tower lease in February 2007.

Summary of Significant Accounting Policies:

(a)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X of the SEC pertaining to interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments as well as the non-recurring adjustments described above) considered necessary for a fair presentation have been included.

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The accompanying condensed consolidated financial statements include the accounts of our Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

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

(c)

Property, Plant and Equipment

The components of property, plant and equipment as of March 31, 2008 and December 31, 2007 were as follows:

	As of
	March 31, 2008	December 31, 2007
	($000’s)
Utility Property:
Land	$1,789	$1,250
Source of supply	45,320	44,602
Pumping & purification	19,938	17,215
Transmission & distribution, including services, meters and hydrants	95,346	95,258
General and other equipment	8,296	8,203
Intangible plant	750	750
Construction work in progress	6,639	8,272
Total utility property	178,078	175,550
Total non-utility property	101	96
Total property, plant & equipment	178,179	175,646
Less accumulated depreciation	(35,558)	(35,320)
Property, plant and equipment, net	$142,621	$140,326

(d)

Cash and Cash Equivalents

Cash and cash equivalents consists of cash in banks.

(e)

Investments

Investments represent funds held in money market securities. These funds have no restriction and may be used for general corporate purposes.

(f)

Concentration of Credit Risks

Financial instruments that subject our Company to credit risk consist primarily of cash and accounts receivable. Our cash balances periodically exceed FDIC limits, however, and are invested in financial institutions with investment grade credit ratings. Our accounts receivable balances primarily represent amounts due from the residential, commercial and industrial customers of our water utility operations as well as receivables from our water management services customers, as described in more detail in Note 5 to the condensed consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(g)

Supplemental Disclosures on Cash Flow and Non-Cash Items

Supplemental cash flow information for the three months ended March 31, 2008 and 2007 are as follows:

	For the Three Months Ended March 31,
	2008	2007
	($000’s)
Cash paid during the period for:
Interest	$1,147	$899
Income taxes, net of refunds	318	30

Non-cash items:
Contributions in aid of construction	55	39

(h)

Deferred Charges and Other Assets

Deferred charges include certain regulatory assets and costs of obtaining debt financing. Regulatory assets are amortized over the periods they are recovered through water rates authorized by the NHPUC. Sarbanes-Oxley costs relate to first year implementation and compliance with Section 404 of the Sarbanes-Oxley Act of 2002. We have received approval from the NHPUC related to the future recoverability of such costs. Deferred financing costs are amortized over the term of the related bonds and notes. The Company’s utility subsidiaries have recorded certain regulatory assets in cases where the NHPUC has permitted, or is expected to permit, recovery of these costs over future periods. Currently, the regulatory assets are being amortized over periods ranging from 4 to 25 years. Deferred charges and other assets consist of the following:

	As of
	March 31, 2008	December 31, 2007	Recovery Period
	($000’s)
Regulatory assets:
Source development charges	$803	$814	5 - 25
Miscellaneous studies	950	1,060	4 - 25
Sarbanes-Oxley costs	782	830	8
Prepaid pension	2,427	2,406		(1)
Other post-retirement benefits	231	283		(1)
Asset retirement obligations	199	195		(2)
Total regulatory assets	5,392	5,588
Franchise fees and other	60	68
Supplemental retirement plan asset	472	471
Deferred financing costs	3,370	3,404
Total deferred charges and other assets	$9,294	$9,531

———————

(1)

The Company expects to recover the deferred pension and other post-retirement amounts consistent with the anticipated expense recognition of the pension and other post-retirement cost in accordance with the Financial Accountings Standard Board Statements (“FASB”) No. 87, “Employers’ Accounting for Pensions” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” respectively.

(2)

See Note 13 of the notes to consolidated financial statements contained in our 2007 Annual Report on Form 10-K.

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

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

Non-regulated water management services include contract operations and maintenance, and water testing and billing services to municipalities and small, privately owned community water systems. In accordance with the guidance contained in the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” our Company records revenues for this business segment in one of two ways. Contract revenues are billed and recognized on a monthly recurring basis in accordance with agreed-upon contract rates. Revenue from unplanned additional work is based upon either time and materials incurred in connection with activities not specifically identified in the contract, or for which levels exceed contracted amounts.

Revenues from real estate operations, other than undistributed earnings or losses from equity method joint ventures, are recorded upon completion of a sale of land in accordance with Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”). Excluding the joint ventures, our Company’s real estate holdings are comprised primarily of undeveloped land.

(j) Allowance for Funds Used During Construction

Allowance for funds used during construction (“AFUDC”), recorded in accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” represents the estimated debt and equity costs of capital necessary to finance the construction of new regulated facilities. AFUDC consists of two components, an interest component and an equity component. AFUDC is capitalized as a component of property, plant and equipment and has been reported separately in the condensed consolidated statements of income and comprehensive income. The total amounts of AFUDC recorded for the three months ended March 31, 2008 and 2007 are approximately as follows:

	For the Three Months Ended March 31,
	2008	2007
	($000’s)
Debt (interest) component	$83	$29
Equity component	63	48
Total AFUDC	$146	$77

(k)

Earnings Per Share

We compute earnings per share in accordance with the provisions of SFAS No. 128, “Earnings per Share”. Basic net income per share is computed using the weighted average number of common shares outstanding for a period. Diluted net income per share is computed using the weighted average number of common and dilutive potential common shares outstanding for the period. For the three months ended March 31, 2008 and 2007, dilutive potential common shares consisted of outstanding stock options.

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The dilutive effect of outstanding stock options is computed using the treasury stock method. Calculations of the basic and diluted net income per common share and potential common shares for the three months ended March 31, 2008 and 2007 are as follows:

	For the Three Months Ended March 31,
	2008	2007
	($000’s, except per share and share data)
Basic earnings per share	$0.59	$0.04
Dilutive effect of unexercised stock options	(0.01)	—
Dilutive earnings per share	$0.58	$0.04

Numerator:
Basic net income	$2,490	$162
Diluted net income	$2,490	$162

Denominator:
Basic weighted average common shares outstanding	4,230,728	4,217,788
Dilutive effect of unexercised stock options	40,492	34,196
Diluted weighted average common shares outstanding	4,271,220	4,251,984

Note 2 – Post-retirement Benefit Plans

Pension Plan

We have a non-contributory defined benefit pension plan (the “Plan”) that covers substantially all eligible employees. The benefits are formula-based, giving consideration to both past and future service as well as participant compensation levels. Our funding policy is to contribute annual amounts that meet the requirements for funding under Section 404 of the Internal Revenue code. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. During the three months ended March 31, 2008 and 2007, we contributed $113,000 and $88,000, respectively, into the Plan. We anticipate that we will contribute a total of approximately $800,000 into the Plan in 2008. This amount includes approximately $255,000 to reduce the plan’s underfunded status, per current requirements under the Pension Protection Act.

SFAS No. 132R, “Employers’ Disclosures about Pension and Other Postretirement Benefits”, requires disclosure of the net periodic pension and post-retirement benefit cost. Components of net periodic pension benefit cost were as follow:

	For the Three Months Ended March 31,
	2008	2007
	($000’s)
Service cost	$113	$114
Interest cost	96	115
Expected return on plan assets	(91)	(104)
Amortization of prior service cost	—	—
Amortization of transition asset	—	(4)
Recognized net actuarial loss	23	30
Net periodic benefit cost	$141	$151

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Post-retirement Medical Benefits

We also provide post-retirement medical benefits for eligible retired employees. For retirees who retire prior to normal retirement age, provided they meet certain age and service requirements, the Company pays for part or all of the cost of continued group medical insurance coverage, for the former employee only, from their retirement date until they become eligible for Medicare. For retirees who retire at or after normal retirement age, or upon their becoming eligible for Medicare, provided certain service requirements are met, the Company pays for part or all of their Medicare supplement insurance coverage (or equivalent to the extent such is available).

Components of net periodic post-retirement benefit costs were as follows:

	For the Three Months Ended March 31,
	2008	2007
	($000’s)
Service cost	$61	$29
Interest cost	43	23
Expected return on plan assets	(10)	(9)
Amortization of prior service cost	16	8
Amortization of transition asset	—	—
Recognized net actuarial loss	—	1
Net periodic benefit cost	$110	$52

The net periodic pension and other post-retirement benefit costs were estimated based on the latest available participant census data. During the three months ended March 31, 2008 and 2007, we contributed approximately $4,000 and $8,000, respectively, into this program. We anticipate that we will contribute a total of approximately $16,000 into the program in 2008.

Note 3 - Stock Based Compensation Plans

Stock based compensation is computed under SFAS No. 123R, “Share-Based Payment”. The resulting impact on the condensed consolidated statements of income and comprehensive income for the three-month period ended March 31, 2008 was approximately $7,000, net of income taxes of $5,000 and for the three-month period ended March 31, 2007 was approximately $1,000, net of income taxes of $1,000.

Our Company has periodically granted its officers and key employees incentive and non-qualified stock options on a discretionary basis pursuant to two stock option plans, the 1995 Stock Option Plan (“1995 Plan”) and the 2000 Stock Option Plan (“2000 Plan”). At March 31, 2008, no further shares were available for future grant under the 1995 Plan.

The 2000 Plan, as amended, provides for the granting of both incentive stock options and non-qualified stock options to employees at a price per share equivalent to the market value on the date of the grant. Option grants have varying vesting schedules and expire ten years from the date of grant. Initially, the number of shares of common stock subject to issuance under the 2000 Plan was 150,000 (266,667 shares after the four-for-three stock splits in December 2001 and June 2005). On May 3, 2007, our shareholders approved an amendment to and restatement of the 2000 Plan which increased the number of shares of our common stock reserved for issuance under the 2000 Plan from 266,667 to 500,000. Awards may be granted under the amended and restated 2000 Plan until March 9, 2017. At March 31, 2008, there were 255,230 shares available for future grant under the 2000 Plan.

On May 5, 2008, our shareholders approved an amendment to and restatement of the 2000 Plan to allow for grants of stock options to directors of the Company.

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

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

While we have publicly stated our willingness to consider any comprehensive settlement proposals the City may wish to make, none are currently pending. We remain vehemently opposed to the City's proposed eminent domain taking of Pennichuck Water assets.

If the City ultimately is successful in obtaining a determination by the NHPUC that it should be allowed to take some or all of Pennichuck Water’s assets, the City is not required under NHRSA Ch. 38 to complete the taking and could ultimately choose not to proceed with the purchase of the assets. Our Company cannot predict the ultimate outcome of these matters. It is possible that, if the acquisition efforts of the City are successful, the financial position of our Company would be materially and adversely impacted.

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

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

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

Guarantee of Subsidiary Indebtedness

Southwood currently holds a 50% interest in four limited liability companies known as HECOP I, II, III and IV, (the “Joint Ventures”). HECOP IV currently owns undeveloped land and generates no revenue. Until January 2008, HECOP I, II and III each owned land and one commercial office building, subject to mortgage notes with a local bank. HECOP I, II, and III sold the land and buildings in January 2008 and the related mortgages were extinguished. The mortgage notes, which totaled $10.5 million at December 31, 2007, are not included in the accompanying condensed consolidated balance sheets as of December 31, 2007. The mortgage notes were each secured by the underlying real property. Southwood was contingently liable for one-half of the outstanding balances of two of the three outstanding mortgages, and as such, had issued a guarantee to the mortgagee for its share of the guaranteed indebtedness. These guarantees were in place in the event of a default by the Joint Ventures through the maturity of the underlying mortgages. At March 31, 2008, Southwood was not contingently liable for any mortgage indebtedness as the mortgages were extinguished in January 2008.

Arbitrage Rebate Liability

If the amount of investment earnings on the proceeds from the Company’s tax-exempt bond financing program prior to disbursement from the bond trustee to the Company exceeds the interest cost of the bonds, such excess amount at the end of the first five-year rebate calculation period (October 20, 2010), is subject to rebate to the federal government within sixty days after that date.

As of October 1, 2007, the Company's arbitrage rebate liability was calculated to be approximately $134,000. However, no payment is due until December 20, 2010 and the actual arbitrage rebate liability of the Company at that time, if any, will be calculated as of October 20, 2010 and may increase or decrease materially from the October 1, 2007 calculation based upon future investment earnings on bond proceeds and future bond interest costs.

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Furthermore, the $6 million Series B-1 Bonds and the $16.4 million Series BC-2 Bonds are subject to mandatory tender and remarketing on October 1, 2008 and May 1, 2008, respectively. The interest rates resulting from the remarketing of such bonds may materially affect the Company’s arbitrage rebate liability on December 20, 2010 because arbitrage is based upon the weighted average interest cost on all series of bonds over the entire five-year period. As of March 31, 2008, the interest rate on the $15.0 million Series BC-1 Bonds was subject to adjustment every 35 days pursuant to certain auction procedures and such rate may materially affect the Company’s arbitrage rebate liability on December 20, 2010. See Note 10 - Subsequent Events for a more detailed discussion of our tax-exempt bonds.

Our Company has not recorded a liability for arbitrage rebate liability, if any, in its financial statements.

Note 5 - Business Segment Reporting

Our operating activities are grouped into three primary business segments as follows:

Water utility operations — Involved in the collection, treatment and distribution of potable water for domestic, industrial, commercial and fire protection service in the City of Nashua and numerous other communities throughout New Hampshire.

Water management services — Includes the contract operations and maintenance activities of Service Corporation.

Real estate operations — Involved in the ownership, management and commercialization of non-utility landholdings in Nashua and Merrimack, New Hampshire.

The line titled “Other” relates to parent company activity, including eminent domain expenses. This line, which is not a reportable segment, is shown only to tie out to the total amounts shown in the Company’s condensed consolidated financial statements.

The following table presents information about our three primary business segments:

	For the Three Months Ended March 31,
	2008	2007
	($000’s)
Operating revenues:
Water utility operations	$6,145	$5,387
Water management services	593	600
Real estate operations	2	4
Other	2	2
Total operating revenues	$6,742	$5,993

Operating income (loss):
Water utility operations	$961	$705
Water management services	104	22
Real estate operations	(22)	(46)
Other	(37)	(12)
Total operating income (loss)	$1,006	$669

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	As of
	March 31, 2008	December 31, 2007
	($000’s)
Total assets:
Water utility operations	$155,613	$157,704
Water management services	167	144
Real estate operations	4,025	2,454
Other	9,212	8,286
Total assets	$169,017	$168,588

Note 6 - New Accounting Pronouncements

In February 2007, the FASB released Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company January 1, 2008. We have evaluated the impact that the adoption of SFAS No. 159 has on our condensed consolidated financial statements, and have concluded that there is no impact on our condensed consolidated financial statements.

In June 2007, the FASB Emerging Issues Task Force (“EITF”) reached consensus on EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 applies to share-based payment arrangements that entitle employees to receive dividends or dividend equivalents and provides that the tax benefit related to dividends on certain share-based awards be recognized as an increase to additional paid in capital and should be included in the pool of excess tax benefits available to absorb future tax deficiencies on share-based payment awards. EITF 06-11 will be applied prospectively to the income tax benefits of applicable dividends declared by our Company for fiscal years beginning after December 15, 2007. We have evaluated the impact that the adoption of SFAS No. 159 has on our condensed consolidated financial statements, and have concluded that there is no impact on our condensed consolidated financial statements.

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

FASB statement No. 141 (R) “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will impact the Company’s accounting for business combinations completed beginning January 1, 2009.

In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” that permits a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applied Statement 157 in interim or annual financial statements prior to the issuance of FSP 157-2. The Company is currently evaluating the impact, if any, that the adoption of FSP 157-2 will have on the Company’s operating income or net earnings.

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We have not determined the effect that the adoption of SFAS 161 will have on our condensed consolidated financial statements.

Note 7 - Income Taxes

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

Our practice is to recognize interest and/or penalties related to income tax matters in other income (expense). We recorded no interest and/or penalties during the three months ended March 31, 2008 and 2007.

Note 8 – Fair Value of Financial Instruments

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”, (“SFAS 157”), which defines fair value and establishes a framework for measuring fair value under GAAP and expands the disclosure requirements for fair value measurements. Certain requirements of SFAS 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has adopted the sections of SFAS 157, which are effective for fiscal years beginning after November 15, 2007. The primary effect of SFAS 157 on the Company was to expand the required disclosures pertaining to methods used to determine fair values.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of fair value hierarchy as defined under SFAS 157 are as follows:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Level 2: Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or the liability.

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported with little or no market activity).

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For assets and liabilities measured at fair value on a recurring basis, the fair value measurement by levels within the fair value hierarchy used at March 31, 2008 are as follows:

	March 31, 2008	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($000’s)
Investments	$7,153	$7,153	$—	$—
Interest rate swap	(200)	—	(200)	—
Total	$6,953	$7,153	$(200)	$—

Note 9 - Equity Investments in Unconsolidated Companies

As of March 31, 2008 and December 31, 2007, Southwood held a 50% ownership interest in four limited liability companies known as HECOP I, II, III and IV, (the “Joint Ventures”). All or a majority of the remaining ownership interest in each of the Joint Ventures was then held primarily by John P. Stabile II, principal owner of H.J. Stabile & Son, Inc.

Southwood uses the equity method of accounting for its investments in the four Joint Ventures and, accordingly, its investment is adjusted for its share of earnings or losses and for any distributions or dividends received from the Joint Ventures. Southwood’s share of earnings or (losses) are included under “Net earnings (loss) from investments accounted for under the equity method" in the accompanying condensed consolidated statements of income. The assets and liabilities of these Joint Ventures are not included in the accompanying condensed consolidated balance sheets.

The operating results for the three months ended March 31, 2008 include a non-recurring, non-operating, after-tax gain of approximately $2.3 million ($3.4 million before federal income taxes) from the January 2008 sale of land and three commercial office buildings that were owned by three of the four Joint Ventures. The land and office buildings sold comprised substantially all of the assets of HECOP I, II, and III.

For the three months ended March 31, 2008, Southwood received a distribution of $3.8 million as a result of the sale of the real estate referred to above. There were no cash distributions received from the Joint Ventures during the three months ended March 31, 2007.

Note 10 - Subsequent Events

On April 4, 2008, the NHPUC approved Pennichuck East’s request to enter into a loan of up to $595,000 pursuant to the State of New Hampshire Revolving Fund (“SRF”) loan program. Pennichuck East expects to complete documentation of this SRF loan and to commence draw down of funds in the third quarter of 2008.

On April 4, 2008, the NHPUC issued an order approving the rate settlement in effect between Pennichuck East and the staff of the NHPUC. The order made effective an annualized permanent increase in Pennichuck East's

PENNICHUCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

revenues of approximately $712,000, or 17.19%, for service rendered on and after May 29, 2007, and replaced an annualized temporary increase of approximately $501,000, or 11.99%, that has been in effect since that same date. Pennichuck East initiated the rate relief proceeding in March 2007 when it requested an overall increase in its rates that would have resulted in an annualized increase in revenues of approximately $864,000, or 20.92%.

On April 7, 2008, William D. Patterson, the Company’s Senior Vice President, Treasurer and Chief Financial Officer, notified the Company that he would be resigning from those positions to return to EnSTAR Management Corporation, a New York City-based firm he founded to provide financial advisory and consulting services for utilities. Mr. Patterson’s resignation will take effect on May 23, 2008, unless he and the Company mutually agree on a later date. The Company has commenced a search for his replacement.

On May 1, 2008, Pennichuck Water completed a tax exempt bond financing pursuant to which it converted its outstanding $15 million auction rate bonds (the “Series BC-1 Bonds”) and also borrowed $5 million of the proceeds of a $16.4 million bond offering being held in an escrow account solely for the benefit of bondholders (the “Series BC-2 Bonds”) through a combination of $7.5 million of 5% fixed rate bonds subject to mandatory tender in 2018 (the “Series BC-3 Bonds”) and $12.5 million of 5.375% fixed rate bonds to final maturity in 2035 (the “Series BC-4 Bonds”). In addition, the remaining $11.4 million of the proceeds of the Series BC-2 Bonds, for which Pennichuck Water is not yet liable, was re-deposited into an escrow account until October 1, 2008.

On May 2, 2008, Pittsfield submitted a rate case filing with the NHPUC requesting an overall increase in rates that would result in an annualized increase in revenues of approximately $1.2 million. As a part of such filing, Pittsfield requested a temporary increase for service rendered on and after June 1, 2008 that would result in an annualized increase in revenues of approximately $718,000.

On May 5, 2008, the Board of Directors declared a second quarter common stock dividend of $0.165 per share payable June 1, 2008 to shareholders of record May 15, 2008. The second quarter dividend amount results in an indicated annual rate of $0.66 per share.

At their annual meeting held on May 5, 2008, the Company’s shareholders approved two actions as recommended by the Board of Directors: (i) the appointment of Ms. Janet M. Hansen, a new director nominee, to a three-year term replacing Ms. Michelle Chicoine who chose not to stand for re-election; and (ii) an amendment to the Company’s 2000 Stock Option Plan to allow for grants of stock options to outside directors.

On May 5, 2008, the Company’s Board of Directors approved an amendment to an agreement governing the Company’s lease of its headquarters office facilities located in Merrimack, New Hampshire. The current agreement, which is scheduled to expire in April 2009, will be extended for a five-year period to April 2014, with the Company having the option to terminate the lease at the end of two years (April 30, 2011) without penalty. The Company and the lessor have agreed to principal terms and conditions subject to the execution of a definitive agreement.

On May 5, 2008, the Company’s Board of Directors approved the extension of its $16 million revolving credit loan agreement with Bank of America. Such agreement, which is scheduled to expire in June 2009, will be extended for a two-year period to June 2011. The Company and Bank of America have agreed to principal terms and conditions subject to the execution of a definitive agreement.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The terms “we,” “our,” “our Company,” and “us” refer, unless the context suggests otherwise, to Pennichuck Corporation (the “Company”) and its subsidiaries, Pennichuck Water Works, Inc. (“Pennichuck Water”), Pennichuck East Utility, Inc. (“Pennichuck East”), Pittsfield Aqueduct Company, Inc. (“Pittsfield”), Pennichuck Water Service Corporation (“Service Corporation”) and The Southwood Corporation (“Southwood”).

We are a holding company whose income is derived from the earnings of our five wholly-owned subsidiaries. We are engaged primarily in the collection, storage, treatment and distribution of potable water for domestic, industrial, commercial and fire protection service in New Hampshire through our three utility subsidiaries: Pennichuck Water, Pennichuck East and Pittsfield. Our water utility revenues constituted 91% and 90% of our consolidated revenues for the three months ended March 31, 2008 and 2007, respectively. Pennichuck Water, our principal subsidiary which was established in 1852, accounted for 71% of our consolidated revenues for the three months ended March 31, 2008 and 2007. Pennichuck Water’s franchise area presently includes the City of Nashua, New Hampshire (the “City”) and 10 surrounding municipalities.

Our water utility subsidiaries are regulated by the New Hampshire Public Utilities Commission (“NHPUC”) and must obtain NHPUC approval to increase their water rates to recover increases in operating expenses and to obtain the opportunity to earn a return on investments in plant and equipment. New Hampshire law provides that utilities are entitled to charge rates which permit them to earn a reasonable return on the cost of the property employed in serving their customers, less accrued depreciation, contributed capital and deferred income taxes (“Rate Base”). The cost of capital permanently employed by a utility in its utility business marks the minimum rate of return that a utility is lawfully entitled to earn on its Rate Base. Capital expenditures associated with complying with federal and state water quality standards have historically been recognized and approved by the NHPUC for inclusion in water rates, though there can be no assurance that the NHPUC will approve future rate increases in a timely or sufficient manner to cover our capital expenditures.

The businesses of our two other subsidiaries are non-regulated water management services and real estate management and commercialization. Service Corporation provides various non-regulated water-related monitoring, maintenance, testing and compliance reporting services for water systems for various towns, businesses and residential communities in and around southern and central New Hampshire. Its most significant contracts are with the Towns of Hudson and Wilton, New Hampshire, and the Towns of Salisbury and Barnstable, Massachusetts.

Southwood is engaged in real estate management and commercialization activities. Historically, most of Southwood’s activities were conducted through real estate joint ventures. During the past 10 years, Southwood has participated in four residential joint ventures with John P. Stabile, II (“Stabile”), a local developer. Southwood’s earnings have from time to time during that period contributed a significant percentage of our consolidated net income, including in the three months ended March 31, 2008 (i.e., the January 2008 sale of the three commercial office buildings that comprised substantially all of the assets of HECOP I, II, and III as more fully described elsewhere in this Quarterly Report on Form 10-Q). Southwood’s contributions from the sale of real estate have increased the fluctuations in our net income during that period. We expect that Southwood will contribute a smaller proportion of our future revenues and earnings.

Forward-Looking Statements

Certain statements in this Quarterly Report, including Management’s Discussion and Analysis, are forward-looking statements intended to qualify for safe harbors from liability under the Private Securities Litigation Reform Act of 1995, as amended (and codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). The statements are made based upon, among other things, our current assumptions, expectations and beliefs concerning future developments and their potential effect on us. These forward-looking statements involve risks, uncertainties and other factors, many of which are outside our control which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. In some cases you can identify forward-looking statements where statements are preceded by, followed by, or include the words “in the future,” “believes,” “expects,” “anticipates,” “plans” or similar expressions, or the negative thereof.

Forward-looking statements involve risks and uncertainties, and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Such factors include, among other things, whether eminent domain proceedings are successful against some or all of our water utility assets, the success of applications for rate relief, changes in governmental regulations, changes in the economic and business environment that may impact demand for our water and real estate products, changes in capital requirements that may affect our level of capital expenditures, changes in business strategy or plans and fluctuations in weather conditions that impact water consumption. For a complete discussion of our risk factors, see Item 1A, Risk Factors, in our Annual Report on Form 10-K for the period ended December 31, 2007, as updated in Part II, Item 1A, Risk Factors, included in this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

City of Nashua’s Ongoing Eminent Domain Proceeding

The City of Nashua’s then-current Mayor stated his opposition to our proposed merger with Philadelphia Suburban (now Aqua America) almost immediately after we announced the proposed merger in 2002. In January 2003, Nashua residents approved a referendum authorizing the City to pursue the acquisition of our assets by eminent domain or otherwise. In March 2004, as part of the eminent domain process, the City filed a petition with the NHPUC seeking approval to acquire all of our water utility assets, whether or not related to our Nashua service area. The eminent domain proceeding and potential consequences for us are more fully discussed in our 2007 Annual Report on Form 10–K.

The eminent domain merits hearing before the NHPUC began on January 10, 2007, but was subsequently suspended through July 16, 2007, by agreement of the parties (“Stay Agreement”) to allow the City and Pennichuck to engage in settlement discussions. On July 16, 2007, the Stay Agreement expired without the parties having reached a settlement of their eminent domain dispute. The merits hearing resumed on September 4, 2007 and concluded on September 26, 2007. Briefs summarizing the arguments of each party were filed in the fourth quarter 2007. A ruling by the NHPUC on the City’s petition may be issued at any time. While we have publicly stated our willingness to consider any comprehensive settlement proposals the City may wish to make, none are currently pending. We remain vehemently opposed to the City's proposed eminent domain taking of Pennichuck Water assets.

Recent Developments

Southwood continues to offer for sale one of its undeveloped land holdings known as Parcel B. Parcel B, which consists of 27.23 acres, has received all necessary approvals for the phased development of up to 110,000 square feet of commercial office space. No assurance can be given as to the terms and conditions of, or likelihood of completing, this transaction, if at all.

On April 4, 2008, the NHPUC issued an order approving the rate settlement in effect between Pennichuck East and the staff of the NHPUC. The order made effective an annualized permanent increase in Pennichuck East's revenues of approximately $712,000, or 17.19%, for service rendered on and after May 29, 2007, and replaced an annualized temporary increase of approximately $501,000, or 11.99%, that has been in effect since that same date. Pennichuck East initiated the rate relief proceeding in March 2007 when it requested an overall increase in its rates that would have resulted in an annualized increase in revenues of approximately $864,000, or 20.92%.

On April 7, 2008, William D. Patterson, the Company’s Senior Vice President, Treasurer and Chief Financial Officer, notified the Company that he would be resigning from those positions to return to EnSTAR Management Corporation, a New York City-based firm he founded to provide financial advisory and consulting services for utilities. Mr. Patterson’s resignation will take effect on May 23, 2008, unless he and the Company mutually agree on a later date. The Company has commenced a search for his replacement.

Critical Accounting Policies, Significant Estimates and Judgments

We have identified the accounting policies below as those policies critical to our business operations and the understanding of the results of operations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Changes in the estimates or other judgments included within these accounting policies could result in significant changes to the condensed consolidated financial statements. Our critical accounting policies are as follows.

Regulatory Accounting. The use of regulatory assets and liabilities as permitted by Statement of Financial Accounting Standards No. 71 (“SFAS 71”), “Accounting for the Effects of Certain Types of Regulation,” stipulates generally accepted accounting principles for companies whose rates are established by or are subject to approval by an independent third-party regulator such as the NHPUC. In accordance with SFAS 71, we defer costs and credits on the condensed consolidated balance sheets as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the rate-making process in a period different from when the costs and credits are incurred. These deferred amounts, both assets and liabilities, are then recognized in the condensed consolidated statements of income in the same period that they are reflected in rates charged to our water utilities’ customers. In the event that the inclusion in the rate-making process is disallowed, the associated regulatory asset or liability would be adjusted to reflect the change in our assessment or change in regulatory approval.

We did not defer the costs associated with the terminated merger agreement with Aqua America or our defense against the City’s ongoing eminent domain proceeding.

Revenue Recognition. The revenues of our water utility subsidiaries are based on authorized rates approved by the NHPUC. Estimates of water utility revenues for water delivered to customers but not yet billed are accrued at the end of each accounting period. We read our residential customer meters generally on a quarterly basis and record revenues based on meter reading results. Unbilled revenues from the last meter-reading date to the end of the accounting period are estimated based on historical usage patterns and the effective water rates. The estimate of the unbilled revenue is a management estimate utilizing certain sets of assumptions and conditions. Actual results could differ from those estimates. Accrued unbilled revenues recorded in the accompanying condensed consolidated financial statements as of March 31, 2008 and December 31, 2007 were $2.5 million and $2.4 million, respectively.

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

In accordance with SFAS No. 87, “Employers Accounting for Pensions” (“SFAS 87”) and SFAS No. 106, “Employers Accounting for Post-retirement Benefits Other than Pensions” (“SFAS 106”), changes in pension and post-retirement benefit obligations other than pensions (“PBOP”) associated with these factors may not be immediately recognized as pension and PBOP costs in the condensed consolidated statements of income, but generally are recognized in future years over the remaining average service period of the plans’ participants.

In determining pension obligation and expense amounts, the factors and assumptions described above may change from period to period, and such changes could result in material changes to recorded pension and PBOP costs and funding requirements. Further, the value of our pension plan assets, which partially consist of equity investments, are subject to fluctuations in market returns which may result in increased or decreased pension expense in future periods. These conditions impacted the funded status of our pension plan at both March 31, 2008 and December 31, 2007, and therefore, will also impact pension expense for the remainder of 2008.

Our pension plan currently meets the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Accordingly, we anticipate that we will contribute approximately $800,000 to the plan during 2008. This contribution includes approximately $255,000 to reduce the plan’s underfunded status, per current requirements under the Pension Protection Act.

Results of Operations – General

In this section, we discuss our results of operations for the three months ended March 31, 2008 and 2007 and the factors affecting them. Our operating activities, as more fully discussed in Note 5 to the notes to condensed consolidated financial statements, are grouped into three primary business segments as follows:

•

Water utility operations;

•

Water management services; and

•

Real estate operations

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

Results Of Operations - Three Months Ended March 31, 2008
Compared To Three Months Ended March 31, 2007

Overview. For the three months ended March 31, 2008, our consolidated net income was $2.5 million, compared to net income of $162,000 for the three months ended March 31, 2007. On a per share basis, fully diluted income per share for the three months ended March 31, 2008 was $0.58 as compared to $0.04 per share for the three months ended March 31, 2007. The increase in consolidated net income of $2.3 million for the three months ended March 31, 2008 was primarily attributable to the following factors.

Beneficial factors:

•

An after-tax gain of approximately $2.3 million ($3.4 million before federal income tax) from the sale of land and three commercial office buildings by three of our four HECOP joint ventures;

•

An increase in regulated water utility operating income of $256,000; and

•

An increase in Service Corporation operating income of $81,000.

Partially offsetting factors:

•

An increase in interest expense of $207,000 due to increased long-term borrowings; and

•

First quarter 2007 other income of $132,000 (pre-tax) from the sale of a cell tower lease.

Our consolidated revenues for the three months ended March 31, 2008 were $6.7 million, compared to $6.0 million for the three months ended March 31, 2007. The increase in our combined revenues was primarily attributable to rate relief granted to Pennichuck Water and Pennichuck East, and to 2.3% combined water utility customer growth.

Water Utility Operations. Our water utility operations include the activities of Pennichuck Water, Pennichuck East and Pittsfield, each of which is regulated by the NHPUC. On a combined basis, net income of our three utilities for the three months ended March 31, 2008 was $200,000, an increase of $99,000 from 2007. Water utility operating revenues increased by $758,000 as a result of rate increases and customer growth. The combined utility customer base during the quarter increased 2.3%, resulting in a total combined customer base of approximately 33,000 as of March 31, 2008. For the three months ended March 31, 2008, approximately 21% of our water utility operating revenues were derived from commercial and industrial customers, approximately 65% from residential customers, with the balance being derived from fire protection and other billings to municipalities, principally the City of Nashua and the towns of Amherst, Merrimack and Milford, New Hampshire.

We believe that due to the combined effects of an economic slowdown in the commercial and industrial sectors, changing demographics and conservation measures, water consumption from existing customers has generally been declining. We also believe that further consumption decline may result from increased customer conservation efforts as a result of two matters. Future rate increases, as discussed elsewhere in this Quarterly Report on Form 10-Q, could lead to decreased consumption. Also, the implementation of automated meter reading equipment that allows for monthly billing, rather than quarterly billing, may give rise to further water conservation.

Our utility operating revenues increased to approximately $6.1 million in 2008, or 14.1% from 2007. For 2008, approximately 77.7%, 19.2% and 3.1% of our total utility operating revenues were generated by Pennichuck Water, Pennichuck East and Pittsfield, respectively, as shown in the following table.

	Three Months Ended March 31,
	2008	2007	Change
	($000’s)
Pennichuck Water	$4,778	$4,251	$527
Pennichuck East	1,178	942	236
Pittsfield	189	194	(5)
Total	$6,145	$5,387	$758

The increase in revenues was partially offset by the increase in operating expenses.

For the three months ended March 31, 2008, utility operating expenses increased by approximately $502,000, or approximately 10.7%, to approximately $5.2 million as shown in the table below.

	Three Months Ended March 31,
	2008	2007	Change
	($000’s)
Operations & maintenance	$3,527	$3,215	$312
Depreciation & amortization	973	841	132
Taxes other than income taxes	685	627	58
Total	$5,185	$4,683	$502

The operations and maintenance expenses of our water utility business include such categories as:

•

Water supply, treatment, purification and pumping;

•

Transmission and distribution system functions, including repairs and maintenance and meter reading; and

•

Engineering, customer service and general and administrative functions.

The change in our utilities’ operating expenses over the same period in 2007 was primarily the result of the following:

•

$160,000 of increased production costs largely related to increased fuel, power and purification costs for Pennichuck Water and Pennichuck East;

•

$26,000 of decreased transmission and distribution costs relating to repair or replacement of gates, mains, meters and hydrants, supplies, fuel and labor costs;

•

$171,000 of increased general and administrative costs primarily relating to costs for employee benefits, property and casualty insurance and administrative salaries;

•

Increased depreciation and amortization of $132,000 principally due to increased depreciation attributable to completed portions of the water treatment plant upgrade; and

•

Increased taxes other than on income of $58,000, principally in our core Pennichuck Water system.

Increased costs are expected to be ongoing in our utilities’ future cost of providing water service. As such, our utilities expect to periodically seek rate relief, as necessary, to recover increasing costs as they occur.

For the three months ended March 31, 2008, 82%, 27% and (9)% of the combined utilities’ operating income was provided by Pennichuck Water, Pennichuck East and Pittsfield, respectively, compared to 114%, 2% and (16)% for the three months ended March 31, 2007, respectively.

On May 2, 2008, Pittsfield submitted a rate case filing with the NHPUC requesting an overall increase in rates that would result in an annualized increase in revenues of approximately $1.2 million. As a part of such filing, Pittsfield requested a temporary increase for service rendered on and after June 1, 2008 that would result in an annualized increase in revenues of approximately $718,000.

The rate filing seeks primarily to recover increases in certain operating expenses since 2002 (2002 was the test year for purposes of its most recent rate increase awarded in 2003) as well as to obtain recovery of and a return on several million dollars of capital expenditures incurred for the rehabilitation and upgrade of systems acquired in mid-2006 as described above.

Water Management Services. The following table provides a breakdown of revenues from our non-regulated water management services operations for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007	Change
		($000’s)
Municipal contracts	$363	$394	$(31)
Community system contracts	87	86	1
WaterTight program	80	72	8
Miscellaneous	63	48	15
Total	$593	$600	$(7)

The combined base fees under Service Corporation’s municipal contracts represent $285,000 and $276,000 for the three months ended March 31, 2008 and 2007, respectively, with the balance of $78,000 and $118,000 representing fees earned for services performed in addition to the base scope of services for 2008 and 2007, respectively. Of the net decrease of $31,000 in total municipal contract revenue, $40,000 is attributable to a decrease in revenue from services that were performed in addition to the base scope, offset by a $9,000 increase in revenue covered by the base scope of the municipal contracts.

Contract revenues from community system contracts for the three months ended March 31, 2008 and 2007 were $87,000 and $86,000 respectively, representing 88 and 83 operating contracts at the end of March 2008 and March 2007, respectively.

For the three months ended March 31, 2008 and 2007, Service Corporation’s revenues included $80,000 and $72,000, respectively, relating to fees earned under its WaterTight program. This program provides maintenance service to residential customers for a fixed annual fee. At the end of March 2008, over 4,100 customers were enrolled in this program, representing a 2.3% increase from March 2007.

For the three months ended March 31, 2008, total operating expenses associated with our water management services decreased $88,000 from 2007. These costs are comprised primarily of direct costs for servicing our various operating contracts as well as allocated intercompany charges for general and administrative support for contract operations. Total operating costs decreased due to the combined effects of a decrease of $39,000 in intercompany charges, the recovery of previously written off accounts receivable of $31,000, and a decrease in the actual level of professional, marketing and general and administrative expenses of $33,000. The resultant decrease was partially offset by a $15,000 increase in maintenance expenses.

Real Estate Operations. In the table below, we show the major components of Southwood’s revenues during 2008 and 2007.

	Three Months Ended March 31,
	2008	2007	Change
	($000’s)
Operating revenue:
Lease income - tower rental	$—	$4	$(4)
Parking lot income	2	—	2
Total operating revenues	2	4	(2)

Other income (loss), net:
Income (loss) from unconsolidated equity investments	3,456	(16)	3,472
Other income (loss), net	3,456	(16)	3,472

Total net revenue (loss)	$3,458	$(12)	$3,470

As of March 31, 2008 and 2007, Southwood held a 50% ownership interest in four joint ventures organized as limited liability companies. The remaining ownership interest in each joint venture was then primarily held by Stabile.

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

For the three months ended March 31, 2008, Southwood’s share of pre-tax earnings from these joint ventures was approximately $3.5 million, compared to pre-tax loss of $16,000 for the first quarter of 2007. The increase in the joint ventures pre-tax earnings resulted primarily from an approximately $3.4 million gain (before federal income tax) from the January 2008 sale of land and three commercial office buildings that were owned by three of the four joint ventures.

The State of New Hampshire income tax liability on income attributable to the Company’s four joint ventures is imposed at the LLC level, and not at the Pennichuck Corporation level (in contrast to federal income taxes). Therefore, State of New Hampshire income taxes in the amount of approximately $201,000 were reflected under “Net earnings (loss) from investments accounted for under the equity method” in the accompanying condensed consolidated statements of income and comprehensive income.

The real estate assets sold by three of the four joint ventures comprised substantially all of the assets of those three joint ventures. The fourth joint venture currently owns undeveloped land and generates no revenue. Therefore, future equity method earnings or losses resulting from the joint ventures are expected to be insignificant for the remainder of 2008.

Expenses associated with our real estate operations were $23,000 and $50,000 for the three months ended March 31, 2008 and 2007, respectively. The decrease of $27,000 was primarily attributable to a decrease in salaries and benefits of approximately $19,000.

Eminent Domain Expenses (Income). Our eminent domain expenses were $12,000 for the three months ended March 31, 2008 as compared to income of $29,000 for the three months ended March 31, 2007. The amount for the three months ended March 31, 2007 is net of a $250,000 cash payment received from the City of Nashua pursuant to an agreement with the City to suspend the eminent domain hearings as more fully discussed in Note 9 to the consolidated financial statements in our 2007 Annual Report on Form 10-K and Item 2 and Note 4 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q. The 2007 eminent domain expenses were primarily attributable to expenses incurred in conducting the merits hearing, and to a lesser extent, expenses related to settlement discussions.

Other (Expense) Income, Net. Other expense for the three months ended March 31, 2008 was $1,000 as compared to other income of $143,000 for the three months ended March 31, 2007. Included in other income in 2007 is a gain on the sale of one cell tower lease in February 2007 in the amount of $132,000. Other income from the sale of the cell tower lease is a non-recurring item.

Allowance for Funds Used During Construction (“AFUDC”). For the three months ended March 31, 2008 and 2007, we recorded AFUDC of approximately $146,000 and $77,000, respectively. The $69,000 increase is largely attributable to higher amounts of construction work in progress related to the final major phase of Pennichuck Water’s upgrade to its water treatment plant.

Interest Income. For the three months ended March 31, 2008 and 2007, we recorded interest income of approximately $81,000 and $34,000, respectively. The increase of $47,000 is primarily attributable to higher cash and short-term investment balances resulting from the issuance of $15 million of tax-exempt bonds in October 2007.

Interest Expense. For the three months ended March 31, 2008, our interest expense was approximately $874,000, compared to $667,000 in 2007. The increase of $207,000 is primarily attributable to the issuance of $15.0 million principal amount of tax-exempt bonds in October 2007. Interest expense in both periods primarily represents interest on long-term indebtedness of our Company’s three regulated water utilities.

Provision for Income Taxes. For the three months ended March 31, 2008 and 2007, we recorded an income tax provision of $1.3 million and $107,000, respectively. The increase is primarily due to federal income taxes resulting from the gain on the sale of real estate by the HECOP I, II, and III joint ventures. The effective income tax rate for the respective periods is 34.5% and 39.8%.

The State of New Hampshire income tax liability on income attributable to the Company’s four joint ventures is imposed at the LLC level, and not at the Pennichuck Corporation level (in contrast to federal income taxes). Therefore, State of New Hampshire income taxes were appropriately reflected under “Net earnings (loss) from investments accounted for under the equity method” in the accompanying condensed consolidated statements of income and comprehensive income.

The lower effective income tax rate in the first quarter of 2008 as compared to 2007 reflects the impact of the State of New Hampshire income tax on the joint ventures in the amount of approximately $201,000, being included under “Net earnings (loss) from investments accounted for under the equity method” rather than in the provision for income taxes in the accompanying condensed consolidated statements of income and comprehensive income.

The effective income tax rate in the first quarter of 2008, inclusive of the $201,000 state tax liability included under “Net earnings (loss) from investments accounted for under the equity method”, would have been 37.8%. The effective income tax rate in the first quarter of 2008, exclusive of joint venture activity, would have been 39.6%.

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

2008 to 2010 Capital Expenditures Program. We expect our capital expenditures to remain at greater than historical levels during 2008 and thereafter returning to lower levels in 2009 and 2010, as more fully discussed elsewhere in this Quarterly Report on Form 10-Q. See “Risk Factors” and “Our Business.” The following table summarizes our expected capital expenditures and other funds requirements for the 2008 to 2010 period.

	2008	2009	2010
	($000’s)
Utility – water treatment plant upgrade	$6,733	$770	$160
Utility – other plant additions	11,168	5,675	5,560
Other	616	950	950
Total	$18,517	$7,395	$6,670

	2005	2006	2007
	($000’s)
Utility – water treatment plant upgrade	$4,224	$14,704	$11,591
Utility – other plant additions	6,658	6,679	6,017
Other	—	12	78
Total	$10,882	$21,395	$17,686

We have embarked on and have substantially completed a major new construction initiative, the upgrade of our water treatment plant that is necessary in order for the plant to meet more stringent, federally mandated safe drinking water standards. The upgrade of our water treatment plant commenced in the second half of 2005 and is expected to be completed by the spring of 2009. Capital expenditures associated with the water treatment plant upgrade project aggregated approximately $30.5 million for 2005 through 2007 and are expected to aggregate approximately $7.7 million for 2008 through 2010.

In addition to the water treatment plant upgrade project, we are engaged in continuous construction programs at our utility subsidiaries primarily for water distribution system repair, rehabilitation and replacement, water storage facility maintenance and additions, and more recently, water supply security. For the period 2005 through 2007, capital expenditures for water distribution, storage and supply aggregated $19.4 million. For the period 2008 through 2010, comparable expenditures are expected to aggregate $22.4 million.

The amounts shown as “Other” in the table above reflect expenditures for actual or potential acquisitions of small regional regulated water utility systems, consistent with our record of prior acquisitions and expenditures in our non-regulated water management services operations.

2008–2010 External Financing Requirements. Due to the significant size of our utility construction program in 2008 as described above, we expect that only 30% to 35% of our 2008 funding requirements will be provided by cash flow from our operations (after payment of dividends on common stock). We expect that the balance of our funding requirements will be obtained through our cash and short-term investment balances as well as long-term debt arrangements and the issuance of common stock pursuant to our DRCSPP. For 2009 and 2010, due to a substantial decrease in our projected capital expenditures as shown in the table above, we expect a majority of our funding requirements will be provided by cash flow from our operations (after payment of dividends on common stock).

Our timing and mix of future debt and equity financings is subject to a number of factors including, but not limited to (i) debt and equity market conditions; (ii) the need to maintain a balanced capital structure in order to preserve financial flexibility and to manage the overall cost of capital; and (iii) certain debt issuance covenants as contained in our outstanding loan agreements. There is no assurance that we will be able to complete all or any of the future debt and equity financings described below or to complete them on a timely basis.

The receipt of timely and adequate rate relief will also be critically important in providing us cash flow from operations and the ability to access credit and permanent capital, both debt and equity, at reasonable costs and terms. We are unable, however, to predict the outcome of our future rate relief filings.

On October 20, 2005, Pennichuck Water arranged for the issuance of an aggregate $49,485,000 of long-term tax-exempt bonds through the Business Finance Authority (the “Authority”) of the State of New Hampshire, consisting of three separate series of bonds (A through C) with a maturity date of October 1, 2035. On the date of issuance of the bonds, Pennichuck Water borrowed the proceeds of the Series A bonds (totaling $12,125,000) to finance upgrades to its water facilities. The proceeds of the Series B and the Series C bonds totaling $17,865,000 and $19,495,000, respectively, were deposited into an escrow account maintained by The Bank of New York Trust Company, N.A., as escrow agent, on the date of issuance. Upon request by Pennichuck Water on October 2, 2006 and October 1, 2007, respectively (or such other dates as Pennichuck Water may request), the proceeds of the Series B bonds or the Series C bonds, as applicable, would be loaned to Pennichuck Water to finance the project. Amounts held in such escrow account are for the sole benefit of the bondholders with no recourse to us until loaned to Pennichuck Water and hence we have not recorded the associated debt as a long-term liability. We expect to draw these funds as we incur capital expenditures for various water facilities projects, primarily the water treatment plant upgrade project and we will then record the associated debt as a long-term liability.

On October 2, 2006, as permitted under the terms of the Master Agreement, Pennichuck Water borrowed $6,000,000 of the proceeds of the Series B Bonds to finance a portion of the project cost. This portion of the Series B Bonds was designated as the “Series B-1 Bonds.” The Series B-1 Bonds are subject to mandatory tender on October 1, 2008. The remaining $11,865,000 of the proceeds of the Series B Bonds, designated as the “Series B-2 Bonds,” was re-deposited into the escrow account as described above until April 2, 2007.

On April 2, 2007, due to the then-current confidential negotiations with the City as well as the then-current limitations on incurring additional long-term debt under its interest coverage test, Pennichuck Water elected to re-deposit the proceeds of the Series B-2 Bonds into the escrow account as described above until October 1, 2007.

On October 1, 2007, Pennichuck Water borrowed an additional $15,000,000 of the proceeds of the Series B and Series C Bonds; this portion was designated as the “Series BC-1 Bonds.” The Series BC-1 Bonds were not subject to mandatory tender prior to maturity on October 1, 2035. The interest rate on the Series BC-1 Bonds was subject to adjustment every 35 days pursuant to certain auction procedures. The remaining $16,360,000 of the proceeds of the Series B and Series C Bonds, designated as the “Series BC-2 Bonds” was re-deposited into the escrow account as described above until May 1, 2008.

On May 1, 2008, Pennichuck Water converted its outstanding $15,000,000 Series BC-1 Bonds and also borrowed $5,000,000 of the proceeds of the Series BC-2 Bonds through a combination of $7,500,000 of 5% fixed rate bonds subject to mandatory tender on April 1, 2018 (the “Series BC-3 Bonds”) and $12,500,000 of 5.375% fixed rate bonds to final maturity on October 1, 2035 (the “Series BC-4 Bonds”). The remaining $11,360,000 of the proceeds of the Series BC-2 Bonds was re-deposited into the escrow account as described above until October 1, 2008.

Pennichuck Water expects to borrow a minimum of an additional $5,000,000 of the proceeds of the Series BC-2 Bonds on October 1, 2008. The remaining balance, if any, would be re-deposited into the escrow account as described above for an additional period. Also, on October 1, 2008, Pennichuck Water expects to remarket its $6,000,000 Series B-1 Bonds, which are subject to mandatory tender on such date (as more fully discussed above), for a new fixed rate term period.

As more fully discussed in our 2007 Annual Report on Form 10-K (see Item 3 - Legal Proceedings) and Item 2 and Note 4 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, we expect the NHPUC to rule definitively on the City’s eminent domain petition shortly although there is no statutory timetable governing such ruling. In the event of an adverse ruling to the Company, we may find that we are unable to, or elect not to, issue or remarket such debt securities or we may find that the cost that we incur in connection with the issuance or remarketing of such debt increases materially.

We believe these risks are particularly relevant to a portion of the long-term tax-exempt bonds that were issued on our behalf in 2005 through the Business Finance Authority of the State of New Hampshire. Of the initial $49.5 million offering, proceeds totaling approximately $11.4 million are currently held in an escrow account maintained by The Bank of New York Trust Company, N.A., as escrow agent, for the sole benefit of the bondholders. The associated debt is non-recourse to us until the proceeds are loaned to Pennichuck Water. Upon one or more requests by Pennichuck Water, some or all of the proceeds of those bonds will be loaned to Pennichuck Water to finance its water treatment plant upgrade and certain other capital projects. When Pennichuck Water borrows the bond proceeds, the associated bonds will be remarketed to investors who will be relying on Pennichuck Water as the source of repayment rather than bond proceeds held in the escrow account as described above. If, because of the uncertainties described above relating to the eminent domain dispute, Pennichuck Water is unable to, or elects not to, remarket the bonds as debt securities for which Pennichuck Water is liable, it would not be able to borrow any of the bond proceeds then held in the escrow account and the associated debt would not become Pennichuck Water’s obligation. Under these circumstances, we would expect to rely primarily on our cash flow from operations, our cash and short-term investment balances and, thereafter, on our bank revolving credit facility to finance Pennichuck Water’s water treatment plant upgrade and other capital projects. Our borrowing cost under that credit facility would likely be materially higher than tax-exempt bond financing costs. Borrowings under the credit facility would also reduce our liquidity to meet other obligations.

In addition to obtaining authorization for the tax-exempt bond financing program as described above, we have applied and will continue to apply for long-term debt funds directly from the State of New Hampshire under the State’s Revolving Fund (“SRF”) loan program. SRF loans carry long-term fixed costs at interest rates set with reference to various Municipal Bond Indices, which rates have historically been at or below the rates for comparable U.S. Treasury securities of like maturity. As of March 31, 2008, we had seven outstanding SRF loans with actual draw downs aggregating approximately $4.5 million. We have commenced documentation for our eighth SRF loan, a requested commitment of up to $595,000 to fund a portion of certain Pennichuck East capital improvements. We expect to have a document closing and to commence draw downs of funds on this SRF loan in the second quarter of 2008.

Significant Financial Covenants

Our $16.0 million revolving credit loan agreement with Bank of America matures on June 30, 2009. During the second quarter of 2008, the Company expects to extend this maturity date to June 30, 2011. This agreement contains three financial maintenance tests which must be met on a quarterly basis. These maintenance tests, as proposed to be amended, are as follows:

(1)

our Fixed Charge Coverage Ratio must exceed 1.2x;

(2)

our Tangible Net Worth must exceed $37.0 million, plus new equity issued subsequent to December 2007; and

(3)

our Funded Debt (less certain cash and short-term investment balances, if any) must not exceed 65% of our Total Capitalization.

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

Certain covenants in Pennichuck Water’s and Pennichuck East’s loan agreements as well as our Bank of America revolving credit loan agreement effectively restrict our ability to upstream common dividends from Pennichuck Water and Pennichuck East as well as limit our ability to pay common dividends to our shareholders. Several of Pennichuck Water’s loan agreements contain a covenant that requires Pennichuck Water to maintain a minimum net worth of $4.5 million. At March 31, 2008, Pennichuck Water’s net worth was $40.4 million. One of Pennichuck East’s loan agreements contains a covenant that requires Pennichuck East to maintain a minimum net worth of $1.5 million. At March 31, 2008, Pennichuck East’s net worth was $6.1 million.

As of March 31, 2008, we were in compliance with all of our financial covenants. Our ability to incur significant additional long-term debt and to continue to satisfy these tests depends, among other factors, on receipt of timely and adequate rate relief.

Quarterly Dividends

One of our primary uses of funds is dividends on our common stock, payable as and when declared by our Board of Directors. We have paid dividends on our common stock each year since 1856. On May 5, 2008, the Board of Directors declared a second quarter common stock dividend of $0.165 per share payable June 1, 2008 to shareholders of record May 15, 2008. The second quarter dividend amount results in an indicated annual rate of $0.66 per share. We expect to continue to pay comparable cash dividends in the future, subject to the terms of our debt agreements, as more fully discussed elsewhere in this Quarterly Report on Form 10-Q.

Off Balance Sheet Arrangements

In October 2005, we completed a tax-exempt debt financing with the Business Finance Authority (the “Authority”) of the State of New Hampshire. The Authority acts solely as a passive conduit to the tax-exempt bond markets with us acting as the obligor for the associated tax-exempt debt. At March 31, 2008, we had borrowed $33.1 million representing a portion of the $49.5 million offering conducted in October 2005. On May 1, 2008, we borrowed an additional $5 million. The remaining $11.4 million was placed in an escrow account maintained by The Bank of New York Trust Company, N.A., as escrow agent, for the sole benefit of bondholders with no recourse to us and hence we have not recorded the associated debt as a long-term liability. We expect to draw these funds as we incur capital expenditures for various water facilities projects, primarily the water treatment plant upgrade project, and record the associated debt as a long-term liability in October 2008 and/or in early 2009.

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

Furthermore, the $6 million Series B-1 Bonds and the remaining $11.4 million Series BC-2 Bonds are subject to mandatory tender and remarketing on October 1, 2008. The interest rates resulting from the remarketing of such bonds may materially affect the Company’s arbitrage rebate liability on December 20, 2010 because arbitrage is based upon the weighted average interest cost on all series of bonds over the entire five-year period.

Our Company has not recorded a liability for arbitrage rebate liability, if any, in its financial statements.

We have one interest rate financial instrument, an interest rate swap, which qualifies as a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” as described in Note 3 of the notes to consolidated financial statements contained in our 2007 Annual Report on Form 10-K.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to financial market risk results primarily from fluctuations in interest rates. We are exposed to changes in interest rates primarily from our $16 million revolving credit facility with Bank of America which contains variable interest rates. We are permitted to borrow, repay and re-borrow, in varying amounts and from time to time at our discretion under the revolving credit loan agreement through 2009 (and soon to be extended to June 30, 2011). Borrowings bear interest at rates ranging from LIBOR plus 1.25% to LIBOR plus 1.75% based on certain financial ratios. The applicable margin at March 31, 2008 was 1.50%. We had no borrowings under the revolving credit facility at March 31, 2008 nor do we expect to borrow under such facility for the remainder of 2008.

We also have a $4.5 million variable interest rate term loan with Bank of America. This term loan, which is fully drawn, is scheduled to mature on December 31, 2009. In April 2005, we entered into an interest rate swap agreement with Bank of America with a notional amount and maturity date exactly matching the term loan as described above. The purpose of the swap agreement is to mitigate interest rate risks associated with our term loan. The swap agreement provides for the exchange of fixed interest rate payments (to be paid by us to Bank of America) for floating interest rate payments (to be paid by Bank of America to us). The term loan bears interest at rates ranging from LIBOR plus 1.0% to LIBOR plus 1.5% based on certain financial ratios. The applicable margin at March 31, 2008 was 1.25%, resulting in an interest rate at March 31, 2008 of 4.25%. We have designated the swap agreement as a cash flow hedge against the variable future cash flows associated with the interest payments due on the term loan. The combined effect of our LIBOR-based borrowing cost pursuant to the term loan and net payments pursuant to our swap agreement produces an “all-in fixed borrowing cost” equal to 6.00%.

The fair market value of our swap agreement represents the estimated unrealized cumulative gain or loss upon termination of these agreements based upon current interest rates. Our exposure to interest rate risk has not changed materially from that of December 31, 2007.

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

PART II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

There were no material changes in legal proceedings during the three months ended March 31, 2008.

ITEM 1A.

RISK FACTORS

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Risk Factors presented below should be read in conjunction with the risk factors and information disclosed in our 2007 Form 10-K. See discussion under “City of Nashua’s Ongoing Eminent Domain Proceeding” included in Item 2 of this Quarterly Report in Form 10-Q.

Changes in the U.S. debt markets, including especially adverse changes to the financial condition of our bond insurer, has had and may continue to have an adverse effect on the interest expense we incur for certain tax-exempt financings and in the future may require Pennichuck to accept less advantageous terms and conditions on its tax-exempt financings.

Pennichuck Water's tax-exempt bonds are insured pursuant to bond insurance policies provided by American Municipal Bond Assurance Corporation ("AMBAC"). Historically, utilizing AMBAC bond insurance has had the effect of achieving a Moody’s credit rating of Aaa, resulting in a lower interest rate than would have been the case had Pennichuck Water borrowed on its stand-alone Moody’s credit rating of Baa3. Historically, such interest rate savings were greater than the cost of bond insurance, resulting in lower net borrowing costs with bond insurance.

The major independent credit rating service providers (i.e., Moody's, Standard & Poor's and Fitch Investors Service) recently conducted detailed reviews of the credit ratings of AMBAC and several other monoline bond insurers. Such reviews resulted in ratings having been downgraded as well as having been placed on continuing credit watch for possible downgrade. These actual and potential downgrades may have the effect of diminishing, and in certain instances eliminating, the net benefit to borrowers including Pennichuck Water of utilizing AMBAC bond insurance.

Pennichuck Water expects to borrow a portion of the $11.4 million Series BC-2 Bonds (and record a long-term liability therewith) and to remarket the $6 million Series B-1 Bonds on October 1, 2008. As both series of bonds are insured by AMBAC, the interest rate resulting from such borrowing and remarketing may depend, in part, upon the status of AMBAC's credit ratings as well as general receptivity of the tax-exempt bond market to AMBAC bond insurance at such time.

No assurance can be given as to the ultimate outcome of the continuing credit watch reviews of AMBAC's credit ratings nor can any assurance be given as to the impact of such reviews on interest rates for new issues or remarketings of Pennichuck Water's bonds that are insured by AMBAC. Furthermore, no assurance can be given as to the net benefit, if any, to Pennichuck Water of its utilization of AMBAC bond insurance. In the absence of any net benefit, Pennichuck Water may seek alternate forms of third party credit enhancement (i.e. bank letters of credit) or may seek to borrow on a stand-alone basis. No assurance can be given as to availability, terms and conditions and net benefit, if any, through the utilization of alternate third party credit enhancement. Furthermore, should Pennichuck Water seek to borrow on a stand-alone basis, its cost of borrowing is likely to be higher than, and its borrowing terms and conditions are likely to be less flexible than, comparable results for borrowings supported by a Aaa bond insurance policy as anticipated at the October 2005 implementation of the tax-exempt bond financing program for funding its water treatment plant upgrade project and other capital improvements.

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

On April 7, 2008, William D. Patterson, the Company’s Senior Vice President, Treasurer and Chief Financial Officer, notified the Company that he would be resigning from those positions to return to EnSTAR Management Corporation, a New York City-based firm he founded to provide financial advisory and consulting services for utilities. Mr. Patterson’s resignation will take effect on May 23, 2008, unless he and the Company mutually agree on a later date. The Company has commenced a search for his replacement.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)

On May 5, 2008, the Company held its Annual Meeting of Shareholders to elect three directors and to act upon a proposal to amend the Pennichuck Corporation 2000 Stock Option Plan.

(b)

The following directors were elected to three year terms expiring at the Annual Meeting of Shareholders in 2011:

Election of Directors	Votes For	Votes Withheld or Opposed
Janet M. Hansen	3,680,856	117,227
Hannah M. McCarthy	3,663,703	134,380
James M. Murphy	3,681,821	116,262

The continuing directors whose terms expire beyond the May 5, 2008 Annual Meeting date are:

Joseph A. Bellavance

Steven F. Bolander

Robert P. Keller

John R. Kreick

Duane C. Montopoli

Martha E. O’Neill

(c)

The Pennichuck Corporation 2000 Stock Option Plan was amended to provide grants of awards to directors:

Votes For	Votes Withheld or Opposed	Votes Abstained
1,926,934	563,009	48,293

Total shares outstanding on May 5, 2008 were 4,234,788.

ITEM 5.

OTHER INFORMATION

On May 07, 2008, we issued a press release announcing our financial results for the three months ended March 31, 2008. A copy of the press release is attached as Exhibit 99.1 to this Quarterly Report on Form 10-Q. The information contained in Exhibit 99.1 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing with the Securities and Exchange Commission under the Exchange Act of 1934 or the Securities Act of 1933, except as expressly set forth by specific reference in such a filing.

ITEM 6.

EXHIBITS

Exhibit Number	Exhibit Description

10.1	2008 Executive Officer Bonus Plan dated as of January 30, 2008*

10.2	Amended and Restated 2000 Stock Option Plan dated as of March 13, 2008

10.3

Second Amendment to Master Loan and Trust Agreement, dated as of May 1, 2008 by and among the Business Finance Authority of the State of New Hampshire, Pennichuck Water Works, Inc. and The Bank of the New York Trust Company, N.A., as Trustee.

21	Subsidiaries of Pennichuck Corporation

31.1	Certification

31.2	Certification

32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release – “Pennichuck Corporation Announces First Quarter 2008 Earnings” dated May 07, 2008

*	Confidential treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNICHUCK CORPORATION
(Registrant)

Date: May 08, 2008	By:	/s/ DUANE C. MONTOPOLI
Duane C. Montopoli
President and Chief Executive Officer

Date: May 08, 2008	By:	/s/ WILLIAM D. PATTERSON
William D. Patterson
Senior Vice President and Chief Financial Officer

34