Form 10-Q
period 2008-06-30
PENNICHUCK CORP
filed 2008-08-08
CIK 788885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2008
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

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

Common Stock, $1 Par Value, 4,239,688 shares outstanding as of August 4, 2008

PENNICHUCK CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

June 30, 2008

-i-

PART I. FINANCIAL INFORMATION (Unaudited)

ITEM 1.

FINANCIAL STATEMENTS

PENNICHUCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(000’s, except share data)

	As of
	June 30,	December 31,
	2008	2007
ASSETS
Property, Plant and Equipment, net	$145,625	$140,326
Current Assets:
Cash and cash equivalents	312	963
Investments	9,203	8,072
Accounts receivable, net of allowance of $92 and $104 in 2008 and 2007, respectively	2,441	2,304
Unbilled revenue	3,006	2,358
Materials and supplies	1,084	1,148
Prepaid expenses and other current assets	1,069	918
Total Current Assets	17,115	15,763

Other Assets:
Deferred land costs	2,444	2,434
Deferred charges and other assets	9,957	9,531
Investment in real estate partnerships	189	534
Total Other Assets	12,590	12,499
TOTAL ASSETS	$175,330	$168,588

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) - CONTINUED

(000’s, except share data)

	As of
	June 30,	December 31,
	2008	2007
SHAREHOLDERS' EQUITY AND LIABILITIES
Shareholders’ Equity:
Common stock – $1 par value
Authorized - 11,500,000 shares in 2008 and 2007
Issued – 4,240,266 and 4,227,037 shares, respectively
Outstanding – 4,239,064 and 4,225,835 shares, respectively	$4,240	$4,227
Additional paid in capital	32,939	32,772
Retained earnings	10,646	8,761
Accumulated other comprehensive loss	(68)	(57)
Treasury stock, at cost; 1,202 shares in 2008 and 2007	(138)	(138)
Total Shareholders’ Equity	47,619	45,565
Preferred stock, no par value, 100,000 shares authorized, no shares issued in 2008 and 2007	—	—
Long-term debt, less current portion	63,080	57,997
Current Liabilities:
Current portion of long-term debt	6,675	6,675
Accounts payable	946	1,876
Accrued interest payable	737	614
Other accrued liabilities	3,126	3,770
Total Current Liabilities	11,484	12,935
Deferred Credits and Other Reserves:
Deferred income taxes	13,931	13,070
Other deferred credits and other reserves	7,668	7,501
Total Deferred Credits and Other Reserves	21,599	20,571
Contributions in Aid of Construction	31,548	31,520
TOTAL SHAREHOLDERS’ EQUITY AND LIABILITIES	$175,330	$168,588

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME (UNAUDITED)

(000’s, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30, 2008	June 30, 2007
	2008	2007
Operating Revenues:
Water utility operations	$7,281	$6,526	$13,426	$11,913
Water management services	657	598	1,250	1,198
Real estate operations	—	—	2	4
Other	2	2	4	4
Total Operating Revenues	7,940	7,126	14,682	13,119
Operating Expenses:
Water utility operations	5,289	4,670	10,474	9,353
Water management services	623	567	1,112	1,144
Real estate operations	6	69	29	119
Other	(24)	2	15	16
Total Operating Expenses	5,894	5,308	11,630	10,632
Operating Income	2,046	1,818	3,052	2,487
Eminent domain expenses, net	(4)	(98)	(16)	(69)
Net (loss) earnings from investments accounted for under the equity method	(3)	(42)	3,453	(58)
Other income, net	54	1,130	53	1,273
Allowance for funds used during construction	94	100	240	177
Interest income	52	4	133	38
Interest expense	(927)	(679)	(1,801)	(1,346)
Income Before Provision for Income Taxes	1,312	2,233	5,114	2,502
Provision for Income Taxes	520	884	1,832	991
Net Income	792	1,349	3,282	1,511
Other comprehensive loss, net of tax:
Unrealized gain (loss) on derivatives	52	26	(11)	14
Comprehensive Income	$844	$1,375	$3,271	$1,525
Earnings per Common Share:
Basic	$0.19	$0.32	$0.78	$0.36
Diluted	$0.19	$0.32	$0.77	$0.35
Weighted Average Common Shares Outstanding:
Basic	4,235,847	4,220,894	4,233,288	4,219,350
Diluted	4,266,998	4,271,060	4,269,109	4,261,575

Dividends Paid per Common Share	$0.165	$0.165	$0.330	$0.330

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(000’s)

	For the Six Months Ended
	June 30,
	2008	2007
Operating Activities:
Net income	$3,282	$1,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,067	1,909
Amortization of deferred investment tax credits	(17)	(17)
Provision for deferred income taxes	869	13
Equity component of allowance for funds used during construction	(102)	(108)
Undistributed loss in real estate partnerships	3	58
Stock based compensation expense	24	26
Changes in assets and liabilities	(1,842)	1,133
Net cash provided by operating activities	4,284	4,525
Investing Activities:
Purchases of property, plant and equipment, including debt component of allowance for funds used during construction	(7,254)	(8,410)
Sales of investment securities	5,000	1
Purchases of investment securities	(6,131)	—
Distributions in excess of earnings in investment in real estate partnerships	343	—
Net change in deferred land costs	(10)	(196)
Net cash used in investing activities	(8,052)	(8,605)
Financing Activities:
Change in line of credit, net	—	2,300
Payments on long-term debt	(15,637)	(438)
Contributions in aid of construction	41	420
Proceeds from long-term borrowings	20,712	1,964
Debt issuance costs	(758)	(87)
Proceeds from issuance of common stock and dividend reinvestment plan	156	159
Dividends paid	(1,397)	(1,392)
Net cash provided by financing activities	3,117	2,926
Decrease in Cash and Cash Equivalents	(651)	(1,154)
Cash and Cash Equivalents, beginning of period	963	2,313
Cash and Cash Equivalents, end of period	$312	$1,159

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

Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  The condensed consolidated balance sheet amounts shown under the December 31, 2007 column have been derived from the audited financial statements of our Company as contained in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

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

Pennichuck Water, Pennichuck East and Pittsfield (collectively referred to as the “Company’s utility subsidiaries”) are engaged principally in the collection, storage, treatment and distribution of potable water to over 33,000 customers in southern and central New Hampshire.  The Company’s utility subsidiaries, which are regulated by the New Hampshire Public Utilities Commission (the “NHPUC”), are subject to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation”.  Service Corporation is involved in providing non-regulated water-related services to approximately 19,000 customers, while Southwood owns, manages and commercializes real estate holdings.

Non-recurring Items:

”Net (loss) earnings from investments accounted for under the equity method” for the six months ended June 30, 2008 include a non-recurring, non-operating, after-tax gain of approximately $2.3 million ($3.4 million before federal income taxes) from the January 2008 sale of land and three commercial office buildings that were owned by three joint ventures, as more fully described in Note 9 of this Quarterly Report on Form 10-Q.

Netted against “Eminent domain expenses, net” for the six months ended June 30, 2007 is a $250,000 cash payment received from the City of Nashua (the “City”) in the first quarter pursuant to an agreement with the City to suspend the eminent domain proceedings in order to conduct settlement discussions; such discussions were terminated on July 16, 2007.  Included in “Other income, net” for the six months ended June 30, 2007 is a gain of $1.2 million (pre-tax) resulting from the sale of eight cell tower leases in February and June 2007. Of such amount, $1.1 million was realized and recorded in the second quarter.

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

(c) Property, Plant and Equipment

The components of property, plant and equipment as of June 30, 2008 and December 31, 2007 were as follows:

	As of
	June 30,	December 31,
	2008	2007
	(000’s)
Utility Property:
Land	$1,825	$1,250
Source of supply	46,568	44,602
Pumping & purification	22,026	17,215
Transmission & distribution, including services, meters and hydrants	96,474	95,258
General and other equipment	8,332	8,203
Intangible plant	757	750
Construction work in progress	5,074	8,272
Total utility property	181,056	175,550
Total non-utility property	102	96
Total property, plant & equipment	181,158	175,646
Less: accumulated depreciation	(35,533)	(35,320)
Property, plant and equipment, net	$145,625	$140,326

(d) Cash and Cash Equivalents

Cash and cash equivalents consists of cash in banks.

(e) Investments

Investments represent funds held in money market securities.  These funds have no restriction and may be used for general corporate purposes.

(f) Concentration of Credit Risks

Financial instruments that subject our Company to credit risk consist primarily of cash and accounts receivable.  Our cash balances are invested in financial institutions with investment grade credit ratings, however they periodically exceed FDIC limits.  Our accounts receivable balances primarily represent amounts due from the residential, commercial and industrial customers of our water utility operations as well as receivables from our water management services customers, as described in more detail in Note 5 to the condensed consolidated financial statements.

(g) Supplemental Disclosures on Cash Flow and Non-Cash Items

Supplemental cash flow information for the six months ended June 30, 2008 and 2007 are as follows:

	For the Six Months Ended June 30,
	2008	2007
	(000’s)
Cash paid during the period for:
Interest	$1,579	$1,263

Income taxes, net of refunds	$1,317	$85

Non-cash items:
Contributions in aid of construction	$305	$1,017

(h) Deferred Charges and Other Assets

Deferred charges include certain regulatory assets and costs of obtaining debt financing.  Regulatory assets are amortized over the periods they are recovered through NHPUC-authorized water rates.  Sarbanes-Oxley costs relate to first year implementation and compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  We have received approval from the NHPUC related to the future recoverability of such costs.  Deferred financing costs are amortized over the term of the related bonds and notes.  The Company’s utility subsidiaries have recorded certain regulatory assets in cases where the NHPUC has permitted, or is expected to permit, recovery of these costs over future periods.  Currently, the regulatory assets are being amortized over periods ranging from 4 to 25 years.  Deferred charges and other assets consist of the following:

	As of
	June 30,	December 31,	Recovery
	2008	2007	Period
	(000’s)
Regulatory assets:
Source development charges	$792	$814	5 - 25
Miscellaneous studies	934	1,060	4 - 25
Sarbanes-Oxley costs	733	830	8
Prepaid pension	2,427	2,406	
Other post-retirement benefits	231	283	
Asset retirement obligations	208	195	‚
Total regulatory assets	5,325	5,588
Franchise fees and other	55	68
Supplemental retirement plan asset	523	471
Deferred financing costs	4,054	3,404
Total deferred charges and other assets	$9,957	$9,531



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

‚

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

Non-regulated water management services include contract operations and maintenance, and water testing and billing services to municipalities and small, privately owned community water systems.  In accordance with the guidance contained in the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” our Company records revenues for this business segment in one of two ways.  Contract revenues are billed and recognized on a monthly recurring basis in accordance with agreed-upon contract rates.  Revenue from unplanned additional work is based upon time and materials incurred in connection with activities not specifically identified in the contract or for which work levels exceed contracted amounts.

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

(j) Allowance for Funds Used During Construction

Allowance for funds used during construction (“AFUDC”), recorded in accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” represents the estimated debt and equity costs of capital necessary to finance the construction of new regulated facilities.  AFUDC consists of two components, an interest component and an equity component.  AFUDC is capitalized as a component of property, plant and equipment and has been reported separately in the condensed consolidated statements of income and comprehensive income.  The total amounts of AFUDC recorded for the three and six months ended June 30, 2008 and 2007 are approximately as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(000’s)
Debt (interest) component	$55	$40	$138	$69
Equity component	39	60	102	108
Total AFUDC	$94	$100	$240	$177

(k) Earnings Per Share

We compute earnings per share in accordance with the provisions of SFAS No. 128, “Earnings per Share”.  Basic net income per share is computed using the weighted average number of common shares outstanding for a period.  Diluted net income per share is computed using the weighted average number of common and dilutive potential common shares outstanding for the period.  For the three and six months ended June 30, 2008 and 2007, dilutive potential common shares consisted of outstanding stock options.

The dilutive effect of outstanding stock options is computed using the treasury stock method.  Calculations of the basic and diluted net income per common share and potential common shares for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(000’s, except per share and share data)
Basic earnings per share	$0.19	$0.32	$0.78	$0.36
Dilutive effect of unexercised stock options	—	—	(0.01)	(0.01)
Dilutive earnings per share	$0.19	$0.32	$0.77	$0.35

Numerator:
Basic net income	$792	$1,349	$3,282	$1,511
Diluted net income	$792	$1,349	$3,282	$1,511

Denominator:
Basic weighted average common shares outstanding	4,235,847	4,220,894	4,233,288	4,219,350
Dilutive effect of unexercised stock options	31,151	50,166	35,821	42,225
Diluted weighted average common shares outstanding	4,266,998	4,271,060	4,269,109	4,261,575

Note 2 – Post-retirement Benefit Plans

Pension Plan

We have a non-contributory defined benefit pension plan (the “Plan”) that covers substantially all eligible employees.  The benefits are formula-based, giving consideration to both past and future service as well as participant compensation levels.  Our funding policy is to contribute annual amounts that meet the requirements for funding under Section 404 of the Internal Revenue code.  Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.  During the three months ended June 30, 2008 and 2007, we contributed $180,000 and $113,000, respectively, into the Plan.  During the six months ended June 30, 2008 and 2007, we contributed $293,000 and $201,000, respectively, into the Plan.  We anticipate that we will contribute a total of approximately $724,000 into the Plan in 2008.  This amount includes approximately $143,000 to reduce the plan’s underfunded status, per current requirements under the Pension Protection Act.

SFAS No. 132R, “Employers’ Disclosures about Pension and Other Postretirement Benefits”, requires disclosure of the net periodic pension and post-retirement benefit cost.  Components of net periodic pension benefit cost were as follow:

Three Months Ended			Six Months Ended
June 30,			June 30,
2008		2007	2008	2007
	(000’s)
Service cost	$130	$114	$243	$228
Interest cost	111	115	207	230
Expected return on plan assets	(104)	(106)	(195)	(210)
Amortization of prior service cost	—	—	—	—
Amortization of transition asset	—	(4)	—	(8)
Amortization of net actuarial loss	26	31	49	61
Net periodic benefit cost	$163	$150	$304	$301

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

Components of net periodic post-retirement benefit costs were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(000’s)
Service cost	$34	$29	$95	$58
Interest cost	25	24	68	47
Expected return on plan assets	(10)	(9)	(20)	(18)
Amortization of prior service cost	8	9	24	17
Amortization of transition asset	—	—	—	—
Amortization of net actuarial loss	—	1	—	2
Net periodic benefit cost	$57	$54	$167	$106

The net periodic pension and other post-retirement benefit costs were estimated based on the latest available participant census data.  During the three months ended June 30, 2008 and 2007, we contributed approximately $9,000 and $10,000, respectively, into this program. During the six months ended June 30, 2008 and

2007, we contributed approximately $17,000 and $19,000, respectively, into this program.  We anticipate that we will contribute a total of approximately $34,000 into the program in 2008.

Note 3 - Stock Based Compensation Plans

Stock based compensation is computed under SFAS No. 123R, “Share-Based Payment”.  The resulting impact on the condensed consolidated statements of income and comprehensive income for the three-month period ended June 30, 2008 was approximately $7,000, net of income taxes of $5,000 and for the three-month period ended June 30, 2007 was approximately $14,000, net of income taxes of $9,000.  The resulting impact on the condensed consolidated statements of income and comprehensive income for the six-month period ended June 30, 2008 was approximately $14,000, net of income taxes of $9,000 and for the six-month period ended June 30, 2007 was approximately $15,000, net of income taxes of $10,000.

Our Company has periodically granted its officers and key employees incentive and non-qualified stock options on a discretionary basis pursuant to two stock option plans, the 1995 Stock Option Plan (“1995 Plan”) and the 2000 Stock Option Plan (“2000 Plan”).  At June 30, 2008, no further shares were available for future grant under the 1995 Plan.

The 2000 Plan, as amended, provides for the granting of both incentive stock options and non-qualified stock options to employees at a price per share equivalent to the market value on the date of the grant.  Option grants have varying vesting schedules and expire ten years from the date of grant.  Initially, the number of shares of common stock subject to issuance under the 2000 Plan was 150,000 (266,667 shares after the four-for-three stock splits in December 2001 and June 2005).  On May 3, 2007, our shareholders approved an amendment to and restatement of the 2000 Plan which increased the number of shares of our common stock reserved for issuance under the 2000 Plan from 266,667 to 500,000.  Awards may be granted under the amended and restated 2000 Plan until March 9, 2017.  At June 30, 2008, there were 255,230 shares available for future grant under the 2000 Plan.

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

The eminent domain merits hearing before the NHPUC began on January 10, 2007 but was subsequently suspended through July 16, 2007 by agreement of the parties (“Stay Agreement”) to allow the City and the Company to engage in settlement discussions.  On July 16, 2007, the Stay Agreement expired without the parties having reached a settlement of their eminent domain dispute.  The merits hearing resumed on September 4, 2007 and was concluded on September 26, 2007.  Briefs summarizing the arguments of each party were filed in the fourth quarter 2007.

On July 25, 2008, the NHPUC issued an order ruling that the taking of the assets of Pennichuck Water is in the public interest provided certain conditions are met, and that the price to be paid to Pennichuck Water for such assets is $203 million as of December 31, 2008.  The conditions include a requirement that Nashua place an additional $40 million into a mitigation fund to protect the interests of the customers of Pennichuck East and Pittsfield. Another condition is that the City submit to the NHPUC, for its advance approval, the final operating contracts between the City and its planned contractors. The remaining conditions cover various aspects of the operation and oversight of the water system under City ownership.  A taking of assets by eminent domain as per the NHPUC order would result in a significant taxable gain and related tax liability based on the difference between the price paid to Pennichuck Water for the assets taken and Pennichuck Water’s underlying undepreciated tax basis in such assets.  The tax liability would be due currently unless the proceeds of the taking were reinvested in other water utility assets in accordance with certain provisions of the Internal Revenue Code.

Under New Hampshire law, all parties to the proceeding and any person directly affected by the order have 30 days to seek reconsideration or a rehearing before the NHPUC.  The NHPUC’s ruling on any request for reconsideration or a rehearing may be appealed to the New Hampshire Supreme Court.  The Company estimates a full rehearing and appeal process is likely to take a year or more.  While we have publicly stated our willingness to consider any comprehensive settlement proposals the City may wish to make, to our knowledge none are currently pending.  We remain opposed to the City's proposed eminent domain taking of Pennichuck Water assets.

If the City ultimately is successful in obtaining a final determination  that it can take some or all of Pennichuck Water’s assets, the City is not required under NHRSA Ch. 38 to complete the taking and could ultimately choose not to proceed with the purchase of the assets.  Our Company cannot predict the ultimate outcome of these matters.  It is possible that, if the acquisition efforts of the City are successful, the financial position of our Company would be materially and adversely impacted.

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

Our Company cannot predict the ultimate outcome of these matters.  It is possible that, if the acquisition efforts of the City and/or the Towns of Pittsfield or Bedford were ultimately successful, the financial position of our Company would be materially impacted.  No adjustments have been recorded in the accompanying condensed consolidated financial statements for these uncertainties.

Guarantee of Subsidiary Indebtedness

Southwood currently holds a 50% interest in four limited liability companies known as HECOP I, II, III and IV, (the “Joint Ventures”).  HECOP IV currently owns undeveloped land and generates no revenue.  Until January 2008, HECOP I, II and III each owned land and one commercial office building, subject to mortgage notes with a local bank.  HECOP I, II, and III sold the land and buildings in January 2008 and the related mortgages were extinguished.  The mortgage notes, which totaled $10.5 million at December 31, 2007, are not included in the accompanying condensed consolidated balance sheets as of December 31, 2007.  The mortgage notes were each secured by the underlying real property.  Southwood was contingently liable for one-half of the outstanding balances of two of the three outstanding mortgages, and as such, had issued a guarantee to the mortgagee for its share of the guaranteed indebtedness.  At June 30, 2008, Southwood was not contingently liable for any mortgage indebtedness as the mortgages were extinguished in January 2008 upon the sale of the underlying properties.

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

Furthermore, the $6 million Series B-1 Bonds are subject to mandatory tender and remarketing on October 1, 2008.  The interest rates resulting from the remarketing of such bonds may materially affect the Company’s arbitrage rebate liability on December 20, 2010 because arbitrage is based upon the weighted average interest cost on all series of bonds over the entire five-year period.

Until May 1, 2008, the interest rate on the $15.0 million Series BC-1 Bonds was subject to adjustment every 35 days pursuant to certain auction procedures, which could have materially affected the Company’s arbitrage rebate liability on December 20, 2010.  These bonds were retired on May 1, 2008.

Our Company has not recorded a liability for arbitrage rebate liability, if any, in its financial statements.

Note 5 - Business Segment Reporting

Our operating activities are grouped into three primary business segments as follows:

Water utility operations — Includes the collection, treatment and distribution of potable water for domestic, industrial, commercial and fire protection service in the City of Nashua and numerous other communities throughout New Hampshire.

Water management services — Includes the contract operations and maintenance activities of Service Corporation.

Real estate operations — Includes the ownership, management and commercialization of non-utility landholdings in Nashua and Merrimack, New Hampshire.

The line titled “Other” relates to parent company activity, including eminent domain expenses.  This line, which is not a reportable segment, is shown only to tie out to the total amounts shown in the Company’s condensed consolidated financial statements.

The following table presents information about our three primary business segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(000’s)
Operating revenues:
Water utility operations	$7,281	$6,526	$13,426	$11,913
Water management services	657	598	1,250	1,198
Real estate operations	—	—	2	4
Other	2	2	4	4
Total operating revenues	$7,940	$7,126	$14,682	$13,119

Operating income (loss):
Water utility operations	$1,992	$1,856	$2,952	$2,560
Water management services	34	31	138	54
Real estate operations	(6)	(69)	(27)	(115)
Other	26	—	(11)	(12)
Total operating income (loss)	$2,046	$1,818	$3,052	$2,487

	As of
	June 30,	December 31,
	2008	2007
	(000’s)
Total assets:
Water utility operations	$166,738	$157,704
Water management services	272	144
Real estate operations	2,467	2,454
Other	5,853	8,286
Total assets	$175,330	$168,588

Note 6 - New Accounting Pronouncements

In February 2007, the FASB released Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  SFAS No. 159 is effective for our Company as of January 1, 2008.  We have evaluated the impact that the adoption of SFAS No. 159 has on our condensed consolidated financial statements, and have concluded that there is no impact on our condensed consolidated financial statements.

In June 2007, the FASB Emerging Issues Task Force (“EITF”) reached consensus on EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”).  EITF 06-11 applies to share-based payment arrangements that entitle employees to receive dividends or dividend equivalents and provides that the tax benefit related to dividends on certain share-based awards be recognized as an increase to additional paid in capital and should be included in the pool of excess tax benefits available to absorb future tax deficiencies on share-based payment awards.  EITF 06-11 will be applied prospectively to the income tax benefits of applicable dividends declared by our Company for fiscal years beginning after December 15, 2007.  We have evaluated the impact that the adoption of EITF 06-11 has on our condensed consolidated financial statements, and have concluded that there is no impact on our condensed consolidated financial statements.

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

In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” that permits a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually).  Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  This deferral does not apply, however, to an entity that applied Statement 157 in interim or annual financial statements prior to the issuance of FSP 157-2.  The Company is currently evaluating the impact, if any, that the adoption of FSP 157-2 will have on the Company’s operating income or net earnings.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”).  This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We have not determined the effect that the adoption of SFAS 161 will have on our condensed consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  We are currently evaluating the potential impact the new pronouncement will have on our condensed consolidated financial statements.

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

Our practice is to recognize interest and/or penalties related to income tax matters in other income (expense).  We recorded no interest and/or penalties during the three and six months ended June 30, 2008 and 2007.

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

For assets and liabilities measured at fair value on a recurring basis, the fair value measurement by levels within the fair value hierarchy used at June 30, 2008 are as follows:

	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(000’s)
Investments	$9,203	$9,203	$—	$—
Interest rate swap	(114)	—	(114)	—
Total	$9,089	$9,203	$(114)	$—

Note 9 - Equity Investments in Unconsolidated Companies

As of June 30, 2008 and December 31, 2007, Southwood held a 50% ownership interest in four limited liability companies known as HECOP I, II, III and IV, (the “Joint Ventures”).  All or a majority of the remaining ownership interest in each of the Joint Ventures was then held primarily by John P. Stabile II, principal owner of H.J. Stabile & Son, Inc.

Southwood uses the equity method of accounting for its investments in the four Joint Ventures and, accordingly, its investment is adjusted for its share of earnings or losses and for any distributions or dividends received from the Joint Ventures.  Southwood’s share of the earnings or losses are included under “Net (loss)

earnings from investments accounted for under the equity method" in the accompanying condensed consolidated statements of income.  The assets and liabilities of these Joint Ventures are not included in the accompanying condensed consolidated balance sheets.

”Net (loss) earnings from investments accounted for under the equity method” for the six months ended June 30, 2008 includes a non-recurring,  non-operating, after-tax gain of approximately $2.3 million ($3.4 million before federal income taxes) from the January 2008 sale of land and three commercial office buildings that were owned by three of the four Joint Ventures.  The land and office buildings sold comprised substantially all of the assets of HECOP I, II, and III.

For the three months ended June 30, 2008 and 2007, Southwood received no cash distributions received from the Joint Ventures.  For the six months ended June 30, 2008, Southwood received a distribution of $3.8 million as a result of the sale of the real estate referred to above.  There were no cash distributions received from the Joint Ventures during the six months ended June 30, 2007.

Note 10 - Debt

On May 1, 2008, Pennichuck Water remarketed its outstanding $15,000,000 Series BC-1 Bonds and also borrowed $5,000,000 of the proceeds of the Series BC-2 Bonds through a combination of $7,500,000 of 5.0% fixed rate bonds subject to mandatory tender on April 1, 2018 (the “Series BC-3 Bonds”) and $12,500,000 of 5.375% fixed rate bonds with a maturity of October 1, 2035 (the “Series BC-4 Bonds”).

Note 11 – Subsequent Events

On July 25, 2008, the NHPUC issued an order ruling that the taking of the assets of Pennichuck Water is in the public interest provided certain conditions are met, and that the price to be paid to Pennichuck Water for such assets is $203 million as of December 31, 2008.  The conditions include a requirement that Nashua place an additional $40 million into a mitigation fund to protect the interests of the customers of Pennichuck East and Pittsfield. Another condition is that the City submit to the NHPUC, for its advance approval, the final operating contracts between the City and its planned contractors. The remaining conditions cover various aspects of the operation and oversight of the water system under City ownership.  A taking of assets by eminent domain as per the NHPUC order would result in a significant taxable gain and related tax liability based on the difference between the price paid to Pennichuck Water for the assets taken and Pennichuck Water’s underlying undepreciated tax basis in such assets.  The tax liability would be due currently unless the proceeds of the taking were reinvested in other water utility assets in accordance with certain provisions of the Internal Revenue Code. See Note 4 for a further discussion.

On June 23, 2008, Pennichuck Water filed for rate relief with the NHPUC to recover increased operating expenses and to obtain recovery of and a return on capital improvements principally for the ongoing major upgrade to its water treatment plant, the replacement of a 5.5 million gallon water tank, the installation of radio meter reading equipment, and the replacement of aging infrastructure.  Pennichuck Water requested an overall increase in rates that, if approved in its entirety, would result in an annual increase in revenues of approximately $5.5 million.  Included in the $5.5 million are two proposed step increases that, if approved, would increase annual revenues by approximately $2.3 million.  As part of its filing, Pennichuck Water has requested a temporary rate increase totaling approximately $2.4 million per annum effective for service rendered from and after August 1, 2008.  The Company expects to continue prosecuting this rate case despite the recent order from the NHPUC that, subject to certain conditions, the taking of the operating assets of Pennichuck Water is in the public interest and that the price to be paid for such assets is $203 million.

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

We are a holding company whose income is derived from the earnings of our five wholly-owned subsidiaries.  We are engaged primarily in the collection, storage, treatment and distribution of potable water for domestic, industrial, commercial and fire protection service in New Hampshire through our three utility subsidiaries: Pennichuck Water, Pennichuck East and Pittsfield.  Our water utility revenues constituted 91% of our consolidated revenues for the six months ended June 30, 2008 and 2007.  Pennichuck Water, our principal subsidiary which was established in 1852, accounted for 71% and 74% of our consolidated revenues for the six months ended June 30, 2008 and 2007, respectively.  Pennichuck Water’s franchise area presently includes the City of Nashua, New Hampshire (the “City”) and 10 surrounding municipalities.

Our water utility subsidiaries are regulated by the New Hampshire Public Utilities Commission (“NHPUC”) and must obtain NHPUC approval to increase their water rates to recover increases in operating expenses and to obtain the opportunity to earn a return on investments in plant and equipment.  New Hampshire law provides that utilities are entitled to charge rates that permit them to earn a reasonable return on the cost of the property employed in serving their customers, less accrued depreciation, contributed capital and deferred income taxes (“Rate Base”).  The cost of capital permanently employed by a utility in its utility business marks the rate of return that a utility is lawfully entitled to earn on its Rate Base.  Capital expenditures associated with complying with federal and state water quality standards have historically been recognized and approved by the NHPUC for inclusion in water rates, though there can be no assurance that the NHPUC will approve future rate increases in a timely or sufficient manner to cover our capital expenditures.

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

Southwood is engaged in real estate management and commercialization activities.  Historically, most of Southwood’s activities were conducted through real estate joint ventures.  During the past 10 years, Southwood has participated in four residential joint ventures with John P. Stabile, II (“Stabile”), a local developer.  Southwood’s earnings have from time to time during that period contributed a significant percentage of our consolidated net income, including in the six months ended June 30, 2008 (i.e., the January 2008 sale of the three commercial office buildings that comprised substantially all of the assets of HECOP I, II, and III as more fully described elsewhere in this Quarterly Report on Form 10-Q).  Southwood’s contributions from the sale of real estate have increased the fluctuations in our net income during that period.  We expect that Southwood will contribute a smaller proportion of our future revenues and earnings.

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

Forward-looking statements involve risks and uncertainties, and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements.  Such factors include, among other things, whether eminent domain proceedings are successful against some or all of our water utility assets, the success of applications for rate relief, changes in governmental regulations, changes in the economic and business environment that may impact demand for our water and real estate products, changes in capital requirements that may affect our level of capital expenditures, changes in business strategy or plans and fluctuations in weather conditions that impact water consumption.  For a complete discussion of our risk factors, see Item 1A, Risk Factors, in our Annual Report on Form 10-K for the period ended December 31, 2007, as supplemented by our Item 1A, Risk Factors, disclosure in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and updated in Part II, Item 1A, Risk Factors, included in this Quarterly Report on Form 10-Q.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

The eminent domain merits hearing before the NHPUC began on January 10, 2007, but was subsequently suspended through July 16, 2007, by agreement of the parties (“Stay Agreement”) to allow the City and Pennichuck to engage in settlement discussions.  On July 16, 2007, the Stay Agreement expired without the parties having reached a settlement of their eminent domain dispute.  The merits hearing resumed on September 4, 2007 and was concluded on September 26, 2007.  Briefs summarizing the arguments of each party were filed in the fourth quarter 2007.

On July 25, 2008, the NHPUC issued an order ruling that the taking of the assets of Pennichuck Water is in the public interest provided certain conditions are met, and that the price to be paid to Pennichuck Water for such assets is $203 million as of December 31, 2008.  The conditions include a requirement that Nashua place an additional $40 million into a mitigation fund to protect the interests of the customers of Pennichuck East and Pittsfield.  Another condition is that the City submit to the NHPUC, for its advance approval, the final operating contracts between the City and its planned contractors. The remaining conditions cover various aspects of the operation and oversight of the water system under City ownership.

Under New Hampshire law, all parties to the proceeding and any person directly affected by the order have 30 days to seek reconsideration or a rehearing before the NHPUC.  The NHPUC’s ruling on any request for reconsideration or a rehearing may be appealed to the New Hampshire Supreme Court.  The Company estimates a full rehearing and appeal process is likely to take a year or more.  While we have publicly stated our willingness to consider any comprehensive settlement proposals the City may wish to make, to our knowledge none are currently pending.  We remain opposed to the City's proposed eminent domain taking of Pennichuck Water assets.

Recent Developments

On June 23, 2008, Pennichuck Water filed for rate relief with the NHPUC to recover increased operating expenses and to obtain recovery of and a return on capital improvements principally for the ongoing major upgrade to its water treatment plant, the replacement of a 5.5 million gallon water tank, the installation of radio meter reading equipment, and the replacement of aging infrastructure.  Pennichuck Water requested an overall increase in rates that, if approved in its entirety, would result in an annual increase in revenues of approximately $5.5 million.  Included in the $5.5 million are two proposed step increases that, if approved, would increase annual revenues by approximately $2.3 million.  As part of its filing, Pennichuck Water has requested a temporary rate increase totaling approximately $2.4 million per annum effective for service rendered from and after August 1, 2008.  The Company expects to continue prosecuting this rate case despite the recent order from the NHPUC that, subject to certain conditions, the taking of the operating assets of Pennichuck Water is in the public interest and that the price to be paid for such assets is $203 million.

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

Revenue Recognition.  The revenues of our water utility subsidiaries are based on authorized rates approved by the NHPUC.  Estimates of water utility revenues for water delivered to customers but not yet billed are accrued at the end of each accounting period.  We read our residential customer meters generally on either a monthly or a quarterly basis and record revenues based on meter reading results.  Unbilled revenues from the last meter-reading date to the end of the accounting period are estimated based on historical usage patterns and the effective water rates.  The estimate of the unbilled revenue is a management estimate utilizing certain sets of assumptions and conditions.  Actual results could differ from those estimates.  Accrued unbilled revenues recorded in the accompanying condensed consolidated financial statements as of June 30, 2008 and December 31, 2007 were $3.0 million and $2.4 million, respectively.

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

In determining pension obligation and expense amounts, the factors and assumptions described above may change from period to period, and such changes could result in material changes to recorded pension and PBOP costs and funding requirements.  Further, the value of our pension plan assets, which partially consist of equity investments, are subject to fluctuations in market returns which may result in increased or decreased pension expense in future periods.  These conditions impacted the funded status of our pension plan at both June 30, 2008 and December 31, 2007, and therefore, will also impact pension expense for the remainder of 2008.

Our pension plan currently meets the minimum funding requirements of the Employee Retirement Income Security Act of 1974.  Accordingly, we anticipate that we will contribute approximately $724,000 to the plan during 2008.  This contribution includes approximately $143,000 to reduce the plan’s underfunded status, per current requirements under the Pension Protection Act.

Results of Operations – General

In this section, we discuss our results of operations for the three and six months ended June 30, 2008 and 2007 and the factors affecting them.  Our operating activities, as more fully discussed in Note 5 to the notes to condensed consolidated financial statements, are grouped into three primary business segments as follows:

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

Results of Operations - Three Months Ended June 30, 2008

Compared to Three Months Ended June 30, 2007

Overview.  For the three months ended June 30, 2008, our consolidated net income was $792,000, compared to net income of $1.3 million for the three months ended June 30, 2007.  On a per share basis, fully diluted income per share for the three months ended June 30, 2008 was $0.19 as compared to $0.32 per share for the three months ended June 30, 2007.  The decrease in consolidated net income of $557,000 for the three months ended June 30, 2008 was due principally to non-operating “Other income, net” of $1.1 million ($669,000 after-tax) from the second quarter 2007 sale of seven of the Company’s cell tower leases. Other factors that affected current year net income, relative to prior year net income, include the following:

•

An increase in interest expense of $248,000 due to increased long-term borrowings;

•

An increase in regulated water utility operating income of $136,000;

•

A reduction in eminent domain-related costs of $94,000;

•

A decrease in Southwood operating loss of $63,000;

•

Increased interest income of $48,000;

•

A decrease in the net loss from investments accounted for under the equity method in the amount of $39,000;

•

A decrease in the income tax provision of $364,000.

Our consolidated revenues for the three months ended June 30, 2008 were $7.9 million, compared to $7.1 million for the three months ended June 30, 2007.  The increase in our combined revenues was primarily attributable to rate relief granted to Pennichuck Water and Pennichuck East, and to 1.5% combined water utility customer growth.

Water Utility Operations.  Our water utility operations include the activities of Pennichuck Water, Pennichuck East and Pittsfield, each of which is regulated by the NHPUC.  On a combined basis, net income of our three utilities for the three months ended June 30, 2008 was $769,000, a decrease of $733,000 from 2007.  This decrease was due to “Other income, net” for the three months ended June 30, 2007  of $1.1 million ($669,000 after-tax) from the sale of seven of the Company’s cell tower leases and higher interest expense in the second quarter of 2008, offset in part by higher operating income in the second quarter of 2008.  Water utility operating revenues increased by $755,000 as a result of rate increases and customer growth.  The combined utility customer base during the quarter increased 1.5%, resulting in a total combined customer base of approximately 33,100 as of June 30, 2008.  For the three months ended June 30, 2008, approximately 21% of  our water utility operating revenues were derived from commercial and industrial customers, approximately 65% from residential customers, with the balance being derived from fire protection and other billings to municipalities, principally the City of Nashua and the towns of Amherst, Merrimack and Milford, New Hampshire.

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

Our utility operating revenues increased to approximately $7.3 million in 2008, or 11.5% from 2007, as shown in the following table.

	Three Months Ended June 30,
	2008		2007		Change
	(000’s)
Pennichuck Water	$5,702	78%	$5,422	83%	$280
Pennichuck East	1,380	19%	912	14%	468
Pittsfield	199	3%	192	3%	7
Total	$7,281	100%	$6,526	100%	$755

The increase in revenues was substantially offset by the increase in operating expenses.

For the three months ended June 30, 2008, utility operating expenses increased by approximately $619,000, or approximately 13.2%, to approximately $5.3 million as shown in the table below.

	Three Months Ended June 30,
	2008	2007	Change
	(000’s)
Operations & maintenance	$3,490	$3,242	$248
Depreciation & amortization	995	849	146
Taxes other than income taxes	804	579	225
Total	$5,289	$4,670	$619

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

The change in our utilities’ operating expenses over the same period in 2007 was primarily the result of the following:

•

$125,000 of increased production costs largely related to increased fuel, power and purification costs;

•

$59,000 of increased transmission and distribution costs relating to repair or replacement of gates, mains, meters and hydrants, supplies, fuel and labor costs;

•

$30,000 of increased customer accounting and collection expense primarily attributable to increased reserves for bad debts of $18,000 in our core Pennichuck Water system and increased customer collection costs of $8,000, also in our core Pennichuck Water system;

•

$38,000 of increased general and administrative costs primarily relating to costs for employee benefits, property and casualty insurance and administrative salaries;

•

Increased depreciation and amortization of $146,000 principally due to increased depreciation attributable to completed portions of the water treatment plant upgrade; and

•

Increased taxes other than on income of $225,000, principally related to property taxes for our core Pennichuck Water system.

Our utilities expect to periodically seek rate relief, as necessary, to recover increasing costs as they occur in the future.

For the three months ended June 30, 2008, 85%, 20% and (5)% of the combined utilities’ operating income was provided by Pennichuck Water, Pennichuck East and Pittsfield, respectively, compared to 107%, (2)% and (5)% for the three months ended June 30, 2007, respectively.

On May 2, 2008, Pittsfield submitted a rate case filing with the NHPUC requesting an overall increase in rates that would result in an annualized increase in revenues of approximately $1.2 million.  As a part of such filing, Pittsfield requested a temporary increase for service rendered on and after June 1, 2008 that would result in an annualized increase in revenues of approximately $718,000.

The rate filing seeks primarily to recover increases in certain operating expenses since 2002 (2002 was the test year for purposes of its most recent rate increase awarded in 2003) as well as to obtain recovery of and a return on several million dollars of capital expenditures incurred for the rehabilitation and upgrade of systems acquired in mid-2006.

Water Management Services.  The following table provides a breakdown of revenues from our non-regulated water management services operations for the three months ended June 30, 2008 and 2007.

	Three Months Ended June 30,
	2008	2007	Change
	(000’s)
Municipal contracts	$450	$390	$60
Community system contracts	73	86	(13)
WaterTight program	58	69	(11)
Miscellaneous	76	53	23
Total	$657	$598	$59

The combined base fees under Service Corporation’s municipal contracts represent $290,000 and $276,000 for the three months ended June 30, 2008 and 2007, respectively, with the balance of $160,000 and $114,000 representing fees earned for services performed in addition to the base scope of services for 2008 and 2007, respectively.  Of the net increase of $60,000 in total municipal contract revenue, $46,000 is attributable to an increase in revenue from services that were performed in addition to the base scope.

For the three months ended June 30, 2008, total operating expenses associated with our water management services increased $56,000 from 2007.  These costs are comprised primarily of direct costs for servicing our various operating contracts as well as allocated intercompany charges for general and administrative support for contract operations.  Total operating costs increased due to the combined effects of a $45,000 increase in maintenance expenses and a $15,000 increase in bad debt expense.

Real Estate Operations.  In the table below, we show the major components of Southwood’s revenues during 2008 and 2007.

	Three Months Ended June 30,
	2008	2007	Change
	(000’s)
Operating revenue:
Lease income - tower rental	$—	$—	$—
Parking lot income	—	—	—
Total operating revenues	—	—	—

Other loss, net:
Loss from unconsolidated equity investments	(3)	(42)	39
Other loss, net	(3)	(42)	39

Totals	$(3)	$(42)	$39

As of June 30, 2008 and 2007, Southwood held a 50% ownership interest in four joint ventures organized as limited liability companies.  The remaining ownership interest in each joint venture was then primarily held by Stabile.

Southwood uses the equity method of accounting for its investments in the joint ventures.  Consequently, Southwood’s investment is adjusted for its share of earnings or losses and for any distributions received from the joint venture.  Southwood’s share of pre-tax earnings (loss) is included under “Net (loss) earnings from investments accounted for under the equity method” in the accompanying condensed consolidated statements of income and comprehensive income.

For the three months ended June 30, 2008, Southwood’s share of pre-tax loss from these joint ventures was approximately $3,000, compared to pre-tax loss of $42,000 for the second quarter of 2007.  The decrease in the joint ventures pre-tax loss resulted from the January 2008 sale of three of the four HECOP Joint Ventures, which had incurred losses in 2007.

The real estate assets sold in January 2008 by three of the four joint ventures comprised substantially all of the assets of those three joint ventures.  The fourth joint venture currently owns undeveloped land and generates no revenue.  Therefore, future equity method earnings or losses resulting from the joint ventures are expected to be insignificant.

Expenses associated with our real estate operations were $6,000 and $69,000 for the three months ended June 30, 2008 and 2007, respectively.  The decrease of $63,000 was attributable to the sale of the Joint Venture assets, which led to a decrease in salaries and benefits of approximately $32,000, a decrease in the intercompany management fee of $24,000 and a decrease in general and administrative expenses of $7,000.

Eminent Domain Expenses, Net.  Our eminent domain expenses were $4,000 for the three months ended June 30, 2008 as compared to $98,000 for the three months ended June 30, 2007.  The 2007 eminent domain expenses were primarily attributable to expenses incurred in preparing for the merits hearing, and to a lesser extent, expenses related to settlement discussions.

Other Income, Net.  Other Income for the three months ended June 30, 2008 was $54,000 as compared to other income of $1.1 million for the three months ended June 30, 2007.  Included in Other income in 2007 is a gain on the sale of seven cell tower leases in June 2007 in the amount of $1.1 million.  Other income from the sale of the cell tower leases is a non-recurring item.

Interest Income.  For the three months ended June 30, 2008 and 2007, we recorded interest income of approximately $52,000 and $4,000, respectively.  The increase of $48,000 is primarily attributable to higher cash and short-term investment balances resulting from the issuance of $15 million of tax-exempt bonds in October 2007.

Interest Expense.  For the three months ended June 30, 2008, our interest expense was approximately $927,000, compared to $679,000 in 2007.  The increase of $248,000 is primarily attributable to the issuance of $15.0 million principal amount of tax-exempt bonds in October 2007 and the issuance of $7.5 million and $12.5 million of series BC-3 and BC-4 bonds, respectively, in May 2008.  Interest expense in both periods primarily represents interest on long-term indebtedness of our Company’s three regulated water utilities.

Provision for Income Taxes.  For the three months ended June 30, 2008 and 2007, we recorded an income tax provision of $520,000 and $884,000, respectively.  The effective income tax rate for the respective periods is 39.6%.  The State of New Hampshire income tax liability on income attributable to the Company’s four joint ventures is imposed at the LLC level, and not at the Pennichuck Corporation level (in contrast to federal income taxes).  Therefore, State of New Hampshire income taxes for the Joint Ventures are included in “Net (loss) earnings from investments accounted for under the equity method” in the accompanying condensed consolidated statements of income and comprehensive income.

Results of Operations - Six Months Ended June 30, 2008

Compared to Six Months Ended June 30, 2007

Overview.  For the six months ended June 30, 2008, our consolidated net income was $3.3 million, compared to net income of $1.5 million for the six months ended June 30, 2007.  On a per share basis, fully diluted income per share for the six months ended June 30, 2008 was $0.77 as compared to $0.35 per share for the six months ended June 30, 2007.  The factors that affected current year net income, relative to prior year net income, include the following:

•

An after-tax gain of approximately $2.3 million ($3.4 million before federal income tax) from the sale of land and three commercial office buildings by three of our four HECOP joint ventures;

•

An increase in regulated water utility operating income of $392,000;

•

Increased interest income of $95,000;

•

An decrease in Southwood operating loss of $88,000;

•

A increase in Service Corporation’s operating income of $84,000;

•

An increase in AFUDC in the amount of $63,000; and

•

A reduction in eminent domain-related costs of $53,000.  Such prior year costs were net of a $250,000 cash payment from the City of Nashua;

•

An increase in interest expense of $455,000 due to increased long-term borrowings.

•

An increase in the income tax provision of $841,000;

Prior year “Other income, net” includes a non-operating gain of $1.2 million (pre-tax) from the sale of eight cell tower leases.

Our consolidated revenues for the six months ended June 30, 2008 were $14.7 million, compared to $13.1 million for the six months ended June 30, 2007.  The increase in our combined revenues was primarily attributable to rate relief granted to Pennichuck Water and Pennichuck East, and to 1.5% combined water utility customer growth.

Water Utility Operations.  Our water utility operations include the activities of Pennichuck Water, Pennichuck East and Pittsfield, each of which is regulated by the NHPUC.  On a combined basis, net income of our three utilities for the six months ended June 30, 2008 was $969,000, a decrease of $634,000 from 2007.  Water utility operating revenues increased by $1.5 million as a result of rate increases and customer growth.  The combined utility customer base during the six months ended June 30, 2008 increased 1.5%, resulting in a total combined customer base of approximately 33,100 as of June 30, 2008.  For the six months ended June 30, 2008, approximately 21% of  our water utility operating revenues were derived from commercial and industrial customers, approximately 65% from residential customers, with the balance being derived from fire protection and other billings to municipalities, principally the City of Nashua and the towns of Amherst, Merrimack and Milford, New Hampshire.

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

Our utility operating revenues increased to approximately $13.4 million in 2008, or 12.7% from 2007, as shown in the following table.

	Six Months Ended June 30,
	2008		2007		Change
	(000’s)
Pennichuck Water	$10,479	78%	$9,674	81%	$805
Pennichuck East	2,558	19%	1,854	16%	704
Pittsfield	389	3%	385	3%	4
Total	$13,426	100%	$11,913	100%	$1,513

The increase in revenues was partially offset by the increase in operating expenses.

For the six months ended June 30, 2008, utility operating expenses increased by approximately $1.1 million, or approximately 12.0%, to approximately $10.5 million as shown in the table below.

	Six Months Ended June 30,
	2008	2007	Change
	(000’s)
Operations & maintenance	$7,017	$6,456	$561
Depreciation & amortization	1,968	1,691	277
Taxes other than income taxes	1,489	1,206	283
Total	$10,474	$9,353	$1,121

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

The change in our utilities’ operating expenses over the same period in 2007 was primarily the result of the following:

•

$285,000 of increased production costs largely related to increased fuel, power and purification costs;

•

$33,000 of increased transmission and distribution costs relating to repair or replacement of gates, mains, meters and hydrants, supplies, fuel and labor costs;

•

$33,000 of increased customer accounting and collection expense primarily attributable to increased reserves for bad debts of $23,000 in our core Pennichuck Water system and increased billing and accounting costs of $9,000, also in our core Pennichuck Water system;

•

$209,000 of increased general and administrative costs primarily relating to costs for employee benefits, property and casualty insurance and administrative salaries;

•

Increased depreciation and amortization of $277,000 principally due to increased depreciation attributable to completed portions of the water treatment plant upgrade; and

•

Increased taxes other than on income of $283,000, principally related to property taxes for our core Pennichuck Water system.

Our utilities expect to periodically seek rate relief, as necessary, to recover increasing costs as they occur.

For the six months ended June 30, 2008, 84%, 22% and (6)% of the combined utilities’ operating income was provided by Pennichuck Water, Pennichuck East and Pittsfield, respectively, compared to 109%, (1)% and (8)% for the six months ended June 30, 2007, respectively.

On May 2, 2008, Pittsfield submitted a rate case filing with the NHPUC requesting an overall increase in rates that would result in an annualized increase in revenues of approximately $1.2 million.  As a part of such filing, Pittsfield requested a temporary increase for service rendered on and after June 1, 2008 that would result in an annualized increase in revenues of approximately $718,000.

The rate filing seeks primarily to recover increases in certain operating expenses since 2002 (2002 was the test year for purposes of its most recent rate increase awarded in 2003) as well as to obtain recovery of and a return on several million dollars of capital expenditures incurred for the rehabilitation and upgrade of systems acquired in mid-2006.

Water Management Services.  The following table provides a breakdown of revenues from our non-regulated water management services operations for the six months ended June 30, 2008 and 2007.

	Six Months Ended June 30,
	2008	2007	Change
	(000’s)
Municipal contracts	$813	$784	$29
Community system contracts	160	172	(12)
WaterTight program	139	141	(2)
Miscellaneous	138	101	37
Total	$1,250	$1,198	$52

The combined base fees under Service Corporation’s municipal contracts represent $575,000 and $552,000 for the six months ended June 30, 2008 and 2007, respectively, with the balance of $238,000 and $232,000 representing fees earned for services performed in addition to the base scope of services for 2008 and 2007, respectively.

Miscellaneous income increased by $37,000 partly attributable to an increase in backflow sales in the amount of $23,000.

For the six months ended June 30, 2008, total operating expenses associated with our water management services decreased $32,000 from 2007.  These costs are comprised primarily of direct costs for servicing our various operating contracts as well as allocated intercompany charges for general and administrative support for contract operations.  Total operating costs decreased due to the combined effects of a decrease of $37,000 in intercompany charges, the net recovery of previously written off accounts receivable of $16,000, and a decrease in the actual level of professional, marketing and general and administrative expenses of $41,000.  The resultant decrease was partially offset by a $61,000 increase in maintenance expenses.

Real Estate Operations.  In the table below, we show the major components of Southwood’s revenues during 2008 and 2007.

	Six Months Ended June 30,
	2008	2007	Change
	(000’s)
Operating revenue:
Lease income - tower rental	$—	$4	$(4)
Parking lot income	2	—	2
Total operating revenues	2	4	(2)

Other income (loss), net:
Income (loss) from unconsolidated equity investments	3,453	(58)	3,511
Other income (loss), net	3,453	(58)	3,511

Totals	$3,455	$(54)	$3,509

As of June 30, 2008 and 2007, Southwood held a 50% ownership interest in four joint ventures organized as limited liability companies.  The remaining ownership interest in each joint venture was then primarily held by Stabile.

Southwood uses the equity method of accounting for its investments in the joint ventures.  Consequently, Southwood’s investment is adjusted for its share of earnings or losses and for any distributions received from the joint venture.  Southwood’s share of pre-tax earnings (loss) is included under “Net (loss) earnings from investments accounted for under the equity method” in the accompanying condensed consolidated statements of income and comprehensive income.

For the six months ended June 30, 2008, Southwood’s share of pre-tax earnings from these joint ventures was approximately $3.5 million, compared to pre-tax loss of $58,000 for the six months ended June 30, 2007.  The increase in the joint ventures pre-tax earnings resulted primarily from an approximately $3.4 million gain (before federal income tax) from the January 2008 sale of land and three commercial office buildings that were owned by three of the four joint ventures.

The State of New Hampshire income tax liability on income attributable to the Company’s four joint ventures is imposed at the LLC level, and not at the Pennichuck Corporation level (in contrast to federal income taxes).  Therefore, State of New Hampshire income taxes in the amount of approximately $201,000 were reflected under “Net (loss) earnings from investments accounted for under the equity method” in the accompanying condensed consolidated statements of income and comprehensive income.

The real estate assets sold by three of the four joint ventures comprised substantially all of the assets of those three joint ventures.  The fourth joint venture currently owns undeveloped land and generates no revenue.  Therefore, future equity method earnings or losses resulting from the joint ventures are expected to be insignificant.

Expenses associated with our real estate operations were $29,000 and $119,000 for the six months ended June 30, 2008 and 2007, respectively.  The decrease of $90,000 was attributable to a decrease in salaries and benefits of approximately $50,000, a decrease in the intercompany management fee of $27,000 and a decrease in general and administrative expenses of $13,000.

Eminent Domain Expenses, Net.  Our eminent domain expenses were $16,000 for the six months ended June 30, 2008 as compared to $69,000 for the six months ended June 30, 2007.  The amount for the six months ended June 30, 2007 is net of a $250,000 cash payment received from the City of Nashua pursuant to an agreement with the City to suspend the eminent domain hearings as more fully discussed in Note 9 to the consolidated financial statements in our 2007 Annual Report on Form 10-K and Item 2 and Note 4 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.  The 2007 eminent domain expenses were primarily attributable to expenses incurred in conducting the merits hearing, and to a lesser extent, expenses related to settlement discussions.

Other Income, Net.  Other income for the six months ended June 30, 2008 was $53,000 as compared to other income of $1.3 million for the six months ended June 30, 2007.  Included in other income in 2007 is a gain on the sale of eight cell tower leases in the amount of $1.2 million.  Other income from the sale of the cell tower lease is a non-recurring item.

Allowance for Funds Used During Construction (“AFUDC”).  For the six months ended June 30, 2008 and 2007, we recorded AFUDC of approximately $240,000 and $177,000, respectively.  The $63,000 increase is largely attributable to higher amounts of construction work in progress related to the final major phase of Pennichuck Water’s upgrade to its water treatment plant.

Interest Income.  For the six months ended June 30, 2008 and 2007, we recorded interest income of approximately $133,000 and $38,000, respectively.  The increase of $95,000 is primarily attributable to higher cash and short-term investment balances resulting from the issuance of $15 million of tax-exempt bonds in October 2007.

Interest Expense.  For the six months ended June 30, 2008, our interest expense was approximately $1.8 million, compared to $1.3 million in 2007.  The increase of $455,000 is primarily attributable to the issuance of $15.0 million principal amount of tax-exempt bonds in October 2007 and the issuance of $7.5 million and $12.5 million of series BC-3 and BC-4 bonds, respectively, in May 2008.  Interest expense in both periods primarily represents interest on long-term indebtedness of our Company’s three regulated water utilities.

Provision for Income Taxes.  For the six months ended June 30, 2008 and 2007, we recorded an income tax provision of $1.8 million and $991,000, respectively.  The increase is primarily due to federal income taxes resulting from the gain on the sale of real estate by the HECOP I, II, and III joint ventures.  The effective income tax rate for the respective periods is 35.8% and 39.6%.

The State of New Hampshire income tax liability on income attributable to the Company’s four joint ventures is imposed at the LLC level, and not at the Pennichuck Corporation level (in contrast to federal income taxes).  Therefore, State of New Hampshire income taxes were appropriately reflected under “Net (loss) earnings from investments accounted for under the equity method” in the accompanying condensed consolidated statements of income and comprehensive income.

The lower effective income tax rate for the six months ended June 30, 2008 as compared to June 30, 2007 reflects the impact of the State of New Hampshire income tax on the joint ventures in the amount of approximately $201,000, being included under “Net (loss) earnings from investments accounted for under the equity method” rather than in the provision for income taxes in the accompanying condensed consolidated statements of income and comprehensive income.

The effective income tax rate for the six months ended June 30, 2008, inclusive of the $201,000 state tax liability included under “Net (loss) earnings from investments accounted for under the equity method”, would have been 38.3%.  The effective income tax rate for the six months ended June 30, 2008, exclusive of joint venture activity, would have been 39.6%.

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

2008 to 2010 Capital Expenditures Program.  We expect our capital expenditures to remain at greater than historical levels during 2008 and thereafter return to lower levels in 2009 and 2010, as more fully discussed elsewhere in this Quarterly Report on Form 10-Q.  See “Risk Factors” and “Our Business.”  The following table summarizes our expected capital expenditures and other funds requirements for the 2008 to 2010 period.

	2008	2009	2010
	(000’s)
Utility – water treatment plant upgrade	$6,733	$770	$160
Utility – other plant additions	11,168	5,675	5,560
Other	616	950	950
Total	$18,517	$7,395	$6,670

	2005	2006	2007
	(000’s)
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

The Company is evaluating the possible impact of the recently issued eminent domain ruling on its planned 2008 and 2009 capital expenditures within Pennichuck Water Works.  The Company is considering the deferral of up to $3.8 million of 2008 planned capital expenditures pending the resolution of the ruling.  The proposed project deferrals are those that can be made without compromising the Company’s operations or ability to deliver safe drinking water and include such things as water main and booster station replacement projects.  The Company will evaluate its future capital improvements as resolution of the eminent domain matter is pursued.

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

Our timing and mix of future debt and equity financings is subject to a number of factors including, but not limited to (i) debt and equity market conditions; (ii) the need to maintain a balanced capital structure in order to preserve financial flexibility and to manage the overall cost of capital;  (iii) certain debt issuance covenants as contained in our outstanding loan agreements; and (iv) the status of the eminent domain proceedings by Nashua.

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

On October 20, 2005, Pennichuck Water arranged for the issuance of an aggregate $49,485,000 of long-term tax-exempt bonds through the Business Finance Authority (the “Authority”) of the State of New Hampshire, consisting of three separate series of bonds (A through C) with a maturity date of October 1, 2035.  On the date of issuance of the bonds, Pennichuck Water borrowed the proceeds of the Series A bonds (totaling $12,125,000) to finance upgrades to its water facilities.  The proceeds of the Series B and the Series C bonds totaling $17,865,000 and $19,495,000, respectively, were deposited into an escrow account maintained by The Bank of New York Trust Company, N.A., as escrow agent, on the date of issuance.  Upon request by Pennichuck Water on October 2, 2006, October 1, 2007 and May 1, 2008, $26 million of the proceeds of the Series B bonds or the Series C bonds, as applicable, were loaned to Pennichuck Water to finance the project.  The remaining $11.36 million held in such escrow account is for the sole benefit of the bondholders with no recourse to us until loaned to Pennichuck Water and hence we have not recorded the associated debt as a long-term liability.  We expect to draw these funds as we incur capital expenditures for various water facilities projects, primarily the water treatment plant upgrade project and we will then record the associated debt as a long-term liability.

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

On May 1, 2008, Pennichuck Water remarketed its outstanding $15,000,000 Series BC-1 Bonds and also borrowed $5,000,000 of the proceeds of the Series BC-2 Bonds through a combination of $7,500,000 of 5.0% fixed rate bonds subject to mandatory tender on April 1, 2018 (the “Series BC-3 Bonds”) and $12,500,000 of 5.375% fixed rate bonds to final maturity on October 1, 2035 (the “Series BC-4 Bonds”).  The remaining $11,360,000 of the proceeds of the Series BC-2 Bonds was re-deposited into the escrow account as described above until October 1, 2008.

 On October 1, 2008, Pennichuck Water currently expects to remarket its $6,000,000 Series B-1 Bonds, which are subject to mandatory tender on such date (as more fully discussed above), for a new fixed rate term period and also to remarket and re-deposit the remaining $11,360,000 of the proceeds of the Series BC-2 Bonds into the escrow account described above for a 6- or 12-month period.

As more fully discussed in Note 4 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, the NHPUC has ruled that the City may take the assets of Pennichuck Water by eminent domain, although the ruling is subject to rehearing by the NHPUC and possible appeal to the New Hampshire Supreme Court.   There is no statutory timetable governing such rehearing and/or appeal.  Further, if the City’s right to take the utility assets is ultimately upheld, its aldermanic board would then still have to decide whether or not to proceed with the taking, assuming Nashua is able to finance the purchase.  During this time period, we may find that we are unable to, or elect not to, issue or remarket such debt securities or we may find that the cost that we incur in connection with the issuance or remarketing of such debt increases materially.

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

In addition to obtaining authorization for the tax-exempt bond financing program as described above, we have applied and will continue to apply for long-term debt funds directly from the State of New Hampshire under the State’s Revolving Fund (“SRF”) loan program.  SRF loans carry long-term fixed costs at interest rates set with reference to various Municipal Bond Indices, which rates have historically been at or below the rates for comparable U.S. Treasury securities of like maturity.  As of June 30, 2008, we had seven outstanding SRF loans with actual draw downs aggregating approximately $4.9 million.  We completed documentation for our eighth SRF loan with a requested commitment of up to $595,000 to fund a portion of certain Pennichuck East capital improvements.  The document closing is anticipated shortly and we expect to commence draw downs of funds on this SRF loan in the third quarter of 2008.

Significant Financial Covenants

Our $16.0 million revolving credit loan agreement with Bank of America matures on June 30, 2011.  This agreement contains three financial maintenance tests which must be met on a quarterly basis.  These maintenance tests, as proposed to be amended, are as follows:

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

Certain covenants in Pennichuck Water’s and Pennichuck East’s loan agreements as well as our Bank of America revolving credit loan agreement effectively restrict our ability to upstream common dividends from Pennichuck Water and Pennichuck East as well as limit our ability to pay common dividends to our shareholders.  Several of Pennichuck Water’s loan agreements contain a covenant that requires Pennichuck Water to maintain a minimum net worth of $4.5 million.  At June 30, 2008, Pennichuck Water’s net worth was $42.0 million.  One of

Pennichuck East’s loan agreements contains a covenant that requires Pennichuck East to maintain a minimum net worth of $1.5 million.  At June 30, 2008, Pennichuck East’s net worth was $6.3 million.

As of June 30, 2008, we were in compliance with all of our financial covenants.  Our ability to incur significant additional long-term debt and to continue to satisfy these tests depends, among other factors, on receipt of timely and adequate rate relief.

Quarterly Dividends

One of our primary uses of funds is dividends on our common stock, payable as and when declared by our Board of Directors.  We have paid dividends on our common stock each year since 1856.  On August 7, 2008, the Board of Directors declared a third quarter common stock dividend of $0.165 per share payable September 1, 2008 to shareholders of record August 15, 2008.  The third quarter dividend amount results in an indicated annual rate of $0.66 per share.  We expect to continue to pay comparable cash dividends in the future, subject to the terms of our debt agreements, as more fully discussed elsewhere in this Quarterly Report on Form 10-Q.

Off Balance Sheet Arrangements

In October 2005, as discussed above, we completed a tax-exempt debt financing with the Business Finance Authority (the “Authority”) of the State of New Hampshire.  The Authority acts solely as a passive conduit to the tax-exempt bond markets with us acting as the obligor for the associated tax-exempt debt.  At June 30, 2008, we had borrowed $38.1 million representing a portion of the $49.5 million offering conducted in October 2005.  The remaining $11.4 million was placed in an escrow account maintained by The Bank of New York Trust Company, N.A., as escrow agent, for the sole benefit of bondholders with no recourse to us and hence we have not recorded the associated debt as a long-term liability.  We expect to draw these funds as we incur capital expenditures for various water facilities projects, primarily the water treatment plant upgrade project, and record the associated debt as a long-term liability in October 2008 and/or in early 2009.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to financial market risk results primarily from fluctuations in interest rates.  We have a $4.5 million variable interest rate term loan with Bank of America.  This term loan, which is fully drawn, is scheduled to mature on December 31, 2009.  In April 2005, we entered into an interest rate swap agreement with Bank of America with a notional amount and maturity date exactly matching the term loan as described above.  The purpose of the swap agreement is to mitigate interest rate risks associated with our term loan.  The swap agreement provides for the exchange of fixed interest rate payments (to be paid by us to Bank of America) for floating interest rate payments (to be paid by Bank of America to us).  The term loan bears interest at rates ranging from LIBOR plus 1.0% to LIBOR plus 1.5% based on certain financial ratios.  The applicable margin at June 30, 2008 was 1.00%, resulting in an interest rate at June 30, 2008 of 3.60%.  We have designated the swap agreement as a cash flow hedge against the variable future cash flows associated with the interest payments due on the term loan.  The combined effect of our LIBOR-based borrowing cost pursuant to the term loan and net payments pursuant to our swap agreement produces an “all-in fixed borrowing cost” equal to 5.75%.

We are also exposed to changes in interest rates from our $16 million revolving credit facility with Bank of America which contains variable interest rates.  We are permitted to borrow, repay and re-borrow, in varying amounts and from time to time at our discretion under the revolving credit loan agreement through 2011.  Effective June 19, 2008, borrowings bear interest at rates ranging from LIBOR plus 1.20% to LIBOR plus 1.70% based on certain financial ratios.  The applicable margin at June 30, 2008 was 1.2%.  We had no borrowings under the revolving credit facility at June 30, 2008 nor do we expect to borrow under such facility for the remainder of 2008.

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

PART II.  OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

There were no material changes in legal proceedings during the three months ended June 30, 2008.

ITEM 1A.

RISK FACTORS

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as supplemented by our Item 1A Risk Factors disclosure in our quarterly report on Form 10-Q for the period ended March 31, 2008.  The Risk Factors presented below should be read in conjunction with the risk factors and information disclosed in our 2007 Form 10-K and our Form 10-Q for the period ended March 31, 2008.  See discussion under “City of Nashua’s Ongoing Eminent Domain Proceeding” included in Item 2 of this Quarterly Report on Form 10-Q.

The City of Nashua’s use of the power of eminent domain to acquire a significant portion of our water utility assets creates uncertainty and may result in material, adverse consequences for us and our shareholders.

We are involved in ongoing proceedings with the City of Nashua (the “City”) regarding the City’s desire to acquire all or a significant portion of the water utility assets of Pennichuck Water, our principal subsidiary.  The City is pursuing such acquisition pursuant to its power of eminent domain under New Hampshire law.  On July 25, 2008, the NHPUC issued an order ruling that the taking of the assets of Pennichuck Water is in the public interest provided certain conditions are met, and that the price to be paid to Pennichuck Water for such assets is $203 million as of December 31, 2008.  The conditions include a requirement that Nashua place an additional $40 million into a mitigation fund to protect the interests of the customers of Pennichuck East and Pittsfield.  Another condition is that the City submit to the NHPUC, for its advance approval, the final operating contracts between the City and its planned contractors. The remaining conditions cover various aspects of the operation and oversight of the water system under City ownership.  A taking of assets by eminent domain as per the NHPUC order would result in a significant taxable gain and related tax liability based on the difference between the price paid to Pennichuck Water for the assets taken and Pennichuck Water’s underlying undepreciated tax basis in such assets.  The tax liability would be due currently unless the proceeds of the taking were reinvested in other water utility assets in accordance with certain provisions of the Internal Revenue Code. See note 4 for a further discussion.

Under New Hampshire law, all parties to the proceeding and any person directly affected by the  order have 30 days to seek reconsideration or a rehearing before the NHPUC.  The NHPUC's ruling on any request for reconsideration or a rehearing may be appealed to the New Hampshire Supreme Court.  The Company estimates a full rehearing and appeal process is likely to take a year or more.  If the City ultimately is successful in obtaining a final determination that it can take some or all of Pennichuck Water’s assets, the City is not required under NHRSA Ch. 38 to complete the taking and could choose not to proceed with the purchase of the assets.

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

We have vigorously opposed the City’s efforts to acquire our assets by eminent domain and intend to continue to do so.  While we have publicly stated our willingness to consider any future comprehensive settlement proposals the City may wish to make, to our knowledge none are currently pending.  Our eminent domain-related expenses have been significant until recently and these expenses will now likely increase substantially as a result of the NHPUC’s recent ruling. For 2007, these expenses were approximately $0.9 million, versus $2.4 million in each of years 2006 and 2005.

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

Given the highly uncertain outcome of this proceeding, we may find that we are unable to, or elect not to, issue or remarket certain debt securities pending the definitive ruling on the City’s petition or we may find that the cost that we incur in connection with the issuance or remarketing of such debt increases materially.  If we are unable to, or elect not to, issue or remarket such debt, we would expect to rely primarily on our available cash and short-term investment balances and, thereafter, on our bank revolving credit facility to finance our capital projects.  Our borrowing cost under that credit facility would likely be materially higher than tax-exempt bond financing costs.  Borrowings under the credit facility would also reduce our liquidity to meet other obligations.  For additional information, see Item 7 of the 2007 Annual Report on Form 10-K (“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”).

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

Pennichuck Water expects to remarket and re-escrow the $11.4 million Series BC-2 Bonds and to remarket the $6 million Series B-1 Bonds on October 1, 2008.  As both series of bonds are insured by AMBAC, the interest rate resulting from such borrowing and remarketing may depend, in part, upon the status of AMBAC's credit ratings as well as general receptivity of the tax-exempt bond market to AMBAC bond insurance at such time.

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

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

On August 7, 2008, we issued a press release announcing our financial results for the three and six months ended June 30, 2008.  A copy of the press release is attached as Exhibit 99.1 to this Quarterly Report on Form 10-Q.  The information contained in Exhibit 99.1 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing with the Securities and Exchange Commission under the Exchange Act of 1934 or the Securities Act of 1933, except as expressly set forth by specific reference in such a filing.

ITEM 6.

EXHIBITS

Exhibit Number	Exhibit Description

4.1	Dividend Reinvestment and Common Stock Purchase Plan, as amended

10.1	Letter Agreement dated as of May 19, 2008 by and between Pennichuck Corporation and Thomas C. Leonard

10.2	Amendment to Lease dated March 17, 2006 by and between Pennichuck Water Works, Inc. and HECOP III, LLC.

10.3	Second Lease Amendment dated May 6, 2008 by and between Pennichuck Water Works, Inc. and Direct Invest – Heron Cove, LLC.

10.4	Amendment Agreement, dated as of June 19, 2008, by and among Pennichuck Corporation, Pennichuck Water Works, Inc. and Bank of America, N.A. (successor by merger to Fleet National Bank)

10.5	Amendment Agreement, dated as of June 19, 2008, by and among Pennichuck Corporation, Pennichuck East Utility, Inc. and Bank of America, N.A. (successor by merger to Fleet National Bank)

10.6	Amended and Restated Summary of Non-Employee Director Compensation

31.1	Certification

31.2	Certification

32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release – “Pennichuck Corporation Announces Second Quarter 2008 Earnings” dated August 7, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Pennichuck Corporation
(Registrant)

Date: August 7, 2008	By:	/s/ Duane C. Montopoli
Duane C. Montopoli
President and Chief Executive Officer

Date: August 7, 2008	By:	/s/ Thomas C. Leonard
Thomas C. Leonard
Senior Vice President, Treasurer and Chief Financial Officer