Form 10-Q
period 2008-09-30
PENNICHUCK CORP
filed 2008-11-06
CIK 788885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, $1 Par Value, 4,250,393 shares outstanding as of November 3, 2008

PENNICHUCK CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
September 30, 2008

- i  -

PART I. FINANCIAL INFORMATION (Unaudited)
ITEM 1. FINANCIAL STATEMENTS
PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(000’s, except share data)

	As of
	September 30,	December 31,
	2008	2007
ASSETS
Property, Plant and Equipment, net	$148,432	$140,326

Current Assets:
Cash and cash equivalents	2,030	963
Investments	6,065	8,072
Accounts receivable, net of allowance of $55 and $104 in 2008 and 2007, respectively	2,928	2,304
Unbilled revenue	2,521	2,358
Materials and supplies	886	1,148
Prepaid expenses and other current assets	747	918

Total Current Assets	15,177	15,763

Other Assets:
Deferred land costs	2,444	2,434
Deferred charges and other assets	9,922	9,531
Investment in real estate partnerships	165	534

Total Other Assets	12,531	12,499

TOTAL ASSETS	$176,140	$168,588

See notes to condensed consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) — CONTINUED
(000’s, except share data)

	As of
	September 30,	December 30,
	2008	2007
SHAREHOLDERS’ EQUITY AND LIABILITIES
Shareholders’ Equity:
Common stock — $1 par value Authorized — 11,500,000 shares in 2008 and 2007 Issued — 4,251,301 and 4,227,037 shares, respectively Outstanding — 4,250,099 and 4,225,835 shares, respectively	$4,251	$4,227
Additional paid in capital	33,043	32,772
Retained earnings	10,859	8,761
Accumulated other comprehensive loss	(57)	(57)
Treasury stock, at cost; 1,202 shares in 2008 and 2007	(138)	(138)

Total Shareholders’ Equity	47,958	45,565

Preferred stock, no par value, 100,000 shares authorized, no shares issued in 2008 and 2007	—	—

Long-term debt, less current portion	63,017	57,997

Current Liabilities:
Line of credit	1,000	—
Current portion of long-term debt	6,713	6,675
Accounts payable	759	1,876
Accrued interest payable	425	614
Other accrued liabilities	2,948	3,770

Total Current Liabilities	11,845	12,935

Deferred Credits and Other Reserves:
Deferred income taxes	14,423	13,070
Other deferred credits and other reserves	7,371	7,501

Total Deferred Credits and Other Reserves	21,794	20,571

Contributions in Aid of Construction	31,526	31,520

TOTAL SHAREHOLDERS’ EQUITY AND LIABILITIES	$176,140	$168,588

See notes to condensed consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (UNAUDITED)
(000’s, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Operating Revenues:
Water utility operations	$7,759	$8,838	$21,185	$20,751
Water management services	675	511	1,925	1,709
Real estate operations	3	8	5	12
Other	3	2	7	6

Total Operating Revenues	8,440	9,359	23,122	22,478

Operating Expenses:
Water utility operations	5,414	5,038	15,888	14,391
Water management services	535	453	1,647	1,597
Real estate operations	15	59	44	178
Other	21	9	36	25

Total Operating Expenses	5,985	5,559	17,615	16,191

Operating Income	2,455	3,800	5,507	6,287
Eminent domain expenses, net	(125)	(625)	(141)	(694)
Net (loss) earnings from investments accounted for under the equity method	(24)	43	3,429	(15)
Other (expense) income, net	(4)	(18)	49	1,255
Allowance for funds used during construction	99	145	339	322
Interest income	49	2	182	40
Interest expense	(934)	(677)	(2,735)	(2,023)

Income Before Provision for Income Taxes	1,516	2,670	6,630	5,172
Provision for Income Taxes	603	1,057	2,435	2,048

Net Income	913	1,613	4,195	3,124
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives	10	(44)	(1)	(30)

Comprehensive Income	$923	$1,569	$4,194	$3,094

Earnings per Common Share:
Basic	$0.21	$0.38	$0.99	$0.74
Diluted	$0.21	$0.38	$0.98	$0.73
Weighted Average Common Shares Outstanding:
Basic	4,243,987	4,222,996	4,236,880	4,220,578
Diluted	4,266,333	4,274,180	4,268,176	4,265,823

Dividends Paid per Common Share	$0.165	$0.165	$0.495	$0.495

See notes to condensed consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(000’s)

	For the Nine Months Ended
	September 30,
	2008	2007
Operating Activities:
Net income	$4,195	$3,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,118	2,848
Amortization of deferred investment tax credits	(25)	(25)
Provision for deferred income taxes	1,353	2,001
Equity component of allowance for funds used during construction	(142)	(153)
Undistributed loss in real estate partnerships	4	15
Stock based compensation expense	56	38
Changes in assets and liabilities	(2,185)	479

Net cash provided by operating activities	6,374	8,327

Investing Activities:
Purchases of property, plant and equipment, including debt component of allowance for funds used during construction	(11,182)	(12,584)
Sales of investment securities	8,200	1
Purchases of investment securities	(6,193)	—
Distributions in excess of earnings in investment in real estate partnerships	365	—
Net change in deferred land costs	(10)	(254)

Net cash used in investing activities	(8,820)	(12,837)

Financing Activities:
Change in line of credit, net	1,000	3,000
Payments on long-term debt	(15,666)	(457)
Contributions in aid of construction	106	449
Proceeds from long-term borrowings	20,711	1,965
Debt issuance costs	(780)	(183)
Proceeds from issuance of common stock and dividend reinvestment plan	239	205
Dividends paid	(2,097)	(2,089)

Net cash provided by financing activities	3,513	2,890

Increase (decrease) in Cash and Cash Equivalents	1,067	(1,620)
Cash and Cash Equivalents, beginning of period	963	2,313

Cash and Cash Equivalents, end of period	$2,030	$693

See notes to condensed consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 —	Description of Business, Non-recurring Items and Summary of Significant Accounting Policies
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
Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The condensed consolidated balance sheet amounts shown under the December 31, 2007 column have been derived from the audited financial statements of our Company as contained in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).
Description of Business:
We are an investor-owned holding company headquartered in Merrimack, New Hampshire. We have five wholly-owned operating subsidiaries: Pennichuck Water, Pennichuck East, and Pittsfield, which are involved in regulated water supply and distribution in Nashua, New Hampshire and towns throughout southern and central New Hampshire; Service Corporation which conducts non-regulated water-related services; and Southwood which conducts real estate operations.
Pennichuck Water, Pennichuck East and Pittsfield (collectively referred to as our “Company’s utility subsidiaries”) are engaged principally in the collection, storage, treatment and distribution of potable water to approximately 33,200 customers in southern and central New Hampshire. Our Company’s utility subsidiaries, which are regulated by the New Hampshire Public Utilities Commission (the “NHPUC”), are subject to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation”. Service Corporation is involved in providing non-regulated water-related services to approximately 19,000 customers, while Southwood owns, manages and commercializes real estate holdings.
Non-recurring Items:
“Net (loss) earnings from investments accounted for under the equity method” for the nine months ended September 30, 2008 includes a non-recurring, non-operating, after-tax gain of approximately $2.3 million ($3.4 million before federal income taxes) from the January 2008 sale of land and three commercial office buildings that were owned by three joint ventures, as more fully described in Note 9 of this Quarterly Report on Form 10-Q.
Netted against “Eminent domain expenses, net” for the nine months ended September 30, 2007 is a $250,000 cash payment received from the City of Nashua (the “City”) in the first quarter pursuant to an agreement with the City to suspend the eminent domain proceedings in order to conduct settlement discussions; such discussions were terminated on July 16, 2007. Included in “Other income, net” for the nine months ended September 30, 2007 is a gain of $1.2 million (pre-tax) resulting from the sale of eight cell tower leases in February and June 2007.

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
(c) Property, Plant and Equipment
The components of property, plant and equipment as of September 30, 2008 and December 31, 2007 were as follows:

	As of
	September 30,	December 31,
	2008	2007
	(000’s)
Utility Property:
Land	$1,828	$1,250
Source of supply	46,811	44,602
Pumping & purification	23,442	17,215
Transmission & distribution, including services, meters and hydrants	97,098	95,258
General and other equipment	8,652	8,203
Intangible plant	719	750
Construction work in progress	6,197	8,272

Total utility property	184,747	175,550
Total non-utility property	101	96

Total property, plant & equipment	184,848	175,646
Less: accumulated depreciation	(36,416)	(35,320)

Property, plant and equipment, net	$148,432	$140,326

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
(g) Supplemental Disclosures on Cash Flow and Non-Cash Items
Supplemental cash flow information for the nine months ended September 30, 2008 and 2007 are as follows:

	For the Nine Months Ended
	September 30,
	2008	2007
	(000’s)
Cash paid during the period for:
Interest	$2,770	$2,195

Income taxes, net of refunds	$1,642	$107

Non-cash items:
Contributions in aid of construction	$380	$1,632

(h) Deferred Charges and Other Assets
Deferred charges include certain regulatory assets and costs of obtaining debt financing. Regulatory assets are amortized over the periods they are recovered through NHPUC-authorized water rates. Sarbanes-Oxley costs relate to first year implementation and compliance with Section 404 of the Sarbanes-Oxley Act of 2002. We have received approval from the NHPUC related to the future recoverability of such costs. Deferred financing costs are amortized over the term of the related bonds and notes. Our Company’s utility subsidiaries have recorded certain regulatory assets in cases where the NHPUC has permitted, or is expected to permit, recovery of these costs over future periods. Currently, the regulatory assets are being amortized over periods ranging from 4 to 25 years. Deferred charges and other assets consist of the following:

	As of
	September 30,	December 31,	Recovery
	2008	2007	Period
	(000’s)
Regulatory assets:
Source development charges	$782	$814	5 - 25
Miscellaneous studies	935	1,060	4 - 25
Sarbanes-Oxley costs	684	830	8
Prepaid pension	2,427	2,406	
Other post-retirement benefits	231	283	
Asset retirement obligations	273	195	‚

Total regulatory assets	5,332	5,588
Franchise fees and other	50	68
Supplemental retirement plan asset	524	471
Deferred financing costs	4,016	3,404

Total deferred charges and other assets	$9,922	$9,531


We expect to recover the deferred pension and other post-retirement amounts consistent with the anticipated expense recognition of the pension and other post-retirement cost in accordance with the Financial Accountings Standard Board Statements (“FASB”) No. 87, “Employers’ Accounting for Pensions” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” respectively.

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
(j) Allowance for Funds Used During Construction
Allowance for funds used during construction (“AFUDC”), recorded in accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” represents the estimated debt and equity costs of capital necessary to finance the construction of new regulated facilities. AFUDC consists of two components, an interest component and an equity component. AFUDC is capitalized as a component of property, plant and equipment and has been reported separately in the condensed consolidated statements of income and comprehensive income. The total amounts of AFUDC recorded for the three and nine months ended September 30, 2008 and 2007 are approximately as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(000’s)
Debt (interest) component	$59	$72	$197	$169
Equity component	40	73	142	153

Total AFUDC	$99	$145	$339	$322

(k) Earnings Per Share
We compute earnings per share in accordance with the provisions of SFAS No. 128, “Earnings per Share”. Basic net income per share is computed using the weighted average number of common shares outstanding for a period. Diluted net income per share is computed using the weighted average number of common and dilutive potential common shares outstanding for the period. For the three and nine months ended September 30, 2008 and 2007, dilutive potential common shares consisted of outstanding stock options.

The dilutive effect of outstanding stock options is computed using the treasury stock method. Calculations of the basic and diluted net income per common share and potential common shares for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(000’s, except per share and share data)
Basic net income per share	$0.21	$0.38	$0.99	$0.74
Dilutive effect of unexercised stock options	—	—	(0.01)	(0.01)

Dilutive net income per share	$0.21	$0.38	$0.98	$0.73

Numerator:
Basic net income	$913	$1,613	$4,195	$3,124

Diluted net income	$913	$1,613	$4,195	$3,124

Denominator:
Basic weighted average common shares outstanding	4,243,987	4,222,996	4,236,880	4,220,578
Dilutive effect of unexercised stock options	22,346	51,184	31,296	45,245

Diluted weighted average common shares outstanding	4,266,333	4,274,180	4,268,176	4,265,823

Note 2 — Post-retirement Benefit Plans
Pension Plan
We have a non-contributory defined benefit pension plan (the “Plan”) that covers substantially all employees. The benefits are formula-based, giving consideration to both past and future service as well as participant compensation levels. Our funding policy is to contribute annual amounts that meet the requirements for funding under Section 404 of the Internal Revenue code. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. During the three months ended September 30, 2008 and 2007, we contributed $387,000 and $177,000, respectively, into the Plan. During the nine months ended September 30, 2008 and 2007, we contributed $680,000 and $378,000, respectively, into the Plan. We anticipate that we will contribute a total of approximately $836,000 into the Plan in 2008. This amount includes approximately $256,000 to reduce the plan’s underfunded status, per current requirements under the Pension Protection Act.

SFAS No. 132R, “Employers’ Disclosures about Pension and Other Postretirement Benefits”, requires disclosure of the net periodic pension and post-retirement benefit cost. Components of net periodic pension benefit cost were as follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(000’s)
Service cost	$129	$114	$372	$342
Interest cost	110	115	317	345
Expected return on plan assets	(105)	(105)	(300)	(315)
Amortization of prior service cost	1	1	1	1
Amortization of transition asset	—	(4)	—	(12)
Amortization of net actuarial loss	27	30	76	91

Net periodic benefit cost	$162	$151	$466	$452

Post-retirement Medical Benefits
We also provide post-retirement medical benefits for eligible retired employees. For retirees who retire prior to normal retirement age, provided they meet certain age and service requirements, our Company pays for part or all of the cost of continued group medical insurance coverage, for the former employee only, from their retirement date until they become eligible for Medicare. For retirees who retire at or after normal retirement age, or upon their becoming eligible for Medicare, provided certain service requirements are met, we pay for part or all of their Medicare supplement insurance coverage (or equivalent to the extent such is available).
Components of net periodic post-retirement benefit costs were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(000’s)
Service cost	$33	$29	$128	$87
Interest cost	26	23	94	70
Expected return on plan assets	(10)	(9)	(30)	(27)
Amortization of prior service cost	7	8	31	25
Amortization of transition asset	—	—	—	—
Amortization of net actuarial loss	—	2	—	4

Net periodic benefit cost	$56	$53	$223	$159

The net periodic pension and other post-retirement benefit costs were estimated based on the latest available participant census data. During the three months ended September 30, 2008 and 2007, we contributed approximately $10,000 and $8,000, respectively, into this program. During the nine months ended September 30, 2008 and 2007, we contributed approximately $27,000 and $27,000, respectively, into this program. We anticipate that we will contribute a total of approximately $36,000 into the program in 2008.

Note 3 — Stock Based Compensation Plans
Stock based compensation is computed under SFAS No. 123R, “Share-Based Payment”. The resulting impact on the condensed consolidated statements of income and comprehensive income for the three-month period ended September 30, 2008 was approximately $20,000, net of income taxes of $13,000 and for the three-month period ended September 30, 2007 was approximately $7,000, net of income taxes of $5,000. The resulting impact on the condensed consolidated statements of income and comprehensive income for the nine-month period ended September 30, 2008 was approximately $34,000, net of income taxes of $22,000 and for the nine-month period ended September 30, 2007 was approximately $23,000, net of income taxes of $15,000.
Our Company has periodically granted its officers and key employees incentive and non-qualified stock options on a discretionary basis pursuant to two stock option plans, the 1995 Stock Option Plan (“1995 Plan”) and the 2000 Stock Option Plan (“2000 Plan”). As of September 30, 2008, no further shares were available for future grant under the 1995 Plan.
The 2000 Plan, as amended, provides for the granting of both incentive stock options and non-qualified stock options to employees at a price per share equivalent to the market value on the date of the grant. Option grants have varying vesting schedules and expire ten years from the date of grant. Initially, the number of shares of common stock subject to issuance under the 2000 Plan was 150,000 (266,667 shares after the four-for-three stock splits in December 2001 and June 2005). On May 3, 2007, our shareholders approved an amendment to and restatement of the 2000 Plan which increased the number of shares of our common stock reserved for issuance under the 2000 Plan from 266,667 to 500,000. Awards may be granted under the amended and restated 2000 Plan until March 9, 2017. As of September 30, 2008, there were 221,030 shares available for future grant under the 2000 Plan. We issued 34,200 options during the three and nine months ended September 30, 2008.
On May 5, 2008, our shareholders approved an amendment to and restatement of the 2000 Plan to allow for grants of stock options to directors of our Company.
Note 4 — Commitments and Contingencies
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
The eminent domain merits hearing before the NHPUC began on January 10, 2007 but was subsequently suspended through July 16, 2007 by agreement of the parties (“Stay Agreement”) to allow the City and our Company to engage in settlement discussions. On July 16, 2007, the Stay Agreement expired without the parties having reached a settlement of their eminent domain dispute. The merits hearing resumed on September 4, 2007 and was concluded on September 26, 2007.

On July 25, 2008, the NHPUC issued an order that the taking of the assets of Pennichuck Water is in the public interest provided certain conditions are met, and that the price to be paid to Pennichuck Water for such assets is $203 million as of December 31, 2008. The conditions include a requirement that Nashua place an additional $40 million into a mitigation fund to protect the interests of the customers of Pennichuck East and Pittsfield. Another condition is that the City submit to the NHPUC, for its advance approval, the final operating contracts between the City and its planned contractors. The remaining conditions cover various aspects of the operation and oversight of the water system under City ownership.
A taking of assets by eminent domain as per the NHPUC order would result in a significant taxable gain and related tax liability based on the difference between the price paid to Pennichuck Water for the assets taken and Pennichuck Water’s underlying tax basis in such assets. The tax liability would be due currently unless the proceeds of the taking were reinvested in other water utility assets in accordance with certain provisions of the Internal Revenue Code. A taking by eminent domain could also result in our Company incurring various other costs depending on the final terms of the eminent domain taking and decisions that our Company may make regarding its remaining operations. These costs may include expenditures associated with termination and/or funding of health and retirement plans, certain debt redemption premiums, severance costs and professional fees.
Under New Hampshire law, all parties to the proceeding and persons directly affected by the order have 30 days to seek reconsideration or a rehearing before the NHPUC. Our Company and the City of Nashua were the only parties to submit such motions.
The NHPUC’s ruling on any request for reconsideration or a rehearing may be appealed to the New Hampshire Supreme Court. We cannot predict when the NHPUC will rule on the pending motions from the City and our Company, but we expect that the full rehearing and appeal process is likely to take a year or more. We have publicly stated our willingness to consider any comprehensive settlement proposals the City may wish to make to us but, to our knowledge, none are currently pending. We remain opposed to the City’s proposed eminent domain taking of Pennichuck Water assets.
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
The Town of Bedford voted at its town meeting in March 2005 to take by eminent domain our Company’s assets within Bedford for purposes of establishing a water utility, and by letter dated April 4, 2005 inquired whether our Company, and any relevant wholly owned subsidiary of our Company, is willing to sell its assets to Bedford. Our Company responded by letter dated June 1, 2005, informing the Town that our Company does not wish to sell those assets located in Bedford that are owned by any of its subsidiaries. Our Company has not received a response to its letter, and since the date of the Town’s letter to our Company the Town has not taken any additional steps required under New Hampshire RSA Chapter 38 to pursue eminent domain. During the hearing regarding the proposed eminent domain taking by Nashua, the witness for the Town of Bedford testified that the Town’s interest in a possible taking of assets of our Company related to a situation in which Nashua might acquire less than all of our Company’s assets, leaving the system in Bedford as part of a significantly smaller utility.

Our Company cannot predict the ultimate outcome of these matters. It is possible that, if the acquisition efforts of the City and/or the Towns of Pittsfield or Bedford were ultimately successful, the financial position of our Company would be materially impacted. No adjustments have been recorded in the accompanying condensed consolidated financial statements for these uncertainties.
Guarantee of Subsidiary Indebtedness
Southwood currently holds a 50% interest in four limited liability companies known as HECOP I, II, III and IV, (the “Joint Ventures”). HECOP IV currently owns undeveloped land and generates no revenue. Until January 2008, HECOP I, II and III each owned land and one commercial office building, subject to mortgage notes with a local bank. The mortgage notes, which totaled $10.5 million as of December 31, 2007, are not included in the accompanying condensed consolidated balance sheets as of December 31, 2007. As of September 30, 2008, Southwood was not contingently liable for any mortgage indebtedness as the mortgages were extinguished in January 2008 upon the sale of the underlying properties.
Note 5 — Business Segment Reporting
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
The line titled “Other” relates to parent company activity, including eminent domain expenses. This line, which is not a reportable segment, is shown only to reconcile to the total amounts shown in our condensed consolidated financial statements.

The following table presents information about our three primary business segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(000’s)
Operating revenues:
Water utility operations	$7,759	$8,838	$21,185	$20,751
Water management services	675	511	1,925	1,709
Real estate operations	3	8	5	12
Other	3	2	7	6

Total operating revenues	$8,440	$9,359	$23,122	$22,478

Operating income (loss):
Water utility operations	$2,345	$3,800	$5,297	$6,360
Water management services	140	58	278	112
Real estate operations	(12)	(51)	(39)	(166)
Other	(18)	(7)	(29)	(19)

Total operating income (loss)	$2,455	$3,800	$5,507	$6,287

	As of
	September 30,	December 31,
	2008	2007
	(000’s)
Total assets:
Water utility operations	$166,494	$157,704
Water management services	352	144
Real estate operations	2,460	2,454
Other	6,834	8,286

Total assets	$176,140	$168,588

Note 6 — New Accounting Pronouncements
In February 2007, the FASB released Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company as of January 1, 2008. We have evaluated the impact that the adoption of SFAS No. 159 has on our condensed consolidated financial statements, and have concluded that there is no impact on our condensed consolidated financial statements.
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

FASB statement No. 141 (R) “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will impact our accounting for business combinations completed beginning January 1, 2009.
In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” that permits a one-year deferral in applying the measurement provisions of Statement No. 157 (“SFAS 157”) to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of SFAS 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applied SFAS 157 in interim or annual financial statements prior to the issuance of FSP 157-2. We are currently evaluating the impact, if any, that the adoption of FSP 157-2 will have on our Company’s operating income or net earnings.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We have not determined the effect that the adoption of SFAS 161 will have on our condensed consolidated financial statements.
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
In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition as of and for the periods ended September 30, 2008.

Note 7 — Income Taxes
On January 1, 2007, we adopted the provisions of FIN 48 — “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. FIN 48 clarifies and sets forth consistent rules for accounting for uncertain tax positions in accordance with FAS 109, Accounting for Income Taxes.
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
Our practice is to recognize interest and/or penalties related to income tax matters in other income (expense). We recorded interest and/or penalties during the three and nine months ended September 30, 2008 and 2007 in the amounts of $4,000 and $4,000, respectively.
Note 8 — Fair Value of Financial Instruments
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value and establishes a framework for measuring fair value under GAAP and expands the disclosure requirements for fair value measurements. Certain requirements of SFAS 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have adopted the sections of SFAS 157, which are effective for fiscal years beginning after November 15, 2007. The primary effect of SFAS 157 on our Company was to expand the required disclosures pertaining to methods used to determine fair values.
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

For assets and liabilities measured at fair value on a recurring basis, the fair value measurement by levels within the fair value hierarchy used as of September 30, 2008 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
	(000’s)
Investments	$6,065	$6,065	$—	$—
Interest rate swap	(96)	—	(96)	—

Total	$5,969	$6,065	$(96)	$—

Note 9 — Equity Investments in Unconsolidated Companies
As of September 30, 2008 and December 31, 2007, Southwood held a 50% ownership interest in four limited liability companies known as HECOP I, II, III and IV, (the “Joint Ventures”). All or a majority of the remaining ownership interest in each of the Joint Ventures was held primarily by John P. Stabile II, principal owner of H.J. Stabile & Son, Inc.
Southwood uses the equity method of accounting for its investments in the four Joint Ventures and, accordingly, its investment is adjusted for its share of earnings or losses and for any distributions or dividends received from the Joint Ventures. Southwood’s share of the earnings or losses is included under “Net (loss) earnings from investments accounted for under the equity method” in the accompanying condensed consolidated statements of income. The assets and liabilities of these Joint Ventures are not included in the accompanying condensed consolidated balance sheets.
“Net (loss) earnings from investments accounted for under the equity method” for the nine months ended September 30, 2008 includes a non-recurring, non-operating, after-tax gain of approximately $2.3 million ($3.4 million before federal income taxes) from the January 2008 sale of land and three commercial office buildings that were owned by three of the four Joint Ventures. The land and office buildings sold comprised substantially all of the assets of HECOP I, II, and III.
For the three months ended September 30, 2008 and 2007, Southwood received no cash distributions from the Joint Ventures. For the nine months ended September 30, 2008, Southwood received a distribution of $3.8 million as a result of the sale of the real estate referred to above. There were no cash distributions received from the Joint Ventures during the nine months ended September 30, 2007.
Note 10 — Debt
On May 1, 2008, Pennichuck Water remarketed its outstanding $15 million Series BC-1 Bonds and also borrowed $5 million of the proceeds of the Series BC-2 Bonds through a combination of $7.5 million of 5.0% fixed rate bonds subject to mandatory tender on April 1, 2018 (the “Series BC-3 Bonds”) and $12.5 million of 5.375% fixed rate bonds with a maturity of October 1, 2035 (the “Series BC-4 Bonds”).

Note 11 — Subsequent Events
On October 1, 2008, Pennichuck Water elected to repurchase its $6 million 2005 Series B-1 Revenue Bonds and deposited them as treasury bonds with the escrow agent.
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
We are a holding company whose income is derived from the earnings of our five wholly-owned subsidiaries. We are engaged primarily in the collection, storage, treatment and distribution of potable water for domestic, industrial, commercial and fire protection service in New Hampshire through our three utility subsidiaries: Pennichuck Water, Pennichuck East and Pittsfield. Our water utility revenues constituted 92% of our consolidated revenues for the nine months ended September 30, 2008 and 2007. Pennichuck Water, our principal subsidiary which was established in 1852, accounted for 72% and 74% of our consolidated revenues for the nine months ended September 30, 2008 and 2007, respectively. Pennichuck Water’s franchise area presently includes the City of Nashua, New Hampshire (the “City”) and 10 surrounding municipalities.
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
Southwood is engaged in real estate management and commercialization activities. Historically, most of Southwood’s activities were conducted through real estate joint ventures. During the past 10 years, Southwood has participated in four residential joint ventures with John P. Stabile, II (“Stabile”), a local developer. Southwood’s earnings have from time to time during that period contributed a significant percentage of our consolidated net income, including in the nine months ended September 30, 2008 (i.e., the January 2008 sale of the three commercial office buildings that comprised substantially all of the assets of HECOP I, II, and III as more fully described elsewhere in this Quarterly Report on Form 10-Q). Southwood’s contributions from the sale of real estate have increased the fluctuations in our net income during that period. We expect that Southwood will contribute a smaller proportion of our future revenues and earnings.

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
Forward-looking statements involve risks and uncertainties, and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Such factors include, among other things, whether eminent domain proceedings are ultimately successful against some or all of our water utility assets, the success of applications for rate relief, changes in governmental regulations, changes in the economic and business environment that may impact demand for our water, services and real estate products, changes in capital requirements that may affect our level of capital expenditures, changes in business strategy or plans and fluctuations in weather conditions that impact water consumption. For a complete discussion of our risk factors, see Item 1A, Risk Factors, in our Annual Report on Form 10-K for the period ended December 31, 2007, as supplemented by our Item 1A, Risk Factors, disclosure in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008 and updated in Part II, Item 1A, Risk Factors, included in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
City of Nashua’s Ongoing Eminent Domain Proceeding
The City of Nashua’s then-current Mayor stated his opposition to our proposed merger with Philadelphia Suburban (now Aqua America) almost immediately after we announced the proposed merger in 2002. In January 2003, Nashua residents approved a referendum authorizing the City to pursue the acquisition of our water utility assets. In March 2004, as part of what has become the eminent domain process, the City filed a petition with the NHPUC seeking approval to acquire all of our water utility assets, whether or not related to our Nashua service area. The eminent domain proceeding and potential consequences for us are more fully discussed in our 2007 Annual Report on Form 10-K.
The eminent domain merits hearing before the NHPUC began on January 10, 2007, but was subsequently suspended through July 16, 2007 by agreement of the parties (“Stay Agreement”) to allow the City and Pennichuck to engage in settlement discussions. On July 16, 2007, the Stay Agreement expired without the parties having reached a settlement of their eminent domain dispute. The merits hearing resumed on September 4, 2007 and was concluded on September 26, 2007.
On July 25, 2008, the NHPUC issued an order that the taking of the operating assets of Pennichuck Water is in the public interest provided certain conditions are met, and that the price to be paid to Pennichuck Water for such assets is $203 million as of December 31, 2008. The conditions include a requirement that Nashua place an additional $40 million into a mitigation fund to protect the interests of the customers of Pennichuck East and Pittsfield. Another condition is that the City submit to the NHPUC, for its advance approval, the final operating contracts between the City and its planned contractors. The remaining conditions cover various aspects of the operation and oversight of the water system under City ownership.

Under New Hampshire law, all parties to the proceeding and persons directly affected by the order have 30 days to seek reconsideration or a rehearing before the NHPUC. Our Company and the City of Nashua were the only parties to submit such motions. The NHPUC’s ruling on any request for reconsideration or a rehearing may be appealed to the New Hampshire Supreme Court. We cannot predict when the NHPUC will rule on the pending motions from the City and our Company, but we expect that the full rehearing and appeal process is likely to take a year or more. We have publicly stated our willingness to consider any comprehensive settlement proposals the City may wish to make to us but, to our knowledge, none are currently pending. We remain opposed to the City’s proposed eminent domain taking of Pennichuck Water assets.
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
Revenue Recognition. The revenues of our water utility subsidiaries are based on authorized rates approved by the NHPUC. Estimates of water utility revenues for water delivered to customers but not yet billed are accrued at the end of each accounting period. We read our residential customer meters generally on either a monthly or a quarterly basis and record revenues based on meter reading results. Unbilled revenues from the last meter-reading date to the end of the accounting period are estimated based on historical usage patterns and the effective water rates. The estimate of the unbilled revenue is a management estimate utilizing certain sets of assumptions and conditions. Actual results could differ from those estimates. Accrued unbilled revenues recorded in the accompanying condensed consolidated financial statements as of September 30, 2008 and December 31, 2007 were $2.5 million and $2.4 million, respectively.
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
In determining pension obligation and expense amounts, the factors and assumptions described above may change from period to period, and such changes could result in material changes to recorded pension and PBOP costs and funding requirements. Further, the value of our pension plan assets, which partially consist of equity investments, are subject to fluctuations in market returns which may result in increased or decreased pension expense in future periods. These conditions impacted the funded status of our pension plan at both September 30, 2008 and December 31, 2007, and therefore, may also impact pension expense for the remainder of 2008.
Our pension plan currently meets the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Accordingly, we anticipate that we will contribute approximately $836,000 to the plan during 2008. This contribution includes approximately $256,000 to reduce the plan’s underfunded status, per current requirements under the Pension Protection Act.
Results of Operations — General
In this section, we discuss our results of operations for the three and nine months ended September 30, 2008 and 2007 and the factors affecting them. Our operating activities, as more fully discussed in Note 5 to the notes to condensed consolidated financial statements, are grouped into three primary business segments as follows:
•	Water utility operations;
•	Water management services; and
•	Real estate operations.
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

Results of Operations — Three Months Ended September 30, 2008
Compared to Three Months Ended September 30, 2007
Overview
For the three months ended September 30, 2008, our consolidated net income was $913,000, compared to net income of $1.6 million for the three months ended September 30, 2007. On a per share basis, fully diluted income per share for the three months ended September 30, 2008 was $0.21 as compared to $0.38 per share for the three months ended September 30, 2007. The principal factors that affected current year net income, relative to prior year net income, include the following:
•	A decrease in 2008 regulated water utility revenues of $1.1 million due principally to record rainfall levels in 2008;
•	An increase in 2008 water utility operating expenses of $376,000;
•	A reduction in 2008 eminent domain-related costs of $500,000;
•	An increase in 2008 interest expense of $257,000;
•	An increase in 2008 Service Corporation operating income of $82,000; and
•	A decrease in the 2008 provision for income taxes of $454,000.
Water Utility Operations
Our water utility operations include the activities of Pennichuck Water, Pennichuck East and Pittsfield, each of which is regulated by the NHPUC. On a combined basis, operating income of our three utilities for the three months ended September 30, 2008 was $2.3 million, a decrease of $1.5 million from 2007.
Our utility operating revenues decreased to approximately $7.8 million in 2008, or 12.2% from 2007, as shown in the following table.

	Three Months Ended September 30,
	2008		2007		Change
	(000’s)
Pennichuck Water	$6,177	80%	$6,913	78%	$(736)
Pennichuck East	1,381	18%	1,712	19%	(331)
Pittsfield	201	2%	213	3%	(12)

Total	$7,759	100%	$8,838	100%	$(1,079)

The decrease in our utility operating revenues was primarily attributable to significantly reduced demand for water due to record rainfall in the third quarter of 2008. Recorded rainfall in the third quarter of 2008, as reported to the National Weather Service from our Nashua water treatment plant, set an all time record of 25 inches compared to the prior record of 20 inches in 1991 and the long term average of 10 inches for the same period. In addition, the record rainfall was spread relatively evenly over each of the three months in the third quarter, further impacting customers’ summer irrigation and other outdoor usage.
The combined utility customer base increased 1.2%, resulting in a total combined customer base of approximately 33,200 as of September 30, 2008. For the three months ended September 30, 2008, approximately 20% of our water utility operating revenues were derived from commercial and industrial customers, approximately 68% from residential customers, with the balance being derived from fire protection and other billings to municipalities, principally the City of Nashua and the towns of Amherst, Merrimack and Milford, New Hampshire.

We believe that due to the combined effects of an economic slowdown in the commercial and industrial sectors, changing demographics and conservation measures, water consumption from existing customers has generally been declining. We also believe that further consumption decline may result from increased customer conservation efforts as a result of the following two matters: (1) future rate increases, as discussed elsewhere in this Quarterly Report on Form 10-Q, could lead to decreased consumption, and (2) the implementation of automated meter reading equipment that allows for monthly billing, rather than quarterly billing, may give rise to further water conservation.
For the three months ended September 30, 2008, utility operating expenses increased by approximately $376,000, or approximately 7.5%, to approximately $5.4 million as shown in the table below.

	Three Months Ended September 30,
	2008	2007	Change
	(000’s)
Operations & maintenance	$3,614	$3,631	$(17)
Depreciation & amortization	995	834	161
Taxes other than income taxes	805	573	232

Total	$5,414	$5,038	$376

The operations and maintenance expenses of our water utility business include such categories as:
•	Water supply, treatment, purification and pumping;
•	Transmission and distribution system functions, including repairs and maintenance and meter reading;
•	Engineering, customer service and general and administrative functions; and
•	Real estate taxes.
The change in our utilities’ operating expenses over the same period in 2007 was primarily the result of the following:
•	Increased real estate taxes of $232,000, principally related to capital additions in our core Pennichuck Water system;
•	$194,000 of decreased general and administrative costs primarily relating to a reduction in accrued bonuses resulting from operating performance variations between the comparable periods;
•	Increased depreciation and amortization of $161,000 principally due to increased depreciation attributable to completed portions of the water treatment plant upgrade for Pennichuck Water; and
•	$114,000 of increased transmission and distribution costs relating to repair or replacement of gates, mains, meters and hydrants, supplies, fuel and labor costs.
As a result of the above changes in operating revenue and operating expenses, operating income declined 38.3% for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.
Our utilities periodically seek rate relief, as necessary, to recover costs associated with capital additions as well as increases in operating costs as they occur over time.

On June 23, 2008, Pennichuck Water filed for rate relief with the NHPUC to recover increased operating expenses and to obtain recovery of and a return on capital improvements principally for the ongoing major upgrade to its water treatment plant, the replacement of a 5.5 million gallon water tank, the installation of radio meter reading equipment, and the replacement of aging infrastructure. Pennichuck Water requested an overall increase in rates that, if approved in its entirety, would result in an annual increase in revenues of approximately $5.1 million. Included in the $5.1 million are two proposed step increases that, if approved, would increase annual revenues by approximately $1.9 million. As part of its filing, Pennichuck Water requested a temporary rate increase totaling approximately $2.4 million per annum effective for service rendered from and after July-August 2008.
On May 2, 2008, Pittsfield submitted a rate case filing with the NHPUC requesting an overall increase in rates that would result in an annualized increase in revenues of approximately $1.2 million. The rate filing seeks primarily to recover increases in certain operating expenses since 2002 (2002 was the test year for purposes of its most recent rate increase awarded in 2003) as well as to obtain recovery of and a return on several million dollars of capital expenditures incurred for the rehabilitation and upgrade of systems acquired in mid-2006. As a part of such filing, Pittsfield requested a temporary increase for service rendered on and after June 6, 2008 that would result in an annualized increase in revenues of approximately $718,000.
Water Management Services
The following table provides a breakdown of revenues from our non-regulated water management services operations for the three months ended September 30, 2008 and 2007.

	Three Months Ended September 30,
	2008	2007	Change
	(000’s)
Municipal contracts	$470	$329	$141
Community system contracts	81	90	(9)
WaterTight program	76	68	8
Miscellaneous	48	24	24

Total	$675	$511	$164

The combined base fees under Service Corporation’s municipal contracts were $299,000 and $255,000 for the three months ended September 30, 2008 and 2007, respectively, with the balance of $171,000 and $74,000 representing fees earned for services performed in addition to the base scope of services for 2008 and 2007, respectively. Of the net increase of $141,000 in total municipal contract revenue, $44,000 is attributable to an increase in revenue from services that were performed pursuant to the base scope and $97,000 is attributable to an increase in revenue from services that were performed in addition to the base scope.
Miscellaneous income increased by $24,000 primarily attributable to an increase in contract testing programs in the amount of $23,000.
For the three months ended September 30, 2008, total operating expenses associated with our water management services increased by $82,000 from 2007. These costs are comprised primarily of direct costs for servicing our various operating contracts as well as allocated intercompany charges for general and administrative support for contract operations. Total operating costs increased due to the combined effects of an $87,000 increase in maintenance expenses and a $28,000 increase in intercompany charges partially offset by a $20,000 decrease in bad debt expense and a $12,000 decrease in marketing expenses.

Real Estate Operations
In the table below, we show the major components of Southwood’s revenues during 2008 and 2007.

	Three Months Ended September 30,
	2008	2007	Change
	(000’s)
Operating revenue:
Sale of timber	$3	$—	$3
Parking lot income	—	8	(8)

Total operating revenues	3	8	(5)

Other loss, net:
Loss from unconsolidated equity investments	(24)	43	(67)

Other loss, net	(24)	43	(67)

Totals	$(21)	$51	$(72)

As of September 30, 2008 and 2007, Southwood held approximately 450 acres of undeveloped land in southern New Hampshire, as well as a 50% ownership interest in four joint ventures organized as limited liability companies. The remaining ownership interest in each joint venture was then primarily held by Stabile. The real estate assets sold in January 2008 by three of the four joint ventures comprised substantially all of the assets of those three joint ventures. The fourth joint venture currently owns undeveloped land and generates no revenue. Therefore, future earnings or losses resulting from the joint ventures are expected to be insignificant.
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
Eminent Domain Expenses, Net
Our eminent domain expenses were $125,000 for the three months ended September 30, 2008 as compared to $625,000 for the three months ended September 30, 2007. The 2008 eminent domain expenses were primarily attributable to reviewing and analyzing the NHPUC’s July 25, 2008 eminent domain order and preparing our motion for rehearing that was filed in August 2008. The 2007 eminent domain expenses were primarily attributable to expenses incurred in preparing for and conducting the merits hearing, and to a lesser extent, expenses related to settlement discussions.

Allowance for Funds Used During Construction (“AFUDC”)
For the three months ended September 30, 2008 and 2007, we recorded AFUDC of approximately $99,000 and $145,000, respectively. The $46,000 decrease is largely attributable to lower amounts of construction work in progress as major phases of Pennichuck Water’s upgrade to its water treatment plant have been completed and placed in service throughout 2008.
Interest Income
For the three months ended September 30, 2008 and 2007, we recorded interest income of approximately $49,000 and $2,000, respectively. The increase of $47,000 is primarily attributable to higher cash and short-term investment balances resulting from the issuance of $15 million of tax-exempt bonds in October 2007 and an additional $5 million of tax-exempt bonds in May 2008.
Interest Expense
For the three months ended September 30, 2008, our interest expense was approximately $934,000, compared to $677,000 in 2007. The increase of $257,000 is primarily attributable to the issuance of $7.5 million and $12.5 million of Series BC-3 (5.0%) and BC-4 (5.375%) Bonds, respectively, in May 2008. Interest expense in both periods primarily represents interest on long-term indebtedness of our Company’s three regulated water utilities. On October 1, 2008, Pennichuck Water repurchased its $6 million Series B-1 Bonds, for which interest expense was included in both periods at a rate of $3.85%.
Provision for Income Taxes
For the three months ended September 30, 2008 and 2007, we recorded an income tax provision of $603,000 and $1.1 million, respectively. The effective income tax rate is 39.8 % and 39.6%, respectively. The State of New Hampshire income tax liability on income attributable to our Company’s four joint ventures is imposed at the LLC level, and not at the Pennichuck Corporation level (in contrast to federal income taxes). Therefore, State of New Hampshire income taxes for the Joint Ventures are included in “Net (loss) earnings from investments accounted for under the equity method” in the accompanying condensed consolidated statements of income and comprehensive income.

Results of Operations — Nine Months Ended September 30, 2008
Compared to Nine Months Ended September 30, 2007
Overview
For the nine months ended September 30, 2008, our consolidated net income was $4.2 million, compared to net income of $3.1 million for the nine months ended September 30, 2007. On a per share basis, fully diluted income per share for the nine months ended September 30, 2008 was $0.98 as compared to $0.73 per share for the nine months ended September 30, 2007. The principal factors that affected current year net income, relative to prior year net income, include the following:
•
A 2008 non-operating after-tax gain of approximately $2.3 million ($3.4 million before federal income tax) from the sale of land and three commercial office buildings by three of our four HECOP joint ventures;

•	A 2007 non-operating gain of $1.2 million (pre-tax) from the sale of eight cell tower leases;
•	A decrease in 2008 regulated water utility operating income of $1.1 million;
•	An increase in 2008 interest expense of $712,000;
•	A reduction in 2008 eminent domain-related costs of $553,000 (2007 costs were net of a $250,000 cash payment from the City of Nashua); and
•	An increase in the 2008 provision for income taxes of $387,000.
Water Utility Operations
Our water utility operations include the activities of Pennichuck Water, Pennichuck East and Pittsfield, each of which is regulated by the NHPUC. On a combined basis, operating income of our three utilities for the nine months ended September 30, 2008 was $5.3 million, a decrease of $1.1 million from 2007.
Our utility operating revenues increased to approximately $21.2 million in 2008, or 2.1% from 2007, as shown in the following table.

	Nine Months Ended September 30,
	2008		2007		Change
	(000’s)
Pennichuck Water	$16,656	79%	$16,586	80%	$70
Pennichuck East	3,939	18%	3,566	17%	373
Pittsfield	590	3%	599	3%	(9)

Total	$21,185	100%	$20,751	100%	$434

Water utility operating revenues increased by $434,000 due to the combined effects of rate increases for Pennichuck Water and Pennichuck East since the first quarter of 2007 and, to a lesser extent, customer growth, net of a decline in water usage volumes resulting from record rainfall levels in the third quarter of 2008. Recorded rainfall in the third quarter of 2008, as reported to the National Weather Service from our Nashua water treatment plant, set an all time record of 25 inches compared to the prior record of 20 inches in 1991 and the long term average of 10 inches for the same period. In addition, the record rainfall was spread relatively evenly over each of the three months in the third quarter, furthering impacting customers’ summer irrigation and other outdoor usage.
The combined utility customer base increased 1.2% resulting in a total combined customer base of approximately 33,200 as of September 30, 2008. For the nine months ended September 30, 2008, approximately 21% of our water utility operating revenues were derived from commercial and industrial customers, approximately 66% from residential customers, with the balance being derived from fire protection and other billings to municipalities, principally the City of Nashua and the towns of Amherst, Merrimack and Milford, New Hampshire.
We believe that due to the combined effects of an economic slowdown in the commercial and industrial sectors, changing demographics and conservation measures, water consumption from existing customers has generally been declining. We also believe that further consumption decline may result from increased customer conservation efforts as a result of the following two matters: (1) future rate increases, as discussed elsewhere in this Quarterly Report on Form 10-Q, could lead to decreased consumption, and (2) the implementation of automated meter reading equipment that allows for monthly billing, rather than quarterly billing, may give rise to further water conservation.

For the nine months ended September 30, 2008, utility operating expenses increased by approximately $1.5 million, or approximately 10.4%, to approximately $15.9 million as shown in the table below.

	Nine Months Ended September 30,
	2008	2007	Change
	(000’s)
Operations & maintenance	$10,631	$10,088	$543
Depreciation & amortization	2,963	2,525	438
Taxes other than income taxes	2,294	1,778	516

Total	$15,888	$14,391	$1,497

The operations and maintenance expenses of our water utility business include such categories as:
•	Water supply, treatment, purification and pumping;
•	Transmission and distribution system functions, including repairs and maintenance and meter reading;
•	Engineering, customer service and general and administrative functions; and
•	Real estate taxes.
The change in our utilities’ operating expenses over the same period in 2007 was primarily the result of the following:
•	Increased real estate taxes of $516,000, principally related to capital additions in our core Pennichuck Water system;
•	Increased depreciation and amortization of $438,000 principally due to increased depreciation attributable to completed portions of the water treatment plant upgrade for Pennichuck Water;
•	$312,000 of increased production costs largely related to increased fuel, power and purification costs;
•	$147,000 of increased transmission and distribution costs relating to repair or replacement of gates, mains, meters and hydrants, supplies, fuel and labor costs; and
•
$20,000 of decreased general and administrative costs primarily relating to a reduction of $202,000 in accrued bonuses resulting from operating performance variations between the comparable periods, offset by higher costs for employee benefits and property and casualty insurance, totaling $181,000.

As a result of the above changes in operating revenue and operating expenses, water utility operating income declined 16.7% for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Water Management Services
The following table provides a breakdown of revenues from our non-regulated water management services operations for the nine months ended September 30, 2008 and 2007.

	Nine Months Ended September 30,
	2008	2007	Change
	(000’s)
Municipal contracts	$1,283	$1,113	$170
Community system contracts	241	262	(21)
WaterTight program	215	210	5
Miscellaneous	186	124	62

Total	$1,925	$1,709	$216

The combined base fees under Service Corporation’s municipal contracts represent $874,000 and $807,000 for the nine months ended September 30, 2008 and 2007, respectively, with the balance of $409,000 and $306,000 representing fees earned for services performed in addition to the base scope of services for 2008 and 2007, respectively. Of the net increase of $170,000 in total municipal contract revenue, $67,000 is attributable to an increase in revenue from services that were performed pursuant to the base scope and $103,000 is attributable to an increase in revenue from services that were performed in addition to the base scope.
Miscellaneous income increased by $62,000 principally due to an increase in contract testing programs in the amount of $46,000.
For the nine months ended September 30, 2008, total operating expenses associated with our water management services increased $50,000 from 2007. These costs are comprised primarily of direct costs for servicing our various operating contracts as well as allocated intercompany charges for general and administrative support for contract operations. Total operating costs increased due to a $147,000 increase in maintenance expenses. The increase in maintenance expense was partially offset by a decrease in the actual level of professional, marketing and general and administrative expenses of $49,000 and the net recovery of previously reserved accounts receivable of $36,000.
Real Estate Operations
In the table below, we show the major components of Southwood’s revenues during 2008 and 2007.

	Nine Months Ended September 30,
	2008	2007	Change
	(000’s)
Operating revenue:
Lease income — tower rental	$—	$4	$(4)
Sale of timber	3	—	3
Parking lot income	2	8	(6)

Total operating revenues	5	12	(7)

Other income (loss), net:
Income (loss) from unconsolidated equity investments	3,429	(15)	3,444

Other income (loss), net	3,429	(15)	3,444

Totals	$3,434	$(3)	$3,437

As of September 30, 2008 and 2007, Southwood held approximately 450 acres of undeveloped land in southern New Hampshire, as well as a 50% ownership interest in four joint ventures organized as limited liability companies.
For the nine months ended September 30, 2008, Southwood’s equity share of pre-tax earnings from its four real estate joint ventures was approximately $3.4 million, compared to pre-tax loss of $15,000 for the nine months ended September 30, 2007. The increase in the joint ventures pre-tax earnings resulted primarily from an approximately $3.4 million gain (before federal income tax) from the January 2008 sale of land and three commercial office buildings that were owned by three of the four joint ventures.
The State of New Hampshire income tax liability on income attributable to our Company’s four joint ventures is imposed at the LLC level, and not at the Pennichuck Corporation level (in contrast to federal income taxes). Therefore, State of New Hampshire income taxes in the amount of approximately $219,000 were reflected in 2008 under “Net (loss) earnings from investments accounted for under the equity method” in the accompanying condensed consolidated statements of income and comprehensive income.
The real estate assets sold by three of the four joint ventures comprised substantially all of the assets of those three joint ventures. The fourth joint venture currently owns undeveloped land and generates no revenue. Therefore, future earnings or losses resulting from the joint ventures are expected to be insignificant.
Expenses associated with our real estate operations were $44,000 and $178,000 for the nine months ended September 30, 2008 and 2007, respectively. The decrease of $134,000 was attributable to a decrease in salaries and benefits of approximately $85,000 and a decrease in the intercompany management fee of $36,000.
Eminent Domain Expenses, Net
Our eminent domain expenses were $141,000 for the nine months ended September 30, 2008 as compared to $694,000 for the nine months ended September 30, 2007. The 2008 eminent domain expenses were primarily attributable to reviewing and analyzing the NHPUC’s July 25, 2008 eminent domain order and preparing our motion for rehearing filed in August 2008. The amount for the nine months ended September 30, 2007 is net of a $250,000 cash payment received from the City of Nashua pursuant to an agreement with the City to suspend the eminent domain hearings as more fully discussed in Note 9 to the consolidated financial statements in our 2007 Annual Report on Form 10-K and Item 2 and Note 4 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q. The 2007 eminent domain expenses were primarily attributable to expenses incurred in preparing for and conducting the merits hearing, and to a lesser extent, expenses related to settlement discussions.
Other Income, Net
Other income for the nine months ended September 30, 2008 was $49,000 as compared to other income of $1.3 million for the nine months ended September 30, 2007. Included in other income in 2007 is a gain on the sale of eight cell tower leases in the amount of $1.2 million. Other income from the sale of the cell tower leases are a non-recurring item.

Allowance for Funds Used During Construction (“AFUDC”)
For the nine months ended September 30, 2008 and 2007, we recorded AFUDC of approximately $339,000 and $322,000, respectively. The $17,000 increase is largely attributable to higher amounts of construction work in progress in 2008 related to Pennichuck Water’s upgrade to its water treatment plant.
Interest Income
For the nine months ended September 30, 2008 and 2007, we recorded interest income of approximately $182,000 and $40,000, respectively. The increase of $142,000 is primarily attributable to higher cash and short-term investment balances resulting from the issuance of $15 million of tax-exempt bonds in October 2007 and an additional $5 million of tax-exempt bonds in May 2008.
Interest Expense
For the nine months ended September 30, 2008, our interest expense was approximately $2.7 million, compared to $2.0 million in 2007. The increase of $712,000 is primarily attributable to the issuance of $15.0 million principal amount of tax-exempt bonds in October 2007 and an additional $5 million of tax-exempt bonds in May 2008. Interest expense in both periods primarily represents interest on long-term indebtedness of our Company’s three regulated water utilities. On October 1, 2008, Pennichuck Water repurchased its $6 million Series B-1 Bonds, for which interest expense was included in both periods at a rate of $3.85%.
Provision for Income Taxes
For the nine months ended September 30, 2008 and 2007, we recorded an income tax provision of $2.4 million and $2.0 million, respectively. The increase is primarily due to federal income taxes resulting from the gain on the sale of real estate by the HECOP I, II, and III joint ventures. The effective income tax rate for the respective periods is 36.7% and 39.6%.
The State of New Hampshire income tax liability on income attributable to our Company’s four joint ventures is imposed at the LLC level, and not at the Pennichuck Corporation level (in contrast to federal income taxes). Therefore, State of New Hampshire income taxes were reflected under “Net (loss) earnings from investments accounted for under the equity method” in the accompanying condensed consolidated statements of income and comprehensive income.
The lower effective income tax rate for the nine months ended September 30, 2008 as compared to September 30, 2007 reflects the impact of the State of New Hampshire income tax on the joint ventures in the amount of approximately $219,000 being included under “Net (loss) earnings from investments accounted for under the equity method” rather than in the provision for income taxes in the accompanying condensed consolidated statements of income and comprehensive income.
Liquidity and Capital Resources
Overview
Our primary sources of funds are cash flow from utility operations, cash proceeds from the sale of portions of our real estate holdings, borrowings pursuant to our bank revolving credit facility and proceeds from the issuance of long-term debt and equity securities. Our primary uses of funds are capital expenditures, dividends on our common stock payable as and when declared by our Board of Directors and repayments of principal on our outstanding debt obligations, whether pursuant to scheduled sinking fund payments or final maturities.

For the past several years, cash flows from operations have fluctuated largely based on four factors: (i) weather, (ii) amount and timing of rate increases, (iii) gain(s) recognized on the sale of Southwood real properties, and (iv) significant defense costs associated with Nashua’s ongoing eminent domain proceeding.
2008 to 2010 Capital Expenditures Program
We expect our capital expenditures to remain at greater than historical levels for 2008 and thereafter return to lower levels in 2009 and 2010, as more fully discussed elsewhere in this Quarterly Report on Form 10-Q. See “Risk Factors” and “Our Business.” The following table summarizes our expected capital expenditures and other funds requirements for the 2008 to 2010 period.

	2008	2009	2010
	(000’s)
Utility — water treatment plant upgrade	$5,853	$1,950	$—
Utility — other plant additions	8,662	5,675	5,560
Other	10	—	—

Total	$14,525	$7,625	$5,560

	2005	2006	2007
	(000’s)
Utility — water treatment plant upgrade	$4,224	$14,704	$11,591
Utility — other plant additions	6,658	6,679	6,017
Other	—	12	78

Total	$10,882	$21,395	$17,686

We have substantially completed the upgrade of our water treatment plant that was necessary in order for the plant to meet more stringent, federally mandated safe drinking water standards. The upgrade of our water treatment plant commenced in the second half of 2005 and is expected to be completed by the spring of 2009. Capital expenditures associated with the water treatment plant upgrade project aggregated approximately $35.9 million through the third quarter of 2008 with remaining costs expected to approximate $3.6 million.
In addition to the water treatment plant upgrade project, we are engaged in construction programs at our utility subsidiaries primarily for water distribution system repair, rehabilitation and replacement, water storage facility maintenance and additions, and more recently, water supply security. For the period 2005 through 2007, capital expenditures for water distribution, storage and supply aggregated $19.4 million. For the period 2008 through 2010, comparable expenditures are expected to aggregate $19.9 million.
2008 — 2010 External Financing Requirements
For 2009 and 2010, due to a substantial decrease in our projected capital expenditures as shown in the table above, we expect a majority of our funding requirements to be provided by cash flow from our operations (after payment of dividends on common stock).
Our timing and mix of future debt and equity financings is subject to a number of factors including, but not limited to (i) debt and equity market conditions; (ii) the need to maintain a balanced capital structure in order to preserve financial flexibility and to manage the overall cost of capital; (iii) certain debt issuance covenants contained in our loan agreements; and (iv) the status of the eminent domain proceedings by Nashua. No assurance can be given that we will be able to complete all or any future debt and equity financings.

The receipt of timely and adequate rate relief will also be critically important in providing us cash flow from operations and the ability to access credit and permanent capital, both debt and equity, at reasonable costs and terms. We are unable, however, to predict the outcome of our future rate relief filings.
On October 20, 2005, Pennichuck Water arranged for the issuance of an aggregate $49,485,000 of long-term tax-exempt bonds through the Business Finance Authority of the State of New Hampshire, consisting of three separate series of bonds (A through C) with a maturity date of October 1, 2035. On the date of issuance of the bonds, Pennichuck Water borrowed the proceeds of the Series A Bonds (totaling $12,125,000) to finance upgrades to its water facilities. The proceeds of the Series B and the Series C Bonds totaling $17,865,000 and $19,495,000, respectively, were deposited into an escrow account maintained by The Bank of New York Trust Company, N.A., as escrow agent, on the date of issuance. Upon request by Pennichuck Water on October 2, 2006, October 1, 2007 and May 1, 2008, $26 million of the proceeds of the Series B Bonds and/or the Series C Bonds, as applicable, were loaned to Pennichuck Water to finance the project. The remaining $11.36 million held in such escrow account is for the sole benefit of the bondholders with no recourse to us until loaned to Pennichuck Water and hence we have not recorded the associated debt as a long-term liability. We expect to draw these funds as we incur capital expenditures and we will then record the associated debt as a long-term liability.
On October 2, 2006, as permitted under the terms of the Master Agreement, Pennichuck Water borrowed $6 million of the proceeds of the Series B Bonds to finance a portion of the project cost. This portion of the Series B Bonds was designated as the “Series B-1 Bonds.” The Series B-1 Bonds were subject to mandatory tender on October 1, 2008. The remaining $11.865 million of the proceeds of the Series B Bonds, designated as the “Series B-2 Bonds,” was re-deposited into the escrow account as described above until April 2, 2007.
On April 2, 2007, due to the then-current confidential negotiations with the City as well as the then-current limitations on incurring additional long-term debt under its interest coverage test, Pennichuck Water elected to re-deposit the proceeds of the Series B-2 Bonds into the escrow account as described above until October 1, 2007.
On October 1, 2007, Pennichuck Water borrowed an additional $15 million of the proceeds of the Series B and Series C Bonds; this portion was designated as the “Series BC-1 Bonds.” The Series BC-1 Bonds were not subject to mandatory tender prior to maturity on October 1, 2035. The interest rate on the Series BC-1 Bonds was subject to adjustment every 35 days pursuant to certain auction procedures. The remaining $16.36 million of the proceeds of the Series B and Series C Bonds, designated as the “Series BC-2 Bonds” was re-deposited into the escrow account as described above until May 1, 2008.
On May 1, 2008, Pennichuck Water remarketed its outstanding $15 million Series BC-1 Bonds and also borrowed $5 million of the proceeds of the Series BC-2 Bonds through a combination of $7.5 million of 5.0% fixed rate bonds subject to mandatory tender on April 1, 2018 (the “Series BC-3 Bonds”) and $12.5 million of 5.375% fixed rate bonds which mature on October 1, 2035 (the “Series BC-4 Bonds”). The remaining $11.36 million of the proceeds of the Series BC-2 Bonds was re-deposited into the escrow account as described above until October 1, 2008.
On October 1, 2008, Pennichuck Water elected to repurchase its $6 million 2005 Series B-1 Revenue Bonds and deposited them as treasury bonds with the escrow agent. The remaining $11.36 million of the proceeds of the Series BC-2 Bonds was remarketed and re-deposited into the escrow account described above for a 12-month period.

As more fully discussed in Note 4 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, the NHPUC has ruled that the City of Nashua may take the assets of Pennichuck Water under authority of eminent domain, although the ruling is subject to rehearing by the NHPUC and possible appeal to the New Hampshire Supreme Court. There is no statutory timetable governing such rehearing and/or appeal. Further, if the City’s right to take the utility assets is ultimately upheld, its aldermanic board would then still have to decide whether or not to proceed with the taking assuming Nashua is able to finance the purchase. During this time period, we may find that we are unable to, or elect not to, issue or remarket debt securities or we may find that the cost that we incur in connection with the issuance or remarketing of debt securities increases materially.
We believe the risk associated with an eminent domain taking is particularly relevant to a portion of the long-term tax-exempt bonds that were issued on our behalf in 2005 through the Business Finance Authority of the State of New Hampshire. Of the initial $49.5 million offering, proceeds totaling approximately $11.4 million are currently held in an escrow account maintained by The Bank of New York Trust Company, N.A., as escrow agent, for the sole benefit of the bondholders. The associated debt is non-recourse to us until the proceeds are loaned to Pennichuck Water. Upon one or more requests by Pennichuck Water, some or all of the proceeds of those bonds will be loaned to Pennichuck Water to finance various capital projects. If and when Pennichuck Water borrows the bond proceeds, the associated bonds will be remarketed to investors who will be relying on Pennichuck Water as the source of repayment rather than bond proceeds held in the escrow account as described above. If, because of the uncertainties described above relating to the eminent domain dispute, Pennichuck Water is unable to, or elects not to, remarket the bonds as debt securities for which Pennichuck Water is liable, it would not be able to borrow any of the bond proceeds then held in the escrow account and the associated debt would not become Pennichuck Water’s obligation. Under these circumstances, we would expect to rely primarily on our cash flow from operations, our cash and short-term investment balances and, thereafter, on our bank revolving credit facility to finance Pennichuck Water’s water treatment plant upgrade and other capital projects. Our borrowing costs under that credit facility would likely be materially higher than tax-exempt bond financing costs.
In addition to obtaining authorization for the tax-exempt bond financing program as described above, we have applied, and will continue to apply, for long-term debt funds directly from the State of New Hampshire under the State’s Revolving Fund (“SRF”) loan program. SRF loans carry long-term fixed costs at interest rates set with reference to various Municipal Bond Indices, which rates have historically been at or below the rates for comparable U.S. Treasury securities of like maturity. As of September 30, 2008, we had eight outstanding SRF loans with actual draw downs aggregating approximately $4.9 million.
Significant Financial Covenants
Our $16.0 million revolving credit loan agreement with Bank of America expires on June 30, 2011. This agreement contains three financial maintenance tests which must be met on a quarterly basis. These maintenance tests, as proposed to be amended, are as follows:
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
Certain covenants in Pennichuck Water’s and Pennichuck East’s loan agreements as well as our Bank of America revolving credit loan agreement effectively restrict our ability to upstream common dividends from Pennichuck Water and Pennichuck East as well as limit our ability to pay common dividends to our shareholders. Several of Pennichuck Water’s loan agreements contain a covenant that requires Pennichuck Water to maintain a minimum net worth of $4.5 million. As of September 30, 2008, Pennichuck Water’s net worth was $42.1 million. One of Pennichuck East’s loan agreements contains a covenant that requires Pennichuck East to maintain a minimum net worth of $1.5 million. As of September 30, 2008, Pennichuck East’s net worth was $6.5 million.
As of September 30, 2008, we were in compliance with all of our financial covenants. Our ability to incur significant additional long-term debt and to continue to satisfy these tests depends, among other factors, on receipt of timely and adequate rate relief.
Quarterly Dividends
One of our primary uses of funds is dividends on our common stock, payable as and when declared by our Board of Directors. We have paid dividends on our common stock each year since 1856. On November 6, 2008, the Board of Directors declared a fourth quarter common stock dividend of $0.165 per share payable December 1, 2008 to shareholders of record November 17, 2008. The fourth quarter dividend amount results in an indicated annual rate of $0.66 per share. We expect to continue to pay comparable cash dividends in the future, subject to the terms of our debt agreements, as more fully discussed elsewhere in this Quarterly Report on Form 10-Q.
Off Balance Sheet Arrangements
In October 2005, as discussed above, we completed a tax-exempt debt financing with the Business Finance Authority (the “Authority”) of the State of New Hampshire. The Authority acts solely as a passive conduit to the tax-exempt bond markets with our Company acting as the obligor for the associated tax-exempt debt. As of September 30, 2008, we had borrowed $38.1 million representing a portion of the $49.5 million offering conducted in October 2005. The remaining $11.4 million has been placed in an escrow account maintained by The Bank of New York Trust Company, N.A., as escrow agent, for the sole benefit of bondholders with no recourse to us and hence we have not recorded the associated debt as a long-term liability. We expect to draw these funds as we incur capital expenditures for various water facilities projects and record the associated debt as a long-term liability in October 2009 or later.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to financial market risk results primarily from fluctuations in interest rates. We have a $4.5 million variable interest rate term loan with Bank of America. This term loan, which is fully drawn, is scheduled to mature on December 31, 2009. In April 2005, we entered into an interest rate swap agreement with Bank of America with a notional amount and maturity date exactly matching the term loan as described above. The purpose of the swap agreement is to mitigate interest rate risks associated with our term loan. The swap agreement provides for the exchange of fixed interest rate payments (to be paid by us to Bank of America) for floating interest rate payments (to be paid by Bank of America to us). The term loan bears interest at rates ranging from LIBOR plus 1.0% to LIBOR plus 1.5% based on certain financial ratios. The applicable margin as of September 30, 2008 was 1.25%, resulting in an interest rate as of September 30, 2008 of 7.07%. We have designated the swap agreement as a cash flow hedge against the variable future cash flows associated with the interest payments due on the term loan. The combined effect of our LIBOR-based borrowing cost pursuant to the term loan and net payments pursuant to our swap agreement produces an “all-in fixed borrowing cost” equal to 6.0%.
We are also exposed to changes in interest rates from our $16 million revolving credit facility with Bank of America which contains variable interest rates. We are permitted to borrow, repay and re-borrow, in varying amounts and from time to time at our discretion under the revolving credit loan agreement through 2011. Effective June 19, 2008, borrowings bear interest at rates ranging from LIBOR plus 1.20% to LIBOR plus 1.70% based on certain financial ratios. The applicable margin as of September 30, 2008 was 1.45%. Borrowings under the revolving credit facility as of September 30, 2008 were $1.0 million. We expect to borrow and repay additional amounts during the remainder of 2008, as needed to supplement cash used or generated from operations. We expect to repay all of these borrowed amounts under this agreement within the next 12 months.
The fair market value of our swap agreement represents the estimated unrealized cumulative gain or loss upon termination of these agreements based upon current interest rates. Our exposure to interest rate risk has not changed materially from that of December 31, 2007.
Information regarding market risk of our Company and our subsidiaries is presented in “Note 8—Fair Value of Financial Instruments” and “Note 10—Debt” in the Notes to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Based on their evaluation, the principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Report are effective.

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There were no material changes in legal proceedings during the three months ended September 30, 2008.
ITEM 1A. RISK FACTORS
Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in Item 1A of our Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as supplemented by our Item 1A Risk Factors disclosure in our quarterly reports on Form 10-Q for the periods ended March 31, 2008 and June 30, 2008. The Risk Factors presented below should be read in conjunction with the risk factors and information disclosed in our 2007 Form 10-K and our Forms 10-Q for the periods ended March 31, 2008 and June 30, 2008. See discussion under “City of Nashua’s Ongoing Eminent Domain Proceeding” included in Item 2 of this Quarterly Report on Form 10-Q.
The City of Nashua’s use of the power of eminent domain to acquire a significant portion of our water utility assets creates uncertainty and may result in material, adverse consequences for us and our shareholders.
We are involved in ongoing proceedings with the City of Nashua (the “City”) regarding the City’s desire to acquire all or a significant portion of the water utility assets of Pennichuck Water, our principal subsidiary. The City is pursuing such acquisition pursuant to its power of eminent domain under New Hampshire law. On July 25, 2008, the NHPUC issued an order that the taking of the assets of Pennichuck Water is in the public interest provided certain conditions are met, and that the price to be paid to Pennichuck Water for such assets is $203 million as of December 31, 2008. The conditions include a requirement that Nashua place an additional $40 million into a mitigation fund to protect the interests of the customers of Pennichuck East and Pittsfield. Another condition is that the City submit to the NHPUC, for its advance approval, the final operating contracts between the City and its planned contractors. The remaining conditions cover various aspects of the operation and oversight of the water system under City ownership.
A taking of assets by eminent domain as per the NHPUC order would result in a significant taxable gain and related tax liability based on the difference between the price paid to Pennichuck Water for the assets taken and Pennichuck Water’s underlying undepreciated tax basis in such assets. The tax liability would be due currently unless the proceeds of the taking were reinvested in other water utility assets in accordance with certain provisions of the Internal Revenue Code. See Note 4 to the consolidated financial statements contained elsewhere in this Report for a further discussion.
Under New Hampshire law, all parties to the proceeding and persons directly affected by the order have 30 days to seek reconsideration or a rehearing before the NHPUC. Our Company and the City of Nashua were the only parties to submit such motions. The NHPUC’s ruling on any request for reconsideration or a rehearing may be appealed to the New Hampshire Supreme Court. We cannot predict when the NHPUC will rule on the pending motions from the City and our Company, but we expect that the full rehearing and appeal process is likely to take a year or more. If the City ultimately is successful in obtaining a final determination that it can take some or all of Pennichuck Water’s assets, the City is not required under NHRSA Ch. 38 to complete the taking and could choose not to proceed with the purchase of the assets.

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
Given the highly integrated nature of our businesses, a forced sale of a significant portion of Pennichuck Water’s assets may result in increased costs and operating inefficiencies borne by our remaining water utilities. Additionally, Service Corporation’s ability to service its existing contracts, as well as pursue additional operating contracts, could be impaired. The existence of a pending eminent domain proceeding also could adversely affect our future prospects and result in the loss of key employees.
It is likely that our Company would not have the opportunity to contract to operate for the City all or any portion of the Pennichuck Water system that the City could acquire in an eminent domain proceeding. According to the City’s filings with the NHPUC, if the City acquires all or any portion of the Pennichuck Water system in an eminent domain proceeding, the City intends to enter into an Operation, Maintenance and Management Agreement with Veolia Water North America — Northeast LLC to operate that water system. We understand that the City has not yet entered into a definitive agreement with Veolia for the operation of the water system, but that the City and Veolia have entered into a binding Memorandum of Understanding pursuant to which the City is obligated to pay a termination fee to Veolia if the City were to reach a settlement with Pennichuck Water and Veolia is not the operator of the system, if the City withdraws its eminent domain petition at any time prior to a final order of the NHPUC (including all appeals by Pennichuck Water) or if the City rebids the operation, maintenance and management of the water system. According to the City’s filings, Veolia is a wholly owned subsidiary of Veolia Environment (a French company, which formerly was known as Vivendi Environment).
Our liquidity may be reduced and our cost of debt financing may be increased while the eminent domain controversy remains unresolved, because we may be unable to, or elect not to, issue or remarket, while such discussions are ongoing, debt securities for which Pennichuck may be liable.
Given the highly uncertain outcome of the eminent domain proceeding, we may find that we are unable to, or elect not to, issue or remarket certain debt securities pending a definitive ruling on the City’s petition or we may find that the cost that we incur in connection with the issuance or remarketing of such debt increases materially. If we are unable to, or elect not to, issue or remarket such debt, we would expect to rely primarily on our available cash and short-term investment balances and, thereafter, on our bank revolving credit facility to finance our capital projects. Our borrowing cost under that credit facility would likely be materially higher than tax-exempt bond financing costs. Borrowings under the credit facility would also reduce our liquidity to meet other obligations. For additional information, see Item 7 of the 2007 Annual Report on Form 10-K (“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Item 2 of this quarterly Report of Form 10-Q (“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

Changes in the U.S. debt markets, including especially adverse changes to the municipal bond market in general and to the financial condition of our bond insurer, has had and may continue to have an adverse effect on the interest expense we incur for certain tax-exempt financings and in the future may require Pennichuck to accept less advantageous terms and conditions on its tax-exempt financings.
Pennichuck Water’s tax-exempt bonds are insured pursuant to bond insurance policies provided by American Municipal Bond Assurance Corporation (“AMBAC”). Historically, utilizing AMBAC bond insurance has had the effect of achieving a Moody’s credit rating of Aaa, resulting in a lower interest rate than would have been the case had Pennichuck Water borrowed on its stand-alone Moody’s credit rating of Baa3. Historically, such interest rate savings were greater than the cost of bond insurance, resulting in lower net borrowing costs with bond insurance.
The major independent credit rating service providers (i.e., Moody’s, Standard & Poor’s and Fitch Investors Service) recently conducted detailed reviews of the credit ratings of AMBAC and several other monoline bond insurers. Such reviews resulted in AMBAC’s ratings having been downgraded Currently, AMBAC’s Moody’s rating is Aa3 with the rating on review for downgrade and its rating from Standard & Poor’s Rating Services is AA with a negative outlook. These recent downgrades and the prospect of additional future downgrades may have the effect of diminishing, and in certain instances eliminating, the net benefit to borrowers including Pennichuck Water of utilizing AMBAC bond insurance.
As disclosed elsewhere in this Quarterly Report on Form 10-Q, on October 1, 2008 Pennichuck Water elected to repurchase its $6 million Series B-1 Bonds rather that remarket them and deposited them as treasury bonds with the escrow agent. Pennichuck Water reached this decision in part because the interest rate that it would have had to pay on the Series B-1 Bonds would likely have been significantly higher than the rates paid on similar Pennichuck Water bonds. The increase in indicative rates for the Series B-1 Bonds was due to a variety of factors, including AMBAC’s downgraded ratings and the general credit market conditions at the time. The Company’s decision to repurchase the Series B-1 Bonds was also based in part on its liquidity at the time. If, in the future, the Company has less liquidity at the time of a tax-exempt financing or remarketing and the offered interest rates on its bonds remain high or increase, including increases due to a future AMBAC downgrade, it may be forced to accept interest rates on its bonds that are higher than those previously available to it which could in turn have a material adverse effect on how and whether the Company chooses to conduct tax-exempt financings and remarketings in the future.
No assurance can be given as to the ultimate outcome of the continuing credit watch reviews of AMBAC’s credit ratings nor can any assurance be given as to the impact of such reviews on interest rates for new issues or remarketings of Pennichuck Water’s bonds that are insured by AMBAC. Furthermore, no assurance can be given as to the net benefit, if any, to Pennichuck Water of its utilization of AMBAC bond insurance. In the absence of any net benefit, Pennichuck Water may seek alternate forms of third party credit enhancement (i.e. bank letters of credit) or may seek to borrow on a stand-alone basis. No assurance can be given as to availability, terms and conditions and net benefit, if any, through the utilization of alternate third party credit enhancement. Furthermore, should Pennichuck Water seek to borrow on a stand-alone basis, its cost of borrowing is likely to be higher than, and its borrowing terms and conditions are likely to be less flexible than, comparable results for borrowings supported by a Aaa bond insurance policy as anticipated at the October 2005 implementation of the tax-exempt bond financing program for funding its water treatment plant upgrade project and other capital improvements.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
On November 6, 2008, we issued a press release announcing our financial results for the three and nine months ended September 30, 2008. A copy of the press release is attached as Exhibit 99.1 to this Quarterly Report on Form 10-Q. The information contained in Exhibit 99.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing with the Securities and Exchange Commission under the Exchange Act of 1934 or the Securities Act of 1933, except as expressly set forth by specific reference in such a filing.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description

3.1	Restated Articles of Incorporation of Pennichuck Corporation (filed as Exhibit 3.1 to the Company’s 2007 Annual Report on Form 10-K and incorporated herein by reference)

3.2	Bylaws of Pennichuck Corporation

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

4.6	Dividend Reinvestment and Common Stock Purchase Plan, as amended (filed as Exhibit 4.1 to the Company’s second quarter 2008 Quarterly Report on Form 10-Q and incorporated herein by reference)

4.7
Amendment to Rights Agreement, effective as of August 15, 2006, by and between Pennichuck Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A12G/A, filed on September 25, 2006 and incorporated herein by reference)

10.1	Letter Agreement dated as of August 8, 2008 by and between Pennichuck Corporation and Roland E. Olivier

10.2	Addendum Dated October 1, 2008 to Master Loan and Trust Agreement

31.1	Certification

Exhibit
Number	Exhibit Description

31.2	Certification

32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release — “Pennichuck Corporation Announces Third Quarter 2008 Earnings” dated November 6, 2008

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Pennichuck Corporation (Registrant)
Date: November 6, 2008	By:	/s/ Duane C. Montopoli
Duane C. Montopoli
President and Chief Executive Officer

Date: November 6, 2008	By:	/s/ Thomas C. Leonard
Thomas C. Leonard
Senior Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.2	Bylaws of Pennichuck Corporation

10.1	Letter Agreement dated as of August 8, 2008 by and between Pennichuck Corporation and Roland E. Olivier

10.2	Addendum Dated October 1, 2008 to Master Loan and Trust Agreement

31.1	Certification

31.2	Certification

32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release — “Pennichuck Corporation Announces Third Quarter 2008 Earnings” dated November 6, 2008