Form 10-K
period 2008-12-31
PENNICHUCK CORP
filed 2009-03-12
CIK 788885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-18552
PENNICHUCK CORPORATION
(Exact name of registrant as specified in its charter)

New Hampshire	02-0177370

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
25 Manchester Street
Merrimack, New Hampshire 03054
(603) 882-5191
(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, per value $1.00 per share (and Preferred Stock Purchase Rights associated therewith)	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing sale price of the Company’s common stock on June 30, 2008, as reported on the Nasdaq Global Market was $94,136,697. For purposes of this calculation, the “affiliates” of the registrant include its directors and executive officers. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
The number of shares of the registrant’s common stock, $1 par value, outstanding as of March 06, 2009 was 4,252,625.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Part III of this report is incorporated herein by reference to the registrant’s definitive Proxy Statement for its 2009 annual meeting of shareholders, which the registrant intends to file with the Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2008.

PENNICHUCK CORPORATION AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
December 31, 2008

PART I
Item 1. BUSINESS
The terms “we,” “our,” “our company,” and “us” refer, unless the context suggests otherwise, to Pennichuck Corporation (the “Company”) and its subsidiaries, Pennichuck Water Works, Inc. (“Pennichuck Water”), Pennichuck East Utility, Inc. (“Pennichuck East”), Pittsfield Aqueduct Company, Inc. (“Pittsfield Aqueduct”), Pennichuck Water Service Corporation (“Service Corporation”) and The Southwood Corporation (“Southwood”).
Overview
We are engaged primarily in the collection, storage, treatment and distribution of potable water in New Hampshire. We have three reportable business segments: regulated water utilities, non-regulated water management services and real estate management and commercialization. Water utility revenues constituted 91% of our consolidated revenues in 2008. We are headquartered in Merrimack, New Hampshire, which is located approximately 45 miles north of Boston, Massachusetts. Our Company, which was incorporated in New Hampshire in 1852, became a utility holding company in 1983.
Our Company is subject to the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act), and files annual, quarterly and special reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the “SEC”). You may read and copy any reports, statements or other information filed by our Company with the SEC at its public reference room at 100 F Street, N.E., Washington, D.C. 20549. Call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room. Our Company’s filings are also available at the web site maintained by the SEC at http://www.sec.gov. We also make available free of charge on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The address of our website is www.pennichuck.com.
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
Commercializing our undeveloped land portfolio that’s owned outside of our regulated utilities. The Company, principally through its Southwood subsidiary, owns several parcels of undeveloped non-utility land in Nashua and Merrimack, New Hampshire, totaling approximately 450 acres. Over the next several years, as opportunities arise, we expect to pursue the orderly commercialization of this land portfolio as an element of our overall business strategy. This land is owned outside of our regulated utilities.
Pursuing acquisitions of relatively large water systems to expand into new geographic markets in the northeastern United States. Another important element of our strategy has been to seek to expand into new geographic markets in the northeastern United States by acquiring one or more relatively large water systems. We expect that any such acquisition would be of a system or systems that have sufficient scale to warrant establishing and maintaining a management presence in a new market. These systems would likely be significantly larger than the small and mid-size water systems that we are targeting nearby our existing service areas. We do not expect, however, that these larger systems will be substantially larger than Pennichuck Water. We believe there are a number of such large water systems in the northeastern United States that are potentially attractive acquisition opportunities. We anticipate that this large water system segment within the U.S. water utility industry will continue to consolidate, as system owners, whether investor-owned utilities or municipalities, facing increasingly stringent regulation and the resulting increase in capital requirements, consider acquisitions by other companies. The pace at which acquisition opportunities will arise is, of course, unpredictable.
Regulated Water Utilities
Overview
Three of our subsidiaries are water utilities engaged in the collection, storage, treatment, distribution and sale of potable water in southern and central New Hampshire, subject to the jurisdiction of the New Hampshire Public Utilities Commission (the “NHPUC”):
•
Pennichuck Water Works, our principal subsidiary, was established in 1852 and serves the City of Nashua, New Hampshire and 10 surrounding New Hampshire municipalities located in southern New Hampshire with an estimated total population of 110,000, almost 10% of the population of the State of New Hampshire;

•	Pennichuck East was organized in 1998 and serves 15 communities most of which are located in southern and central New Hampshire; and

•	Pittsfield Aqueduct, which we acquired in 1998, serves customers in the Town of Pittsfield, as well as three other communities in central and northern New Hampshire.
Water revenues are typically lowest during the first and fourth quarters of each calendar year. Water revenues in the second and third quarters tend to be greater because of increased water consumption for nonessential usage by our customers during the late spring and summer months.

The City of Nashua, New Hampshire (the “City”) is engaged in an ongoing effort that began in 2002 to acquire through an eminent domain proceeding all or a significant portion of Pennichuck Water’s assets. The eminent domain proceeding and its effects on us are described elsewhere in this Annual Report on Form 10-K (see Part I, Item 1, “Business” under the heading “Ongoing Eminent Domain Proceeding”, Part I, Item 3, “Legal Proceedings” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).
Service Areas
Pennichuck Water is franchised by the NHPUC to distribute water in the City of Nashua, New Hampshire and in portions of the towns of Amherst, Bedford, Derry, Epping, Hollis, Merrimack, Milford, Newmarket, Plaistow and Salem, New Hampshire. Pennichuck Water’s transmission mains extend from Nashua into portions of the surrounding towns of Amherst, Hudson, Merrimack, Hollis and Milford. Its franchises in the remaining towns consist of stand-alone satellite water systems. Pennichuck Water has no competition in its core franchise area, other than from customers using their own wells. Pennichuck Water serves approximately 26,100 customers and its 2008 revenues totaled $22.1 million.
Pennichuck East was organized in 1998 to acquire certain water utility assets from the Town of Hudson, New Hampshire following the Town’s acquisition of those assets from an investor-owned water utility which previously served Hudson and surrounding communities. Pennichuck East is franchised to distribute water in portions of the New Hampshire towns of Atkinson, Bow, Chester, Derry, Exeter, Hooksett, Lee, Litchfield, Londonderry, Pelham, Plaistow, Raymond, Sandown, Weare and Windham, which are near the areas served by Pennichuck Water. Pennichuck East has no commercial competition in its core franchise area. The water utility assets owned by Pennichuck East consist principally of water transmission and distribution mains, hydrants, wells, pump stations and pumping equipment, water services and meters, easements and certain tracts of land. Pennichuck East serves approximately 5,500 customers, and its water revenues were approximately $5.1 million for calendar year 2008.
Pittsfield Aqueduct was acquired by our Company in 1998 and serves approximately 1,800 customers in the towns Pittsfield, Barnstead, Middleton and Conway, New Hampshire, which are located in the central and northern portions of the state. Its water revenues were approximately $1.1 million for calendar year 2008. Pittsfield Aqueduct has no competition in its franchise area.
Water Supply Facilities
Pennichuck Water’s principal properties are located in Nashua, New Hampshire, except for portions of our watershed or buffer land which are located in the neighboring towns of Amherst, Merrimack and Hollis, New Hampshire. In addition, Pennichuck Water owns four impounding dams which are situated on the Nashua and Merrimack border.
The primary source of potable water for our core Pennichuck Water system is the Pennichuck Brook, Holt Pond, Bowers Pond, Harris Pond and Supply Pond in the Nashua area that together can hold up to 500 million gallons of water. We supplement that source during the summer months by pumping water from the nearby Merrimack River. Pennichuck Water can deliver up to 31.2 million gallons per day (“mgd”), into the distribution system. By comparison, Pennichuck Water had an average daily demand of 21.2 mgd during its peak month, which occurred in June 1999.

We own a water treatment plant in Nashua that uses a combination of physical and chemical removal of suspended solids and sand and carbon filtration to treat the water that Pennichuck Water supplies. The plant has a rated capacity of 35.0 mgd.
We own a raw water intake and pumping facility located on the Merrimack River in Merrimack, New Hampshire. This supplemental water supply provides an additional source of water during summer periods and will provide a long-term supply for Pennichuck Water’s service area. A permit from the Army Corps of Engineers that has been extended through December 21, 2009 allows us to divert water from the Merrimack River. We may divert between 12.0 and 30.0 mgd dependent upon the river elevation and flow. Our existing pumping facility on the Merrimack River is capable of providing up to 16.2 mgd. As part of our 2009 to 2011 capital expenditures program discussed elsewhere in this Annual Report on Form 10-K, we plan to install new pumps that will increase our pumping capacity to 21.0 mgd.
Our Pennichuck Water utility subsidiary also owns approximately 650 acres of land located in Nashua and Merrimack, New Hampshire that are held for watershed and reservoir purposes. This land is separate and apart from the undeveloped land held principally by Southwood.
We own 14 water storage reservoirs having a total storage capacity of 22.3 million gallons, six of which are located in Nashua, two in Amherst, one in Bedford, one in Derry, one in Litchfield, one in Pelham, one in Barnstead and one in Hollis, New Hampshire.
We own a 900,000 gallon per day gravel-packed well located in Amherst, New Hampshire.
The sources of supply for Pennichuck East consist of purchased water from Manchester Water Works, Hooksett Village Water Precinct, the Town of Derry, the Town of Raymond, a well system owned by the Town of Hudson, in Litchfield, New Hampshire and individual bedrock wells. Pennichuck East has entered into long-term water supply agreements to obtain water from Manchester Water Works and Hudson. We have an agreement with the Town of Hudson, which expires in 2017, that allows us to pump up to 283,500 gallons per day from its wells at a cost equal to the variable cost of production or operation associated with the system as a whole or any of its components. Hudson will charge us a higher rate for water pumped in excess of the 283,500 gallons allowed per day.
Pittsfield Aqueduct’s source of water supply for the Town of Pittsfield New Hampshire is Berry Pond, which holds approximately 97.8 million gallons. Pittsfield Aqueduct owns the land surrounding Berry Pond and it treats the water from this pond through a 0.5 mgd water filtration plant located in the Town of Pittsfield, New Hampshire. Pittsfield Aqueduct supplies its Locke Lake and Sunrise Estates water systems from individual bedrock wells. The Birch Hill water system acquires its water from the North Conway Water Precinct.

Water Distribution Facilities
As of December 31, 2008, the distribution facilities of our Company’s regulated water companies consisted of, among other assets, the following:

	Pennichuck	Pennichuck	Pittsfield
	Water	East	Aqueduct	Total
Transmission & distribution mains (in miles)	440	134	41	615
Service Connections	26,007	5,486	1,773	33,266
Hydrants	2,442	461	71	2,974
Capital Expenditures
The water utility business is capital intensive. We typically spend significant sums each year for additions to or replacement of property, plant and equipment. During 2009, our capital expenditures will decline relative to prior years as we complete our upgrade of Pennichuck Water’s Nashua water treatment plant which was undertaken to meet the requirements of the Interim Enhanced Surface Water Treatment Rule discussed below.
We estimate that our projected capital expenditures during the 2009 — 2011 period will total approximately $21.0 million. By comparison, for the three year period 2006 through 2008, our capital expenditures were $53.5 million. These figures are exclusive of Allowance for Funds Used During Construction (“AFUDC”).
Regulation
New Hampshire Public Utilities Commission
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
In May 2008, the Company’s Pittsfield Aqueduct utility subsidiary filed for rate relief with the NHPUC to recover increased operating expenses and to obtain recovery of and a return on capital improvements principally benefitting water systems acquired in 2006. Pittsfield Aqueduct requested an overall increase in rates that, if approved in its entirety, would result in an annual increase in revenues of approximately $1.1 million effective for service rendered from June 6, 2008. In December 2008, the NHPUC issued an order approving temporary rate relief for Pittsfield Aqueduct. The order provides for an annualized temporary increase in revenues of approximately $666,000 effective for service rendered from June 6, 2008. Increased revenues for the period June 6, 2008 through December 31, 2008 were recorded in the fourth quarter of 2008 in the amount of $315,000.

In June 2008, the Company’s Pennichuck Water utility subsidiary filed for rate relief with the NHPUC to recover increased operating expenses and to obtain recovery of and a return on capital improvements principally for the ongoing major upgrade to its water treatment plant, the replacement of a 5.5 million gallon water tank, the installation of radio meter reading equipment, and the replacement of aging infrastructure. Pennichuck Water requested an overall increase in rates that, if approved in its entirety, would result in an annual increase in revenues of approximately $5.1 million. Included in the $5.1 million are two proposed step increases that, if approved, would increase annual revenues by approximately $1.9 million. In December 2008, the NHPUC issued an order approving temporary rate relief for Pennichuck Water. The order provides for an annualized temporary increase in revenues of approximately $2.4 million, or 11%, effective for service rendered from July 28, 2008. Increased revenues for the period July 28, 2008 through December 31, 2008 were recorded in the fourth quarter of 2008 in the amount of $702,000.
The temporary rate relief that has now been granted by the NHPUC for both Pennichuck Water and Pittsfield does not necessarily reflect the ultimate outcome of the underlying requests for permanent rate relief. Furthermore, Pittsfield Aqueduct is revising its request for permanent rate relief, as described below. Any difference between the temporary rate relief that has been granted and the permanent rates ultimately approved by the NHPUC for these utilities will be reconciled upon the approval of such permanent rates.
The Company is continuing to pursue the current Pennichuck Water rate case despite the July 2008 order from the NHPUC that, subject to certain conditions, the taking of the operating assets of Pennichuck Water by the City of Nashua is in the public interest and that the price to be paid for such assets is $203 million determined as of December 31, 2008 (the “Eminent Domain Order”). The eminent domain proceeding and its effects on us are described elsewhere in this Annual Report on Form 10-K (see Part I, Item 1, “Business” under the heading “Ongoing Eminent Domain Proceeding”, Part I, Item 3, “Legal Proceedings” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).
On January 14, 2009, the Company filed a motion with the NHPUC to extend the procedural schedule in the Pittsfield Aqueduct rate case until March 13, 2009 in order to allow the Company to revise its request for permanent rate relief. In broad terms, the Company will be proposing to transfer the assets of the systems in Barnstead, Middleton and Conway, New Hampshire (the “North Country Systems”) to its sister utility, Pennichuck East. A final hearing on the merits of the case is scheduled for September 21, 2009. Temporary rates, as approved, will remain in effect for the North Country Systems until permanent rates are approved by the Commission. Permanent rates would be fully reconciled with temporary rates at that time.
Water Quality Regulation
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

Pennichuck Water’s treatment plant in Nashua is subject to the Interim Enhanced Surface Water Treatment Rule, which established a turbidity standard of 0.3 Nephelometric Turbidity Units or NTU. Turbidity is a measure of sediment or foreign particles that are suspended in the water. Pennichuck Water completed its evaluation of alternatives to meet the new turbidity standard in 2004, resulting in its recommendations for upgrades to its existing treatment facilities, beginning with its raw water facilities through its finished water pumping and storage facilities. This work was divided among six distinct construction contracts, with Contracts 1 and 2 involving upgrades to Pennichuck Water’s raw water facilities being completed in 2005. Upgrades to Pennichuck Water’s finished water pumpage and storage facilities (Contracts 3 and 5) were completed in January 2007. The design of the proposed upgrades to the existing coagulation, flocculation, sedimentation, filtration and chemical feed facilities (Contract 4) was completed in April 2006 and construction on these upgrades began in June of 2006 with completion expected in early 2009.
Non-regulated Water Management Services
We complement our regulated water utility business by providing contract operation and maintenance services, including monitoring water quality, testing, maintenance and compliance reporting services for water systems for various towns, businesses and residential communities primarily in southern and central New Hampshire. The business segment, which is not subject to NHPUC regulation, is conducted through our subsidiary, Service Corporation. As of December 31, 2008, Service Corporation was providing such services pursuant to 92 operating contracts.
Municipalities
In 1998, Service Corporation entered into a long-term agreement with the Town of Hudson, New Hampshire (“Hudson Agreement”) to provide operations and maintenance contract services with respect to the water utility assets acquired from an investor-owned water utility. In 2006, the Hudson Agreement was extended to 2015.
In September 2001, Service Corporation entered into a long-term agreement with the Town of Salisbury, Massachusetts (“Salisbury Agreement”) to perform similar operations and maintenance services. The current Salisbury Agreement expires in September 2012.
In December 2005, the Town of Barnstable, Massachusetts selected a joint proposal from Service Corporation and Whitewater, a wholly-owned subsidiary of R.H. White, to operate and maintain the Hyannis water system. A two-year definitive agreement between Whitewater and the Town of Barnstable was executed (the “Hyannis Agreement”) and services commenced in February 2006. Service Corporation provides billing, accounts receivable management and related customer services pursuant to this public/private partnership agreement. The parties later extended the Hyannis Agreement through June 2009.
Non-transient, non-community water systems
The DES has mandated water quality standards for non-transient, non-community water systems (defined as public facilities such as schools, apartment and office buildings accommodating more than 25 persons and served by a community well). There are an estimated 600 such systems in New Hampshire which require the services of a certified water operator, such as Service Corporation, in order to meet the mandates of the DES. Accordingly, Service Corporation is actively pursuing new contracts under which it would serve as the certified water operator and provide various water-related monitoring, maintenance, testing and compliance reporting services for these systems in New Hampshire.

Competition
In marketing its services to municipalities, Service Corporation must address competition from incumbent service providers and a reluctance by municipalities to outsource water management to an investor-owned company. For contracts with non-transient, non-community water systems, Service Corporation competes primarily with well drillers, laboratories, pump equipment vendors and small contract operators who provide various services to these systems.
Real Estate Management and Commercialization
Southwood is engaged in real estate management and commercialization activities. We originally organized Southwood in 1983 to manage and develop approximately 1,490 acres of land in Nashua and Merrimack, New Hampshire.
Undeveloped Land
The Company, principally through its wholly-owned Southwood subsidiary, controls several parcels of non-utility undeveloped land in Nashua and Merrimack, New Hampshire, totaling approximately 450 acres. One parcel, aggregating approximately 40 acres, is located in Nashua and the remaining parcels, aggregating approximately 410 acres, are located in Merrimack. The entire portfolio of land held for future development is classified under “current use” status, resulting in a tax assessment that is based on the property’s actual use and not its highest or best use.
Over the next several years, if and as opportunities arise, the Company expects to pursue the orderly commercialization of this non-utility land portfolio and may consider the reinvestment of certain land sale proceeds into other real properties in order to defer the recognition of income taxes.
Developed Land and Real Estate Investments
Southwood held a 50% interest in three joint ventures known as HECOP I, HECOP II and HECOP III. These three joint ventures developed the Heron Cove Office Park, a three-building, 147,000 square foot, multi-tenant office project in Merrimack, New Hampshire. Each joint venture also owned land which was contributed by Southwood. In January 2008, HECOP I, II and III sold all of their real estate holdings. Southwood’s 50% share of the net cash proceeds, after retirement of mortgage notes and payment of expenses of sale, but before federal income taxes, was approximately $3.9 million. Southwood’s after-tax gain from the sale was approximately $2.3 million.
Southwood continues to own a 50% interest in a fourth joint venture known as HECOP IV. HECOP IV owns a 9.1 acre undeveloped parcel of land in Merrimack, New Hampshire. This parcel has been approved for the construction of commercial office space. Southwood’s investment in HECOP IV had an aggregate carrying value of approximately $114,000 as of December 31, 2008. John P. Stabile II (“Stabile”), a local developer, was the managing partner of HECOP I — III and is the managing partner of HECOP IV.

Financial Information About Industry Segments
Our business segment data for the latest three years is presented in Note 10, “Business Segment Reporting” in Part II, Item 8 in this Annual Report on Form 10-K.
Properties
Information regarding our properties is included in Part I, Item 2, “Properties” in this Annual Report on Form 10-K.
Employees
At December 31, 2008, we employed 102 full-time employees, all of whom are Pennichuck Water employees. Of these, there are 56 management and clerical employees who are non-union. The remaining employees are members of the United Steelworkers Union. The Company’s union contract expires in February 2010. That contract provides for severance payments under certain circumstances following a change of control of the Company, as defined in the contract. The Company has also established a change of control severance program for its non-union workforce. We believe that our employee relations are good.
Ongoing Eminent Domain Proceeding
Overview
The City of Nashua (“the City”) is engaged in an ongoing effort that began in 2002 to acquire all or a significant portion of Pennichuck Water’s assets through an eminent domain proceeding under New Hampshire Revised Statutes Annotated Chapter 38.
The NHPUC conducted a hearing on the merits of the City’s proposed eminent domain taking of the assets of Pennichuck Water, which hearing was completed on September 26, 2007. On July 25, 2008, the NHPUC issued its order in this matter, ruling that a taking of the assets of Pennichuck Water is in the public interest provided certain conditions are met, and provided that the City pay to Pennichuck Water $203 million for such assets determined as of December 31, 2008. The conditions include a requirement that Nashua pay an additional $40 million into a mitigation fund to protect the interests of the customers of Pennichuck East and Pittsfield Aqueduct. Based on advice of counsel, we believe that the NHPUC’s order contains a number of significant legal errors that undermine its validity with respect to whether or not such eminent domain taking is in the public interest and regarding the price to be paid by the City for such taking. We also believe that an outcome based on the July 2008 order is not in the best interests of the Company’s shareholders. Both the Company and the City have filed motions for rehearing or reconsideration before the NHPUC. The Company has also stated that, if necessary, it will consider filing an appeal to the New Hampshire Supreme Court. Notwithstanding the foregoing, the Company has stated publicly that it remains open to engaging in settlement discussions with the City aimed at resolving this dispute outside of eminent domain. Toward that end, the Company announced on February 13, 2009 that it had engaged the investment banking firm of Boenning & Scattergood, Inc. of West Conshohocken, Pennsylvania to advise it regarding possible settlement with the City. A settlement could involve Nashua’s acquisition of some or all of the assets of Pennichuck or one or more of its subsidiaries or, alternatively, the shares of Pennichuck stock. We remain vehemently opposed to the City’s proposed eminent domain taking of Pennichuck Water assets.

New Hampshire law does not require that our Board of Directors or shareholders ratify or approve a forced sale of assets by eminent domain or the amount of compensation that Pennichuck Water would receive if the City ultimately successfully completes its proposed eminent domain taking of the assets of Pennichuck Water.
Nashua’s Initiation of Eminent Domain Proceedings
Pennichuck entered into an agreement in April 2002 to be acquired in a merger with Aqua America, Inc. (formerly Philadelphia Suburban Corporation). The merger was subject to several conditions, including approval by our shareholders and approval by the NHPUC. In February 2003, before we submitted the merger to our shareholders, we and Aqua America agreed to abandon the proposed transaction because of actions taken by the City to acquire our assets by eminent domain.
The City’s Mayor at that time stated his opposition to our proposed merger with Aqua America after we announced it. In November 2002, the Nashua Board of Aldermen adopted a formal resolution to hold a City-wide referendum to approve the initiation of an eminent domain proceeding or other acquisition of all or a portion of Pennichuck Water’s system serving the residents of the City and others. In January 2003, Nashua residents approved the referendum.
In November 2003, the City made a proposal to purchase all of the Company’s assets for a purchase price of $121 million. The offer was subject to various conditions, including the City’s completion of a municipal bond offering to fund the purchase price. The City claimed that its proposal exceeded by $15 million the approximate value that our shareholders would have received under the proposed Aqua America merger measured at the time that transaction was first announced. The City asserted that the difference would offset the corporate-level income taxes that the Company would incur in a sale of assets to the City. In December 2003, our Board of Directors unanimously rejected the City’s proposal. At that time, we publicly stated that our board had concluded that the City’s proposal was inadequate and not in the best interests of our shareholders, significantly underestimated the value of our assets and failed to recognize both the underlying value of our shares and the potential tax liabilities that would result from the proposed transaction. We also stated that we believed that the City’s proposal failed to make allowances for assuming our long-term debt and other liabilities.
In March 2004, as part of the eminent domain process, the City filed a petition with the NHPUC seeking approval to acquire all of our water utility assets, whether or not related to our Nashua service area. The NHPUC ruled in January 2005 that the City could not use the eminent domain procedure to acquire any of the assets of Pennichuck East or Pittsfield Aqueduct, and that, with regard to the assets of Pennichuck Water, the question of which assets, if any, could be taken by the City was dependent on a determination to be made after a hearing as to what was in the public interest.

Uncertainty Regarding Compensation to Pennichuck Water
As previously stated, on July 25, 2008, the NHPUC issued its order that the taking of the assets of Pennichuck Water is in the public interest provided certain conditions are met, and provided that the City pays $203 million to Pennichuck Water for such assets determined as of December 31, 2008. The conditions include a requirement that the City pay an additional $40 million into a mitigation fund to protect the interests of the customers of Pennichuck East and Pittsfield Aqueduct. Another condition is that the City submit to the NHPUC, for its advance approval, the final operating contracts between the City and its planned contractors. The remaining conditions cover various aspects of the operation and oversight of the water system under City ownership.
Under New Hampshire law, all parties to the proceeding and persons directly affected by the order had 30 days to seek reconsideration or a rehearing before the NHPUC. Our Company and the City of Nashua were the only parties to submit such motions or objections thereto.
The NHPUC’s ruling on any request for reconsideration or a rehearing may be appealed to the New Hampshire Supreme Court, and the Company has stated that, if necessary, it may do so. We cannot predict when the NHPUC will rule on the pending motions from the City and our Company, but we expect that a full rehearing and appeal process could take a year or more. We have publicly stated our willingness to consider any comprehensive settlement proposals the City may wish to make to us. We remain opposed to the City’s proposed eminent domain taking of Pennichuck Water assets.
Considering the rehearing motions that have been filed and despite the compensation determination in the July 2008 NHPUC order, it is difficult to predict the amount of compensation the City would have to pay to Pennichuck Water in the event of a taking of its assets by eminent domain. In the Company’s Motion for Reconsideration and/or Rehearing filed with the NHPUC on August 22, 2008, the Company identified 18 errors that we believe require rehearing, a number of which relate to valuation. For example, one matter with regard to which we believe the NHPUC erred relates to the NHPUC’s decision to exclude from its asset and income approach valuation analysis a 2% long term growth factor in the applicable capitalization rates, the effect of which was to understate the value by approximately $92.7 million. Conversely, in its rehearing motion filed with the NHPUC on August 25, 2008, the City argued that the majority opinion of the NHPUC erred in setting the value of Pennichuck Water assets at $203 million and that, instead, the $151 million valuation supported by the dissenting Commissioner should have been adopted by the majority.
Further information regarding the Eminent Domain Order and the rehearing motions is contained in Pennichuck’s Current Report on Form 10-Q dated November 6, 2008 filed with the SEC.
Right to Appeal
Pennichuck Water and the City as well as any party to the proceedings or any person directly affected thereby has a right to appeal directly to the New Hampshire Supreme Court any order issued by the NHPUC in an eminent domain proceeding. However, the Supreme Court will overturn an order by the NHPUC only if it is demonstrated that the NHPUC has made an error of law or, by a clear preponderance of the evidence, that a factual or policy determination by the NHPUC is contrary to law, unjust or unreasonable. The New Hampshire Supreme Court applies a presumption of reasonableness to factual determinations by the NHPUC.

Certain Tax Considerations
If the City acquires for cash in an eminent domain proceeding any of Pennichuck Water’s assets, Pennichuck Water would be taxed as if it had willingly sold those assets to the City. Unless we are able to utilize a special non-recognition income tax provision discussed below, we would recognize gain for federal income tax purposes at the corporate-level equal to the excess of the aggregate value Pennichuck Water receives for each asset minus the adjusted tax basis of those assets. The aggregate adjusted tax basis of Pennichuck Water’s assets is significantly less than the aggregate adjusted book value of those assets as reflected in our Consolidated Financial Statements appearing in Part II, Item 8 in this Annual Report on Form 10-K. The difference exists primarily because the rate at which we depreciate Pennichuck Water assets for federal income tax purposes is greater than the depreciation rate that we use for financial reporting purposes. Therefore, an asset valuation by the NHPUC equal to or greater than adjusted book value would likely require Pennichuck Water to recognize from such sale a taxable gain and resultant income tax liability that would likely be material in amount. If, for example, we then distributed the remaining cash proceeds from such sale and from the sale of the Company’s remaining assets to our shareholders in liquidation of the Company, another tax would be triggered at the shareholder level if and to the extent the amount of cash distributed exceeds the shareholder’s cost basis in the shares being redeemed.
It may be possible for Pennichuck Water to defer the recognition of gain for tax purposes on a forced sale of assets if within a certain time period it reinvests the amount received from the sale in property that is similar or related in service or use to the property acquired by the City. The rules for replacing real property under these circumstances are less stringent than the rules for replacing personal property. To the extent that some of the assets subject to sale are determined under state and local law to be personal property and not real property, Pennichuck Water will be more limited in its options for locating suitable replacement property for these assets and, thus, less likely to defer any potential tax at the corporate level. Notwithstanding the foregoing, there can be no assurance that Pennichuck Water would be successful in deferring the recognition of any or all of the taxable gain by reinvesting the proceeds in like-kind property, especially considering the risks associated with finding suitable property proximate to the Company’s current location and the magnitude of the amounts that would have to be reinvested.
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
City May Not Proceed with Acquisition
In an eminent domain scenario, the City would not be bound to proceed with the acquisition until ratified by a vote of two-thirds of the Nashua Board of Aldermen. In addition, we expect that the City would need to incur debt financing to fund the purchase. Consequently, even if the NHPUC order withstands rehearing and appeal, there is no assurance that the City will proceed with the acquisition.

Our Opposition to a Forced Sale of Assets
We have vigorously opposed the City’s efforts to force Pennichuck Water to sell its assets to the City through the eminent domain proceeding, and we intend to continue to do so. An important distinction between a forced sale of assets through an eminent domain proceeding and a negotiated acquisition of Pennichuck assets or stock that might result from a comprehensive settlement is that, in the former circumstance, after we have exhausted our legal challenges to a forced sale of assets in an eminent domain proceeding and to the amount of damages that the City would have to pay to us as a consequence of such a taking, neither our Board of Directors nor our shareholders would have any right to approve the taking. Our eminent domain-related expenses have been significant, as disclosed elsewhere in this Annual Report on Form 10-K, and could continue to be significant depending on the outcome of the NHPUC rehearing motion and other factors.
Town of Pittsfield Eminent Domain Actions
The Town of Pittsfield voted at its 2003 town meeting to acquire the assets of our Pittsfield Aqueduct subsidiary by eminent domain. In April 2003, the Town notified us in writing of the Town’s desire to acquire the assets. We responded that we did not wish to sell the assets. Thereafter, no further action was taken by the Town until March 2005, when the Town again voted to take the assets of our Pittsfield Aqueduct subsidiary and also to appropriate $60,000 for the eminent domain process. On March 22, 2005, we received a letter from the Town reiterating the Town’s desire to acquire the assets of our Pittsfield Aqueduct subsidiary. We do not have a basis to evaluate whether the Town will actively pursue the acquisition of our Pittsfield Aqueduct assets by eminent domain, but since the date of the Town’s letter to us, the Town has taken no further legal steps required to pursue eminent domain under New Hampshire RSA Chapter 38.
Town of Bedford Eminent Domain Actions
The Town of Bedford voted at its town meeting in March 2005 to take by eminent domain the Company’s assets within Bedford for purposes of establishing a water utility, and by letter dated April 4, 2005 inquired whether the Company, and any relevant wholly owned subsidiary of the Company, was then willing to sell said assets to Bedford. The Company responded by letter dated June 1, 2005, informing the Town that the Company does not wish to sell those assets located in Bedford that are owned by any of its subsidiaries. The Company has not received a response to its letter, and since the date of the Town’s letter to us, the Town has taken no further legal steps required to pursue eminent domain under New Hampshire RSA Chapter 38. During the hearing regarding the proposed eminent domain taking by Nashua, the witness for the Town of Bedford testified that the Town’s interest in a possible taking of assets of the Company related to a situation in which Nashua might acquire less than all of the Company’s assets, leaving the system in Bedford as part of a significantly smaller utility.
Item 1A. RISK FACTORS
There are various risks involved in investing in our Company, some of which are described below. Investors should carefully consider each of the following factors and all of the other information in this Annual Report on Form 10-K, including information that is incorporated in this Annual Report on Form 10-K by reference.

Risks Related to Our Water Utilities
The City of Nashua’s use of the power of eminent domain to acquire a significant portion of our water utility assets creates uncertainty and may result in material adverse consequences for us and our shareholders.
We are involved in ongoing proceedings with the City of Nashua (the “City”) regarding the City’s desire to acquire all or a significant portion of the water utility assets of Pennichuck Water, our principal subsidiary. The City is pursuing such acquisition pursuant to its power of eminent domain under New Hampshire law. On July 25, 2008, the NHPUC issued an order that the taking of the assets of Pennichuck Water is in the public interest provided certain conditions are met, and that the price to be paid to Pennichuck Water for such assets is $203 million determined as of December 31, 2008. The conditions include a requirement that the City place an additional $40 million into a mitigation fund to protect the interests of the customers of Pennichuck East and Pittsfield Aqueduct. Another condition is that the City submit to the NHPUC, for its advance approval, the final operating contracts between the City and its planned contractors. The remaining conditions cover various aspects of the operation and oversight of the water system under City ownership.
A taking of assets by eminent domain as per the NHPUC order would result in a significant taxable gain and related income tax liability based on the difference between the price paid to Pennichuck Water for the assets taken and Pennichuck Water’s underlying cost or tax basis in such assets. The tax liability would be due currently unless the proceeds of the taking were reinvested in other water utility assets in accordance with certain provisions of the Internal Revenue Code. For a further discussion, see Note 9, “Commitments and Contingencies” in Part II, Item 8 in this Annual Report on Form 10-K.
Under New Hampshire law, all parties to the proceeding and persons directly affected by the order had 30 days to seek reconsideration or a rehearing before the NHPUC. Our Company and the City were the only parties to submit such motions or objections thereto. The NHPUC’s ruling on any request for reconsideration or a rehearing may be appealed to the New Hampshire Supreme Court. We cannot predict when the NHPUC will rule on the pending motions from the City and our Company, but we expect that a full rehearing and appeal process would likely take a year or more. If the City ultimately is successful in obtaining a final determination that it can take some or all of Pennichuck Water’s assets, the City is not required under NHRSA Ch. 38 to complete the taking and could choose not to proceed with the purchase of the assets.
Our Board of Directors and our shareholders would not have the right to approve a forced sale of Pennichuck Water assets to the City in an eminent domain proceeding or the amount of damages that the City would have to pay to Pennichuck Water as a consequence of such a taking. Furthermore, such compensation could give rise to material income tax liabilities at the corporate level, thereby effectively reducing our remaining net assets.
Given the highly integrated nature of our businesses, a forced sale of a significant portion of Pennichuck Water’s assets may result in increased costs and operating inefficiencies borne by our remaining water utilities. Additionally, Service Corporation’s ability to service its existing contracts, as well as pursue additional operating contracts, could be materially impaired. The existence of a pending eminent domain proceeding also could adversely affect our future prospects and result in the loss of key employees.

It is likely that our Company would not have the opportunity to contract to operate for the City all or any portion of the Pennichuck Water system that the City could acquire in an eminent domain proceeding. According to the City’s filings with the NHPUC, if the City acquires all or any portion of the Pennichuck Water system in an eminent domain proceeding, the City intends to enter into an Operation, Maintenance and Management Agreement with Veolia Water North America — Northeast LLC to operate that water system. According to the City’s filings, Veolia is a wholly owned subsidiary of Veolia Environment (a French company, formerly known as Vivendi Environment).
Our vigorous opposition to the City’s efforts to acquire our assets by eminent domain has had, and may continue to have, a material adverse effect on our operating results and has been, and may continue to be, a significant distraction to our management.
We have vigorously opposed the City’s efforts to acquire Pennichuck Water’s assets by eminent domain and intend to continue to do so. Our eminent domain-related expenses have been significant until recently and these expenses will now likely increase substantially as a result of the July 2008 NHPUC order. For 2008, these expenses were approximately $0.2 million, versus $0.9 million in 2007 and $2.4 million in each of 2006 and 2005.
A substantial portion of our senior management’s attention has been and will continue to be devoted to coordinating various aspects of our response to the City’s eminent domain initiative. We cannot assure you that management’s attention to the City’s eminent domain initiative will not adversely affect their oversight of other aspects of our business.
On February 13, 2009 we announced that we engaged an investment banking firm to advise us regarding a possible comprehensive settlement of the ongoing eminent domain dispute with the City of Nashua, New Hampshire. A settlement could involve Nashua’s acquisition of some or all of the assets of Pennichuck or one or more of its subsidiaries or, alternatively, the shares of Pennichuck stock. On November 18, 2008, the City of Nashua announced that it was hiring an investment banking firm to assist it in exploring all possible ways that it might acquire Pennichuck Water Works by means other than eminent domain. Commenting on this development, Duane C. Montopoli, Pennichuck’s President and Chief Executive, said, “As previously publicly stated, we are open to engaging in settlement discussions with the City of Nashua aimed at resolving our dispute outside of eminent domain. Nevertheless, I must caution Pennichuck stakeholders that a comprehensive settlement would require the negotiation and resolution of many complex issues and, therefore, no assurance can be given that Nashua and Pennichuck would ultimately be able to reach a settlement agreement. Moreover, in addition to the approval of two-thirds of Nashua’s Board of Aldermen, a definitive settlement agreement could also be subject to approval by the New Hampshire Public Utilities Commission and, depending on the terms of any settlement, Pennichuck shareholders.”
We have also previously disclosed that we generally do not intend to comment further on the status or substance of any settlement discussions with the City of Nashua unless and until a definitive settlement agreement is entered into.

Our liquidity may be reduced and our cost of debt financing may be increased while the eminent domain controversy remains unresolved, because, while such controversy is ongoing, we may be unable to, or elect not to, issue or remarket debt securities for which Pennichuck may be liable.
Given the highly uncertain ultimate outcome of the eminent domain proceeding, we may find that we are unable to, or elect not to, issue or remarket certain debt securities pending a definitive resolution of the City’s eminent domain petition or we may find that the cost that we incur in connection with the issuance or remarketing of such debt increases materially. If we are unable to, or elect not to, issue or remarket such debt, we would expect to rely primarily on our available cash and short-term investment balances and, thereafter, on our bank revolving credit facility to finance our capital projects. Our borrowing costs under that credit facility would likely be materially higher than tax-exempt bond financing costs. Borrowings under the credit facility would also reduce our liquidity to meet other obligations. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in this Annual Report on Form 10-K.
Our water utility business requires significant capital expenditures and the rates we charge our customers are subject to regulation. If we are unable to obtain government approval of our requests for rate relief, or if approved rate relief is untimely or inadequate to cover our investments, our operating results would suffer.
Our ability to maintain and meet our financial objectives is dependent upon the rates we charge our customers. These rates are subject to approval by the NHPUC. We file rate relief requests, from time to time, to recover our operating expenses and to recover the cost of and earn a return on our investments in utility plant. The water utility business is capital intensive. We typically spend significant sums each year for additions to or replacement of property, plant and equipment. Once we file a rate relief petition with the NHPUC, the ensuing administrative and hearing process may be lengthy and costly. We can provide no assurances that any future rate relief request will be approved by the NHPUC; and, if approved, we cannot guarantee that the rate relief granted will be in a timely or sufficient manner to cover the investments and expenses for which we initially sought such rate relief.
The relatively large magnitude of rate relief that we have currently requested in order to obtain recovery of and a return on recent capital expenditures may adversely affect our ability to obtain timely and adequate rate relief and, therefore, could adversely affect our ability to service the debt that we have incurred.
During 2007 and 2008, our capital expenditures were particularly large due to investments in those years to (a) complete major portions of the upgrade to our water treatment plant to meet more stringent federally mandated water quality standards, (b) complete various water distribution, storage, supply, maintenance, rehabilitation and replacement projects, and (c) implement a proposed radio-based meter reading system.
As a result of the magnitude of our current construction program, our current rate relief requests are significant. There can be no assurance that the NHPUC will approve these rate relief requests in a timely or sufficient manner to cover our investments to date and current expense levels. Our ability to service the debt that we have incurred to finance our construction program would be adversely affected if we were unable to obtain timely and adequate rate relief relating to the capital expenditures incurred to date.

Our financial flexibility may be limited during the next several years, as our long-term debt and our ratio of total debt to total capitalization has increased significantly as a consequence of our debt funding of our capital expenditures.
As of December 31, 2008, our total common equity and total debt were $47.8 million and $66.3 million, respectively, resulting in a total debt to total capitalization ratio of 58.1%. We project that toward the end of our projected 2008-2010 capital expenditures program, our total debt (net of mandatory and discretionary debt re-financings) and our total debt to total capitalization ratio (net of cash balances, if any) will increase further.
The increases in our total debt and in our ratio of total debt to total capitalization may limit our ability to fund our operations, to pay dividends on our common stock and to pursue acquisitions. These increases may also limit our ability to renew or replace our maturing credit facilities or may otherwise adversely affect our access to long-term debt at reasonable costs and terms.
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
The major independent credit rating service providers (i.e., Moody’s, Standard & Poor’s and Fitch Investors Service) have conducted detailed reviews of the credit ratings of AMBAC and several other monoline bond insurers. Such reviews resulted in AMBAC’s ratings having been downgraded. Currently, AMBAC’s Moody’s rating is Baa1 with a developing outlook and its rating from Standard & Poor’s Rating Services is A with a negative outlook. These recent downgrades and the prospect of additional future downgrades may have the effect of diminishing, and in certain instances eliminating, the net benefit to borrowers, including the Company, of utilizing AMBAC bond insurance.
On October 1, 2008 Pennichuck Water repurchased its $6 million Series B-1 Bonds rather that remarketing them and deposited them as treasury bonds with the escrow agent. Pennichuck Water reached this decision in part because the interest rate that it would have had to pay on the Series B-1 Bonds would likely have been significantly higher than the rates paid on similar Pennichuck Water bonds. The increase in indicative rates for the Series B-1 Bonds was due to a variety of factors, including AMBAC’s downgraded ratings and the general credit market conditions at the time. The Company’s decision to repurchase the Series B-1 Bonds was also based in part on its liquidity at the time. If, in the future, the Company has less liquidity at the time of a tax-exempt financing or remarketing and the offered interest rates on its bonds remain high or increase, including increases due to a future AMBAC downgrade, the Company may be forced to accept interest rates on Pennichuck Water bonds that are higher than those previously available to it which could in turn have a material adverse effect on how and whether the Company chooses to conduct tax-exempt financings and remarketings in the future.

No assurance can be given as to the ultimate outcome of the continuing credit reviews of AMBAC’s credit ratings nor can any assurance be given as to the impact of such reviews on interest rates for new issues or remarketings of Pennichuck Water bonds that are insured by AMBAC. Furthermore, no assurance can be given as to the net benefit, if any, to Pennichuck Water of its utilization of AMBAC bond insurance. In the absence of any net benefit, Pennichuck Water may seek alternate forms of third party credit enhancement (for example, bank letters of credit) or may seek to borrow on a stand-alone basis. No assurance can be given as to availability, terms and conditions and net benefit, if any, through the utilization of alternate third party credit enhancement. Furthermore, should Pennichuck Water seek to borrow on a stand-alone basis, its cost of borrowing is likely to be higher than, and its borrowing terms and conditions are likely to be less flexible than, comparable results for borrowings supported by the Aaa bond insurance policy anticipated at the October 2005 implementation of the tax-exempt bond financing program for funding its water treatment plant upgrade project and other capital improvements.
We may not be able to maintain our existing indebtedness or to incur additional indebtedness under our existing long-term and revolving debt facilities, if our future credit ratios do not satisfy the requirements under those facilities.
Our ability to issue long-term debt is subject to us satisfying certain financial ratios at the time of such borrowing (i.e., debt incurrence tests). Similarly, our ability to access funds under our revolving credit facility is subject to maintaining certain financial ratios (i.e., maintenance tests). These ratios limit the amount of long-term debt relative to net plant and the amount of total debt to total capitalization and also specify minimum amounts of earnings and cash flow available to pay interest and fixed charges as a percentage of such interest and fixed charge amounts. We were in compliance with such tests as of December 31, 2008. Our ability to incur significant additional long-term debt and to continue to satisfy these tests depends, among other factors, on receipt of timely and adequate rate relief.
Should we be unable to issue long-term debt, to borrow under our revolving credit facility or otherwise to access traditional sources of funds at reasonable costs and terms, our ability to finance our future capital expenditures program on a timely basis could be materially impaired. In such event, we may need to seek other forms of capital at less favorable costs and terms or defer or reduce some of our capital expenditures. Any delay in implementing or completing capital improvements could adversely affect our ability to request and receive rate relief from the NHPUC relating to capital expenditures incurred by us and could give rise to contractual penalties.
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
An eminent domain taking or temporary use by any governmental body of all or substantially all of the tangible property of Pennichuck Water used or useful in its business as a water company would result in a mandatory redemption of our long-term debt. We expect that any taking of Pennichuck Water’s assets by the City in the eminent domain matter now pending before the NHPUC (or a bona fide sale in lieu of such taking has occurred) would represent the taking of substantially all of Pennichuck Water’s tangible property used or useful in its business as a water company and would therefore trigger mandatory redemption of our long-term debt. Similarly, our revolving credit facility with Bank of America provides that any indebtedness outstanding under the facility would be due upon the City acquiring all or a material portion of Pennichuck Water’s assets in an eminent domain proceeding. Also, no new borrowings would be permitted under such facility. Such acceleration could adversely affect our financial condition and operating results if we are unable to repay such indebtedness at that time or to refinance the indebtedness on equally favorable terms and conditions or to incur new borrowings.
We may be restricted by one or more debt agreements from paying dividends in amounts similar to dividends that our Company has paid in recent periods, or, in more unlikely circumstances, from continuing to pay any dividend.
There can be no assurance that we will continue to pay dividends in the future or, if dividends are paid, that they will be in amounts similar to dividends that our Company has paid in recent periods. It is our current intention, however, to continue to pay comparable cash dividends in the future, subject to the terms of our Company’s debt agreements. Certain bond and note agreements as well as our revolving credit facility impose restrictions on the payment or declaration of dividends.
The loss of a significant commercial or industrial customer can and has adversely affected our operating results and cash flows.
Our revenues will decrease, and such decrease may be material, if one or more significant commercial or industrial customers terminate, or materially reduce, their use of our water. If any large commercial or industrial customer reduces or ceases its consumption of our water, we may seek NHPUC approval to increase the rates of our remaining customers to recover any lost revenues. There can be no assurance, however, that the NHPUC would approve such a rate relief request, and even if it did approve such a request, it would not apply retroactively to the date of the reduction in consumption. The delay between such date and the effective date of the rate relief may be significant and adversely affect our operating results and cash flows.

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
We depend primarily on surface water from the Pennichuck Brook and, to a lesser extent, the Merrimack River in Nashua, New Hampshire to meet the present and future water demands of our customers. Unexpected conditions may interfere with our water supply sources. Drought and overuse may limit the availability of surface water. These factors might adversely affect our ability to supply water in sufficient quantities to our customers and our revenues and operating results may be adversely affected. Additionally, cool and wet weather, as well as drought restrictions and our customers’ conservation efforts, may reduce consumption demands, also adversely affecting our revenues and operating results. Furthermore, freezing weather may also contribute to water transmission interruptions caused by pipe and main breakage. If we experience an interruption in our water supply, it could have a material adverse effect on our operating results, financial condition and cash flows.

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
Damage to any of our dams may adversely affect our financial condition, revenues, operating results and cash flows.
Pennichuck Water owns seven dams, including four impounding dams which are situated on the Nashua and Merrimack border. A failure of any of those dams could result in injuries and property damage downstream for which we may be liable and which may adversely affect our financial condition, revenues and operating results. The failure of a dam would also adversely affect our ability to supply water in sufficient quantities to our customers and could adversely affect our financial condition, revenues, operating results and cash flows.
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

Risks Related to Our Water Management Business
Our water management subsidiary’s revenue growth depends on its ability to enter into new operating contracts and maintain its existing contracts with municipalities, communities and non-transient, non-community water systems.
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
Clients of Service Corporation are owners of the facilities that we operate under contract. The facilities must be operated in accordance with various federal and state water quality standards. We also handle certain hazardous materials at these facilities, for example, sodium hydroxide. Any failure of our operation of the facilities, including noncompliance with water quality standards, hazardous material leaks and spills, and similar events, could expose us to environmental liabilities, claims and litigation costs. There is no assurance that we will successfully manage these issues and failure to do so could have a material adverse effect on our future results of operations.
Risks Related to Our Real Estate Activities
The cost of obtaining development permits and other land use approvals, as well as fluctuations in interest rates, construction costs and economic conditions prevailing in the Nashua/Merrimack area and the supply of investment capital for commercial real estate and related assets, could adversely affect the value of our undeveloped land.
Primarily through our Southwood subsidiary, we own or control several parcels of non-utility undeveloped land in Nashua and Merrimack, New Hampshire, comprising approximately 450 acres. During the next several years, if and to the extent that opportunities arise, we expect to pursue, directly or indirectly, the permitting and other land use approvals necessary to realize some or all of the value of those parcels. We may undertake those efforts either alone or in concert with others. The value we realize for our undeveloped land will depend primarily on whether development permits and other land use approvals can be obtained in a timely, cost effective manner. The process of obtaining such permits and approvals is inherently uncertain, lengthy and expensive. The value of our undeveloped land may also be affected by fluctuations in interest rates, construction costs and economic conditions prevailing in the Nashua/Merrimack area and the supply of investment capital for commercial real estate and related assets.

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
•	Classified Board of Directors
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
•	Authorized Shares
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

•	Shareholder Rights Plan
Our Board of Directors has adopted a shareholder rights plan. The rights plan is intended to improve the bargaining position of our Board of Directors in the event of an unsolicited offer to acquire the Company’s outstanding common stock. Under the terms of the rights plan, a preferred stock purchase right is attached to each share of our common stock that is currently outstanding or becomes outstanding before the rights become exercisable, are redeemed or expire. The rights will become exercisable only if an individual or group has acquired or obtained the right to acquire or announced a tender or exchange offer that if consummated would result in such individual or group acquiring beneficial ownership of 15% or more of our outstanding common stock. Upon the occurrence of a triggering event, the rights will entitle every holder of our common stock, other than the acquirer, to purchase our stock or stock of our successor on terms that would likely be economically dilutive to the acquirer. Our Board of Directors, however, has the power to amend the rights plan so that it does not apply to a particular acquisition proposal or to redeem the rights for a nominal value before they become exercisable. We believe these features will likely encourage an acquirer to negotiate with our Board of Directors before commencing a tender offer or to condition a tender offer on the board taking action to prevent the rights from becoming exercisable.
Effective March 2, 2009, the Rights Agreement was amended to give the Board of Directors the right, in its sole discretion, to determine if any individual or group (including all of their affiliates and associates) should be exempted from being the beneficial owner and/or acquiring beneficial ownership of 15% or more of the outstanding common stock of the Company subject to certain terms and conditions (if any) that the Board of Directors may establish for said exemption.
•	Supermajority Shareholder Approval May be Required for Fundamental Transactions with an “Interested Shareholder”
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
Commercial Plant & Leased Office Space
Pennichuck Water owns a building in Nashua which serves as an operations center and storage facility for our construction and maintenance activities.
In May, 2008, Pennichuck Water renegotiated its long-term lease arrangement for approximately 20,000 square feet of office space located in Merrimack, New Hampshire. This office space serves as Pennichuck Corporation’s headquarters. The renegotiated lease expires in April 2014, with Pennichuck Water having the option to terminate the lease on April 30, 2011 without penalty.
The properties used in our water utility business are described in Part I, Item 1, “Business” under the heading “Regulated Water Utilities” in this Annual Report on Form 10-K.
The properties used in our real estate business are described in Part I, Item 1, “Business” under the heading “Real Estate Management and Commercialization” in this Annual Report on Form 10-K.
Except as discussed in Note 3, “Debt” in Part II, Item 8 in this Annual Report on Form 10-K, there are no mortgages or encumbrances on our properties.
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

4.	Approximately 650 of land located in Nashua and Merrimack which are owned and held for watershed and reservoir purposes.
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
Pittsfield Aqueduct owns the land surrounding Berry Pond and it treats the water from this Pond through a 0.5 mgd water filtration plant located in the Town of Pittsfield, New Hampshire. Berry Pond serves as the sole source of supply for the Town of Pittsfield. The sources of supply for the Locke Lake and Sunrise Estates water systems are individual bedrock wells. The Birch Hill water system acquires its water from the North Conway Water Precinct.
Water Distribution Facilities
As of December 31, 2008, the distribution facilities of our Company’s regulated water utilities consisted of, among other assets, the following:

	Pennichuck	Pennichuck	Pittsfield
	Water	East	Aqueduct	Total
Transmission & distribution mains (in miles)	440	134	41	615
Service Connections	26,007	5,486	1,773	33,266
Hydrants	2,442	461	71	2,974
Land Held for Future Commercialization
As of December 31, 2008, the remaining portfolio of non-utility undeveloped land held for future commercialization totaled approximately 450 acres. Titles to these properties are held in the name of either Pennichuck Corporation or Southwood Corporation and are managed by Southwood. The portfolio is comprised of 8 separate parcels. One parcel, aggregating approximately 40 acres, is located within the municipality of Nashua, New Hampshire and the remaining 7 parcels, aggregating 410 acres, are located within the municipality of Merrimack, New Hampshire.
The entire portfolio of land held for future commercialization is classified under “current use” status, resulting in an assessment that is based on the property’s actual use and not its highest or best use.

Item 3. LEGAL PROCEEDINGS
The City of Nashua, New Hampshire (the “City”) is engaged in an ongoing effort that began in 2002 to acquire all or a significant portion of the assets of Pennichuck Water, our largest utility subsidiary, through an eminent domain proceeding under New Hampshire Revised Statutes Annotated (“NHRSA”) Chapter 38. On July 25, 2008, the NHPUC issued its order in this matter, ruling that a taking of the assets of Pennichuck Water is in the public interest provided certain conditions are met, and provided that it pay to Pennichuck Water $203 million for such assets measured as of December 31, 2008. The conditions include a requirement that Nashua pay an additional $40 million into a mitigation fund to protect the interests of the customers of Pennichuck East and Pittsfield Aqueduct. Another condition is that the City submit to the NHPUC, for its advance approval, the final operating contracts between the City and its planned contractors. The remaining conditions cover various aspects of the operation and oversight of the water system under City ownership. Under New Hampshire law, all parties to the proceeding and persons directly affected by the NHPUC’s July 2008 order have 30 days to seek reconsideration or a rehearing before the NHPUC. Our Company and the City of Nashua were the only parties to submit such motions in August and September 2008. See Part I, Item 1, “Business” for a discussion of the background of the proceeding, the issues and uncertainties associated with the proceeding and the possible outcomes of the proceeding, which discussion is incorporated by reference into this Item. We are opposed to the City’s proposed eminent domain taking of Pennichuck Water assets. The Company has stated publicly, however, that it remains open to engaging in settlement discussions with the City aimed at resolving this dispute outside of eminent domain.
The NHPUC’s ruling on any request for reconsideration or a rehearing may be appealed to the New Hampshire Supreme Court and the Company has stated that, if necessary, it may do so. We cannot predict when the NHPUC will rule on the pending motions from the City and our Company, but we expect that a full rehearing and appeal process could take a year or more.
If the City ultimately is successful in obtaining a final determination that it can take some or all of Pennichuck Water’s assets by eminent domain, it is not required under NHRSA Ch. 38 to complete the taking and could ultimately choose not to proceed with the purchase of the assets. The Company cannot predict the ultimate outcome of these matters. It is possible that, if the acquisition efforts of the City are successful, the financial position of the Company would be materially impacted.
See Part I, Item 1A, “Risk Factors” for a discussion of the risks and uncertainties associated with this proceeding.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K, no matters were submitted to a vote of security holders.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the NASDAQ Global Market and trades under the symbol “PNNW.” On March 6, 2009, there were 616 holders of record of the 4,252,625 shares of our common stock outstanding. The closing price per share of our common stock on March 6, 2009 was $18.39. The following table sets forth the comparative market prices per share of our common stock based on the high and low closing sale prices as reported on the NASDAQ Global Market during the applicable periods and the cash dividends declared per share by our Company during those periods.

			Dividends
Period	High	Low	Declared
2008
Fourth Quarter	$23.14	$18.20	$.165
Third Quarter	23.59	19.27	.165
Second Quarter	24.00	21.19	.165
First Quarter	27.64	20.99	.165

2007
Fourth Quarter	$26.71	$23.72	$.165
Third Quarter	26.92	23.26	.165
Second Quarter	26.88	22.87	.165
First Quarter	24.45	20.05	.165
We expect to continue to pay comparable cash dividends in the future, subject to the terms of our debt agreements. Certain covenants in Pennichuck Water’s and Pennichuck East’s loan agreements, as well as our Bank of America revolving credit loan agreement, effectively restrict our ability to upstream common dividends from Pennichuck Water and Pennichuck East, as well as to pay common dividends to our shareholders, under certain circumstances.
Several of Pennichuck Water’s loan agreements contain a covenant that requires it to maintain a minimum net worth of $4.5 million. As of December 31, 2008, Pennichuck Water’s net worth was $42.2 million. One of Pennichuck East’s loan agreements contains a covenant that requires it to maintain a minimum net worth of $1.5 million. As of December 31, 2008, Pennichuck East’s net worth was $6.5 million. Additionally, our Bank of America revolving credit loan agreement contains a covenant that requires we maintain a minimum consolidated tangible net worth of $37.0 million plus the amount of equity proceeds subsequent to December 31, 2007, which amount was not material. As of December 31, 2008, our consolidated net worth was $47.8 million.
See Note 3, “Debt” in Part II, Item 8 in this Annual Report on Form 10-K for further discussion regarding these and other debt covenants.

The following graph provides a comparison of the yearly cumulative total shareholder return on the common stock of our Company for the last five years with the yearly cumulative total return on the Standard & Poor’s 500 Index and the average yearly cumulative total return of an industry peer group over the same period, assuming a $100 investment on December 31, 2003. All of these cumulative returns are computed assuming the reinvestment of dividends at the frequency with which dividends were paid during applicable years. Historical stock performance during this period may not be indicative of future stock performance.

	Base
	Period
Company Name / Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Pennichuck Corp	100	95.30	102.79	105.01	142.37	112.67
S&P 500 Index	100	110.88	116.33	134.70	142.10	89.53
New peer group *	100	115.55	151.73	152.03	145.21	140.30
Old Peer Group **	100	115.15	150.56	150.83	145.23	139.88

*
The new Peer Group companies consist of American States Water Co., Aqua America Inc., Artesian Resources Corporation, California Water Service Group, Connecticut Water Service Inc., Middlesex Water Company, SJW Corporation, Southwest Water Company and The York Water Company. The changes in the peer group were made to exclude our company and BIW Ltd. which was acquired in 2008.

**
The old Peer Group companies consist of American States Water Co., Aqua America Inc., Artesian Resources Corporation, BIW Ltd. (acquired in January 2008), California Water Service Group, Connecticut Water Service Inc., Middlesex Water Company, Pennichuck Corporation, SJW Corporation, Southwest Water Company and The York Water Company.

It should be noted that this graph represents historical stock performance and is not necessarily indicative of any future stock price performance.

Item 6. SELECTED FINANCIAL DATA
We have derived the selected historical financial data as of and for each of the years presented from our audited consolidated financial statements and related notes. You should read the information below in conjunction with our consolidated historical financial statements and related notes appearing in Part II, Item 8 in this Annual Report on Form 10-K and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Part II, Item 7 in this Annual Report on Form 10-K. Stock information has been adjusted to reflect the four-for-three stock split effected June 1, 2005.

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
		(000’s, except share and per share data)
Consolidated Statements of Income:
Operating revenues:
Water utility operations	$28,303	$27,217	$21,974	$21,551	$19,601
Water management services	2,647	2,287	2,334	2,051	1,932
Real estate operations	20	23	106	206	1,304
Other	9	8	67	56	55

Total operating revenues	30,979	29,535	24,481	23,864	22,892

Operating expenses:
Water utility operations	21,169	19,437	18,246	16,839	15,192
Water management services	2,272	2,092	2,093	1,818	1,341
Real estate operations	59	296	215	218	282
Other	69	44	274	158	28

Total operating expenses	23,569	21,869	20,828	19,033	16,843

Operating income	7,410	7,666	3,653	4,831	6,049
Eminent domain and regulatory investigation expenses, net	(217)	(897)	(2,355)	(2,391)	(1,364)
Net earnings (loss) from investments accounted for under the equity method	3,390	60	(34)	15	195
Other (expense) income, net	(110)	1,255	713	41	31
Allowance for funds used during construction	453	517	1,015	318	93
Interest income	187	166	428	226	3
Interest expense	(3,649)	(2,875)	(2,501)	(2,275)	(2,048)

Income before provision for income taxes	7,464	5,892	919	765	2,959
Provision for income taxes	(2,743)	(2,311)	(349)	(291)	(1,140)
Minority interest	—	—	—	3	1

Net income	$4,721	$3,581	$570	$477	$1,820

Earnings per common share (diluted)	$1.11	$0.84	$0.14	$0.13	$0.57

Weighted average shares outstanding (diluted)	4,266,129	4,269,241	4,215,724	3,709,962	3,211,487

Cash dividends declared per common share	$0.66	$0.66	$0.66	$0.66	$0.65

	As of December 31,
	2008	2007	2006	2005	2004
			(000’s)
Consolidated Balance Sheets:
Property, plant and equipment, net	$151,319	$140,326	$124,160	$102,093	$90,886
Total assets	174,954	168,588	144,905	133,586	102,127
Line of credit	1,465	—	—	—	3,800
Current portion of long-term debt	5,199	6,675	474	118	9,889
Long-term debt including current portion	64,785	64,672	48,170	41,456	26,835
Shareholders’ equity	47,780	45,565	44,550	45,636	30,151
Total capitalization including line of credit	114,030	110,237	92,720	87,092	60,786

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
Pennichuck Corporation is a non-operating holding company whose income is derived from the earnings of five wholly owned subsidiaries. We are engaged primarily in the collection, storage, treatment and distribution of potable water for domestic, industrial, commercial and fire protection service in New Hampshire through our three utility subsidiaries: Pennichuck Water Works, Inc. (“Pennichuck Water”), Pennichuck East Utility, Inc. (“Pennichuck East”) and Pittsfield Aqueduct Company, Inc. (“Pittsfield Aqueduct”). Our water utility revenues constituted 91% of our consolidated revenues in 2008. Pennichuck Water, our principal subsidiary which was established in 1852, accounted for 71% of our 2008 consolidated revenues. Pennichuck Water’s franchise area presently includes the City of Nashua, New Hampshire (the “City”) and 10 surrounding municipalities.
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
The businesses of our two other subsidiaries are non-regulated water management services and real estate development and investment. Pennichuck Water Service Corporation (“Service Corporation”) provides various non-regulated water-related monitoring, maintenance, testing and compliance reporting services for water systems for various towns, businesses and residential communities in and around southern and central New Hampshire and eastern Massachusetts. Its most significant contracts are with the Towns of Hudson and Wilton, New Hampshire and the Towns of Salisbury and Barnstable, Massachusetts.

The Southwood Corporation (“Southwood”) is engaged in real estate management and commercialization activities. Historically, most of Southwood’s activities have been conducted through real estate joint ventures. During the past 10 years, Southwood has participated in four residential real estate joint ventures and four commercial real estate joint ventures with John P. Stabile II, (“Stabile”) a local developer. Southwood’s earnings and gains have from time to time during that period contributed a significant percentage of our consolidated net income, and have increased the fluctuations in our net income during that period. While we expect to pursue the orderly commercialization of our remaining approximately 450 acres of undeveloped non-utility land over the next several years as an element of our overall business strategy, we expect generally that Southwood will contribute a smaller proportion of our consolidated revenues and earnings in the future.
As you read Management’s Discussion and Analysis, refer to our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements in Item 8 in this Annual Report on Form10-K Report.
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
Forward-looking statements involve risks and uncertainties, and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Such factors include, among other things, the timing and results of possible eminent domain settlement discussions with the City of Nashua, the timing and results of a rehearing before the NHPUC regarding its eminent domain order (the “Eminent Domain Order”) in favor of the City, the timing and results of a possible appeal to the New Hampshire Supreme Court regarding the Eminent Domain Order, the impact of an eminent domain taking by the City on business operations and net assets, the success of applications for rate relief, changes in governmental regulations, changes in the economic and business environment that may impact demand for our water and real estate products, changes in capital requirements that may affect our level of capital expenditures, changes in business strategy or plans and fluctuations in weather conditions that impact water consumption. These risks and others are described elsewhere in this Annual Report on Form 10-K, including particularly under Part I, Item 1A, “Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Events Significantly Affecting Our Earnings During Recent Years
Overview
Our earnings during the five-year period ended December 31, 2008 were significantly affected by the following events that occurred during one or more years in that period:
•	Sale of land and building owned by HECOPs I, II and III in January 2008;
•	Sale of one cell tower lease in 2006 and eight cell tower leases in 2007;
•	Increased recorded amounts of AFUDC as a result of the ongoing upgrade of our water treatment plant;
•
Costs associated with our actions to oppose ongoing efforts by the City of Nashua to acquire all or a significant portion of the assets of Pennichuck Water through an eminent domain proceeding under New Hampshire utility law;

•
Defense and settlement costs related to parallel investigations by the U.S. Securities and Exchange Commission (the “SEC”) and the New Hampshire Bureau of Securities Regulation (the “Bureau”) that were conducted primarily in 2003 and settled in December 2004; and

•	Sales of land by Southwood, which were especially significant in 2004.
Southwood Real Estate-Related Revenues
Our revenues and earnings were positively affected by sales of Southwood land during two of the past five years. The following table sets forth the amount of revenues that we recognized during each year in the 2004 to 2008 period attributable to those land sales and the percentage that those revenues represented of our total revenues during each of those years.

		% of
	Southwood	Consolidated
Year	Land Sales	Revenues
	(000’s)
2004	$1,224	5.3%
2005	—	0.0%
2006	35	0.1%
2007	—	0.0%
2008 (a)	—	0.0%

(a)
Excludes the January 2008 sale of three commercial real estate properties that comprised substantially all of the assets of HECOP I, II and III as more fully described in Note 4, “Equity Investments in Unconsolidated Companies” in Part II, Item 8 in this Annual Report on Form 10-K .

While we expect to pursue the orderly commercialization of approximately 450 acres that comprise our remaining undeveloped non-utility land over the next several years as an element of our overall business strategy, we expect that Southwood’s revenues from land sales will constitute a relatively minor percentage of our consolidated revenues in the future.

City of Nashua’s Ongoing Eminent Domain Proceeding
The City of Nashua, New Hampshire (the “City”) is engaged in an ongoing effort that began in 2002 to acquire all or a significant portion of the assets of Pennichuck Water, our largest utility subsidiary, through an eminent domain proceeding under New Hampshire Revised Statutes Annotated (“NHRSA”) Chapter 38. See Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for a discussion of the background of the proceeding, the issues and uncertainties associated with the proceeding and the possible outcomes of the proceeding which discussions are incorporated herein by reference. We are opposed to the City’s proposed eminent domain taking of Pennichuck Water assets.
Our annual eminent domain-related expenses in 2004 through 2008 were $1.2 million, $2.4 million, $2.4 million, $0.9 million and $0.2 million, respectively.
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
Regulatory Accounting
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
We did not defer the costs associated with our defense against the City’s ongoing eminent domain proceeding.

Revenue Recognition
The revenues of our water utility subsidiaries are based on authorized rates approved by the NHPUC. Estimates of water utility revenues for water delivered to customers but not yet billed are accrued at the end of each accounting period. We read our customer meters on a monthly basis and record revenues based on meter reading results. Unbilled revenues from the last meter-reading date to the end of the accounting period are estimated based on historical usage and the effective water rates. Actual results could differ from those estimates. Accrued unbilled revenues recorded in the accompanying consolidated financial statements as of December 31, 2008 and 2007 were approximately $2.9 million and $2.4 million, respectively.
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
In accordance with SFAS No. 87, “Employers Accounting for Pensions” and SFAS No. 106, "Employers Accounting for Post-retirement Benefits Other than Pensions”, changes in pension and post-retirement benefit obligations other than pensions (“PBOP”) associated with these factors may not be immediately recognized as pension and PBOP costs in the consolidated statements of income, but generally are recognized in future years over the remaining average service period of the plans’ participants.
In determining pension obligation and expense amounts, the factors and assumptions described above may change from period to period and such changes could result in material changes to recorded pension and PBOP costs and funding requirements. Further, the value of our pension plan assets are subject to fluctuations in market returns which may result in increased or decreased pension expense in future periods.
Although our pension plan currently meets the minimum funding requirements of the Employee Retirement Income Security Act of 1974, market declines significantly impacted the value of our pension plan assets in 2008 which we expect will unfavorably impact pension expense in 2009. Accordingly, we currently anticipate that we will contribute approximately $1.0 million to the plan during 2009 as compared to $836,000 in 2008.

Results of Operations—General
In this section, we discuss our 2008, 2007 and 2006 results of operations and the factors affecting them. Our operating activities, as discussed in greater detail in Note 10 to the Notes to Consolidated Financial Statements, are grouped into three reportable business segments as follows:
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
Results of Operations—2008 Compared to 2007
Overview
For the year ended December 31, 2008, our consolidated net income was $4.7 million, compared to net income of $3.6 million for the year ended December 31, 2007. On a per share basis, fully diluted income per share for 2008 was $1.11 as compared to $0.84 per share for 2007. The principal factors that affected current year net income, relative to prior year net income, are the following:
•	Rate relief granted by the NHPUC to all three of our regulated water utilities;
•
Record rainfall levels in southern New Hampshire during the third quarter of 2008 which substantially reduced demand for our Company’s water, and therefore water utility revenues, during what is typically the highest demand quarter in the year;

•
A 2008 non-operating after-tax gain of approximately $2.3 million ($3.4 million before federal income tax) from the sale of land and three commercial office buildings by three of our four HECOP joint ventures;

•	A 2007 non-operating gain of $1.2 million (pre-tax) from the sale of eight cell tower leases;
•	An increase in 2008 regulated water utility operating expenses of approximately $1.7 million;
•	An increase in 2008 interest expense of $774,000;
•	A reduction in 2008 eminent domain-related costs of $680,000 (2007 costs were net of a $250,000 cash payment from the City of Nashua); and
•	An increase in the 2008 provision for income taxes of $432,000.

Water Utility Operations
Our water utility operations include the activities of Pennichuck Water, Pennichuck East and Pittsfield Aqueduct, each of which is regulated by the NHPUC. On a combined basis, operating income of our three utilities for the year ended December 31, 2008 was $7.1 million, a decrease of $646,000 from 2007.
Our water utility operating revenues increased to approximately $28.3 million in 2008, or 4.0% from 2007, as shown in the following table.

	Year Ended December 31,
	2008		2007		Change
		(000’s)
Pennichuck Water	$22,097	78%	$21,780	80%	$317
Pennichuck East	5,088	18%	4,654	17%	434
Pittsfield	1,118	4%	783	3%	335

Total	$28,303	100%	$27,217	100%	$1,086

Water utility operating revenues increased by $1.1 million due principally to the application of higher water rates granted by the NHPUC to all three of the Company’s utilities (Pennichuck Water, Pennichuck East and Pittsfield Aqueduct) to substantially reduced water usage volumes resulting from record rainfall levels in the third quarter of 2008. Recorded rainfall in the third quarter of 2008, as reported to the National Weather Service from our Nashua water treatment plant, set an all time record of 25 inches compared to the prior record of 20 inches in 1991 and the long term average of 10 inches for the same period. In addition, the record rainfall was spread relatively evenly over each of the three months in the third quarter, further impacting customers’ summer irrigation and other outdoor usage during that quarter and into the fourth quarter of 2008. See Part I, Item 1, “Regulation” in this Annual Report on Form 10-K for a discussion of 2008 rate matters.
For the year ended December 31, 2008, approximately 21% of our water utility operating revenues were derived from commercial and industrial customers, approximately 66% from residential customers, with the balance being derived from fire protection and other billings to municipalities, principally the City of Nashua and the towns of Amherst, Merrimack and Milford, New Hampshire.
We believe that due to the combined effects of the current economic slowdown, changing demographics and conservation measures, water consumption from existing customers has generally been declining. We also believe that further consumption decline may result from increased customer conservation efforts as a result of current and future rate increases and the recently completed implementation of monthly billing which replaced quarterly billing for all our customers.

For the year ended December 31, 2008, utility operating expenses increased by approximately $1.7 million, or approximately 8.9%, to approximately $21.2 million as shown in the table below.

	Year Ended December 31,
	2008	2007	Change
		(000’s)
Operations & maintenance	$14,312	$13,608	$704
Depreciation & amortization	3,990	3,468	522
Taxes other than income taxes	2,867	2,361	506

Total	$21,169	$19,437	$1,732

The change in our utilities’ operating expenses over the same period in 2007 was primarily the result of the following:
•
Increased depreciation and amortization expense totaling $522,000 and increased property taxes of $506,000 principally due to the completed portions of the water treatment plant upgrade for Pennichuck Water;

•	$372,000 of increased production costs largely related to increased fuel, power and purification costs;
•	$161,000 of increased transmission and distribution costs relating to repair or replacement of gates, mains, meters and hydrants, supplies, fuel and labor costs; and
•
$125,000 of increased general and administrative costs primarily relating to higher costs for employee benefits and property and casualty insurance, offset in part by a reduction in accrued bonuses resulting from operating performance variations between the comparable periods.

As a result of the above changes in operating revenue and operating expenses, water utility operating income declined by $646,000 or 8.3% to $7.1 million for the year ended December 31, 2008 compared to the year ended December 31, 2007.
Water Management Services
The following table provides a breakdown of revenues from our non-regulated water service business for the years ended December 31, 2008 and 2007.

	Year Ended December 31,
	2008	2007	Change
		(000’s)
Municipal contracts (base fees under contracts)	$1,173	$1,083	$90
Municipal contracts (additional to base scope of contracts)	623	390	233
Community system contracts	335	368	(33)
WaterTight and other	516	446	70

Total	$2,647	$2,287	$360

Municipal base contract fees increased by $90,000 primarily due to annual adjustments to the base fees charged to existing customers as a result of CPI indexed increases provided for in our contracts. The increase in additional contract work of $233,000 was due principally to major projects undertaken for our Salisbury, MA customer, extra work performed for customers to repair and restore facilities as a result of a major December 2008 ice storm, and an increase in compliance work for some of our small systems customers (i.e. arsenic removal systems and other treatment improvements). Watertight and other income increased by $70,000 principally due to a $42,000 increase in contract testing programs.
For the year ended December 31, 2008, total operating expenses associated with our non-regulated water service business increased $180,000 from 2007. Maintenance costs for servicing our various operating contracts increased by $274,000. The increase in maintenance expense was partially offset by a decrease in the amount of professional, marketing and general and administrative expenses of $50,000 and a decrease of $56,000 for bad debt expense.
As a result, operating income related to the water service business increased 92% to $375,000 for the year ended December 31, 2008.
Real Estate Operations
As of December 31, 2008 and 2007, the Company, principally through its Southwood subsidiary, owned approximately 450 acres of non-utility undeveloped land in southern New Hampshire. As of December 31, 2008, Southwood also held a 50% ownership interest in one real estate joint venture organized as a limited liability company. As of December 31, 2007, Southwood held a 50% ownership interest in four real estate joint ventures organized as a limited liability companies.
The Company expects to pursue the commercialization of 450 acres of non-utility undeveloped land in southern New Hampshire, over the next several years as market conditions improve.
For the year ended December 31, 2008, Southwood’s equity share of pre-tax earnings from the four real estate joint ventures (HECOP I, II III and IV) was approximately $3.4 million, compared to $60,000 for the year ended December 31, 2007. The increase in the joint ventures pre-tax earnings was due principally to an approximately $3.4 million gain (before federal income tax) from the January 2008 sale of the three commercial real estate properties owned by three of the four joint ventures. In December 2008, the three joint ventures that held these properties (HECOP I, II and III) were dissolved.
The real estate assets sold by three of the four joint ventures comprised substantially all of the assets of those three joint ventures. The fourth joint venture currently owns undeveloped land and generates no revenue. Consequently, earnings or losses from these joint ventures for the foreseeable future are expected to be insignificant.
Expenses associated with our real estate operations were $59,000 and $296,000 for the year ended December 31, 2008 and 2007, respectively. The decrease of $237,000 was attributable to a decrease in salaries and benefits of approximately $177,000 and a decrease in the intercompany management fee of $47,000.
Eminent Domain Expenses, Net
Our eminent domain expenses were $217,000 for the year ended December 31, 2008 as compared to $897,000 for the year ended December 31, 2007. The 2008 eminent domain expenses were primarily attributable to reviewing and analyzing the NHPUC’s July 25, 2008 eminent domain order and preparing our motion for rehearing filed in August 2008. The amount for the year ended December 31, 2007 is net of a $250,000 cash payment received from the City of Nashua pursuant to an agreement with the City to suspend the eminent domain hearings. The 2007 eminent domain expenses were primarily attributable to expenses incurred in preparing for and conducting the merits hearing, and to a lesser extent, expenses related to settlement discussions.

Other (Expense) Income, Net
Other (expense) income, net for the year ended December 31, 2008 was $(110,000) as compared to $1.3 million for the year ended December 31, 2007. Included in other income in 2007 is a gain on the sale of eight cell tower leases in the amount of $1.2 million.
Allowance for Funds Used During Construction (“AFUDC”)
For the year ended December 31, 2008 and 2007, we recorded AFUDC of approximately $453,000 and $517,000, respectively. The $64,000 decrease is largely attributable to the completion of certain large projects qualifying for AFUDC during the reported periods. This trend is expected to continue principally because the upgrade to Pennichuck Water’s water treatment plant is scheduled for completion in early 2009.
Interest Income
For the year ended December 31, 2008 and 2007, we recorded interest income of approximately $187,000 and $166,000, respectively. The increase of $21,000 is primarily attributable to higher short-term investment balances throughout the year.
Interest Expense
For the year ended December 31, 2008, our interest expense was approximately $3.6 million, compared to $2.9 million in 2007. The increase of $774,000 is primarily attributable to the issuance of $15.0 million principal amount tax-exempt bonds in October 2007 and an additional $5 million of tax-exempt bonds in May 2008. Partially offsetting this increase was the October 1, 2008 redemption of Pennichuck Water’s $6 million Series B-1 Bonds. Interest expense in both periods primarily represents interest on long-term indebtedness of our Company’s three regulated water utilities.
Provision for Income Taxes
For the year ended December 31, 2008 and 2007, we recorded an income tax provision of $2.7 million and $2.3 million, respectively. The increase was primarily due to federal income taxes on the gain on the sale of the real estate held by the HECOP I, II, and III joint ventures. The effective income tax rate for these periods was 36.7% and 39.2%, respectively.
The State of New Hampshire income tax liability on income attributable to our Company’s four joint ventures is imposed at the LLC level, and not at the Pennichuck Corporation level (in contrast to federal income taxes). Therefore, State of New Hampshire income taxes are reflected under “Net earnings (loss) from investments accounted for under the equity method” in the accompanying consolidated statements of income. The amount of such state taxes is approximately $217,000. This is why the “Provision for Income Taxes” for 2008, as a percentage of “Income Before Provision for Income Taxes,” is lower in 2008 than it was for 2007.

Results of Operations—2007 Compared to 2006
Overview
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
Water Utility Operations
On a combined basis, net income of our three utilities for the year ended December 31, 2007 was $4.2 million, an increase of $2.5 million from 2006. Water utility operating revenues increased by $5.2 million as a result of rate increases and customer growth and higher consumption resulting from dryer weather in 2007 compared to 2006. The combined utility customer base during the year increased 3.6%, resulting in a total combined customer base of approximately 32,900 as of December 31, 2007. 2007 water utility operating income also benefited from a change in the method of allocating certain overhead and administrative costs between regulated and non-regulated operations.

The increase in revenues was partially offset by increases in operating expenses.
Our utility operating revenues increased to approximately $27.2 million in 2007, or 23.9% from 2006. For 2007, approximately 80.0%, 17.1% and 2.9% of our total utility operating revenues were generated by Pennichuck Water, Pennichuck East and Pittsfield Aqueduct, respectively, as shown in the following table.

	2007	2006	Change
		(000’s)
Pennichuck Water	$21,780	$17,111	$4,669
Pennichuck East	4,654	4,197	457
Pittsfield Aqueduct	783	666	117

Total	$27,217	$21,974	$5,243

For the year ended December 31, 2007, utility operating expenses increased by approximately $1.2 million, or approximately 6.5%, to approximately $19.4 million as shown in the table below.

	2007	2006	Change
		(000’s)
Operations & maintenance	$13,608	$12,817	$791
Depreciation & amortization	3,468	3,189	279
Taxes other than income taxes	2,361	2,240	121

Total	$19,437	$18,246	$1,191

The change in our utilities’ operating expenses over the same period in 2006 was primarily the result of the following:
•
$403,000 of increased production costs largely related to increased fuel, power and purification costs for Pennichuck Water and Pennichuck East, partially related to increased pumpage in the third quarter, as well as the incremental costs from Pittsfield Aqueduct’s acquisition of its north country operations in the second quarter of 2006;

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
For the year ended December 31, 2007, 91%, 14% and (5)% of the combined utilities’ operating income was provided by Pennichuck Water, Pennichuck East and Pittsfield Aqueduct, respectively, compared to 86%, 18% and (4)% for the year ended December 31, 2006, respectively.
Water Management Services
The following table provides a breakdown of revenues from our non-regulated water management services operations for the years ended December 31, 2007 and 2006.

	2007	2006	Change
		(000’s)
Municipal contracts	$1,473	$1,515	$(42)
Community system contracts	368	380	(12)
Watertight and other	446	439	7
Total	$2,287	$2,334	$(47)

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

Real Estate Operations
For the year ended December 31, 2007, Southwood’s total net revenues were $83,000 compared to $106,000 in 2006. In the table below, we show the major components of Southwood’s revenues during 2006 and 2005.

	2007	2006
	(000’s)
Operating revenue:
Sale of timber	$—	$91
Lease income — tower rental	4	15
Parking lot income	19	—

Total operating revenues	$23	$106

Other income (loss), net:
Income (loss) from unconsolidated equity investments	$60	$(34)
Other income — sale of Westwood Park LLC	—	34

Total Other income (loss), net	$60	$—

Totals	$83	$106

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
In January 2008, we announced the sale of the three commercial office buildings that comprised substantially all of the assets of HECOP I, II and III as more fully described in Part I, Item 1 in this Annual Report on Form 10-K.
Expenses associated with our real estate operations were $296,000 and $215,000 for the years ended December 31, 2007 and 2006, respectively. The increase of $81,000 was primarily attributable to an increase in salaries and benefits of approximately $102,000 which was partially offset by decreased intercompany charges of $34,000. Southwood’s 2007 operating expenses consisted primarily of $177,000 in net salaries and benefits, $47,000 for general and administrative costs and $72,000 in allocated intercompany charges. Included in salaries and wages in 2007 is a payment made in November 2007 in the amount of $110,000 pursuant to a separation agreement with one of our principal officers.

Eminent Domain-Related Expenses
Our eminent domain-related costs were $897,000 for the year ended December 31, 2007 as compared to $2.4 million for the year ended December 31, 2006. The amount for the year ended December 31, 2007 is net of a $250,000 cash payment received from the City pursuant to an agreement with the City to suspend the eminent domain hearings. The 2007 eminent domain-related costs were primarily attributable to expenses incurred in conducting the merits hearing, and to a lesser extent, expenses related to settlement discussions. The 2006 eminent domain-related costs resulted primarily from expenses incurred for legal and valuation expert advisory services related to the filing of testimony with the NHPUC.
Other Income
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
Allowance for Funds Used During Construction (“AFUDC”)
For the years ended December 31, 2007 and 2006, we recorded AFUDC of approximately $517,000 and $1.0 million, respectively. The $498,000 decrease is largely attributable to the completion in January 2007 of the second of three major phases of Pennichuck Water’s upgrade to its water treatment plant.
Interest Income
For the years ended December 31, 2007 and 2006, we recorded interest income of approximately $166,000 and $428,000, respectively. The 2006 amount primarily relates to interest earned on funds received from our 2005 equity and debt offerings that were temporarily invested in money market securities.
Interest Expense
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
Provision for Income Taxes
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
For the past several years, cash flows have fluctuated largely based on four factors: (i) weather, (ii) amount and timing of rate increases, (iii) gains recognized on the sale of non-utility real estate and cell tower leases, as discussed above, and (iv) the costs associated with the City of Nashua’s ongoing eminent domain proceeding.
During the period from 2006 through 2008, in addition to cash flow from operations, we realized $46.3 million of net proceeds from the sale of various debt securities. We generated an aggregate $744,000 during the same period through the issuance of new shares of common stock under our Dividend Reinvestment and Common Stock Purchase Plan (“DRCSPP”) and through the exercise of stock options.
Capital Expenditures Program
We expect our capital expenditures to return to normal levels in 2009 through 2011 due to the substantial completion of the water treatment plant. The following table summarizes our expected and historical capital expenditure requirements for the 2009 to 2011 period.

	2009	2010	2011
		(000’s)
Utility — water treatment plant upgrade	$2,160	$—	$—
Utility — other plant additions	3,795	7,686	7,361
Other	—	—	—

Total	$5,955	$7,686	$7,361

We embarked on an approximately $38 million construction initiative, the upgrade of our water treatment plant, in the second half of 2005 that is expected to be completed by May 2009. In addition to the water treatment plant, we are engaged in continuous construction programs at our utility subsidiaries primarily for water distribution system repair, rehabilitation and replacement, water storage facility maintenance and additions, and more recently, water supply security. For the period 2006 to 2008, capital expenditures for water distribution, storage and supply totaled $22.1 million. For the period 2009 to 2011, comparable expenditures are expected to be approximately $18.8 million.

2009-2011 External Financing Requirements
We expect that the majority of our 2009-2011 funding requirements will be provided by cash flow from our operations (after payment of dividends on common stock but before repayment of current principal due on long-term debt). We expect that the balance of our funding requirements will be obtained through short and long-term debt borrowings and, to a lesser extent, through the issuance of common stock pursuant to our DRCSPP.
Our timing and mix of future debt and equity financing is subject to a number of factors including, but not limited to (i) debt and equity market conditions; (ii) the need to maintain a balanced capital structure in order to preserve financial flexibility and to manage the overall cost of capital; (iii) certain debt issuance covenants as contained in our outstanding loan agreements, and (iv) the impact of the ongoing eminent domain dispute on our ability to raise debt or equity capital and the cost of such capital. There is no assurance that we will be able to complete all or any of the future debt and equity financings described below or to complete them on a timely basis.
The receipt of timely and adequate rate relief will also be critically important in providing us cash flow from operations and the ability to access credit and permanent capital, both debt and equity, at reasonable costs and terms. We are unable, however, to predict the outcome of our future rate relief filings.
As more fully discussed in Part I, Item 3, “Legal Proceedings” in this Annual Report on Form 10-K, an order by the NHPUC on the City’s eminent domain petition was issued on July 25, 2008. In its order, the NHPUC ruled that the taking of the assets of Pennichuck Water is in the public interest provided certain conditions are met, and that the price to be paid to Pennichuck Water for such assets is $203 million measured as of December 31, 2008. The conditions include a requirement that Nashua place an additional $40 million into a mitigation fund to protect the interests of the customers of Pennichuck East and Pittsfield Aqueduct. Subsequent to the order, both parties filed motions for rehearing or reconsideration before the NHPUC. The Company has also stated that, if necessary, it will consider filing an appeal to the New Hampshire Supreme Court.
Given the uncertainty related to an NHPUC rehearing, or a possible New Hampshire Supreme Court appeal proceeding, we may find that we are unable to, or elect not to, issue equity and/or debt securities until proceedings on the City’s eminent domain petition have been concluded and/or settled. Alternatively, we may find that the cost that we incur in connection with the issuance or remarketing of such debt increases materially.
We believe these risks are particularly relevant to a portion of the long-term tax-exempt bonds that were issued on our behalf in 2005 through the Business Finance Authority of the State of New Hampshire. Of the initial $49.5 million offering, proceeds totaling approximately $11.4 million are currently held in escrow for the sole benefit of the bondholders. The associated debt is non-recourse to us until the proceeds are loaned to Pennichuck Water. Upon one or more requests by Pennichuck Water, some or all of the proceeds of those bonds will be loaned to Pennichuck Water to finance its water treatment plant upgrade and other certain other capital projects. When Pennichuck Water borrows the bond proceeds, the associated bonds will be remarketed to investors who will be relying on Pennichuck Water as the source of repayment rather than the escrow fund. If, because of the uncertainties described above relating to the eminent domain dispute, Pennichuck Water is unable to, or elects not to, remarket the bonds as debt securities for which Pennichuck Water is liable, it would not be able to borrow any of the bond proceeds then in escrow and the associated debt would not become Pennichuck Water’s obligation. Under these circumstances, we would expect to rely primarily on our cash flow from operations, our cash and short-term investment balances and, thereafter, on our bank revolving credit facility to finance Pennichuck Water’s water treatment plant upgrade and other capital projects. Our borrowing costs under that credit facility would likely be higher than tax-exempt bond financing costs. Borrowings under the credit facility would also reduce our liquidity to meet other obligations.

In addition to authorizing a tax-exempt bond financing, we have applied and will continue to apply for long-term debt funds directly from the State of New Hampshire under the State’s Revolving Fund program (SRF). Funds provided under SRF loans carry long-term fixed costs at interest rates set with reference to various Municipal Bond Indices, which rates are generally below the rates for comparable U.S. Treasury securities of like maturity. As of December 31, 2008, we had eight outstanding SRF loans with principal balances outstanding of approximately $5.9 million. Funds available for future advances as of December 31, 2008 totaled approximately $1.3 million. During 2009, we expect to draw down approximately $746,000 of those available funds on existing SRF loans.
Significant Financial Covenants
Our $16 million revolving credit loan agreement with Bank of America expires June 30, 2011. This agreement contains three financial maintenance tests which must be met on a quarterly basis. These maintenance tests are as follows:
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
Several of Pennichuck Water’s loan agreements contain a covenant that requires Pennichuck Water to maintain a minimum net worth of $4.5 million. As of December 31, 2008, Pennichuck Water’s net worth was $42.2 million. One of Pennichuck East’s loan agreements contains a covenant that requires Pennichuck East to maintain a minimum net worth of $1.5 million. As of December 31, 2008, Pennichuck East’s net worth was $6.5 million.

As of December 31, 2008, we were in compliance with all of our financial covenants. Our ability to incur significant additional long-term debt and to continue to satisfy these tests depends, among other factors, on receipt of timely and adequate rate relief.
Off Balance Sheet Arrangements
On August 24, 2006, Pennichuck Water implemented a legal defeasance transaction for its outstanding $780,000 New Hampshire Industrial Development Authority 7.50% 1988 Series tax-exempt bonds (“1988 Series Bonds”). Pennichuck Water placed U.S. treasury securities in an irrevocable escrow account with The Bank of New York, the Bond Trustee, in an aggregate amount sufficient to provide for all remaining scheduled principal and interest payments on the 1988 Series Bonds. This defeasance transaction discharged all future Pennichuck Water obligations with respect to the 1988 Series Bonds and Pennichuck Water no longer records the debt in its consolidated financial statements. In addition, Pennichuck Water is no longer be subject to the covenants under the 1988 Series Bonds, one of which restricted Pennichuck Water from issuing long-term debt unless Pennichuck Water’s earnings available for interest divided by its interest expense exceeded 175%.
As of December 31, 2007, Southwood had a 50% ownership interest in three joint ventures known as HECOP I, HECOP II and HECOP III. As discussed in Note 4, “Net earnings (loss) from investments accounted for under the equity method” for the year ended December 31, 2008 includes a non-recurring, non-operating, after state tax gain of approximately $3.4 million ($2.3 million after federal income taxes) from the January 2008 sale of land and three commercial office buildings that were owned by these three Joint Ventures. The land and office buildings sold comprised substantially all of the assets of HECOP I, II, and III. As a result, these three joint ventures were liquidated in December 2008.
These three joint ventures were organized as limited liability companies. The remaining 50% ownership interest in each of the three joint ventures was primarily held by John P. Stabile II, a local developer with whom Southwood has also participated in one other joint venture known as HECOP IV. The three joint ventures, whose assets and liabilities are not included in the accompanying Consolidated Balance Sheets, owned certain commercial office buildings on which there were outstanding mortgage notes totaling $10.5 million as of December 31, 2007. The mortgage notes were each secured by the underlying property.
Distributions from the three joint ventures have from time to time during the past ten years been a significant source of funds to support our dividend payments to shareholders. We account for Southwood’s investment in the joint ventures using the equity method of accounting, and therefore we recognize on a current basis 50% of each joint venture’s operating results. Those results reflect ongoing carrying costs such as maintenance and property taxes. Information about our revenues, expenses and cash flows arising from the joint ventures is included in Note 4 of the Notes to Consolidated Financial Statements. We have assessed these equity investments in accordance with FIN 46(R) “Consolidation of Variable Interest Entities,” and have determined that it is not the primary beneficiary of these variable interest entities.
In October 2005, we completed a $49.5 tax-exempt debt financing with the New Hampshire Bond Finance Authority (BFA). The BFA acts solely as a passive conduit to the tax-exempt bond markets with us acting as the obligor for the associated tax-exempt debt. As of December 31, 2008 we had borrowed $38.1 million of the $49.5 million offering. The remaining $11.4 million was placed in escrow for the sole benefit of bondholders with no recourse to us and hence we have not recorded the associated debt as a long-term liability. We expect to draw these funds as we incur expenditures for applicable capital projects.

The Company has one interest rate financial instrument, an interest rate swap, which qualifies as a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” as described in Note 3 to the accompanying consolidated financial statements.
Contractual Obligations
The following table discloses aggregate information about our contractual obligations as of December 31, 2008 and the periods in which payments are due:

					More
		Less than	1 to 3	3 to 5	Than
	Total	1 Year	Years	Years	5 Years
			(000’s)
Long-term debt obligations (1)	$65,110	$5,199	$6,712	$1,740	$51,459
Estimated Interest on long-term debt	52,178	3,394	5,725	5,436	37,623
Short-term borrowings	1,465	1,465	—	—	—
Operating lease obligations	824	321	494	9	—
Pension and retiree medical costs (2)	5,844	1,071	1,349	1,390	2,034

Total	$125,421	$11,450	$14,280	$8,575	$91,116

(1)	Represents debt maturities including current maturities.

(2)	Pension and retiree medical costs beyond 2008 are estimated as they may be impacted by such factors as return on pension assets, changes in the number of plan participants and future salary increases.
In May, 2008, Pennichuck Water renegotiated its long-term lease arrangement for approximately 20,000 square feet of office space located in Merrimack, New Hampshire. This office space serves as Pennichuck Corporation’s headquarters. The renegotiated lease expires in April 2014, with Pennichuck Water having the option to terminate the lease on April 30, 2011 without penalty.
Pension Plan. We maintain a defined benefit pension plan covering substantially all of our employees. The accounting for this plan under Financial Accountings Standard Board (“FASB”) No. 87, “Employer’s Accounting for Pensions,” requires that we use key assumptions when computing the estimated annual pension expense. These assumptions are (i) the discount rate applied to the projected benefit obligation, (ii) the long-term rate of return on plan assets and (iii) the long-term rate of future increases in compensation. A lower discount rate increases the present value of our pension obligations and our annual pension funding. A range of discount rates is established and periodically modified by the Internal Revenue Service to calculate a pension plan’s current benefit obligation for purposes of the full funding limits imposed on such plans. Our expected long-term rate of return on pension plan assets is based on the plan’s expected asset allocation, expected returns on various classes of plan assets as well as historical returns. We assumed that our long-term rate of return on pension plan assets was 7.5% in 2008, 2007 and 2006. In addition, we assumed an increase in participant compensation levels of 3.0% in 2008, 2007 and 2006. These key assumptions are reviewed annually with our actuary and investment advisor and are updated to reflect the plan’s experience. Actual results in any given year will often differ from our actuarial assumptions because of economic and other conditions and may impact the amount of funding we contribute to the plan.

Dividend Reinvestment and Common Stock Purchase Plan
We offer a Dividend Reinvestment and Common Stock Purchase program. Under this program, our shareholders may reinvest all or a portion of their common stock dividends into shares of common stock at prevailing market prices. We also accept optional cash payments to purchase additional shares at 100% of the prevailing market prices. This program has provided us with additional common equity of $158,000 in 2008 and $171,000 in 2007.
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
Pennichuck Water’s filtration plant in Nashua is impacted by the Interim Enhanced Surface Water Treatment Rule (“Rule”), which established a new turbidity standard of 0.3 Nephelometric Turbidity Units or NTU. Turbidity is a measure of sediment or foreign particles that are suspended in the water. At December 31, 2008, Pennichuck Water expended an aggregate $35.5 million of capital expenditures on upgrades to its water treatment plant in order to comply with the Rule. The Company expects to complete the upgrades in 2009 at an additional cost of $2.2 million, although such estimates are subject to any future changes in the Rule and changes in design and construction that may be required.
Capital expenditures associated with complying with federal and state water quality standards have historically been recognized and approved by the NHPUC for inclusion in our water rates, though there can be no assurance that the NHPUC will approve future rate increases in a timely or sufficient manner to cover our capital expenditures.
New Accounting Standards
FASB statement No. 141 (R) “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will impact our accounting for business combinations completed beginning January 1, 2009. We have evaluated the impact that the adoption of FASB statement No. 141 (R) has on our consolidated financial statements, and have concluded that there is no impact on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157,” that permits a one-year deferral in applying the measurement provisions of Statement No. 157 (“SFAS 157”) to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of SFAS 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applied SFAS 157 in interim or annual financial statements prior to the issuance of FSP 157-2. We have evaluated the impact that the adoption of FASB Staff Position (“FSP”) 157-2 has on our consolidated financial statements, and have concluded that there is no impact on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We have evaluated the impact that the adoption of SFAS No. 161 has on our consolidated financial statements, and have concluded that there is no impact on our consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We have evaluated the impact that the adoption of SFAS No. 162 has on our consolidated financial statements, and have concluded that there is no impact on our consolidated financial statements.
In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective immediately and applies to our December 31, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition as of and for the periods ended December 31, 2008.
In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. Under the proposed roadmap, we may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. Our Company is currently assessing the impact that this potential change would have on our consolidated financial statements, and we will continue to monitor the SEC’s determination regarding of the potential requirement to implement of IFRS.

In November 2008, the FASB ratified EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations”. EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We have evaluated the impact that the adoption of EITF Issue No. 08-6 has on our consolidated financial statements, and have concluded that there is no impact on our consolidated financial statements.
In December 2008, the FASB issued FSP SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. This FSP amends SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. We are currently reviewing the effect this new pronouncement will have on our consolidated financial statements.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information regarding market risk of our Company and our subsidiaries is presented in Note 3, “Debt” and Note 5, “Fair Value of Financial Instruments” in Part II, Item 8 in this Annual Report on Form 10-K.
We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to significant market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. As described below, the Company has one interest rate financial instrument, an interest rate swap, which qualifies as a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” as described in Note 3 to the accompanying consolidated financial statements.
We are subject to commodity price risks associated with price increases for chemicals, electricity and other commodities. These risks are reduced through contracts and the ability to recover price increases through rates. Non-performance by our commodity suppliers can gave a material adverse impact on our results of operations, cash flows and financial position.
Our exposure to financial market risk results primarily from fluctuations in interest rates. We are exposed to changes in interest rates primarily from our $16.0 million revolving credit facility.
Our revolving credit facility, which includes a total borrowing capacity of $16.0 million, permits us to borrow, repay and re-borrow, in varying amounts and from time to time at our discretion through June 30, 2011. Borrowings under this credit facility bear interest rates ranging from the London Interbank Offered Rate (“LIBOR”) plus 1.2% to LIBOR plus 1.7% based on the results of various financial ratios. The applicable margin as of December 31, 2008 was 1.45%. Borrowings under our revolving credit facility as of December 31, 2008 was $1.5 million. During 2009, we expect to utilize a portion of this facility to fund our short-term cash requirements.
We also have a $4.5 million variable interest rate loan with a bank. The loan, which was originally scheduled to mature in April 2005, was extended to December 31, 2009. In April 2005, we entered into an interest rate swap agreement with the bank that also has a maturity date of December 31, 2009. The purpose of this swap agreement is to mitigate interest rate risks associated with our $4.5 million floating-rate loan. The agreement provides for the exchange of fixed interest rate payments for floating interest rate payment obligations on notional amounts of principal totaling $4.5 million. The floating-rate loan with the bank contains interest rates ranging from LIBOR plus 1.0% to LIBOR plus 1.5% based on the results of various financial ratios. The applicable margin as of December 31, 2008 was 1.25% resulting in an interest rate of 3.14%. We designated this interest rate swap as a cash flow hedge against the variable future cash flows associated with the interest payments due on the $4.5 million of notes. The combined effect of its LIBOR-based borrowing formula and the swap produces an “all-in fixed borrowing cost” equal to 6.0%.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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
In assessing the effectiveness of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. As a result of management’s assessment and based on the criteria in the framework, management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, Beard Miller Company LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting. Their report appears on the following page.

/s/ Duane C. Montopoli Duane C. Montopoli President and Chief Executive Officer	/s/ Thomas C. Leonard Thomas C. Leonard Senior Vice President and Chief Financial Officer

March 11, 2009

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Pennichuck Corporation
We have audited Pennichuck Corporation’s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007 and the related consolidated statements of income, shareholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, as well as the 2008 and 2007 financial statement schedules listed in the accompanying index. Our report dated March 11, 2009 expressed an unqualified opinion on these consolidated financial statements and financial statement schedules.
/s/ Beard Miller Company LLP
Beard Miller Company LLP
Reading, Pennsylvania
March 11, 2009

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Pennichuck Corporation
We have audited the accompanying consolidated balance sheets of Pennichuck Corporation and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules listed in the accompanying index. The Company’s management is responsible for these consolidated financial statements and schedules. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedules present fairly when considered in relation to the basic consolidated financial statements taken as a whole, in all material respects, the information set forth therein.
As discussed in Note 6 to the consolidated financial statements, the Company changed its method of accounting for defined benefit pension and other post-retirement plans in 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pennichuck Corporation’s internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2009 expressed an unqualified opinion.
/s/ Beard Miller Company LLP
Beard Miller Company LLP
Reading, Pennsylvania
March 11, 2009

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(000’s, except share and per share data)

	As of December 31,
	2008	2007
ASSETS
Property, Plant and Equipment, net	$151,319	$140,326

Current Assets:
Cash and cash equivalents	91	963
Investments	1,005	8,072
Accounts receivable, net of allowance of $37 and $104 in 2008 and 2007, respectively	2,142	2,304
Unbilled revenue	2,941	2,358
Materials and supplies	889	1,148
Prepaid expenses and other current assets	1,801	918

Total Current Assets	8,869	15,763

Other Assets:
Deferred land costs	2,457	2,434
Deferred charges and other assets	12,195	9,531
Investment in real estate partnerships	114	534

Total Other Assets	14,766	12,499

TOTAL ASSETS	$174,954	$168,588

The accompanying notes are an integral part of these consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — CONTINUED
(000’s, except share and per share data)

	As of December 31,
	2008	2007
SHAREHOLDERS’ EQUITY AND LIABILITIES
Shareholders’ Equity:
Common stock-$1 par value Authorized-11,500,000 shares in 2008 and 2007 Issued- 4,253,398 and 4,227,037 shares, respectively Outstanding- 4,252,196 and 4,225,835 shares, respectively	$4,253	$4,227
Additional paid in capital	33,092	32,772
Retained earnings	10,684	8,761
Accumulated other comprehensive loss	(111)	(57)
Treasury stock, at cost; 1,202 shares in 2008 and 2007	(138)	(138)

Total Shareholders’ Equity	47,780	45,565

Preferred stock, no par value, 100,000 shares authorized, no shares issued in 2008 and 2007	—	—

Commitments and contingencies (Note 9)

Long-term debt, less current portion	59,586	57,997

Current Liabilities:
Line of credit	1,465	—
Current portion of long-term debt	5,199	6,675
Accounts payable	407	1,876
Accrued interest payable	804	614
Other current liabilities	2,887	3,770

Total Current Liabilities	10,762	12,935

Deferred Credits and Other Reserves:
Deferred income taxes	15,135	13,070
Deferred investment tax credits	801	834
Regulatory liability	872	905
Post-retirement health benefit obligation	1,800	1,412
Accrued pension liability	4,601	2,358
Other liabilities	1,687	1,992

Total Deferred Credits and Other Reserves	24,896	20,571

Contributions in Aid of Construction	31,930	31,520

TOTAL SHAREHOLDERS’ EQUITY AND LIABILITIES	$174,954	$168,588

The accompanying notes are an integral part of these consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(000’s, except share and per share data)

	Years Ended December 31,
	2008	2007	2006
Operating Revenues:
Water utility operations	$28,303	$27,217	$21,974
Water management services	2,647	2,287	2,334
Real estate operations	20	23	106
Other	9	8	67

Total Operating Revenues	30,979	29,535	24,481

Operating Expenses:
Water utility operations	21,169	19,437	18,246
Water management services	2,272	2,092	2,093
Real estate operations	59	296	215
Other	69	44	274

Total Operating Expenses	23,569	21,869	20,828

Operating Income	7,410	7,666	3,653

Eminent domain expenses, net	(217)	(897)	(2,355)
Net earnings (loss) from investments accounted for under the equity method	3,390	60	(34)
Other (expense) income, net	(110)	1,255	713
Allowance for funds used during construction	453	517	1,015
Interest income	187	166	428
Interest expense	(3,649)	(2,875)	(2,501)

Income Before Provision for Income Taxes	7,464	5,892	919

Provision for Income Taxes	2,743	2,311	349

Net Income	$4,721	$3,581	$570

Earnings Per Common Share:
Basic	$1.11	$0.85	$0.14
Diluted	$1.11	$0.84	$0.14

Weighted Average Common Shares Outstanding
Basic	4,240,410	4,221,652	4,204,857
Diluted	4,266,129	4,269,241	4,215,724
The accompanying notes are an integral part of these consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(000’s, except share and per share data)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock
Balances as of December 31, 2005	4,190,972	$4,191	$32,221	$10,172	$(810)	$(138)
Net income	—	—	—	570	—	—
Dividend reinvestment plan	8,890	9	102	—	—	—
Stock based compensation	—	—	75	—	—	—
Common dividends declared—$.66 per share	—	—	—	(2,776)	—	—
Exercise of stock options	15,605	16	90	—	—	—
Other comprehensive income:
Unrealized gain on derivatives, net of taxes of $17	—	—	—	—	25	—
Minimum pension liability adjustment, net of taxes of $48	—	—	—	—	74	—
Reclassification adjustment for net gains realized in net income, net of taxes of $(4)	—	—	—	—	(6)	—
Cumulative effect of change in accounting for pension and other post-retirement benefits, net of tax of $490	—	—	—	—	735	—

Balances as of December 31, 2006	4,215,467	4,216	32,488	7,966	18	(138)
Net income	—	—	—	3,581	—	—
Dividend reinvestment plan	7,003	7	164	—	—	—
Stock based compensation	—	—	49	—	—	—
Common dividends declared—$.66 per share	—	—	—	(2,786)	—	—
Exercise of stock options	4,567	4	71	—	—	—
Other comprehensive loss:
Unrealized loss on derivatives, net of tax benefit of $(39)	—	—	—	—	(59)	—
Reclassification adjustment for net gains realized in net income, net of taxes of $(11)	—	—	—	—	(16)	—

Balances as of December 31, 2007	4,227,037	$4,227	$32,772	$8,761	$(57)	$(138)

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — CONTINUED
(000’s, except share and per share data)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock
Balances as of December 31, 2007	4,227,037	$4,227	$32,772	$8,761	$(57)	$(138)
Net income	—	—	—	4,721	—	—
Dividend reinvestment plan	7,073	7	151	—	—	—
Stock based compensation	—	—	65	—	—	—
Common dividends declared—$.66 per share	—	—	—	(2,798)	—	—
Exercise of stock options	19,288	19	104	—	—	—
Other comprehensive loss:
Unrealized loss on derivatives, net of tax benefit of $(70)	—	—	—	—	(105)	—
Reclassification adjustment for net loss realized in net income, net of tax benefit of $34	—	—	—	—	51	—

Balances as of December 31, 2008	4,253,398	$4,253	$33,092	$10,684	$(111)	$(138)

The accompanying notes are an integral part of these consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(000’s)

	Years Ended December 31,
	2008	2007	2006

Net income	$4,721	$3,581	$570

Other comprehensive (loss) income:
Minimum pension liability adjustment	—	—	122
Unrealized (loss) gain on derivatives	(175)	(98)	42
Reclassification of net loss (gains) realized in net income	85	(27)	(10)
Income tax benefit (expense) relating to other comprehensive (loss) income	36	50	(61)

Other comprehensive (loss) income	(54)	(75)	93

Comprehensive income	$4,667	$3,506	$663

The accompanying notes are an integral part of these consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(000’s)

	Years Ended December 31,
	2008	2007	2006
Operating Activities:
Net income	$4,721	$3,581	$570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,201	3,907	3,599
Amortization of original issue discount	12	12	12
Amortization of deferred investment tax credits	(33)	(33)	(33)
Provision for deferred income taxes	2,100	1,939	362
Equity component of allowance for funds used during construction	(190)	(235)	(515)
Undistributed loss (earnings) in real estate partnerships	6	(60)	34
Stock based compensation expense	65	49	75
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and unbilled revenue	(421)	229	(812)
(Increase) decrease in refundable income taxes	(972)	285	—
Decrease (increase) decrease in materials and supplies	259	(471)	(30)
(Increase) decrease in prepaid expenses	(223)	11	(416)
(Increase) decrease in deferred charges and other assets	(1,940)	860	(551)
(Decrease) increase in accounts payable and accrued expenses	(1,253)	724	(724)
Increase in other	1,754	520	1,053

Net cash provided by operating activities	8,086	11,318	2,624

Investing Activities:
Purchase of property, plant and equipment, including debt component of allowance for funds used during construction	(14,688)	(17,968)	(21,895)
Proceeds from sales of property, plant and equipment	—	—	11
Decrease in restricted cash	—	—	6,276
Sales of investment securities	17,018	2,001	22,079
Purchases of investment securities	(9,951)	(10,072)	(14,080)
Increase in deferred land costs	(23)	(301)	(391)
Distributions in excess of earnings in investment in real estate partnerships	414	—	—

Net cash used in investing activities	$(7,230)	$(26,340)	$(8,000)

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
(000’s)

	Years Ended December 31,
	2008	2007	2006
Financing Activities:
Change in line of credit, net	$1,465	$—	$—
Payments on long-term debt	(21,685)	(476)	(899)
Contributions in aid of construction	118	459	66
Proceeds from long-term borrowings	21,780	16,959	7,595
Debt issuance costs	(889)	(730)	(405)
Proceeds from issuance of common stock and dividend reinvestment plan	281	246	217
Dividends paid	(2,798)	(2,786)	(2,776)

Net cash (used in) provided by financing activities	(1,728)	13,672	3,798

Decrease in cash	(872)	(1,350)	(1,578)
Cash and cash equivalents, beginning of year	963	2,313	3,891

Cash and cash equivalents, end of year	$91	$963	$2,313

Supplemental information on cash flow and non-cash items for the three years ended December 31, 2008, 2007 and 2006 is presented below:

	2008	2007	2006
	(000’s)
Cash paid during the year for:
Interest	$3,248	$2,669	$2,426

Income taxes, net of refunds	$1,677	$146	$72

Non-cash items:
Contributions in aid of construction	$943	$2,270	$2,613

The accompanying notes are an integral part of these consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—	Description of Business, Non-recurring Items and Summary of Significant Accounting Policies
The terms “we,” “our,” “our Company,” and “us” refer, unless the context suggests otherwise, to Pennichuck Corporation (the “Company”) and its subsidiaries, Pennichuck Water Works, Inc. (“Pennichuck Water”), Pennichuck East Utility, Inc. (“Pennichuck East”), Pittsfield Aqueduct Company, Inc. (“Pittsfield Aqueduct”), Pennichuck Water Service Corporation (“Service Corporation”) and The Southwood Corporation (“Southwood”).
Description of Business:
We are an investor-owned holding company headquartered in Merrimack, New Hampshire. We have five wholly-owned operating subsidiaries: Pennichuck Water, Pennichuck East, and Pittsfield Aqueduct, which are involved in regulated water supply and distribution to customers in Nashua, New Hampshire, to customers in other towns in southern New Hampshire, and to customers in central and northern New Hampshire; Service Corporation which conducts non-regulated water-related services; and Southwood which conducts real estate operations.
Pennichuck Water, Pennichuck East and Pittsfield (collectively referred to as our “Company’s utility subsidiaries”) are engaged principally in the collection, storage, treatment and distribution of potable water to approximately 33,300 customers in southern, central and northern New Hampshire. Our Company’s utility subsidiaries, which are regulated by the New Hampshire Public Utilities Commission (the “NHPUC”), are subject to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation”. Service Corporation is involved in providing non-regulated water-related services to approximately 19,000 customers, while Southwood owns and commercializes real estate holdings.
Non-recurring items:
“Net earnings (loss) from investments accounted for under the equity method” for the year ended December 31, 2008 includes a non-recurring, non-operating, after-tax gain of approximately $2.3 million ($3.4 million before federal income taxes) from the January 2008 sale of three commercial real estate properties that were owned by three joint ventures, as more fully described in Note 4, “Equity Investments in Unconsolidated Companies” in Part II, Item 8 in this Annual Report on Form 10-K.
A component of “Eminent domain expenses, net” for year ended December 31, 2007 is a $250,000 cash payment received from the City of Nashua (the “City”) in the first quarter of 2007 pursuant to an agreement with the City to suspend the eminent domain proceedings in order to conduct settlement discussions; such discussions were terminated on July 16, 2007. Included in “Other income, net” for the year ended December 31, 2007 is a gain of $1.2 million (pre-tax) resulting from the sale of eight cell tower leases in 2007.
Included in other income for the year ended December 31, 2006 is a gain of $405,000 (pre-tax) resulting from the sale of a cell tower lease in 2006 and the receipt of a cash payment of $200,000 resulting from a settlement with our prior Directors and Officers insurance provider.

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
(c) Property, Plant and Equipment
Property, plant and equipment, which includes principally the water utility assets of our Company’s utility subsidiaries, is recorded at cost plus an allowance for funds used during construction on major, long-term projects. The provision for depreciation is computed on the straight-line method over the estimated useful lives of the assets including property funded with contributions in aid of construction. The useful lives range from 5 to 91 years and the average composite depreciation rate was 2.63% in 2008, 2.63% in 2007 and 2.47% in 2006. Depreciation expense in 2008, 2007 and 2006, was approximately $4.5, $4.0 and $3.3 million, respectively. The components of Property, Plant and Equipment as of December 31, 2008 and 2007 are as follows:

			Useful
			Lives
	2008	2007	(in years)
	(000’s)
Utility Property:
Land	$1,712	$1,250	—
Source of supply	46,868	44,602	34-75
Pumping & purification	22,805	17,215	15-35
Transmission & distribution, including services, meters, hydrants	98,889	95,258	40-91
General and other equipment	8,787	8,203	7-75
Intangible plant	720	750	20
Construction work in progress	7,478	8,272

Total utility property	187,259	175,550
Total non-utility property	101	96	5

Total property, plant & equipment	187,360	175,646
Less accumulated depreciation	(36,041)	(35,320)

Property, plant and equipment, net	$151,319	$140,326

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
(f) Concentration of Credit Risks
Financial instruments that subject our Company to credit risk consist primarily of cash and accounts receivable. Our cash balances are invested in financial institutions with investment grade credit ratings, however they periodically exceed FDIC limits. Our account receivable balances primarily represent amounts due from our residential, commercial and industrial customers of our water utility operations as well as receivables from our water management services customers as described in more detail in Note 10 to the consolidated financial statements.
(g) Unbilled Revenue
Estimates of water utility revenues for water delivered to customers but not yet billed are accrued at the end of each accounting period. We read our customer meters on a monthly basis and record revenues based on meter reading results. Information from the last meter reading date is used to estimate the value of unbilled revenues through the end of the accounting period. Actual results could differ from those estimates. During 2008, we switched from quarterly billing to monthly billing which resulted in a decrease in unbilled revenue at December 31, 2008 over December 31, 2007. Included in unbilled revenue as of December 31, 2008 is approximately $1.0 million of unbilled revenue related to temporary rate increases granted by the NHPUC in December 2008 related to our Pennichuck Water and Pittsfield Aqueduct rate cases. These amounts will be billed to customers in 2009.
(h) Materials and Supplies
Inventory is stated at the lower of cost, using the average cost method, or market.

(i) Prepaid Expenses and Other Current Assets
Prepaid Expenses and Other Current Assets as of December 31, 2008 and 2007 consisted of:

	2008	2007
	(000’s)
Prepaid insurance	$259	$269
Prepaid real estate taxes	656	421
Refundable income taxes	667	6
Other prepaid items	219	222

Total prepaid expenses other current assets	$1,801	$918

(j) Deferred Land Costs
Included in deferred land costs is Southwood’s original basis in its landholdings and any land improvement costs, which are stated at the lower of cost or market. All costs associated with real estate and land projects are capitalized and allocated to the project to which the costs relate. Administrative labor and the related fringe benefit costs attributable to the acquisition, active development and construction of land parcels are capitalized as Deferred Land Costs, in accordance with SFAS No. 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” No labor and benefits were capitalized for the year ended December 31, 2008. Approximately $174,000 of labor and benefits were capitalized for the year ended December 31, 2007.

(k) Deferred Charges and Other Assets
Deferred charges include certain regulatory assets and costs of obtaining debt financing. Regulatory assets are amortized over the periods they are recovered through NHPUC-authorized water rates. Sarbanes-Oxley costs relate to first year implementation and compliance with Section 404 of the Sarbanes-Oxley Act of 2002. We received approval from the NHPUC to recover these costs. Deferred financing costs are amortized over the term of the related bonds and notes. Our Company’s utility subsidiaries have recorded certain regulatory assets in cases where the NHPUC has permitted, or is expected to permit, recovery of these costs over future periods. Currently, the regulatory assets are being amortized over periods ranging from 4 to 25 years. Deferred charges and other assets as of December 31, 2008 and 2007 consist of the following:

			Recovery
			Period
	2008	2007	(in years)
	(000’s)
Regulatory assets:
Source development charges	$771	$814	5-25
Miscellaneous studies	979	1,060	4-25
Sarbanes-Oxley costs	635	830	5
Prepaid pension	4,724	2,406		
Other post-retirement benefits	447	283		
Asset retirement obligation	—	195		‚

Total regulatory assets	7,556	5,588
Franchise fees and other	45	68
Supplemental retirement plan asset	525	471
Deferred financing costs	4,069	3,404

Total deferred charges and other assets	$12,195	$9,531


We expect to recover the deferred pension and other postretirement amounts consistent with the anticipated expense recognition of the pension and other postretirement costs in accordance with the Financial Accountings Standard Board Statements (“FASB”) No. 87, “Employers’ Accounting for Pensions” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” respectively.

‚	See Note 11, “Asset Retirement Obligation” in Part II, Item 8 in this Annual Report on Form 10-K.
(l) Treasury Stock
Treasury stock held by our Company represents shares tendered by employees as payment for existing outstanding options. Treasury stock received is recorded at its fair market value when tendered.

(m) Other Current Liabilities
Other Current Liabilities as of December 31, 2008 and 2007 consisted of:

	2008	2007
	(000’s)
Accounts payable accruals	$919	$1,292
Accrued liability — retainage	1,049	1,256
Customer deposits	142	163
Other	777	1,059

Total other current liabilities	$2,887	$3,770

(n) Contributions in Aid of Construction (“CIAC”)
Under construction contracts with real estate developers and others, our Company’s utility subsidiaries may receive non-refundable advances for the cost of new main installations. These advances are recorded as CIAC. The utility subsidiaries also record to Plant and CIAC the fair market value of developer installed mains and any excess of fair market value over the cost of community water systems purchased from developers. The CIAC account is amortized over the life of the property.
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
Non-regulated water management services include contract operations and maintenance, and water testing and billing services to municipalities and small, privately owned community water systems. In accordance with the guidance contained in the U.S. Securities and Exchange Commission’s (the “SEC”) Staff Accounting Bulletin No. 104, Topic 13 “Revenue Recognition, revised and updated” our Company records revenues for this business segment in one of two ways. Contract revenues are billed and recognized on a monthly recurring basis in accordance with agreed-upon contract rates. Revenue from unplanned additional work is based upon either time and materials incurred in connection with activities not specifically identified in the contract, or for which service levels exceeded contracted amounts.
Revenues from real estate operations, other than undistributed earnings or losses from equity method joint ventures, are recorded upon completion of a sale of land in accordance with SFAS No. 66, “Accounting for Sales of Real Estate”. Excluding the joint ventures, our Company’s real estate holdings are comprised primarily of undeveloped land.
(p) Investment in Joint Ventures
Southwood uses the equity method of accounting for its investments in joint ventures in which it does not have a controlling interest. Under this method, Southwood records its proportionate share of earnings or losses which are included under “Net earnings (loss) from investments accounted for under the equity method” with a corresponding increase or decrease in the carrying value of the investment. The investment is reduced as cash distributions are received from the joint ventures. See Note 4, “Equity Investments in Unconsolidated Companies” in Part II, Item 8 in this Annual Report on Form 10-K for further discussion of Southwood’s equity investments.

(q) Allowance for Funds Used During Construction
Allowance for funds used during construction (“AFUDC”), recorded in accordance with SFAS 71, represents the estimated debt and equity costs of capital funds necessary to finance the construction of new regulated facilities. AFUDC consists of two components, an interest component and an equity component. AFUDC is capitalized as a component of property, plant and equipment and has been reported separately in the consolidated statements of income. The AFUDC rate was 8% in 2008, 2007 and 2006. The total amounts of AFUDC recorded for the years ended December 31, 2008, 2007 and 2006 are approximately as follows:

	2008	2007	2006
	(000’s)
Debt (interest) component	$263	$282	$500
Equity component	190	235	515

Total AFUDC	$453	$517	$1,015

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
(s) Earnings Per Share
We compute earnings per share in accordance with the provisions of SFAS No. 128, “Earnings per Share.” Basic net income per share is computed using the weighted average number of common shares outstanding for a period. Diluted net income per share is computed using the weighted average number of common and dilutive potential common shares outstanding for the period. For the years ended December 31, 2008, 2007 and 2006, dilutive potential common shares consisted of outstanding options.

The dilutive effect of outstanding stock options is computed using the treasury stock method. Calculations of the basic and diluted net income per common share and potential common shares are as follows:

	2008	2007	2006
	(000’s, except share and per share data)
Basic earnings per share	$1.11	$0.85	$0.14
Dilutive effect of unexercised stock options	—	(0.01)	—

Diluted earnings per share	$1.11	$0.84	$0.14

Numerator:
Net income	$4,721	$3,581	$570

Denominator:
Basic weighted average common shares outstanding	4,240,410	4,221,652	4,204,857
Dilutive effect of unexercised stock options	25,719	47,589	10,867

Diluted weighted average common shares outstanding	4,266,129	4,269,241	4,215,724

(t) New Accounting Pronouncements
FASB statement No. 141(R) “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will impact our accounting for business combinations completed beginning January 1, 2009. We have evaluated the impact that the adoption of FASB statement No. 141(R) has on our consolidated financial statements, and have concluded that there is no impact on our consolidated financial statements.
In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157,” that permits a one-year deferral in applying the measurement provisions of Statement No. 157 (“SFAS 157”) to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of SFAS 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applied SFAS 157 in interim or annual financial statements prior to the issuance of FSP 157-2. We have evaluated the impact that the adoption of FASB Staff Position (“FSP”) 157-2 has on our consolidated financial statements, and have concluded that there is no impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We have evaluated the impact that the adoption of SFAS No. 161 has on our consolidated financial statements, and have concluded that there is no impact on our consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We have evaluated the impact that the adoption of SFAS No. 162 has on our consolidated financial statements, and have concluded that there is no impact on our consolidated financial statements.
In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective immediately and applies to our December 31, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition as of and for the periods ended December 31, 2008.
In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. Under the proposed roadmap, we may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. Our Company is currently assessing the impact that this potential change would have on our consolidated financial statements, and we will continue to monitor the SEC’s determination regarding of the potential requirement to implement of IFRS.
In November 2008, the FASB ratified EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations”. EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We have evaluated the impact that the adoption of EITF Issue No. 08-6 has on our consolidated financial statements, and have concluded that there is no impact on our consolidated financial statements.
In December 2008, the FASB issued FSP SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. This FSP amends SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. We are currently reviewing the effect this new pronouncement will have on our consolidated financial statements.

Note 2—Income Taxes
The components of the federal and state income tax provision as of December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
	(000’s)
Federal	$2,427	$1,841	$300
State	349	503	82
Amortization of investment tax credits	(33)	(33)	(33)

Total	$2,743	$2,311	$349

Currently payable	$698	$403	$82
Deferred	2,045	1,908	267

Total	$2,743	$2,311	$349

The following is a reconciliation between the statutory federal income tax rate and the effective income tax rate for 2008, 2007 and 2006:

	2008	2007	2006

Statutory federal rate	34.0%	34.0%	34.0%
State tax rate, net of federal benefit	3.1%	5.6%	5.6%
Permanent differences	0.1%	0.2%	2.0%
Amortization of investment tax credits	(0.5)%	(0.6)%	(3.6)%

Effective tax rate	36.7%	39.2%	38.0%

The State of New Hampshire income tax liability on income attributable to our Company’s four joint ventures is imposed at the limited liability company (“LLC”) level, and not at the Pennichuck Corporation level (in contrast to federal income taxes). Therefore, State of New Hampshire income taxes in the amount of approximately $217,000 were reflected in 2008 under “Net earnings (loss) from investments accounted for under the equity method” in the accompanying consolidated statements of income.

The temporary items that give rise to the net deferred tax liability as of December 31, 2008 and 2007 are as follows:

	2008	2007
	(000’s)
Liabilities:
Property-related, net	$15,588	$13,412
Other	2,423	1,928

Total liabilities	18,011	15,340

Assets:
Investment tax credits	1,379	1,400
Alternative minimum tax credit	499	244
Other	998	626

Total assets	2,876	2,270

Total deferred income taxes	$15,135	$13,070

As of December 31, 2008, we had approximately $404,000 of federal cumulative alternative minimum tax credits that may be carried forward indefinitely as a credit against our regular tax liability.
We had federal net operating losses in 2006 and 2005 in the amounts of approximately $967,000 and $927,000, respectively. These net operating losses totaling $1.9 million were used in 2007.
As of December 31, 2008, we also had New Hampshire net operating losses as follows:

Year of	Original	Remaining	Year of
Origination	Amount	Amount	Expiration
	(000’s)
2004	$264	$—	2014
2005	1,220	—	2015
2006	1,253	604	2016
2007	—	—	2017
2008	384	384	2018

Total	$3,121	$988

As of December 31, 2008, we also had New Hampshire Business Enterprise Tax (“NHBET”) credits as follows:

Year of	Original	Remaining	Year of
Origination	Amount	Amount	Expiration
	(000’s)
2004	$67	$67	2009
2005	77	77	2010
2006	85	85	2011
2007	93	93	2012
2008	100	100	2013

Total	$422	$422

Investment tax credits resulting from utility plant additions are deferred and amortized. The unamortized investment tax credits are being amortized through the year 2033.
We anticipate that we will fully utilize our remaining state net operating losses and NHBET credits before they expire and, therefore, we have not recorded a valuation allowance.
We had a regulatory liability related to income taxes of approximately $872,000 and $905,000 as of December 31, 2008 and 2007, respectively. This represents the amount of deferred taxes recorded at rates higher than currently enacted rates and the impact of deferred investment tax credits on future revenue.
On January 1, 2007, we adopted the provisions of FIN 48 — “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. FIN 48 clarifies and sets forth consistent rules for accounting for uncertain tax positions in accordance with FAS No. 109, Accounting for Income Taxes.
As a result of the implementation of FIN 48, we made a review of our portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, we determined that we had no material uncertain tax positions.
We file income tax returns in the U.S. federal jurisdiction, the State of New Hampshire and the Commonwealth of Massachusetts. The Internal Revenue Service examined our U.S. income tax return for 2003 and concluded its examination with no findings. Our 2005 through 2007 tax years remain subject to examination by the Internal Revenue Service. Open tax years related to state jurisdictions (2005 through 2007) remain subject to examination.
Our practice is to recognize interest and/or penalties related to income tax matters in other income (expense). We recorded such interest and/or penalties during the years ended December 31, 2008, 2007 and 2006 in the amounts of approximately $4,000, $4,000 and $12,000, respectively.

Note 3—Debt
Long-term debt as of December 31, 2008 and 2007 consisted of the following:

	2008	2007
	(000’s)
Unsecured senior notes payable due to an insurance company:
7.40%, due March 1, 2021	$7,200	$7,600
5.00%, due March 4, 2010	5,000	5,000
Unsecured Business Finance Authority:
Revenue Bond (2005 Series BC-4), 5.375%, due October 1, 2035	12,500	—
Revenue Bond (2005 Series BC-3), 5.00%, due October 1, 2018	7,500	—
Revenue Bond (2005 Series BC-1), variable rate auction bonds, due October 1, 2035	—	15,000
Revenue Bond (2005 Series B-1), 3.85%, due October 1, 2035 subject to mandatory purchase on October 1, 2008	—	6,000
Revenue Bond (2005 Series A), 4.70%, due October 1, 2035	12,125	12,125
Revenue Bond (Series 2005A), 4.70%, due January 1, 2035	1,825	1,830
Revenue Bond (Series 2005B), 4.60%, due January 1, 2030	2,345	2,345
Revenue Bond (Series 2005C), 4.50%, due January 1, 2025	1,205	1,205
Revenue Bond (Series 2005D), 4.50%, due January 1, 2025	1,160	1,170
Revenue Bond, 1997, 6.30%, due May 1, 2022	3,800	4,000
Secured notes payable to bank, floating-rate, due December 31, 2009	4,500	4,500
Unsecured New Hampshire State Revolving Fund (“SRF”) notes (1)	5,950	4,233

Total long-term debt	65,110	65,008
Less current portion	(5,199)	(6,675)
Less original issue discount	(325)	(336)

Total long-term debt, net of current portion	$59,586	$57,997

(1)
SRF notes are due through 2030 at interest rates ranging from 1% to 4.488%. These notes are payable in 120 to 240 consecutive monthly installments of principal and interest. The 1% rate applies to construction projects still in process until the earlier of (i) the date of substantial completion of the improvements, or (ii) various dates specified in the note (such earlier date being the interest rate change date). Commencing on the interest rate change date, the interest rate changes to the lower of (i) the rate as stated in the note or (ii) 80% of the established 11 General Obligations Bond Index published during the specified time period before the interest rate change date.

The aggregate principal payment requirements subsequent to December 31, 2008 are as follows:

Amount
(000’s)
2009	$5,199
2010	5,844
2011	868
2012	874
2013	866
2014 and thereafter	51,459

Total	$65,110

Certain covenants (as described below) in Pennichuck Water’s and Pennichuck East’s loan agreements and in our Bank of America revolving credit loan agreement effectively restrict our ability to upstream common dividends from Pennichuck Water and Pennichuck East, as well as pay common dividends to our shareholders.
Several of Pennichuck Water’s loan agreements contain a covenant that requires Pennichuck Water to maintain a minimum net worth of $4.5 million. As of December 31, 2008 and 2007, Pennichuck Water’s net worth was $42.2 million and $40.2 million, respectively.
One of Pennichuck East’s loan agreements contains a covenant that requires Pennichuck East to maintain a minimum net worth of $1.5 million. As of December 31, 2008 and 2007, Pennichuck East’s net worth was $6.5 million and $6.0 million, respectively.
Our Bank of America revolving credit loan agreement contains a covenant that requires us to maintain a minimum consolidated tangible net worth of $37.0 million plus equity proceeds subsequent to December 2007. As of December 31, 2008 and 2007, our consolidated tangible net worth was $47.8 million and $45.6 million, respectively.
Our Company has available a $16.0 million revolving credit facility with a bank. Borrowings under the revolving credit facility bear interest at a variable rate equal to the 30-day LIBOR rate plus a range of 1.2% to 1.7% based on financial ratios. The revolving credit facility matures on June 30, 2011 and is subject to renewal and extension by the bank at that time. As of December 31, 2008, approximately $1.5 million was outstanding on the line of credit. As of December 31, 2007, there were no borrowings outstanding.
We have an interest rate swap, which qualifies as a derivative under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This financial derivative has been designated as a cash flow hedge under the provisions of SFAS No. 133. The financial instrument is used to mitigate interest rate risks associated with our $4.5 million floating-rate loan. The floating-rate, which is based on the 30-day LIBOR rate plus a spread based on financial ratios, was 3.14% and 6.50%, at the end of 2008 and 2007, respectively. The agreement provides for the exchange of fixed rate interest payment obligations for floating-rate interest payment obligations on notional amounts of principal. The derivative agreement had a fixed rate of 6.0% as of December 31, 2008 and 2007. The notional amount of the debt for which interest rate swaps have been entered into under this agreement was $4.5 million as of December 31, 2008 and December 31, 2007. The fair value of the financial derivative, as of December 31, 2008 and 2007, included in our consolidated balance sheet as “other liabilities” was approximately $185,000 and $95,000, respectively. Changes in the fair value of this derivative are deferred in accumulated other comprehensive income.

Note 4—Equity Investments in Unconsolidated Companies
As of December 31, 2008 and 2007, Southwood held a 50 percent ownership interest in a limited liability company (“LLC”) known as HECOP IV. The remaining ownership interest in the LLC was held by John P. Stabile II (“Stabile”), principal owner of H.J. Stabile & Son, Inc. (“Property Manager”). The LLC, whose assets and liabilities are not included in the accompanying consolidated balance sheets, owns approximately nine acres of undeveloped land in Merrimack, New Hampshire.
Until December 2008, Southwood also held a 50 percent ownership interest in three other limited liability companies known as HECOP I, HECOP II and HECOP III. All or a majority of the remaining ownership interest in each of these joint ventures was held primarily by Stabile. “Net earnings (loss) from investments accounted for under the equity method” for the year ended December 31, 2008 includes a non-recurring, non-operating, after state tax gain of approximately $3.4 million ($2.3 million after federal income taxes) from the January 2008 sale of the three commercial real estate properties that were owned by these three Joint Ventures. The land and office buildings sold comprised substantially all of the assets of HECOP I, II, and III. Consequently, these three joint ventures were liquidated in December 2008.
Southwood uses the equity method of accounting for its investments in the four LLCs and accordingly, its investment is adjusted for its share of earnings or losses and for any distributions or dividends received from the LLC’s. For the years ended December 31, 2008, 2007 and 2006, Southwood’s share of earnings or losses in the LLC’s was approximately $3.4 million, $60,000 and $(34,000), respectively. Southwood’s share of earnings or losses are included under “Net earnings (loss) from investments accounted for under the equity method” in the accompanying consolidated statements of income.
For the year ended December 31, 2008, cash distributions received from the LLC’s were $3.8 million. For the years ended December 31, 2007 and 2006, there were no cash distributions received from the LLC’s. The short-term cash needs of HECOP IV are expected to be funded by the LLC partners on an on-going basis, but are not expected to be significant.
Until January 2008, our Company leased its principal office space, as referred to in Note 9, from one of the LLC’s.

Note 5—Financial measurement and Fair Value of Financial Instruments
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value and establishes a framework for measuring fair value under GAAP and expands the disclosure requirements for fair value measurements. Certain requirements of SFAS 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have adopted the sections of SFAS 157, which are effective for fiscal years beginning after November 15, 2007. The primary effect of SFAS 157 on our Company was to expand the required disclosures pertaining to methods used to determine fair values.
Management uses its best judgment in estimating the fair value of its financial instruments. However, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts that we could have realized in a sales transaction for these instruments. The estimated fair value amounts have been measured as of their respective year ends and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates.
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

For assets and liabilities measured at fair value on a recurring basis, the fair value measurement by levels within the fair value hierarchy used as of December 31, 2008 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
	(000’s)
Investments	$1,005	$1,005	$—	$—
Interest rate swap	(185)	—	(185)	—

Total	$820	$1,005	$(185)	$—

The carrying value of certain financial instruments included in the accompanying consolidated balance sheet, along with the related fair value, as of December 31, 2008 and 2007 are as follows:

	2008		2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(000’s)
Investments	$1,005	$1,005	$8,072	$8,072
Long-term debt	(64,785)	(59,148)	(64,672)	(64,967)
Interest rate swap liability	(185)	(185)	(95)	(95)
The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration. The fair value for long-term debt shown above does not purport to represent the amounts at which those debt obligations would be settled. The fair market value of our interest rate swaps represents the estimated cost to terminate these agreements as of December 31, 2008 and 2007 based upon current interest rates.
The carrying values of the Company’s cash, short-term investments and short-term notes receivable approximate their fair values because of the short maturity dates of those financial instruments.
Note 6—Post-retirement Benefit Plans
Pension Plan
We have a non-contributory, defined benefit pension plan (the “Plan”) that covers substantially all employees. The benefits are formula-based, giving consideration to both past and future service as well as participant compensation levels. Our funding policy is to contribute annual amounts that meet the requirements for funding under section 404 of the Internal Revenue Code. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The Plan uses December 31 for the measurement date to determine its projected benefit obligation and fair value of plan assets. The Plan uses January 1 as the measurement date to determine net periodic benefit costs.

The following table sets forth the pension plan’s funded status as of December 31, 2008 and 2007, respectively:

	2008	2007
	(000’s)
Change in benefit obligation:
Benefit obligation, beginning of year	$8,244	$7,280
Service cost	626	499
Interest cost	497	425
Actuarial loss	496	220
Benefits paid, excluding expenses	(188)	(180)

Benefit obligation, end of year	$9,675	$8,244

Change in plan assets:
Fair value of plan assets, beginning of year	$5,886	$5,215
Actual return on plan assets, net	(1,460)	360
Employer contribution	836	491
Benefits paid, excluding expenses	(188)	(180)

Fair value of plan assets, end of year	$5,074	$5,886

Funded status	$(4,601)	$(2,358)

Amounts recognized in the consolidated balance sheets as of December 31, 2008 and 2007 consisted of:
Current liability	$—	$—
Non-current liability	(4,601)	(2,358)

Total	$(4,601)	$(2,358)

Changes in plan assets and benefit obligations recognized in regulatory assets, for the years ended December 31, 2008 and 2007, are as follows:

	2008	2007
	(000’s)
Regulatory asset balance, beginning of year	$2,406	$2,247
Net actuarial loss incurred during the year	2,442	261
Amortization of prior service cost	(1)	(1)
Amortization of net actuarial losses	(123)	(102)
Amortization of net transition obligation	—	1

Regulatory asset balance, end of year	$4,724	$2,406

The regulatory asset balance as of December 31, 2008 and 2007 have not yet been recognized as components of net periodic benefit costs and are comprised of net actuarial losses totaling approximately $4,724 and $2,406, respectively.
The key assumptions used to value benefit obligations and calculate net periodic benefit cost include the following:

	2008	2007	2006
Discount rate for net periodic benefit cost, beginning of year	5.75%	5.75%	5.50%
Discount rate for benefit obligations, end of year	5.75%	5.75%	5.75%
Expected return on plan assets for the year (net of investment expenses)	7.50%	7.50%	7.50%
Rate of compensation increase, beginning of year	3.00%	3.00%	3.00%
During 2008, we updated our mortality table assumptions resulting in approximately $500,000 in increased benefit obligation.
The components of net periodic pension costs are as follows:

	Year Ended December 31,
	2008	2007	2006
	(000’s)
Service cost, benefits earned during the period	$625	$499	$379
Interest cost on projected benefit obligation	497	425	383
Expected return on plan assets	(464)	(402)	(349)
Amortization of prior service cost	1	1	1
Amortization of transition asset	—	—	(14)
Recognized net actuarial loss	123	102	101

Net periodic benefit cost	$782	$625	$501

The estimated net actuarial loss, prior service cost and transition asset for our pension plan that will be amortized in 2009 from the regulatory assets into net periodic benefit costs are $234,000, $0 and $0, respectively.
The market related value of plan assets is equal to the fair value of the plan assets as of the last day of the fiscal year, and is a determinant for the expected return on assets which is a component of net pension expense.
The projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for the Plan were approximately $9.7, $8.3 and $5.1 million, respectively, as of December 31, 2008 and approximately $8.2, $7.2 and $5.9 million, respectively, as of December 31, 2007.
In establishing its investment policy, our Company has considered the fact that the pension plan is a major retirement vehicle for its employees and the basic goal underlying the establishment of the policy is to provide that the assets of the Plan are prudently invested. Accordingly, we do not consider it necessary to adopt overly aggressive investment approaches that may expose the pension assets to severe depreciation in asset values during adverse markets. The investment policy should provide a high probability of generating a rate of return equal to at least 4% in excess of inflation over a long-term time horizon. Our Company’s investment strategy applies to its post-retirement plans as well as the Plan.

Our expected long-term rate of return on pension plan assets is based on the Plan’s expected asset allocation, expected returns on various classes of Plan assets as well as historical returns.
The Plan held 21,000 shares of Pennichuck Corporation common stock as of December 31, 2008 and 2007. The value of this stock as of December 31, 2008 and 2007 was $431,000 and $561,000, respectively. The Company stock held in the Plan represents 8.5% and 9.5% of the total Plan assets as of December 31, 2008 and 2007, respectively.
The Plan’s investment strategy utilizes several different asset classes with varying risk/return characteristics. The following table indicates the asset allocation percentage of the fair value of the Plan assets (other than with respect to shares of the Company’s stock as discussed above) as of December 31, as well as the Plan’s targeted allocation range:

	2008	2007	Asset Allocation Range
Equities	59%	62%	30% - 90%
Fixed income	40%	37%	25% - 65%
Cash and cash equivalents	1%	1%	0% - 15%

Total	100%	100%

In order to satisfy the minimum funding requirements of the Employee Retirement Income Security Act of 1974, applicable to defined benefit pension plans, we anticipate that we will contribute approximately $1.0 million to the Plan in 2009. This contribution includes approximately $244,000 to reduce the plan’s underfunded status, per current requirements under the Pension Protection Act.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Amount
(000’s)
2009	$244
2010	301
2011	335
2012	388
2013	417
2014-2018	2,652

Total	$4,337

Defined Contribution Plan
In addition to the defined benefit plan, we have a defined contribution plan covering substantially all full-time employees. Under this plan, our Company matches 100% of the first 3% of each participating employee’s salary contributed to the plan. The matching employer’s contributions, recorded as operating expenses, were approximately $172,000, $157,000 and $146,000 for 2008, 2007 and 2006, respectively.
Other Post-retirement Benefits
We provide post-retirement medical benefits for eligible retired employees, who retire on or after the normal retirement age of 65, through separate post-retirement medical plans for union and non-union employees. Future benefits, payable to current employees upon reaching normal retirement age, are calculated based on the actual percentage of wage and salary increases earned from the plan inception date to the normal retirement date. The post-retirement plans use December 31 for the measurement date to determine their projected benefit obligation and fair value of plan assets. These plans use January 1 as the measurement date to determine net periodic benefit cost.
Our Company also offers post-employment medical benefits for employees who retire prior to their normal retirement age and who have met certain age and service requirements. The benefits allow continuity of coverage at group rates from the employee’s retirement date until the employee becomes eligible for Medicare. This post-employment plan is funded from the general assets of the Company.
Upon retirement, if a qualifying employee elects to remain on the Company’s group medical plan, the Company pays his or her full monthly premium. Upon request, the spouse of the covered former employee may also remain on the Company’s group medical plan provided that person’s full monthly premium is reimbursed to the Company.
The following table sets forth the post-retirement and post-employment medical plans’ funded status as of December 31, 2008 and 2007, respectively:

	2008	2007
	(000’s)
Change in benefit obligation:
Benefit obligation, beginning of year	$2,024	$1,965
Service cost	129	132
Interest cost	125	103
Actuarial loss/(gain)	164	(129)
Benefits paid, excluding expenses	(34)	(47)

Benefit obligation, end of year	$2,408	$2,024

Change in plan assets:
Fair value of plan assets, beginning of year	$588	$526
Actual return on plan assets, net	(30)	62
Employer contribution	34	47
Benefits paid, excluding expenses	(34)	(47)

Fair value of plan assets, end of year	$558	$588

Funded status	$(1,850)	$(1,436)

Amounts recognized in the consolidated balance sheets as of December 31, 2008 and 2007 consisted of:
Current liability	$(50)	$(24)
Non-current liability	(1,800)	(1,412)

Total	$(1,850)	$(1,436)

Changes in plan assets and benefit obligations recognized in regulatory assets, for the years ended December 31, 2008 and 2007, are as follows:

	2008	2007
	(000’s)
Regulatory asset balance, beginning of year	$283	$477
Net loss/(gain) incurred during the year	187	(163)
Amortization of prior service cost	(22)	(31)
Amortization of net actuarial losses	(3)	—

Regulatory asset balance, end of year	$445	$283

Amounts recognized in regulatory assets that have not yet been recognized as components of net periodic benefit cost of the following at December 31, 2008 and 2007, respectively:

	2008	2007
	(000’s)
Net actuarial loss	$202	$18
Prior service cost	243	265

Regulatory asset	$445	$283

The key assumptions used to value benefit obligations and net periodic benefit cost for our post-retirement medical plans include the following:

	2008	2007	2006
Discount rate for net periodic benefit cost, beginning of year	5.75%	5.75%	5.50%
Discount rate for benefit obligations, end of year	5.75%	5.75%	5.75%
Expected return on plan assets for the year (net of investment expenses)	7.50%	7.50%	7.50%
Rate of compensation increase, beginning of year	3.00%	3.00%	3.00%
Healthcare cost trend rate	12.00%	9.00%	9.00%

Net periodic other post-retirement and post-employment benefit cost included the following components:

	Year Ended December 31,
	2008	2007	2006
	(000’s)
Service cost, benefits earned during the period	$128	$132	$127
Interest cost on accumulated post-retirement and post-employment benefit obligation	124	103	102
Expected return on plan assets	(44)	(40)	(39)
Amortization of prior service cost	22	31	36
Recognized net actuarial loss	3	—	5

Net periodic benefit cost	$233	$226	$231

The estimated prior service cost for our medical benefit plans will be amortized in 2009 from the regulatory assets into net periodic benefit costs is $24,000.
A one percent change in the assumed health care cost trend rate would not have had a material effect on the post-retirement benefit cost or the accumulated post-retirement benefit obligation in 2008.
The assets of the Company’s post-retirement medical benefit plan are held in two separate Voluntary Employee Beneficiary Association (“VEBA”) trusts. We maintain our VEBA plan assets in directed trust accounts at a commercial bank. In the fourth quarter of 2007, we elected to change the trustee for our VEBA plan assets in order to reduce our trust expenses. In order to transfer assets to the new trustee, we were required to convert all VEBA plan assets to cash. In early 2008, we re-established long-term investments for our VEBA plan assets consistent with the VEBA plan’s Investment Policy Statement.
The following indicates the asset allocation percentages of the fair value of total post-retirement medical benefit plan assets for each major type of plan assets as of December 31, as well as targeted percentages and the permissible range:

	2008	2007	Asset Allocation Range
Equities	38%	0%	30% - 90%
Fixed income	39%	0%	10% - 40%
Cash and cash equivalents	23%	100%	0% - 15%

Total	100%	100%

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Amount
(000’s)
2009	$71
2010	76
2011	73
2012	80
2013	110
2014-2018	833

Total	$1,243

We adopted SFAS No. 158 on December 31, 2006. Because we are subject to regulation in the state in which we operate, we are required to maintain our accounts in accordance with the regulatory authority’s rules and regulations, which may differ from other authoritative accounting pronouncements. In those instances, we follow the guidance of SFAS No. 71. Based on prior regulatory practice, and in accordance with the guidance provided by SFAS No. 71, we recorded underfunded pension and postretirement obligations, which otherwise would have been recognized as a reduction to Accumulated Other Comprehensive Income as of December 31, 2008, 2007 and 2006 under SFAS No. 158, as a Regulatory Asset and we expect to recover those costs in rates charged to customers. The adoption of this standard had no impact on results of operations or cash flows.
In May 2004, the FASB issued Staff Position (“FSP”) 106-2, “Accounting Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the ‘Act’)”. The Act provides for prescription drug benefits for retirees over the age of 65 under the Medicare Part D program. For employers like our Company, who currently provide retiree medical programs for former employees over the age of 65, there are potential subsidies available which are inherent in the Act. The Act potentially entitles these employers to a direct tax-exempt federal subsidy. This FSP provides guidance on the accounting for the effects of the Act. The guidance indicates that, when an employer initially accounts for the subsidy, the effect on the accumulated post-retirement benefit obligation should be accounted for as an actuarial gain (assuming no plan amendments are made). In addition, since the subsidy would affect the employer’s share of its plan’s costs, the subsidy is included in measuring the costs of benefits attributable to current service. Therefore, the subsidy should reduce service cost when it is recognized as a component of net periodic post-retirement benefit cost. This FSP became effective on July 1, 2004. We have concluded, in consultation with its actuarial service provider, that the adoption of this FSP did not have a material effect on our Company’s consolidated financial statements.

Note 7—Stock Based Compensation Plans
We adopted the provisions of SFAS No. 123R“Share-Based Payment” as of January 1, 2006. SFAS No. 123R requires that all share-based payments to employees, including grants of stock options, be recognized as compensation expense in the consolidated financial statements based on their fair value. The resulting impact on the consolidated income statement for the years ended December 31, 2008, 2007 and 2006 was approximately $39,000, net of taxes of $26,000, $29,000, net of taxes of $20,000 and $45,000, net of taxes of $30,000, respectively. The total compensation cost related to non-vested stock option awards are approximately $64,000, net of tax as of December 31, 2008. These costs are expected to be recognized during 2009 through 2011.
Our Company has periodically granted its officers and key employees incentive and non-qualified stock options on a discretionary basis pursuant to two stock option plans, the 1995 Stock Option Plan (“1995 Plan”) and the Amended and Restated 2000 Stock Option Plan (“2000 Plan”).
The 1995 Plan permits the granting of both incentive stock options and non-qualified stock options to employees at a price per share equivalent to the market value at the date of the grant. Options become exercisable immediately following the grant and expire ten years from the date of grant. As of December 31, 2008 and 2007, no further shares were available for grant under the 1995 Plan.
The 2000 Plan provides for the granting of both incentive stock options and non-qualified stock options to employees at a price per share equivalent to the market value at the date of the grant. Option grants have varying vesting schedules and expire ten years from the date of grant. The number of shares of common stock subject to issuance under the 2000 Plan is 500,000. As of December 31, 2008 and 2007, 221,030 and 254,897 shares, respectively, were available for future grant under the 2000 Plan.
For purposes of calculating the fair value of each stock grant at the date of grant, our Company uses the Black Scholes Option Pricing model.
The following table summarizes the activity under the stock option plans for the three-year period ended December 31, 2008.

			Average
	Number of	Price per	Price per
	Shares	Share	Share
Options outstanding as of December 31, 2005	258,320	$6.09-21.24	$19.02
Granted	40,000	19.00	19.00
Exercised	(65,023)	15.29-21.24	18.74
Canceled	(2,080)	15.29-21.24	19.80

Options outstanding as of December 31, 2006	231,217	6.09-21.24	19.09
Granted	—	—	—
Exercised	(5,267)	15.29-19.67	17.50
Canceled	(1,935)	6.09-21.24	18.16

Options outstanding as of December 31, 2007	224,015	6.09-21.24	19.13
Granted	34,200	22.22-22.51	22.36
Exercised	(56,371)	11.81-21.24	18.51
Canceled	(333)	7.13	7.13

Options outstanding as of December 31, 2008	201,511	$11.81-22.51	$19.88

Exercisable as of December 31, 2006	195,660	$6.09-21.24	$19.07

Exercisable as of December 31, 2007	210,681	$7.13-21.24	$19.17

Exercisable as of December 31, 2008	167,311	$11.81-21.24	$19.37

The following table summarizes information about options outstanding and exercisable as of December 31, 2008.

Options Outstanding				Options Exercisable
			Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise	Outstanding	Life	Price	Exercisable	Price
Price	As of 12/31/08	(in years)	Per Share	As of 12/31/08	Per Share
$11.81	804	0.02	$11.81	804	$11.81
17.44	13,479	1.02	17.44	13,479	17.44
15.29	8,090	2.04	15.29	8,090	15.29
20.25	13,734	3.07	20.25	13,734	20.25
20.14	21,468	4.76	20.14	21,468	20.14
21.24	22,001	5.07	21.24	22,001	21.24
19.67	23,735	6.08	19.67	23,735	19.67
19.51	24,000	6.95	19.51	24,000	19.51
19.00	40,000	7.65	19.00	40,000	19.00
22.22	18,000	9.52	22.22	—	22.22
22.51	16,200	9.65	22.51	—	22.51

	201,511			167,311

The weighted average fair value per share of options granted during 2008 and 2006 was $3.63 and $3.53, respectively. There were no options granted in 2007. The fair value of each option grant was estimated on the date of grant using the following assumptions:

	Year Ended December 31,
	2008	2007	2006
Risk-free interest rate	2.77%	N/A	4.75%
Expected dividend yield	2.95%	N/A	3.47%
Expected lives	10 years	N/A	5 years
Expected volatility	18.10%	N/A	22.00%

Note 8—Shareholder Rights Plan
On April 20, 2000, the Company’s Board of Directors adopted a Rights Agreement and declared a dividend of one preferred share purchase right (“Right”) for each outstanding share of common stock, $1.00 par value. The Rights Agreement was amended by the Board of Directors on July 28, 2006. Each Right entitles the shareholder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $85.00 per share, subject to adjustment. The Rights become exercisable in the event that a person or group acquires, or commences a tender or exchange offer to acquire, more than 15% of the Company’s outstanding common stock. In that event, each Right will entitle the holder, other than the acquiring party, to purchase a number of common shares of our Company having a market value equal to two times the Right’s exercise price. If the Company is acquired in a merger or other business combination at any time after the Rights become exercisable, the Rights will entitle the holder to purchase a certain number of shares of common stock of the acquiring company having a market value equal to two times the Right’s exercise price. The Rights are redeemable by the Company at a redemption price of $.01 per Right at any time before the Rights become exercisable. The Rights will expire on April 19, 2010, unless previously redeemed or extended. See Note 13, “Subsequent Events.”
Note 9—Commitments and Contingencies
Possible Municipalizations
The City of Nashua, New Hampshire (the “City”) is engaged in an ongoing effort that began in 2002 to acquire all or a significant portion of the assets of Pennichuck Water, our largest utility subsidiary, through an eminent domain proceeding under New Hampshire Revised Statutes Annotated (“NHRSA”) Chapter 38. We are opposed to the City’s proposed eminent domain taking of Pennichuck Water assets.
The NHPUC conducted a hearing on the merits of the City’s proposed eminent domain taking of the assets of Pennichuck Water, which hearing was completed on September 26, 2007. On July 25, 2008, the NHPUC issued its order in this matter, ruling that a taking of the assets of Pennichuck Water is in the public interest provided certain conditions are met, and provided that it pay to Pennichuck Water $203 million for such assets measured as of December 31, 2008. The conditions include a requirement that Nashua pay an additional $40 million into a mitigation fund to protect the interests of the customers of Pennichuck East and Pittsfield Aqueduct. Another condition is that the City submit to the NHPUC, for its advance approval, the final operating contracts between the City and its planned contractors. The remaining conditions cover various aspects of the operation and oversight of the water system under City ownership.
Based on advice of counsel, we believe that the NHPUC’s order contains a number of significant legal errors that undermine its validity as to whether such eminent domain taking is in the public interest and regarding the price to be paid by the City for such taking. We also believe that this outcome is not in the best interests of the Company’s shareholders. Both the Company and the City have filed motions for rehearing or reconsideration before the NHPUC. The Company has also stated that, if necessary, it will consider filing an appeal to the New Hampshire Supreme Court. Notwithstanding the foregoing, the Company has stated publicly that it remains open to engaging in settlement discussions with the City aimed at resolving this dispute outside of eminent domain. Toward that end, the Company announced on February 13, 2009 that it had engaged the investment banking firm of Boenning & Scattergood, Inc. of West Conshohocken, PA to advise it regarding possible settlement with the City. A settlement could involve Nashua’s acquisition of some or all of the assets of Pennichuck or one or more of its subsidiaries or, alternatively, the shares of Pennichuck stock.

A taking of the assets of Pennichuck Water by eminent domain pursuant to the NHPUC’s July 2008 order would result in a significant corporate-level taxable gain and related tax liability based on the difference between the price paid to Pennichuck Water for the assets taken and Pennichuck Water’s underlying tax basis in such assets. The tax liability would be due currently unless the proceeds of the taking were reinvested in qualifying replacement property in accordance with certain provisions of the Internal Revenue Code. A taking by eminent domain could also result in our Company incurring various other costs depending on the final terms of the eminent domain taking and decisions that our Company may make regarding its remaining operations. These costs may include expenditures associated with termination and/or funding of health and retirement plans, certain debt redemption premiums, severance costs and professional fees.
Under New Hampshire law, all parties to the proceeding and persons directly affected by the NHPUC’s July 2008 order had 30 days to seek reconsideration or a rehearing before the NHPUC. Our Company and the City of Nashua were the only parties to submit such motions in and objections thereto.
The NHPUC’s ruling on any request for reconsideration or a rehearing may be appealed to the New Hampshire Supreme Court and the Company has stated that, if necessary, it may do so. We cannot predict when the NHPUC will rule on the pending motions from the City and our Company, but we expect that a full rehearing and appeal process could take a year or more. We have publicly stated our willingness to consider any comprehensive settlement proposals the City may wish to make to us.
If the City ultimately is successful in obtaining a final determination that it can take some or all of Pennichuck Water’s assets by eminent domain, it is not required under NHRSA Ch. 38 to complete the taking and could ultimately choose not to proceed with the purchase of the assets. The Company cannot predict the ultimate outcome of these matters. It is possible that, if the acquisition efforts of the City are successful, the financial position of the Company would be materially impacted.
The Town of Pittsfield voted at its town meeting in 2003 to acquire the assets of our Company’s Pittsfield Aqueduct subsidiary by eminent domain. In April 2003, the Town notified our Company in writing of the Town’s desire to acquire the assets. Our Company responded that it did not wish to sell the assets. Thereafter, no further action was taken by the Town until March 2005, when the Town voted to appropriate $60,000 to the eminent domain process. On March 22, 2005, our Company received a letter from the Town reiterating the Town’s desire to acquire the assets of our Company’s Pittsfield Aqueduct subsidiary, and by letter dated May 10, 2005, our Company responded that it did not wish to sell them. Our Company does not have a basis to evaluate whether the Town will actively pursue the acquisition of our Company’s Pittsfield Aqueduct assets by eminent domain, but since the date of the Town’s letter to our Company the Town has not taken any additional steps required under New Hampshire RSA Chapter 38 to pursue eminent domain.

The Town of Bedford voted at its town meeting in March 2005 to take by eminent domain our Company’s assets within Bedford for purposes of establishing a water utility, and by letter dated April 4, 2005 inquired whether our Company, and any relevant wholly owned subsidiary of our Company, was then willing to sell said assets to Bedford. Our Company responded by letter dated June 1, 2005, informing the Town that our Company does not wish to sell those assets located in Bedford that are owned by any of its subsidiaries. Our Company has not received a response to its letter, and since the date of the Town’s letter to our Company the Town has not taken any additional steps required under New Hampshire RSA Chapter 38 to pursue eminent domain. During the hearing regarding the proposed eminent domain taking by Nashua, the witness for the Town of Bedford testified that the Town’s interest in a possible taking of assets of our Company related to a situation in which Nashua might acquire less than all of our Company’s assets, leaving the system in Bedford as part of a significantly smaller utility.
Our Company cannot predict the ultimate outcome of these matters. It is possible that, if the acquisition efforts of the City and/or the Towns of Pittsfield or Bedford were successful, the financial position of our Company would be materially impacted. No adjustments have been recorded in the accompanying consolidated financial statements for these uncertainties.
Operating Leases
We lease our corporate office space as well as certain office equipment under operating lease agreements. Total rent expense was approximately $258,000, $261,000 and $251,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
Our remaining lease commitments for our corporate office space and leased equipment as of December 31, 2008 are as follows:

Amount
(000’s)
2009	$321
2010	360
2011	134
2012	9
2013 and thereafter	—

Total	$824

Note 10—Business Segment Reporting
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
Water utility operations—Includes the collection, treatment and distribution of potable water for domestic, industrial, commercial and fire protection service in the City of Nashua and numerous other communities throughout New Hampshire.
Water management services—Includes the contract operations maintenance activities of Service Corporation.
Real estate operations—Involved in the ownership and commercialization and sale of on-utility landholdings in Nashua and Merrimack, New Hampshire.
The line titled “Other” relates to parent company activity, including eminent domain expenses. This line, which is not a reportable segment, is shown only to reconcile to amounts shown in the Company’s Consolidated Financial Statements.

The following table presents information about our three primary business segments for the years ended December 31:

	2008	2007	2006
	(000’s)
Operating revenues:
Water utility operations	$28,303	$27,217	$21,974
Water management services	2,647	2,287	2,334
Real estate operations	20	23	106
Other	9	8	67

Total operating revenues	$30,979	$29,535	$24,481

Equity method net earnings (loss):
Water utility operations	$—	$—	$—
Water management services	—	—	—
Real estate operations	3,390	60	(34)
Other	—	—	—

Total equity method net earnings (loss)	$3,390	$60	$(34)

Interest income:
Water utility operations	$16	$63	$228
Water management services	—	—	—
Real estate operations	—	—	—
Other	171	103	200

Total interest income	$187	$166	$428

Interest Expense:
Water utility operations	$3,617	$2,798	$2,478
Water management services	—	—	—
Real estate operations	—	—	—
Other	32	77	23

Total interest expense	$3,649	$2,875	$2,501

Provision (benefit) for Income taxes:
Water utility operations	$1,597	$2,638	$1,062
Water management services	148	79	101
Real estate operations	1,141	(2)	118
Other	(143)	(404)	(932)

Total provision for income taxes	$2,743	$2,311	$349

Net income (loss):
Water utility operations	$2,521	$4,192	$1,699
Water management services	224	118	152
Real estate operations	2,219	(92)	179
Other	(243)	(637)	(1,460)

Total net income	$4,721	$3,581	$570

Purchases of property, plant and equipment:
Water utility operations	$14,420	$17,608	$21,383
Water management services	5	78	12
Real estate operations	—	—	—
Other	—	—	—

Total purchases of property, plant and equipment	$14,425	$17,686	$21,395

	2008	2007	2006
	(000’s)
Depreciation and amortization expense:
Water utility operations	$4,171	$3,865	$3,566
Water management services	12	14	11
Real estate operations	—	—	—
Other	18	28	22

Total depreciation and amortization expense	$4,201	$3,907	$3,599

The following table presents information about our three primary business segments as of December 31:

	2008	2007
	(000’s)
Total assets:
Water utility operations	$165,280	$157,704
Water management services	159	144
Real estate operations	2,394	2,454
Other	7,121	8,286

Total assets	$174,954	$168,588

The operating revenues within each business segment are sales to unaffiliated customers. Operating income is defined as segment revenues less operating expenses including allocable parent company expenses attributable to each business segment as shown below.

	2008	2007	2006
	(000’s)
Allocated parent expenses:
Water utility operations	$941	$945	$1,266
Water management services	43	40	66
Real estate operations	8	11	(21)

Total allocated parent expenses	$992	$996	$1,311

The general and administrative expenses allocated by the parent company to its subsidiaries are calculated based primarily on a ratio of each subsidiary’s revenues, assets, customer base and net plant to the consolidated amounts for each metric.
In addition, as of December 31, 2008, all of the employees of the consolidated group are employees of Pennichuck Water, which in turn allocates a portion of its labor and other direct expenses and general and administrative expenses to our Company’s other subsidiaries. This intercompany allocation reflects Pennichuck Water’s estimated costs that are associated with conducting the activities within our Company’s subsidiaries. The allocation of Pennichuck Water costs is based on, among other things, time records for direct labor, customer service activity and accounting transaction activity.

Within the water utility business segment, one customer accounted for approximately 8 percent of water utility revenues in 2008, 2007 and 2006. During 2008, 2007 and 2006, the water utility segment recorded approximately $2.4, $2.2 and $1.8 million, respectively, in water revenues which were derived from fire protection and other billings to this customer. As of December 31, 2008, 2007 and 2006, this customer accounted for approximately 8%, 8% and 10% of total accounts receivable, respectively.
Note 11—Asset Retirement Obligation
In accordance with SFAS No. 143, Accounting for Asset Retirement Obligations and Financial Interpretation Number (FIN) 47, Accounting for Conditional Asset Retirement Obligations, we recorded an asset retirement obligation of $74,000 as of December 31, 2007 which is included in Other Current Liabilities in connection with the removal of a dam in 2008. Under SFAS 71, if the cost of this removal can be reasonably determined to be recoverable in future rates, then the offsetting cost relating to the removal can be recorded as a regulatory asset. Accordingly, as of December 31, 2007, approximately $195,000 was recorded in Deferred Charges and Other Assets.
The removal of this dam occurred during the second half of 2008. The Company’s total net cost of removal of approximately $214,000 has been recorded in Property, Plant and Equipment, Net.
Note 12—Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(000’s, except per share amounts)
Year Ended December 31, 2008:
Revenues	$6,742	$7,940	$8,440	$7,857
Operating Income	1,006	2,046	2,455	1,903
Net income	2,490	792	913	526
Earnings per common share
Basic	0.59	0.19	0.21	0.12
Diluted	0.58	0.19	0.21	0.12

Year Ended December 31, 2007:
Revenues	$5,993	$7,126	$9,359	$7,057
Operating Income	669	1,818	3,800	1,379
Net income	162	1,349	1,613	457
Earnings per common share
Basic	0.04	0.32	0.38	0.11
Diluted	0.04	0.32	0.38	0.11

Note 13—Subsequent Events
Common Stock Cash Dividend. On March 2, 2009, we paid a quarterly cash dividend of $0.175 per share to shareholders of record on February 9, 2009. This dividend rate includes a 6.1% increase over the previous dividend rate of $0.165.
Issuance of Non-qualified Stock Options. On January 28, 2009, we granted 38,000 shares on non-qualified stock options to certain key employees at a price of $17.64 per share. The grants expires on January 29, 2019 and vest over a three-year period.
Amendment to Rights Agreement. Effective March 2, 2009, the Rights Agreement was amended to give the Board of Directors the right, in its sole discretion, to determine if any individual or group (including all of their affiliates and associates) should be exempted from being the beneficial owner and/or acquiring beneficial ownership of 15% or more of the outstanding common stock of the Company subject to certain terms and conditions (if any) that the Board of Directors may establish for said exemption.

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
Based on their evaluation, the principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K are effective to provide reasonable assurance that information relating to the Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms. Beard Miller Company LLP, our independent registered public accounting firm, has audited the Company’s effectiveness of internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Management’s Report and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting are set forth in Part II, Item 8 in this Annual Report on Form 10-K.
There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. OTHER INFORMATION
None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
Information regarding our directors and executive officers required by this Item will appear under “Election of Directors” and “Corporate Governance, Board and Committee Membership” in our definitive Proxy Statement for our annual meeting of shareholders (the “Proxy Statement”) to be held May 6, 2009, which we intend to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2008. Such information is incorporated by reference into this Annual Report on Form 10-K.
Compliance with Section 16(a) of the Exchange Act
Information about compliance with Section 16(a) of the Exchange Act required by this Item will appear under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2008. Such information is incorporated by reference into this Annual Report on Form 10-K.
Code of Ethics
Information regarding our code of ethics (the Company’s Code of Ethics for Financial Professionals) required by this Item will appear under “Executive Compensation—Code of Ethics for Financial Professionals” in the Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2008. Such information is incorporated by reference into this Annual Report on Form 10-K. We intend to satisfy the SEC disclosure requirement regarding amendments to, or waivers from, certain provisions of the Code of Ethics for Financial Professionals by posting such information on our website at www.pennichuck.com.
Item 11. EXECUTIVE COMPENSATION
Information about compensation of our named executive officers and related matters required by this Item will appear under “Executive Compensation”, “Corporate Governance, Board and Committee Membership” and “Report of the Compensation and Benefits Committee” in the Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2008. Such information is incorporated by reference into this Annual Report on Form 10-K.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information about security ownership of certain beneficial owners and management required by this Item will appear under “General Disclosures — Security Ownership of Certain Beneficial Owners” and “General Disclosures — Security Ownership of Management” in the Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2008. Such information is incorporated by reference into this report. Information regarding securities authorized for issuance under equity compensation plans required by this Item will appear under “Executive Compensation—Equity Compensation Plans” in the Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2008. Such information is incorporated by reference into this Annual Report on Form 10-K.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information about certain relationships and related transactions required by this Item will appear under “Executive Compensation—Certain Relationships and Related Transactions” in the Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2008. Such information is incorporated by reference into this Annual Report on Form 10-K.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information about principal accountant fees and services required by this Item will appear under “Relationship with Independent Accountants—Fees Paid to Independent Accountants” in the Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2008. Such information is incorporated by reference into this Annual Report on Form 10-K.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1) The following Consolidated Financial Statements of Pennichuck Corporation and subsidiaries for the year ended December 31, 2008 are included in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Income for each of the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Shareholders’ Equity for each of the years ended December 31, 2008, 2007 and 2006

Consolidated Statement of Comprehensive Income for each of the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for each of the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements
(2) The following Consolidated Financial Statement Schedules of Pennichuck Corporation for each of the years 2008, 2007 and 2006 are included in this Annual Report on Form 10-K:
I-Condensed Financial Information of Registrant
II-Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3) EXHIBIT INDEX:
The following is a list of exhibits which are either filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit
Number	Description of Exhibit
3.1	Restated Articles of Incorporation of Pennichuck Corporation (filed as Exhibit 3.1 to the Company’s 2007 Annual Report on Form 10-K and incorporated herein by reference)

3.2	Bylaws of Pennichuck Corporation (filed as Exhibit 3.2 to the Company’s third quarter 2008 Quarterly Report on Form 10-Q and incorporated herein by reference)

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

4.7
Amendment to Rights Agreement, effective as of August 15, 2006, by and between Pennichuck Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A12G/A, filed on September 25, 2006 and incorporated herein by reference)

4.8
Amendment to Rights Agreement, effective as of March 2, 2009, by and between Pennichuck Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.8 to the Company’s Registration Statement on Form 8- A12G/A filed on March 9, 2009 and incorporated herein by reference)

Exhibit
Number	Description of Exhibit
10.1	Deferred Compensation Program for Directors of Pennichuck Corporation (filed as Exhibit 10.2 to the Company’s 1997 Annual Report on Form 10-KSB and incorporated herein by reference)

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

10.6	Insurance Funded Deferred Compensation Agreement dated June 13, 1994 (filed as Exhibit 10.9 to the Company’s second quarter 1994 Quarterly Report on Form 10-QSB and incorporated herein by reference)

10.7
1995 Stock Option Plan (filed as Exhibit 4.1 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, filed September 17, 2001, No. 333-57352 and incorporated herein by reference)

10.8
Loan Agreement dated April 8, 1998, between Pennichuck Corporation, Pennichuck East Utility, Inc. and Fleet Bank-NH (filed as Exhibit 10.11 to the Company’s second quarter 1998 Quarterly Report on Form 10-QSB and incorporated herein by reference)

10.9
Amendment Agreement, dated as of June 19, 2008, by and among Pennichuck Corporation, Pennichuck East Utility, Inc. and Bank of America, N.A. (successor by merger to Fleet National Bank) (filed as Exhibit 10.5 to the Company’s second quarter 2008 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.10
Employment Agreement, dated as of October 24, 2006 by and between Duane C. Montopoli and Pennichuck Corporation (filed as Exhibit 10.1 to the Company’s third quarter 2006 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.11
Amendment Agreement dated March 29, 2004 to Loan Agreement dated April 8, 1998, as amended, between Pennichuck Corporation and Pennichuck East Utility, Inc., as borrowers, The Southwood Corporation and Pennichuck Water Service Corporation as guarantors, and Fleet National Bank (filed as Exhibit 10.18 to the Company’s first quarter 2004 Quarterly Report on Form 10-Q and incorporated herein by reference)

Exhibit
Number	Description of Exhibit
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

10.15	Amended and Restated Summary of Non-Employee Director Compensation (filed as Exhibit 10.6 to the Company’s second quarter 2008 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.16	Form of Stock Option granted under the 1995 Stock Option Plan (filed as Exhibit 10.18 to the Company’s 2004 Annual Report on Form 10-K and incorporated herein by reference)

10.17	Form of Stock Option granted under the 2000 Stock Option Plan (filed as Exhibit 10.19 to the Company’s 2004 Annual Report on Form 10-K and incorporated herein by reference)

10.18
Letter Agreement dated as of August 8, 2008 by and between Pennichuck Corporation and Roland E. Olivier (filed as Exhibit 10.1 to the Company’s third quarter 2008 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.19
Amendment Agreement by and among Pennichuck Corporation, Pennichuck East Utility, Inc., and Fleet National Bank, dated as of April 8, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 14, 2005 and incorporated herein by reference)

10.20
Master Loan and Trust Agreement by and among the Business Finance Authority of the State of New Hampshire, Pennichuck Water Works, Inc. and the Bank of New York Trust Company, N.A., as trustee, dated as of October 1, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 25, 2005 and incorporated herein by reference)

10.21
Employment Agreement, dated as of October 3, 2006, by and between Donald L. Ware and Pennichuck Corporation (filed as Exhibit 10.2 to the Company’s third quarter 2006 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.22
Employee Retention Agreement, dated as of October 3, 2006, by and between Pennichuck Corporation and Donald L. Ware (filed as Exhibit 10.3 to the Company’s third quarter 2006 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.23	Addendum Dated October 1, 2008 to Master Loan and Trust Agreement (filed as Exhibit 10.2 to the Company’s third quarter 2008 Quarterly Report on Form 10-Q and incorporated herein by reference)

Exhibit
Number	Description of Exhibit
10.24
First Amendment to Employment Agreement, dated as of August 18, 2006, amending the Employment Agreement, dated January 31, 2005, by and between Pennichuck Corporation and William D. Patterson (filed as Exhibit 10.5 to the Company’s third quarter 2006 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.25
Employee Retention Agreement, dated as of August 18, 2006, by and between Pennichuck Corporation and William D. Patterson (filed as Exhibit 10.6 to the Company’s third quarter 2006 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.26
Amendment Agreement, dated as of August 31, 2006, by and among Pennichuck Corporation, Pennichuck Water Works, Inc. and Bank of America, N.A. (successor by merger to Fleet National Bank) (filed as Exhibit 10.7 to the Company’s third quarter 2006 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.27
Amendment Agreement, dated as of August 31, 2006, by and among Pennichuck Corporation, Pennichuck East Utility, Inc. and Bank of America, N.A. (successor by merger to Fleet National Bank) (filed as Exhibit 10.8 to the Company’s third quarter 2006 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.28
Change of Control Agreement, dated as of October 25, 2006, by and between Pennichuck Corporation and Bonalyn J. Hartley (filed as Exhibit 10.28 to the Company’s 2006 Annual Report on Form 10-K and incorporated herein by reference)

10.29
First Amendment to Change of Control Agreement, dated as of February 1, 2007, by and between Pennichuck Corporation and Bonalyn J. Hartley (filed as Exhibit 10.29 to the Company’s 2006 Annual Report on Form 10-K and incorporated herein by reference)

10.30
Change of Control Agreement, dated as of October 25, 2006, by and between Pennichuck Corporation and Stephen J. Densberger (filed as Exhibit 10.30 to the Company’s 2006 Annual Report on Form 10-K and incorporated herein by reference)

10.31
First Amendment to Change of Control Agreement, dated as of February 1, 2007, by and between Pennichuck Corporation and Stephen J. Densberger (filed as Exhibit 10.31 to the Company’s 2006 Annual Report on Form 10-K and incorporated herein by reference)

10.32
Amendment to Employee Retention Agreement, dated as of December 18, 2006, by and between Pennichuck Corporation and Donald L. Ware (filed as Exhibit 10.32 to the Company’s 2006 Annual Report on Form 10-K and incorporated herein by reference)

10.33	2008 Executive Officer Bonus Plan, dated as of January 30, 2008 (filed as Exhibit 10.1 to the Company’s first quarter 2008 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.34	Amended and Restated 2000 Stock Option Plan dated as of March 13, 2008 (filed as Exhibit 10.2 to the Company’s first quarter 2008 Quarterly Report on Form 10-Q and incorporated herein by reference)

Exhibit
Number	Description of Exhibit
10.35
Amendment Agreement, dated as of October 19, 2007, by and among Pennichuck Corporation, Pennichuck Water Works, Inc. and Bank of America, N.A. (successor by merger to Fleet National Bank) (filed as Exhibit 10.1 to the Company’s third quarter 2007 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.36
Amendment Agreement, dated as of October 19, 2007, by and among Pennichuck Corporation, Pennichuck East Utility, Inc. and Bank of America, N.A. (successor by merger to Fleet National Bank) (filed as Exhibit 10.2 to the Company’s third quarter 2007 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.37
First Amendment to Master Loan and Trust Agreement, dated as of October 1, 2007, by and among the Business Finance Authority of the State of New Hampshire, Pennichuck Water Works, Inc. and the Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 10.3 to the Company’s third quarter 2007 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.38
Second Amendment to Employment Agreement, dated as of June 7, 2007, amending the Employment Agreement dated as of January 31, 2005 by and between Pennichuck Corporation and William D. Patterson (filed as Exhibit 10.1 to the Company’s second quarter 2007 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.39
Second Amendment to Change of Control Agreement, dated November 13, 2007, amending the Change of Control Agreement, dated October 25, 2006 by and between Pennichuck Corporation and Stephen J. Densberger (filed as Exhibit 10.39 to the Company’s 2007 Annual Report on Form 10-K and incorporated herein by reference)

10.40
Second Amendment to Change of Control Agreement, dated November 13, 2007, amending the Change of Control Agreement, dated October 25, 2006 by and between Pennichuck Corporation and Bonalyn J. Hartley (filed as Exhibit 10.40 to the Company’s 2007 Annual Report on Form 10-K and incorporated herein by reference)

10.41
First Amendment to Employment Agreement, dated November 9, 2007, amending the Employment Agreement, dated October 24, 2006, by and between Pennichuck Corporation and Duane C. Montopoli (filed as Exhibit 10.41 to the Company’s 2007 Annual Report on Form 10-K and incorporated herein by reference)

10.42
Third Amendment to Employment Agreement, dated November 8, 2007, amending the Employment Agreement, dated January 31, 2005 by and between Pennichuck Corporation and William D. Patterson (filed as Exhibit 10.42 to the Company’s 2007 Annual Report on Form 10-K and incorporated herein by reference)

10.43
First Amendment to Employment Agreement, dated November 7, 2007, amending the Employment Agreement, dated October 3, 2006 by and between Pennichuck Corporation and Donald L. Ware (filed as Exhibit 10.43 to the Company’s 2007 Annual Report on Form 10-K and incorporated herein by reference)

10.44
Second Amendment to Master Loan and Trust Agreement, dated as of May 1, 2008, by and among the Business Finance Authority of the State of New Hampshire, Pennichuck Water Works, Inc. and the Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 10.3 to the Company’s first quarter 2008 Quarterly Report on Form 10-Q and incorporated herein by reference)

Exhibit
Number	Description of Exhibit
10.45
Letter Agreement dated as of May 19, 2008 by and between Pennichuck Corporation and Thomas C. Leonard (filed as Exhibit 10.1 to the Company’s second quarter 2008 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.46
Amendment to Lease dated March 17, 2006 by and between Pennichuck Water Works, Inc. and HECOP III, LLC. (filed as Exhibit 10.2 to the Company’s second quarter 2008 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.47
Second Lease Amendment dated May 6, 2008 by and between Pennichuck Water Works, Inc. and Direct Invest — Heron Cove, LLC. (filed as Exhibit 10.3 to the Company’s second quarter 2008 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.48
Amendment Agreement, dated as of June 19, 2008, by and among Pennichuck Corporation, Pennichuck Water Works, Inc. and Bank of America, N.A. (successor by merger to Fleet National Bank) (filed as Exhibit 10.4 to the Company’s second quarter 2008 Quarterly Report on Form 10-Q and incorporated herein by reference)

14	Code of Ethics for Financial Professionals (filed as Exhibit 14 to the Company’s 2003 Annual Report on Form 10-K and incorporated herein by reference)

21	Subsidiaries of Pennichuck Corporation (filed as Exhibit 21 to the Company’s first quarter 2008 Quarterly Report on Form 10-Q and incorporated herein by reference)

23.1	Consent of Beard Miller Company LLP†

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002†*

32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002†*

†	Filed herewith.

*
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

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Pennichuck Corporation (Parent Company Only)
Condensed Balance Sheets
(000’s)

	As of December 31,
	2008	2007
ASSETS

Current Assets:
Cash and cash equivalents	$89	$960
Investments	1,005	8,072
Accounts receivable	9	35
Prepaid expenses and other current assets	698	25

Total Current Assets	1,801	9,092

Other assets	52	57
Deferred tax asset	630	451
Investment in subsidiaries	46,811	36,431

Total Assets	$49,294	$46,031

LIABILITIES AND SHAREHOLDERS’ EQUITY
Line of credit	$1,465	$—
Accounts payable and other current liabilities	49	466
Shareholders’ equity	47,780	45,565

Total Liabilities and Shareholders’ Equity	$49,294	$46,031

The accompanying notes are an integral part of these financial statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
Pennichuck Corporation (Parent Company Only)
Condensed Statements of Income
(000’s)

	Years Ended December 31,
	2008	2007	2006
Operating revenues	$9	$8	$67
Operating expenses	290	1,195	2,629

Operating Loss	(281)	(1,187)	(2,562)
Interest & other income	171	353	400
Interest Expense	(276)	(206)	(230)

Loss Before Income Taxes and Equity in Earnings of Subsidiaries	(386)	(1,040)	(2,392)
Income Tax Benefit	143	404	932

Loss Before Equity in Earnings of Subsidiaries	(243)	(636)	(1,460)
Equity in Earnings of Subsidiaries	4,964	4,217	2,030

Net Income	$4,721	$3,581	$570

The accompanying notes are an integral part of these financial statements.
Pennichuck Corporation (Parent Company Only)
Condensed Statements of Cash Flows
(000’s)

	Years Ended December 31,
	2008	2007	2006
Operating activities	$(1,418)	$(539)	$(1,443)
Investing activities:
Equity transfer from subsidiaries	2,798	2,786	2,776
Net cash provided by investing activities	2,798	2,786	2,776
Financing Activities:
Change in line of credit, net	1,465	—	—
Advances to subsidiaries	(1,199)	(1,057)	(352)
Proceeds from issuance of common stock and dividend reinvestment plan	281	246	217
Dividends paid	(2,798)	(2,786)	(2,776)

Net cash used in financing activities	(2,251)	(3,597)	(2,911)

Decrease in cash and cash equivalents	(871)	(1,350)	(1,578)
Cash and cash equivalents, beginning of year	960	2,310	3,888

Cash and cash equivalents, end of year	$89	$960	$2,310

The accompanying notes are an integral part of these financial statements.

Pennichuck Corporation (Parent Company Only)
Notes to Condensed Financial Statements
NOTE A—ACCOUNTING POLICIES
Basis of Presentation. In the parent company only financial statements, the Company’s investment in its subsidiaries is stated at cost plus equity in undistributed earnings of its subsidiaries. Parent company only financial statements should be read in conjunction with the Company’s Annual Report to Shareholders for the year ended December 31, 2008.
NOTE B—COMMON DIVIDENDS FROM SUBSIDIARIES
Common stock cash dividends paid to Pennichuck Corporation by its subsidiaries were as follows:

	Years Ended December 31,
	2008	2007	2006
Pennichuck Water Works, Inc.	$2,548	$1,885	$1,390
Pennichuck Water Service Corporation	250	616	694
The Southwood Corporation	—	285	692

Total	$2,798	$2,786	$2,776

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

				Balance
	Balance at	Charged to		at End
	Beginning	Costs and		of
	of Period	Expenses	Deductions(1)	Period
	(000’s, except per share amounts)
Allowance for doubtful accounts:
2008	$104	$30	$97	$37
2007	95	94	85	104
2006	37	103	45	95

(1)	Amounts include accounts receivable write-offs, net of recoveries.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on:
PENNICHUCK CORPORATION

By:	/s/ Duane C. Montopoli
	Name:	Duane C. Montopoli,
President and Chief Executive Officer
DATE: March 11, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Duane C. Montopoli Duane C. Montopoli	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2009

/s/ Thomas C. Leonard Thomas C. Leonard	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2009

/s/ Larry D. Goodhue Larry D. Goodhue	Controller (Principal Accounting Officer)	March 11, 2009

/s/ Joseph A. Bellavance Joseph A. Bellavance	Director	March 11, 2009

/s/ Steven F. Bolander Steven F. Bolander	Director	March 11, 2009

/s/ Janet M. Hansen Janet M. Hansen	Director	March 11, 2009

/s/ Robert P. Keller Robert P. Keller	Director	March 11, 2009

/s/ John R. Kreick John R. Kreick	Director	March 11, 2009

/s/ Hannah M. McCarthy Hannah M. McCarthy	Director	March 11, 2009

/s/ James M. Murphy James M. Murphy	Director	March 11, 2009

/s/ Martha E. O’Neill Martha E. O’Neill	Director	March 11, 2009

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.1	Restated Articles of Incorporation of Pennichuck Corporation (filed as Exhibit 3.1 to the Company’s 2007 Annual Report on Form 10-K and incorporated herein by reference)

3.2	Bylaws of Pennichuck Corporation (filed as Exhibit 3.2 to the Company’s third quarter 2008 Quarterly Report on Form 10-Q and incorporated herein by reference)

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

4.7
Amendment to Rights Agreement, effective as of August 15, 2006, by and between Pennichuck Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A12G/A, filed on September 25, 2006 and incorporated herein by reference)

4.8
Amendment to Rights Agreement, effective as of March 2, 2009, by and between Pennichuck Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.8 to the Company’s Registration Statement on Form 8- A12G/A filed on March 9, 2009 and incorporated herein by reference)

Exhibit
Number	Description of Exhibit
10.1	Deferred Compensation Program for Directors of Pennichuck Corporation (filed as Exhibit 10.2 to the Company’s 1997 Annual Report on Form 10-KSB and incorporated herein by reference)

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

10.6	Insurance Funded Deferred Compensation Agreement dated June 13, 1994 (filed as Exhibit 10.9 to the Company’s second quarter 1994 Quarterly Report on Form 10-QSB and incorporated herein by reference)

10.7
1995 Stock Option Plan (filed as Exhibit 4.1 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, filed September 17, 2001, No. 333-57352 and incorporated herein by reference)

10.8
Loan Agreement dated April 8, 1998, between Pennichuck Corporation, Pennichuck East Utility, Inc. and Fleet Bank-NH (filed as Exhibit 10.11 to the Company’s second quarter 1998 Quarterly Report on Form 10-QSB and incorporated herein by reference)

10.9
Amendment Agreement, dated as of June 19, 2008, by and among Pennichuck Corporation, Pennichuck East Utility, Inc. and Bank of America, N.A. (successor by merger to Fleet National Bank) (filed as Exhibit 10.5 to the Company’s second quarter 2008 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.10
Employment Agreement, dated as of October 24, 2006 by and between Duane C. Montopoli and Pennichuck Corporation (filed as Exhibit 10.1 to the Company’s third quarter 2006 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.11
Amendment Agreement dated March 29, 2004 to Loan Agreement dated April 8, 1998, as amended, between Pennichuck Corporation and Pennichuck East Utility, Inc., as borrowers, The Southwood Corporation and Pennichuck Water Service Corporation as guarantors, and Fleet National Bank (filed as Exhibit 10.18 to the Company’s first quarter 2004 Quarterly Report on Form 10-Q and incorporated herein by reference)

Exhibit
Number	Description of Exhibit
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

10.15	Amended and Restated Summary of Non-Employee Director Compensation (filed as Exhibit 10.6 to the Company’s second quarter 2008 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.16	Form of Stock Option granted under the 1995 Stock Option Plan (filed as Exhibit 10.18 to the Company’s 2004 Annual Report on Form 10-K and incorporated herein by reference)

10.17	Form of Stock Option granted under the 2000 Stock Option Plan (filed as Exhibit 10.19 to the Company’s 2004 Annual Report on Form 10-K and incorporated herein by reference)

10.18
Letter Agreement dated as of August 8, 2008 by and between Pennichuck Corporation and Roland E. Olivier (filed as Exhibit 10.1 to the Company’s third quarter 2008 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.19
Amendment Agreement by and among Pennichuck Corporation, Pennichuck East Utility, Inc., and Fleet National Bank, dated as of April 8, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 14, 2005 and incorporated herein by reference)

10.20
Master Loan and Trust Agreement by and among the Business Finance Authority of the State of New Hampshire, Pennichuck Water Works, Inc. and the Bank of New York Trust Company, N.A., as trustee, dated as of October 1, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 25, 2005 and incorporated herein by reference)

10.21
Employment Agreement, dated as of October 3, 2006, by and between Donald L. Ware and Pennichuck Corporation (filed as Exhibit 10.2 to the Company’s third quarter 2006 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.22
Employee Retention Agreement, dated as of October 3, 2006, by and between Pennichuck Corporation and Donald L. Ware (filed as Exhibit 10.3 to the Company’s third quarter 2006 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.23	Addendum Dated October 1, 2008 to Master Loan and Trust Agreement (filed as Exhibit 10.2 to the Company’s third quarter 2008 Quarterly Report on Form 10-Q and incorporated herein by reference)

Exhibit
Number	Description of Exhibit
10.24
First Amendment to Employment Agreement, dated as of August 18, 2006, amending the Employment Agreement, dated January 31, 2005, by and between Pennichuck Corporation and William D. Patterson (filed as Exhibit 10.5 to the Company’s third quarter 2006 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.25
Employee Retention Agreement, dated as of August 18, 2006, by and between Pennichuck Corporation and William D. Patterson (filed as Exhibit 10.6 to the Company’s third quarter 2006 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.26
Amendment Agreement, dated as of August 31, 2006, by and among Pennichuck Corporation, Pennichuck Water Works, Inc. and Bank of America, N.A. (successor by merger to Fleet National Bank) (filed as Exhibit 10.7 to the Company’s third quarter 2006 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.27
Amendment Agreement, dated as of August 31, 2006, by and among Pennichuck Corporation, Pennichuck East Utility, Inc. and Bank of America, N.A. (successor by merger to Fleet National Bank) (filed as Exhibit 10.8 to the Company’s third quarter 2006 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.28
Change of Control Agreement, dated as of October 25, 2006, by and between Pennichuck Corporation and Bonalyn J. Hartley (filed as Exhibit 10.28 to the Company’s 2006 Annual Report on Form 10-K and incorporated herein by reference)

10.29
First Amendment to Change of Control Agreement, dated as of February 1, 2007, by and between Pennichuck Corporation and Bonalyn J. Hartley (filed as Exhibit 10.29 to the Company’s 2006 Annual Report on Form 10-K and incorporated herein by reference)

10.30
Change of Control Agreement, dated as of October 25, 2006, by and between Pennichuck Corporation and Stephen J. Densberger (filed as Exhibit 10.30 to the Company’s 2006 Annual Report on Form 10-K and incorporated herein by reference)

10.31
First Amendment to Change of Control Agreement, dated as of February 1, 2007, by and between Pennichuck Corporation and Stephen J. Densberger (filed as Exhibit 10.31 to the Company’s 2006 Annual Report on Form 10-K and incorporated herein by reference)

10.32
Amendment to Employee Retention Agreement, dated as of December 18, 2006, by and between Pennichuck Corporation and Donald L. Ware (filed as Exhibit 10.32 to the Company’s 2006 Annual Report on Form 10-K and incorporated herein by reference)

10.33	2008 Executive Officer Bonus Plan, dated as of January 30, 2008 (filed as Exhibit 10.1 to the Company’s first quarter 2008 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.34	Amended and Restated 2000 Stock Option Plan dated as of March 13, 2008 (filed as Exhibit 10.2 to the Company’s first quarter 2008 Quarterly Report on Form 10-Q and incorporated herein by reference)

Exhibit
Number	Description of Exhibit
10.35
Amendment Agreement, dated as of October 19, 2007, by and among Pennichuck Corporation, Pennichuck Water Works, Inc. and Bank of America, N.A. (successor by merger to Fleet National Bank) (filed as Exhibit 10.1 to the Company’s third quarter 2007 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.36
Amendment Agreement, dated as of October 19, 2007, by and among Pennichuck Corporation, Pennichuck East Utility, Inc. and Bank of America, N.A. (successor by merger to Fleet National Bank) (filed as Exhibit 10.2 to the Company’s third quarter 2007 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.37
First Amendment to Master Loan and Trust Agreement, dated as of October 1, 2007, by and among the Business Finance Authority of the State of New Hampshire, Pennichuck Water Works, Inc. and the Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 10.3 to the Company’s third quarter 2007 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.38
Second Amendment to Employment Agreement, dated as of June 7, 2007, amending the Employment Agreement dated as of January 31, 2005 by and between Pennichuck Corporation and William D. Patterson (filed as Exhibit 10.1 to the Company’s second quarter 2007 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.39
Second Amendment to Change of Control Agreement, dated November 13, 2007, amending the Change of Control Agreement, dated October 25, 2006 by and between Pennichuck Corporation and Stephen J. Densberger (filed as Exhibit 10.39 to the Company’s 2007 Annual Report on Form 10-K and incorporated herein by reference)

10.40
Second Amendment to Change of Control Agreement, dated November 13, 2007, amending the Change of Control Agreement, dated October 25, 2006 by and between Pennichuck Corporation and Bonalyn J. Hartley (filed as Exhibit 10.40 to the Company’s 2007 Annual Report on Form 10-K and incorporated herein by reference)

10.41
First Amendment to Employment Agreement, dated November 9, 2007, amending the Employment Agreement, dated October 24, 2006, by and between Pennichuck Corporation and Duane C. Montopoli (filed as Exhibit 10.41 to the Company’s 2007 Annual Report on Form 10-K and incorporated herein by reference)

10.42
Third Amendment to Employment Agreement, dated November 8, 2007, amending the Employment Agreement, dated January 31, 2005 by and between Pennichuck Corporation and William D. Patterson (filed as Exhibit 10.42 to the Company’s 2007 Annual Report on Form 10-K and incorporated herein by reference)

10.43
First Amendment to Employment Agreement, dated November 7, 2007, amending the Employment Agreement, dated October 3, 2006 by and between Pennichuck Corporation and Donald L. Ware (filed as Exhibit 10.43 to the Company’s 2007 Annual Report on Form 10-K and incorporated herein by reference)

10.44
Second Amendment to Master Loan and Trust Agreement, dated as of May 1, 2008, by and among the Business Finance Authority of the State of New Hampshire, Pennichuck Water Works, Inc. and the Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 10.3 to the Company’s first quarter 2008 Quarterly Report on Form 10-Q and incorporated herein by reference)

Exhibit
Number	Description of Exhibit
10.45
Letter Agreement dated as of May 19, 2008 by and between Pennichuck Corporation and Thomas C. Leonard (filed as Exhibit 10.1 to the Company’s second quarter 2008 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.46
Amendment to Lease dated March 17, 2006 by and between Pennichuck Water Works, Inc. and HECOP III, LLC. (filed as Exhibit 10.2 to the Company’s second quarter 2008 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.47
Second Lease Amendment dated May 6, 2008 by and between Pennichuck Water Works, Inc. and Direct Invest — Heron Cove, LLC. (filed as Exhibit 10.3 to the Company’s second quarter 2008 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.48
Amendment Agreement, dated as of June 19, 2008, by and among Pennichuck Corporation, Pennichuck Water Works, Inc. and Bank of America, N.A. (successor by merger to Fleet National Bank) (filed as Exhibit 10.4 to the Company’s second quarter 2008 Quarterly Report on Form 10-Q and incorporated herein by reference)

14	Code of Ethics for Financial Professionals (filed as Exhibit 14 to the Company’s 2003 Annual Report on Form 10-K and incorporated herein by reference)

21	Subsidiaries of Pennichuck Corporation (filed as Exhibit 21 to the Company’s first quarter 2008 Quarterly Report on Form 10-Q and incorporated herein by reference)

23.1	Consent of Beard Miller Company LLP†

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002†*

32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002†*

†	Filed herewith.

*
Certification is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. Such certification is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act except to the extent that the registrant specifically incorporates it by reference.