Form 10-Q
period 2009-03-31
PENNICHUCK CORP
filed 2009-05-08
CIK 788885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
0-18552
(Commission File Number)
PENNICHUCK CORPORATION
(Exact name of registrant as specified in its charter)

New Hampshire	02-0177370

(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)
25 Manchester Street, Merrimack, New Hampshire 03054
(Address and zip code of principal executive offices)
(603) 882-5191
(Registrant’s telephone number, including area code)
None
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, $1 Par Value, 4,253,784 shares outstanding as of May 6, 2009.

PENNICHUCK CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
March 31, 2009

- i -

PART I. FINANCIAL INFORMATION (Unaudited)
ITEM 1. FINANCIAL STATEMENTS
PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(000’s, except share data)

	As of
	March 31,	December 31,
	2009	2008
ASSETS
Property, Plant and Equipment, net	$152,752	$151,319

Current Assets:
Cash and cash equivalents	3	91
Investments	974	1,005
Accounts receivable, net of allowance of $33 and $37 in 2009 and 2008, respectively	2,088	2,142
Unbilled revenue	1,961	2,941
Materials and supplies	890	889
Refundable income taxes	1,022	667
Prepaid expenses	648	1,134

Total Current Assets	7,586	8,869

Other Assets:
Deferred land costs	2,457	2,457
Deferred charges and other assets	12,048	12,195
Investment in real estate partnerships	112	114

Total Other Assets	14,617	14,766

TOTAL ASSETS	$174,955	$174,954

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) — CONTINUED
(000’s, except share data)

	As of
	March 31,	December 31,
	2009	2008
SHAREHOLDERS’ EQUITY AND LIABILITIES
Shareholders’ Equity:
Common stock - par value Authorized - 11,500,000 shares in 2009 and 2008 Issued - 4,253,827 and 4,253,398 shares, respectively Outstanding - 4,252,625 and 4,252,196 shares, respectively	$4,254	$4,253
Additional paid in capital	33,116	33,092
Retained earnings	9,871	10,684
Accumulated other comprehensive loss	(91)	(111)
Treasury stock, at cost; 1,202 shares in 2009 and 2008	(138)	(138)

Total Shareholders’ Equity	47,012	47,780

Preferred Stock, No Par Value, 100,000 Shares Authorized, No Shares Issued In 2009 and 2008	—	—

Long-term Debt, Less Current Portion	54,534	59,586

Current Liabilities:
Line of credit	2,399	1,465
Current portion of long-term debt	10,237	5,199
Accounts payable	1,170	1,326
Accrued interest payable	373	804
Accrued liability — retainage	939	1,049
Customer deposits and other current liabilities	1,090	919

Total Current Liabilities	16,208	10,762

Deferred Credits and Other Reserves:
Deferred income taxes	15,435	15,135
Other deferred credits and other reserves	9,929	9,761

Total Deferred Credits and Other Reserves	25,364	24,896

Contributions in Aid of Construction	31,837	31,930

TOTAL SHAREHOLDERS’ EQUITY AND LIABILITIES	$174,955	$174,954

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (UNAUDITED)
(000’s, except share and per share data)

	For the Three Months Ended
	March 31,	March 31,
	2009	2008
Operating Revenues:
Water utility operations	$6,329	$6,145
Water management services	692	593
Real estate operations	—	2
Other	2	2

Total Operating Revenues	7,023	6,742

Operating Expenses:
Water utility operations	5,555	5,185
Water management services	596	489
Real estate operations	10	23
Other	32	39

Total Operating Expenses	6,193	5,736

Operating Income	830	1,006
Eminent Domain Expenses	(118)	(12)
Net (Loss) Earnings from Investments Accounted for Under the Equity Method	(2)	3,456
Other Expense, Net	(22)	(1)
Allowance for Funds Used During Construction	121	146
Interest Income	6	81
Interest Expense	(928)	(874)

(Loss) Income Before (Benefit from) Provision for Income Taxes	(113)	3,802
(Benefit from)/Provision for Income Taxes	(45)	1,312

Net (Loss) Income	(68)	2,490
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gain (loss) on derivatives	19	(63)

Comprehensive (Loss) Income	$(49)	$2,427

(Loss) Earnings per Common Share:
Basic	$(0.02)	$0.59
Diluted	$(0.02)	$0.58
Weighted Average Common Shares Outstanding:
Basic	4,252,560	4,230,728
Diluted	4,252,560	4,271,220

Dividends Paid per Common Share	$0.175	$0.165
See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(000’s)

	For the Three Months Ended
	March 31,
	2009	2008
Operating Activities:
Net (loss) income	$(68)	$2,490
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,078	1,086
Amortization of deferred investment tax credits	(8)	(8)
Provision for deferred income taxes	287	322
Equity component of allowance for funds used during construction	(53)	(63)
Undistributed loss in real estate partnerships	2	—
Stock based compensation expense	16	12
Changes in assets and liabilities	996	(725)

Net Cash Provided by Operating Activities	2,250	3,114

Investing Activities:
Purchases of property, plant and equipment, including debt component of allowance for funds used during construction	(2,556)	(3,347)
Sales of investment securities	582	1,000
Purchases of investment securities	(551)	(81)
Distributions in excess of earnings in investment in real estate partnerships	—	343

Net Cash Used in Investing Activities	(2,525)	(2,085)

Financing Activities:
Change in line of credit, net	934	—
Payments on long-term debt	(494)	(419)
Contributions in aid of construction	9	22
Proceeds from long-term borrowings	476	234
Debt issuance costs	(2)	(18)
Proceeds from issuance of common stock and dividend reinvestment plan	8	41
Dividends paid	(744)	(698)

Net Cash Provided by (Used in) Financing Activities	187	(838)

(Decrease) Increase in Cash and Cash Equivalents	(88)	191
Cash and Cash Equivalents, beginning of period	91	963

Cash and Cash Equivalents, end of period	$3	$1,154

Supplemental Disclosures on Cash Flow and Non-Cash Items:
Cash Paid During the Period for:
Interest	$1,303	$1,147

Income taxes, net of refunds	$17	$318

Non-cash Items:
Contributions in aid of construction	$74	$55

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Description of Business, Summary of Significant Accounting Policies and Non-recurring Items
The terms “we,” “our,” “our Company,” and “us” refer, unless the context suggests otherwise, to Pennichuck Corporation (the “Company”) and its subsidiaries, including Pennichuck Water Works, Inc. (“Pennichuck Water”), Pennichuck East Utility, Inc. (“Pennichuck East”), Pittsfield Aqueduct Company, Inc. (“Pittsfield Aqueduct”), Pennichuck Water Service Corporation (“Service Corporation”) and The Southwood Corporation (“Southwood”).
Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The condensed consolidated balance sheet amounts shown under the December 31, 2008 column have been derived from the audited financial statements of our Company as contained in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).
Description of Business:
We are an investor-owned holding company headquartered in Merrimack, New Hampshire. We have five wholly-owned operating subsidiaries: Pennichuck Water, Pennichuck East, and Pittsfield Aqueduct, which are involved in regulated water supply and distribution to customers in New Hampshire; Service Corporation which conducts non-regulated water-related services; and Southwood which conducts real estate operations.
Pennichuck Water, Pennichuck East and Pittsfield Aqueduct (collectively referred to as our “Company’s utility subsidiaries”) are engaged principally in the collection, storage, treatment and distribution of potable water to approximately 33,400 customers throughout the State of New Hampshire. Our Company’s utility subsidiaries, which are regulated by the New Hampshire Public Utilities Commission (the “NHPUC”), are subject to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation” (“SFAS 71”). Service Corporation is involved in providing non-regulated water-related services to approximately 19,000 customers, while Southwood owns and commercializes real estate holdings.

Summary of Significant Accounting Policies:
(a) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X of the SEC pertaining to interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring and non-recurring adjustments) considered necessary for a fair presentation have been included.
The accompanying condensed consolidated financial statements include the accounts of our Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
Certain balance sheet amounts as of December 31, 2008 have been reclassified to conform to the March 31, 2009 balance sheet presentation. These reclassifications had no effect on total current assets or total current liabilities and relate to the reclassification of refundable income taxes, miscellaneous accrued accounts payable and accrued liability-retainage.
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
(c) Property, Plant and Equipment
The components of property, plant and equipment as of March 31, 2009 and December 31, 2008 were as follows:

	As of
	March 31,	December 31,
	2009	2008
	(000’s)
Utility Property:
Land	$1,714	$1,712
Source of supply	46,971	46,868
Pumping & purification	26,124	22,805
Transmission & distribution, including services, meters and hydrants	101,367	98,889
General and other equipment	8,876	8,787
Intangible plant	720	720
Construction work in progress	3,135	7,478

Total utility property	188,907	187,259
Total non-utility property	101	101

Total property, plant & equipment	189,008	187,360
Less accumulated depreciation	(36,256)	(36,041)

Property, plant and equipment, net	$152,752	$151,319

(d) Cash and Cash Equivalents
Cash and cash equivalents consists of cash in banks.
(e) Investments
Investments represent funds held in money market securities. These funds have no restriction and may be used for general corporate purposes.
(f) Concentration of Credit Risks
Financial instruments that subject our Company to credit risk consist primarily of cash and accounts receivable. Our cash balances are invested in financial institutions with investment grade credit ratings, however they may periodically exceed FDIC limits. Our accounts receivable balances primarily represent amounts due from the residential, commercial and industrial customers of our water utility operations as well as receivables from our water management services customers.
(g) Deferred Charges and Other Assets
Deferred charges include certain regulatory assets and costs of obtaining debt financing. Regulatory assets are amortized over the periods they are recovered through NHPUC-authorized water rates. Sarbanes-Oxley costs relate to first year implementation and compliance with Section 404 of the Sarbanes-Oxley Act of 2002. We received approval from the NHPUC to recover these costs. Deferred financing costs are amortized over the term of the related bonds and notes. Our Company’s utility subsidiaries have recorded certain regulatory assets in cases where the NHPUC has permitted, or is expected to permit, recovery of these costs over future periods. Currently, the regulatory assets are being amortized over periods ranging from 4 to 25 years. Deferred charges and other assets as of March 31, 2009 and December 31, 2008 consist of the following:

	As of
	March 31,	December 31,	Recovery
	2009	2008	Period
	(000’s)
Regulatory assets:
Source development charges	$761	$771	5 - 25
Miscellaneous studies	953	979	4 - 25
Sarbanes-Oxley costs	586	635	5
Prepaid pension	4,724	4,724		
Other post-retirement benefits	447	447		
Total regulatory assets	7,471	7,556
Franchise fees and other	40	45
Supplemental retirement plan asset	526	525
Deferred financing costs	4,011	4,069

Total deferred charges and other assets	$12,048	$12,195

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

(h) Revenues
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
Non-regulated water management services include contract operations and maintenance, and water testing and billing services to municipalities and small, privately owned community water systems. In accordance with the guidance contained in the SEC’s Staff Accounting Bulletin No. 104, Topic 13 “Revenue Recognition, revised and updated” our Company records revenues for this business segment in one of two ways. Contract revenues are billed and recognized on a monthly recurring basis in accordance with agreed-upon contract rates. Revenue from unplanned additional work is based upon time and materials incurred in connection with activities not specifically identified in the contract, or for which work levels exceed contracted amounts.
Revenues from real estate operations, other than undistributed earnings or losses from equity method joint ventures, are recorded upon completion of a sale of land in accordance with Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate”. Our Company’s real estate holdings are comprised primarily of undeveloped land.
(i) Allowance for Funds Used During Construction
Allowance for funds used during construction (“AFUDC”), recorded in accordance with SFAS 71, represents the estimated debt and equity costs of capital necessary to finance the construction of new regulated facilities. AFUDC consists of two components, an interest component and an equity component. AFUDC is capitalized as a component of property, plant and equipment and has been reported separately in the condensed consolidated statements of income and comprehensive income. The AFUDC rate was 8% in 2009 and 2008. The total amounts of AFUDC recorded for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended
	March 31,
	2009	2008
	(000’s)
Debt (interest) component	$68	$83
Equity component	53	63

Total AFUDC	$121	$146

(j) Earnings Per Share
We compute earnings per share in accordance with the provisions of SFAS No. 128, “Earnings per Share”. Basic net income per share is computed using the weighted average number of common shares outstanding for a period. Diluted net income per share is computed using the weighted average number of common and dilutive potential common shares outstanding for the period. For the three months ended March 31, 2009 and 2008, dilutive potential common shares consisted of outstanding stock options.

The dilutive effect of outstanding stock options is computed using the treasury stock method. Calculations of the basic and diluted net income per common share and potential common share for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended
	March 31,
	2009	2008
	(000’s, except per share and share data)
Basic net (loss) income per share	$(0.02)	$0.59
Dilutive effect of unexercised stock options	—	(0.01)

Dilutive net (loss) income per share	$(0.02)	$0.58

Numerator:
Net (loss) income	$(68)	$2,490

Denominator:
Basic weighted average common shares outstanding	4,252,560	4,230,728
Dilutive effect of unexercised stock options	—	40,492

Diluted weighted average common shares outstanding	4,252,560	4,271,220

Options to purchase 238,707 shares of common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2009 as we had a net loss for the period. Options to purchase 163,857 shares of common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2008, because their effect would have been antidilutive.
Non-recurring Items:
“Net (loss) earnings from investments accounted for under the equity method” for the three months ended March 31, 2008 includes a non-recurring, non-operating, after-tax gain of approximately $2.3 million, or $0.53 diluted earnings per share ($3.4 million before federal income taxes) from the January 2008 sale of three commercial real estate properties that were owned by three joint ventures, as more fully described in Note 8, “Equity Investments in Unconsolidated Companies”.
Note 2 — Post-retirement Benefit Plans
Pension Plan
We have a non-contributory, defined benefit pension plan (the “Plan”) that covers substantially all employees. The benefits are formula-based, giving consideration to both past and future service as well as participant compensation levels. Our funding policy is to contribute annual amounts that meet the requirements for funding under Section 404 of the Internal Revenue Code. During the three months ended March 31, 2009 and 2008, we contributed $156,000 and $113,000, respectively, into the Plan. We anticipate that we will contribute a total of approximately $1.0 million into the Plan in 2009. This amount includes approximately $244,000 to reduce the plan’s underfunded status, per current requirements under the Pension Protection Act.

SFAS No. 132R, “Employers’ Disclosures about Pension and Other Postretirement Benefits”, requires disclosure of the net periodic pension and post-retirement benefit cost. Components of net periodic pension benefit cost were as follow:

	Three Months Ended
	March 31,
	2009	2008
	(000’s)
Service cost	$208	$113
Interest cost	165	96
Expected return on plan assets	(154)	(91)
Amortization of net actuarial loss	41	23

Net periodic benefit cost	$260	$141

Other Post-retirement Benefits
We provide post-retirement medical benefits for eligible retired employees, who retire on or after the normal retirement age of 65, through separate post-retirement medical plans for union and non-union employees. Future benefits increase annually based on the actual percentage of wage and salary increases earned from the plan inception date to the normal retirement date.
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
Net periodic other post-retirement and post-employment benefit cost included the following components:

	Three Months Ended
	March 31,
	2009	2008
	(000’s)
Service cost	$35	$61
Interest cost	34	43
Expected return on plan assets	(12)	(10)
Amortization of prior service cost	6	16
Amortization of net actuarial loss	1	—

Net periodic benefit cost	$64	$110

The net periodic pension and other post-retirement benefit costs were estimated based on the latest available participant census data. During the three months ended March 31, 2009 and 2008, we contributed approximately $9,000 and $4,000, respectively, into this program. We anticipate that we will contribute a total of approximately $38,000 into the program in 2009.

Note 3 — Stock Based Compensation Plans
Stock based compensation is computed under SFAS No. 123R, “Share-Based Payment”. The resulting impact on the condensed consolidated statements of income and comprehensive income for the three-month period ended March 31, 2009 was approximately $10,000, net of income taxes of $6,000 and for the three-month period ended March 31, 2008 was approximately $7,000, net of income taxes of $5,000.
Our Company has periodically granted its officers and key employees incentive and non-qualified stock options on a discretionary basis pursuant to two stock option plans, the 1995 Stock Option Plan (“1995 Plan”) and the 2000 Stock Option Plan (“2000 Plan”). No further shares are available for future grant under the 1995 Plan. As of March 31, 2009, there were 183,834 shares available for future grant under the 2000 Plan. We issued 38,000 options during the three months ended March 31, 2009.
On May 6, 2009, our shareholders approved an amendment to and restatement of the 2000 Plan to also allow for the issuance of restricted stock without increasing the number of shares available for awards under the Plan. As so amended and restated, the plan is now the 2009 Equity Incentive Plan (the “2009 Plan”).
Note 4 — Commitments and Contingencies
Pending Municipalization Efforts
On March 25, 2004, the City of Nashua, New Hampshire (the “City”) filed a petition with the NHPUC under the New Hampshire utility municipalization statute, NHRSA Ch. 38, seeking to take by eminent domain all of the utility assets of our Company’s three utility subsidiaries. Under NHRSA Ch. 38, if the NHPUC makes a finding that it is in the public interest to do so, a municipality may take the assets of a utility providing service in that municipality. The NHPUC is also charged with determining the amount of compensation for the assets that it finds are in the public interest for the municipality to take. In January 2005, the NHPUC ruled that the City could not use the eminent domain procedure to acquire any of the assets of Pennichuck East or Pittsfield Aqueduct, and that, with regard to the assets of Pennichuck Water, the question of which assets, if any, could be taken by the City was dependent on a determination to be made after a hearing as to what was in the public interest.
On July 25, 2008, the NHPUC issued an order that the taking of the assets of Pennichuck Water is in the public interest provided certain conditions are met, and that the price to be paid to Pennichuck Water for such assets is $203 million as of December 31, 2008. The conditions include a requirement that Nashua place an additional $40 million into a mitigation fund to protect the interests of the customers of Pennichuck East and Pittsfield Aqueduct. Another condition is that the City submit to the NHPUC, for its advance approval, the final operating contracts between the City and its planned contractors. The remaining conditions cover various aspects of the operation and oversight of the water system under City ownership. Both the Company and the City submitted motions to the NHPUC requesting reconsideration or rehearing as to its order.

On March 13, 2009, the NHPUC issued an order denying the motions of both parties in their entirety on the basis that neither party had presented any new arguments or evidence that the NHPUC had not previously considered. Subsequently, both parties filed appeals with the New Hampshire Supreme Court (the “Supreme Court”). The Company’s appeal is principally focused on legal issues relating to the NHPUC’s “public interest” determination. The City’s appeal focuses principally on the valuation of Pennichuck Water’s assets and the need for a $40 million mitigation reserve. While we believe it is likely that the Supreme Court will accept our appeal petition, the Court’s rules provide that the decision as to whether to do so is within the Court’s discretion. We cannot predict how the Supreme Court will rule on the issues on appeal if it accepts the case, and we believe a decision is not likely before late this year or early in 2010.
If the City ultimately is successful in obtaining a final determination that it can take some or all of Pennichuck Water’s assets, the City is not required under NHRSA Ch. 38 to complete the taking and could ultimately choose not to proceed with the purchase of the assets. Our Company cannot predict the ultimate outcome of these matters.
A taking of assets by eminent domain as per the NHPUC order would result in a significant taxable gain and related tax liability to the Company based on the difference between the price paid to Pennichuck Water for the assets taken and Pennichuck Water’s underlying tax basis in such assets. The tax liability would be due upon sale of the assets unless the proceeds of the taking were reinvested in other water utility assets in accordance with certain provisions of the Internal Revenue Code. A taking by eminent domain could also result in our Company incurring various other costs depending on the final terms of the eminent domain taking and decisions that our Company may make regarding its remaining operations. These costs may include expenditures associated with termination and/or funding of health and retirement plans, certain debt redemption premiums, severance costs and professional fees. In addition, if the Company were to sell some or all of its remaining businesses or assets, it may be forced to accept prices below their current carrying values as a result of then-current market conditions, a limited number of potential buyers, and/or other factors. It is possible that, if the acquisition efforts of the City are successful, the financial position of our Company would be materially and adversely impacted.
We have publicly stated our willingness to consider any credible settlement proposals the City may wish to make to us as an alternative to its continued pursuit of an eminent domain taking. We have acknowledged publicly that such a settlement could involve the City’s acquisition of our Company and all of its subsidiaries and assets. In any event, we remain opposed to an eminent domain taking of the assets of Pennichuck Water pursuant to the terms of the July 2008 NHPUC order.
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
Real estate operations — Involves the ownership, commercialization and sale of non-utility landholdings in Nashua and Merrimack, New Hampshire.
The line titled “Other” relates to parent company activity, including eminent domain expenses. This line, which is not a reportable segment, is shown only to reconcile to the total amounts shown in our condensed consolidated financial statements.

The following table presents information about our three primary business segments:

	Three Months Ended
	March 31,
	2009	2008
	(000’s)
Operating revenues:
Water utility operations	$6,329	$6,145
Water management services	692	593
Real estate operations	—	2
Other	2	2

Total operating revenues	$7,023	$6,742

Operating income (loss):
Water utility operations	$774	$960
Water management services	96	104
Real estate operations	(10)	(21)
Other	(30)	(37)

Total operating income (loss)	$830	$1,006

Net (loss) income:
Water utility operations	$(43)	$200
Water management services	58	61
Real estate operations	(8)	2,273
Other	(75)	(44)

Total net (loss) income	$(68)	$2,490

	As of
	March 31,	December 31,
	2009	2008
	(000’s)
Total assets:
Water utility operations	$164,274	$165,280
Water management services	226	159
Real estate operations	2,358	2,394
Other	8,097	7,121

Total assets	$174,955	$174,954

Note 6 — New Accounting Pronouncements
The FASB recently announced that on July 1, 2009, the FASB Accounting Standards Codification (“ASC”) is expected to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related literature. After July 1, 2009, only one level of authoritative Generally Accepted Accounting Principles (“GAAP”) will exist, excluding the guidance issued by the SEC. ASC does not change GAAP; instead, ASC introduces a new structure, arranged within topics, subtopics, sections and subsections.

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
In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FASB 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. FSP 157-4 also includes guidance on identifying circumstances when a transaction may not be considered orderly.
FSP 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement 157.
FSP 157-4 clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt FSP 157-4 in the second quarter of 2009. We are currently reviewing the effect this new pronouncement will have on our consolidated financial statements.
In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt FSP 107-1 and APB 28-1 in the second quarter of 2009. We are currently reviewing the effect this new pronouncement will have on our consolidated financial statements.

Note 7 — Fair Value of Financial Instruments
FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”) establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of fair value hierarchy as defined under SFAS 157 are as follows:
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
For assets and liabilities measured at fair value on a recurring basis, the fair value measurement by levels within the fair value hierarchy used as of March 31, 2009 are as follows:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
	(000’s)
Investments	$974	$974	$—	$—
Interest rate swap	(152)	—	(152)	—

Total	$822	$974	$(152)	$—

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

Note 8 — Equity Investments in Unconsolidated Companies
As of March 31, 2009 and December 31, 2008, Southwood held a 50 percent ownership interest in a limited liability company (“LLC”) known as HECOP IV. The remaining ownership interest in HECOP IV was held by John P. Stabile II (“Stabile”), principal owner of H.J. Stabile & Son, Inc. This LLC, whose assets and liabilities are not included in the accompanying condensed consolidated balance sheets, owns approximately nine acres of undeveloped land in Merrimack, New Hampshire. The short-term cash needs of HECOP IV are expected to be funded by the LLC partners on an on-going basis and are not expected to be significant.
Until December 2008, Southwood also held a 50 percent ownership interest in three other LLCs known as HECOP I, HECOP II and HECOP III. All, or a majority of the remaining ownership interest in each of these joint ventures, was held primarily by Stabile. “Net (loss) earnings from investments accounted for under the equity method” for the three months ended March 31, 2008 includes a non-recurring, non-operating, after state tax gain of approximately $3.4 million ($2.3 million after federal income taxes) from the January 2008 sale of the three commercial real estate properties that were owned by these three joint ventures. The land and office buildings sold comprised substantially all of the assets of HECOP I, II, and III. Consequently, these three joint ventures were liquidated in December 2008. For the three months ended March 31, 2008, cash distributions received from HECOP I, II, and III were $3.8 million.
Southwood uses the equity method of accounting for its investments in the four LLCs and accordingly, its investment is adjusted for its share of earnings or losses and for any distributions or dividends received from the LLC’s. For the three months ended March 31, 2009 and 2008, Southwood’s share of earnings (losses) in the LLC’s was approximately $(2,000) and $3.4 million, respectively. Southwood’s share of earnings and losses are included under “Net (loss) earnings from investments accounted for under the equity method” in the accompanying condensed consolidated statements of income.

Note 9 — Subsequent Events
On May 6, 2009, the Board of Directors declared a second quarter common stock dividend of $0.175 per share payable June 1, 2009 to shareholders of record as of May 18, 2009. The second quarter dividend amount results in an indicated annualized rate of $0.70 per share.
At the annual shareholders’ meeting on May 6, 2009, the Company’s shareholders approved two actions as recommended by the Board of Directors: (i) the reelection of three incumbent directors and the election of two new director nominees pursuant to the Board’s decision to increase its size from 9 to 11 members; and (ii) an amendment to the Company’s 2000 Stock Option Plan to also provide for the issuance of restricted stock thereunder.
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
We are a holding company whose income is derived from the earnings of our five wholly-owned subsidiaries. We are engaged primarily in the collection, storage, treatment and distribution of potable water for domestic, industrial, commercial and fire protection service in New Hampshire through our three utility subsidiaries: Pennichuck Water, Pennichuck East and Pittsfield Aqueduct. Our water utility revenues constituted 90% and 91% of our consolidated revenues for the three months ended March 31, 2009 and 2008, respectively. Pennichuck Water, our principal subsidiary which was established in 1852, accounted for 69% and 71% of our consolidated revenues for the three months ended March 31, 2009 and 2008, respectively. Pennichuck Water’s franchise area presently includes the City of Nashua, New Hampshire (the “City”) and 10 surrounding municipalities.
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
The businesses of our two other subsidiaries are non-regulated water management services and real estate management and commercialization. Service Corporation provides various non-regulated water-related monitoring, maintenance, testing and compliance reporting services for water systems for various towns, businesses and residential communities in New Hampshire and Massachusetts. Its most significant contracts are with the Towns of Hudson and Wilton, New Hampshire, and the Towns of Salisbury and Barnstable, Massachusetts.

Southwood is engaged in real estate management and commercialization activities. Historically, most of Southwood’s activities were conducted through joint ventures. During the past 10 years, Southwood has participated in four joint ventures with John P. Stabile, II, a local developer. Southwood’s earnings have from time to time during that period contributed a significant percentage of our consolidated net income, including in the three months ended March 31, 2008 (i.e., the January 2008 sale of the three commercial office buildings that comprised substantially all of the assets of HECOP I, II, and III as more fully described in Note 8, “Equity Investments in Unconsolidated Companies” in Part I, Item I, in this Quarterly Report on Form 10-Q). Southwood’s contributions from the sale of real estate have increased the fluctuations in our net income during that period. While we expect that Southwood will contribute a smaller proportion of our future revenues and earnings over the next several years, we expect to pursue the orderly commercialization of Southwood’s 450 acres of undeveloped land as opportunities arise.
Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis, are forward-looking statements intended to qualify for safe harbors from liability under the Private Securities Litigation Reform Act of 1995, as amended (and codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). The statements are made based upon, among other things, our current assumptions, expectations and beliefs concerning future developments and their potential effect on us. These forward-looking statements involve risks, uncertainties and other factors, many of which are outside our control which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. In some cases you can identify forward-looking statements where statements are preceded by, followed by, or include the words “in the future,” “believes,” “expects,” “anticipates,” “plans” or similar expressions, or the negative thereof.
Forward-looking statements involve risks and uncertainties, and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Such factors include, among other things, whether eminent domain proceedings are ultimately successful against some or all of our water utility assets, the success of applications for rate relief, changes in governmental regulations, changes in the economic and business environment that may impact demand for our water, services and real estate products, changes in capital requirements that may affect our level of capital expenditures, changes in business strategy or plans and fluctuations in weather conditions that impact water consumption. For a complete discussion of our risk factors, see Part I, Item 1A, “Risk Factors”, in our 2008 Annual Report on Form 10-K, as supplemented by Part II, Item 1A, “Risk Factors”, in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
City of Nashua’s Ongoing Eminent Domain Proceeding
The City of Nashua’s then-current Mayor stated his opposition to our proposed merger with Philadelphia Suburban (now Aqua America) almost immediately after we announced the proposed merger in 2002. In January 2003, Nashua residents approved a referendum authorizing the City to pursue the acquisition of our water utility assets. In March 2004, the City filed a petition with the NHPUC under the New Hampshire utility municipalization statute, NHRSA Ch. 38, seeking to take by eminent domain all of the utility assets of our Company’s three utility subsidiaries. In January 2005, the NHPUC ruled that the City could not use the eminent domain procedure to acquire any of the assets of Pennichuck East or Pittsfield Aqueduct. The eminent domain proceeding and potential consequences for us are more fully discussed in our 2008 Annual Report on Form 10-K.

A taking of assets by eminent domain as per the NHPUC order would result in a significant taxable gain and related tax liability to the Company based on the difference between the price paid to Pennichuck Water for the assets taken and Pennichuck Water’s underlying tax basis in such assets. The tax liability would be due upon sale of the assets unless the proceeds of the taking were reinvested in other water utility assets in accordance with certain provisions of the Internal Revenue Code. A taking by eminent domain could also result in our Company incurring various other costs depending on the final terms of the eminent domain taking and decisions that our Company may make regarding its remaining operations. These costs may include expenditures associated with termination and/or funding of health and retirement plans, certain debt redemption premiums, severance costs and professional fees. In addition, if the Company were to sell some or all of its remaining businesses or assets, it may be forced to accept prices below their current carrying values as a result of then-current market conditions, a limited number of potential buyers, and/or other factors. It is possible that, if the acquisition efforts of the City are successful, the financial position of our Company would be materially and adversely impacted.
We have publicly stated our willingness to consider any credible settlement proposals the City may wish to make to us as an alternative to its continued pursuit of an eminent domain taking. We have acknowledged publicly that such a settlement could involve the City’s acquisition of our Company and all of its subsidiaries and assets. In any event, we remain opposed to an eminent domain taking of the assets of Pennichuck Water pursuant to the terms of the July 2008 NHPUC order.
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
Revenue Recognition. The revenues of our water utility subsidiaries are based on authorized rates approved by the NHPUC. Estimates of water utility revenues for water delivered to customers but not yet billed are accrued at the end of each accounting period. We read our customer meters on a monthly basis and record revenues based on meter reading results. Unbilled revenues from the last meter-reading date to the end of the accounting period are estimated based on historical usage and the effective water rates. Actual results could differ from those estimates. Accrued unbilled revenues recorded in the accompanying condensed consolidated financial statements as of March 31, 2009 and December 31, 2008 were approximately $2.0 million and $2.9 million, respectively.
Our non-utility revenues are recognized when services are rendered. Revenues are based, for the most part, on long-term contractual rates.
Pension and Other Post-retirement Benefits. Our pension and other post-retirement benefits costs are dependent upon several factors and assumptions, such as employee demographics, plan design, the level of cash contributions made to the plans, return on plan assets, the discount rate, the expected long-term rate of return on the plans’ assets and health care cost trends.
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
Although our pension plan currently meets the minimum funding requirements of the Employee Retirement Income Security Act of 1974, market declines significantly impacted the value of our pension plan assets in 2008 and the first quarter of 2009, which we has unfavorably impacted pension expense. Accordingly, we currently anticipate that we will contribute approximately $1.0 million to the plan during 2009.

Results of Operations — General
In this section, we discuss our results of operations for the three months ended March 31, 2009 and 2008 and the factors affecting them. Our operating activities, as more fully discussed in Note 5, “Business Segment Reporting” in Part I, Item I, in this Quarterly Report on Form 10-Q, are grouped into three primary business segments as follows:
•	Water utility operations;

•	Water management services; and

•	Real estate operations.
Results of Operations — Three Months Ended March 31, 2009
Compared to Three Months Ended March 31, 2008
Overview
Our consolidated revenues, and consequently our net income, can be significantly affected by weather conditions experienced throughout the year, and in past years our net income has been significantly affected by sales of major real estate assets which occurred from time to time. Water revenues are typically at their lowest point during the first and fourth quarters of the calendar year. Water revenues in the second and third quarters tend to be greater because of increased water consumption for non-essential usage by our customers during the late spring and summer months.
For the three months ended March 31, 2009, our Company incurred a consolidated net loss of $68,000, compared to net income of $2.5 million for the three months ended March 31, 2008. On a per share basis, the fully diluted loss per share for the three months ended March 31, 2009 was $0.02 as compared to fully diluted income per share of $0.58 for the three months ended March 31, 2008. The principal factors that affected current period net loss, relative to prior period net income, include the following:
•
A 2008 non-operating, after-tax gain of approximately $2.3 million ($3.4 million before federal income taxes) from the sale of land and three commercial office buildings by three of our HECOP joint ventures;

•	A decrease in 2009 regulated water utility operating income of $186,000;

•	An increase in 2009 eminent domain-related costs of $106,000; and

•	A decrease in the 2009 provision for income taxes of $1.4 million (inclusive of the approximately $1.1 million federal income tax on the sale of the joint venture property in 2008).
Water Utility Operations
Our water utility operations include the activities of Pennichuck Water, Pennichuck East and Pittsfield Aqueduct, each of which is regulated by the NHPUC.

Our utility operating revenues increased to approximately $6.3 million in 2009, an increase of 3.0% over 2008, as shown in the following table.

	Three Months Ended March 31,
	2009		2008		Change
	(000’s)
Pennichuck Water	$4,842	76%	$4,778	78%	$64
Pennichuck East	1,123	18%	1,178	19%	(55)
Pittsfield Aqueduct	364	6%	189	3%	175

Total	$6,329	100%	$6,145	100%	$184

For the three months ended March 31, 2009, approximately 20% of our water utility operating revenues were derived from commercial and industrial customers, and approximately 66% from residential customers, with the balance being derived from fire protection and other billings to municipalities, principally the City of Nashua and the towns of Amherst, Merrimack and Milford, New Hampshire. The increase in revenues is primarily the result of the temporary rate increases granted to Pennichuck Water and Pittsfield Aqueduct in December 2008 offset, in large part, by declines in customer usage. Residential customer usage in our core system declined approximately 3.3% for the three months ended March 31, 2009 compared to the same period in 2008. While commercial customer usage remained relatively constant in the three months ended March 31, 2009 compared to the same period in 2008, industrial usage declined primarily as a result of an energy conservation program implemented by one of our large customers.
We believe that the current economic recession has been the primary cause of the current reduction in consumption among our residential customers. We also believe that usage has and may be further impacted by increased customer conservation efforts as a result of rate increases, as discussed elsewhere in this Quarterly Report on Form 10-Q, and the implementation of automated meter reading equipment that allows for monthly billing, rather than quarterly billing.
For the three months ended March 31, 2009, utility operating expenses increased by approximately $370,000, or approximately 7.1%, to approximately $5.6 million as shown in the table below.

	Three Months Ended March 31,
	2009	2008	Change
		(000’s)
Operations & maintenance	$3,644	$3,527	$117
Depreciation & amortization	1,023	973	50
Taxes other than income taxes	888	685	203

Total	$5,555	$5,185	$370

The operations and maintenance expenses of our water utility business include such categories as:
•	Water supply, treatment, purification and pumping;

•	Transmission and distribution system functions, including repairs and maintenance and meter reading;

•	Engineering, customer service and general and administrative functions;

The change in our utilities’ operating expenses over the same period in 2008 was primarily the result of the following:
•
Increased taxes other than income taxes of $203,000, principally related to increased real estate taxes caused by capital additions in our core Pennichuck Water system as well as increased real estate tax rates;

•	Increased general and administrative costs of $41,000 primarily relating to increased pension and post-retirement expense of $73,000 offset partially by lower amounts expensed for wages and benefits;

•	Increased customer and accounting costs and collection expenses of $38,000;

•	Increased depreciation and amortization of $50,000 principally due to increased depreciation attributable to completed portions of the water treatment plant upgrade for Pennichuck Water; and

•	$31,000 of increased transmission and distribution costs relating to repair or replacement of gates, mains, meters and hydrants, supplies, fuel and labor costs.
As a result of the above changes in operating revenue and operating expenses, water utility operating income declined to $774,000 from $960,000, or 19.4%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.
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
On January 14, 2009, the Company filed a motion with the NHPUC to extend the procedural schedule in the Pittsfield Aqueduct rate case until March 13, 2009 in order to allow the Company to revise its request for permanent rate relief. In broad terms, the Company will be proposing to transfer the assets of the systems in Barnstead, Middleton and Conway, New Hampshire (the “North Country Systems”) to its sister utility, Pennichuck East. A final hearing on the merits of the case is scheduled for the week of September 21, 2009. Temporary rates, as approved, will remain in effect for the North Country Systems until permanent rates are approved by the Commission.
In June 2008, the Company’s Pennichuck Water utility subsidiary filed for rate relief with the NHPUC to recover increased operating expenses and to obtain recovery of and a return on capital improvements principally for the ongoing major upgrade to its water treatment plant, the replacement of a 5.5 million gallon water tank, the installation of radio meter reading equipment, and the replacement of aging infrastructure. Pennichuck Water requested an overall increase in rates that, if approved in its entirety, would result in an annual increase in revenues of approximately $5.1 million. Included in the $5.1 million are two proposed step increases that, if approved, would increase annual revenues by approximately $1.9 million. In December 2008, the NHPUC issued an order approving temporary rate relief for Pennichuck Water. The order provides for an annualized temporary increase in revenues of approximately $2.4 million, or 11%, effective for service rendered from July 28, 2008. Increased revenues for the period July 28, 2008 through December 31, 2008 were recorded in the fourth quarter of 2008 in the amount of $702,000. A final hearing on this case regarding the establishment of permanent rates is scheduled for May 19, 2009.

The temporary rate relief that has now been granted by the NHPUC for both Pennichuck Water and Pittsfield Aqueduct does not necessarily reflect the ultimate outcome of the underlying requests for permanent rate relief. Any difference between the temporary rate relief that has been granted and the permanent rates ultimately approved by the NHPUC for these utilities will be reconciled upon the approval of such permanent rates.
Water Management Services
The operating income of our water management services segment decreased by $8,000 from $104,000 for the three months ended March 31, 2008 to $96,000 for the three months ended March 31, 2009.
Real Estate Operations
As of March 31, 2009 and 2008, our Company, principally through our Southwood subsidiary, owned approximately 450 acres of non-utility, undeveloped land in southern New Hampshire. We expect to pursue the commercialization of these 450 acres over the next several years as market conditions improve.
As of March 31, 2009 and 2008, Southwood held a 50% ownership interest in a real estate joint venture (known as HECOP IV) organized as a limited liability company. HECOP IV currently owns undeveloped land and generates no revenue. Consequently, earnings or losses from HECOP IV for the foreseeable future are expected to be insignificant. As of March 31, 2008, Southwood also held a 50% ownership interest in three other real estate joint ventures (known as HECOP I, II, and III) also organized as a limited liability companies.
For the three months ended March 31, 2009, Southwood’s equity share of pre-tax loss from HECOP IV was approximately $(2,000). For the three months ended March 31, 2008, Southwood’s equity share of pre-tax income from HECOP I, II, III, and IV was approximately $3.5 million. The 2008 pre-tax earnings was due principally to an approximately $3.4 million gain (before federal income taxes) from the January 2008 sale of the three commercial real estate properties owned by HECOP I, II, and III. The real estate assets sold by HECOP I, II, and III comprised substantially all of the assets of those three joint ventures. In December 2008, HECOP I, II and III were dissolved.

Eminent Domain Expenses
Our eminent domain expenses were $118,000 for the three months ended March 31, 2009 as compared to $12,000 for the three months ended March 31, 2008. The 2009 eminent domain expenses were primarily attributable to on-going legal fees and the Company’s retention of an investment banking firm in January 2009. The Company expects to continue to incur eminent domain expenses in 2009.
Allowance for Funds Used During Construction (“AFUDC”)
For the three months ended March 31, 2009 and 2008, we recorded AFUDC of approximately $121,000 and $146,000, respectively. The $25,000 decrease is largely attributable to the completion of certain large projects qualifying for AFUDC during the reported periods. This trend is expected to continue principally because the upgrade to Pennichuck Water’s water treatment plant is scheduled for completion in early 2009.
Interest Income
For the three months ended March 31, 2009 and 2008, we recorded interest income of approximately $6,000 and $81,000, respectively. The decrease of $75,000 is primarily attributable to lower cash and short-term investment balances throughout the respective three-month periods.
Interest Expense
For the three months ended March 31, 2009, our interest expense was approximately $928,000, compared to $874,000 in 2008. The increase of $54,000 is primarily attributable to increased borrowings under the State of New Hampshire Revolving Fund loan program and short-term borrowings against our bank revolving credit facility. Interest expense in both periods represents primarily interest on long-term indebtedness of our Company’s three regulated water utilities.
Provision for Income Taxes
For the three months ended March 31, 2009 and 2008, we recorded an income tax (benefit)/provision of $(45,000) and $1.3 million, respectively. The decrease was largely due to federal income taxes on the January 2008 gain on the sale of the real estate held by HECOP I, II, and III joint ventures. The effective income tax rate was 39.5% and 34.5%, respectively.
The State of New Hampshire income tax liability on income attributable to our Company’s four joint ventures is imposed at the LLC level, and not at the Pennichuck Corporation level (in contrast to federal income taxes). Therefore, State of New Hampshire income taxes for the joint ventures are included in “Net (loss) earnings from investments accounted for under the equity method” in the accompanying condensed consolidated statements of income and comprehensive income. The amount of such state income taxes in 2008 was approximately $217,000. This is the principal reason why the “(Benefit from)/Provision for Income Taxes” for 2008, as a percentage of “(Loss) Income Before (Benefit from) Provision for Income Taxes,” was lower in 2008 than it was for 2009.

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
For the past several years, cash flows from operations have fluctuated largely based on four factors: (i) weather, (ii) amount and timing of rate increases, (iii) gain(s) recognized on the sale of Southwood real properties, and (iv) significant defense costs associated with Nashua’s ongoing eminent domain proceeding. During the three months ended March 31, 2009, the Company billed approximately $863,000 of revenue accrued in December 2008 related to recoupment of temporary rate increases it was granted by the NHPUC.
Capital Expenditures Program
We expect our capital expenditures to moderate in 2009 through 2011 due to the substantial completion of the water treatment plant. The following table summarizes our expected capital expenditure requirements for the 2009 to 2011 period.

	2009	2010	2011
	(000’s)
Utility — water treatment plant upgrade	$2,160	$—	$—
Utility — other plant additions	4,956	7,686	7,361
Total	$7,116	$7,686	$7,361

We have substantially completed the upgrade of our water treatment plant that was necessary in order for the plant to meet more stringent federally mandated safe drinking water standards. The upgrade of our water treatment plant commenced in the second half of 2005 and is expected to be completed by the spring of 2009. Capital expenditures, including pre-design and construction costs, associated with the water treatment plant upgrade project aggregated approximately $39.5 million through March 31, 2009.
The additional $1.2 million in forecasted 2009 capital expenditure spending over the forecast in our 2008 Annual Report on Form 10-K reflects the addition of projects to be funded with new State Revolving Fund (“SRF”) monies made available to us through the 2009 American Reinvestment and Recovery Act.
In addition to the water treatment plant upgrade project, we are engaged in construction programs at our utility subsidiaries primarily for water distribution system repair, rehabilitation and replacement, water storage facility maintenance and additions, and more recently, water supply security. The timing of these projects may be impacted by weather, availability of contractors and equipment, coordination with other utilities and municipalities in order to reduce digging and paving costs and the availability and cost of financing.

We have applied, and will continue to apply, for long-term debt funds directly from the SRF loan program. SRF loans carry long-term fixed costs at interest rates set with reference to various Municipal Bond Indices, which rates have historically been at or below the rates for comparable U.S. Treasury securities of like maturity. As of March 31, 2009, we had eight outstanding SRF loans with aggregate principal balances outstanding of approximately $6.4 million. Funds available for future advances as of March 31, 2009 totaled approximately $827,000. During the remainder of 2009, we expect to draw down approximately $288,000 of those available funds on existing SRF loans.
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
Certain covenants in Pennichuck Water’s and Pennichuck East’s loan agreements and in our Bank of America revolving credit loan agreement effectively restrict our ability to upstream common dividends from Pennichuck Water and Pennichuck East as well as limit our ability to pay common dividends to our shareholders.
Several of Pennichuck Water’s loan agreements contain a covenant that requires Pennichuck Water to maintain a minimum net worth of $4.5 million. As of March 31, 2009, Pennichuck Water’s net worth was $41.4 million. One of Pennichuck East’s loan agreements contains a covenant that requires Pennichuck East to maintain a minimum net worth of $1.5 million. As of March 31, 2009, Pennichuck East’s net worth was $6.6 million.
As of March 31, 2009, we were in compliance with all of our financial covenants. Our ability to incur significant additional long-term debt and to continue to satisfy these tests depends, among other factors, on receipt of timely and adequate rate relief.
Quarterly Dividends
One of our primary uses of funds is dividends on our common stock, payable as and when declared by our Board of Directors. We have paid dividends on our common stock each year since 1856. On May 6, 2009, the Board of Directors declared a second quarter common stock dividend of $0.175 per share payable June 1, 2009 to shareholders of record May 18, 2009. The second quarter dividend amount results in an indicated annual rate of $0.70 per share. We expect to continue to pay comparable cash dividends in the future, subject to the terms of our debt agreements, as more fully discussed above.

Off Balance Sheet Arrangements
In October 2005, we completed a tax-exempt debt financing with the Business Finance Authority. The Business Finance Authority acts solely as a passive conduit to the tax-exempt bond markets with our Company acting as the obligor for the associated tax-exempt debt. As of March 31, 2009, we had borrowed $38.1 million representing a portion of the $49.5 million offering conducted in October 2005. The remaining $11.4 million has been placed in an escrow account maintained by The Bank of New York Trust Company, N.A., as escrow agent, for the sole benefit of bondholders with no recourse to us and hence we have not recorded the associated debt as a long-term liability. We expect to draw these funds in October 2009 or later as we incur capital expenditures for various water facilities projects and record the associated debt as a long-term liability.
We have one interest rate financial instrument, an interest rate swap, which qualifies as a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” as described in Part I, Item 3, in this Quarterly Report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information regarding market risk of our Company is presented in Note 7, “Fair Value of Financial Instruments” in Part I, Item I, in this Quarterly Report on Form 10-Q and in Note 3, “Debt” in Part II, Item 8, in our 2008 Annual Report on Form 10-K.
We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to significant market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. As described below, our Company has one interest rate financial instrument, an interest rate swap, which qualifies as a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
We are subject to commodity price risks associated with price increases for chemicals, electricity and other commodities. These risks are reduced through contracts and the ability to recover price increases through rates. Non-performance by our commodity suppliers can gave a material adverse impact on our results of operations, cash flows and financial position.
Our exposure to financial market risk results primarily from fluctuations in interest rates. We are exposed to changes in interest rates primarily from our $16.0 million revolving credit facility. Our revolving credit facility, which includes a total borrowing capacity of $16.0 million, permits us to borrow, repay and re-borrow, in varying amounts and from time to time at our discretion through June 30, 2011. Borrowings under this credit facility bear interest rates ranging from the London Interbank Offered Rate (“LIBOR”) plus 1.2% to LIBOR plus 1.7% based on the results of various financial ratios. The applicable margin as of March 31, 2009 was 1.45%, resulting in an interest rate of 3.25%. Borrowings under our revolving credit facility as of March 31, 2009 were $2.4 million. We expect to borrow additional amounts during the remainder of 2009, as needed to supplement cash generated from operations. We expect to repay all of these borrowed amounts within the next twelve months.

We also have a $4.5 million variable interest rate loan with a bank. The loan, which was originally scheduled to mature in April 2005, was extended to December 31, 2009. In April 2005, we entered into an interest rate swap agreement with the bank that also has a maturity date of December 31, 2009. The purpose of this swap agreement is to mitigate interest rate risks associated with this $4.5 million floating-rate loan. The agreement provides for the exchange of fixed interest rate payments for floating interest rate payment obligations on notional amounts of principal totaling $4.5 million. The floating-rate loan with the bank contains interest rates ranging from LIBOR plus 1.0% to LIBOR plus 1.5% based on the results of various financial ratios. The applicable margin as of March 31, 2009 was 1.25%, resulting in an interest rate of 1.77%. We designated this interest rate swap as a cash flow hedge against the variable future cash flows associated with the interest payments due on the $4.5 million of notes. The combined effect of its LIBOR-based borrowing formula and the swap produces an “all-in fixed borrowing cost” equal to 6.0%.
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934 under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report.
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
Based on their evaluation, the principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Report.
There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On March 13, 2009, the New Hampshire Public Utilities Commission (“NHPUC”) issued an order denying the rehearing motions filed by both the Company and the City in September 2008 with respect to the NHPUC’s July 25, 2008 order that the taking of the assets of Pennichuck Water by eminent domain is in the public interest, subject to certain conditions. In denying the rehearing motions, the NHPUC ruled that neither party had presented any new arguments or evidence that the NHPUC had not previously considered. Both the Company and the City appealed the NHPUC’s March 13 order to the New Hampshire Supreme Court (see also Item 1A, Risks Related to Our Water Utilities, below). Except as otherwise noted in this Item 1 above, there were no other material changes in existing legal proceedings or any new material legal proceedings during the three months ended March 31, 2009.

ITEM 1A. RISK FACTORS
Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our 2008 Annual Report on Form 10-K. The Risk Factors presented below should be read in conjunction with the risk factors and information disclosed in our 2008 Annual Report on Form 10-K. See discussion under “City of Nashua’s Ongoing Eminent Domain Proceeding” included in Part I, Item 2, in this Quarterly Report on Form 10-Q.
Risks Related to Our Water Utilities
The City of Nashua’s use of the power of eminent domain to acquire a significant portion of our water utility assets creates uncertainty and may result in material adverse consequences for us and our shareholders.
We are involved in ongoing proceedings with the City of Nashua (the “City”) regarding the City’s desire to acquire all or a significant portion of the water utility assets of Pennichuck Water, our principal subsidiary. The City is pursuing such acquisition pursuant to its power of eminent domain under New Hampshire law. On July 25, 2008, the NHPUC issued an order that the taking of the assets of Pennichuck Water is in the public interest provided certain conditions are met, and that the price to be paid to Pennichuck Water for such assets is $203 million, determined as of December 31, 2008. The conditions include a requirement that the City place an additional $40 million into a mitigation fund to protect the interests of the customers of our other two regulated utilities, Pennichuck East and Pittsfield Aqueduct. Another condition is that the City submit to the NHPUC, for its advance approval, the final operating contracts between the City and its planned contractors. The remaining conditions cover various aspects of the operation and oversight of the water system under City ownership.
A taking of assets by eminent domain as per the NHPUC order would result in a significant taxable gain and related tax liability to the Company based on the difference between the price paid to Pennichuck Water for the assets taken and Pennichuck Water’s underlying tax basis in such assets. The tax liability would be due upon sale of the assets unless the proceeds of the taking were reinvested in other water utility assets in accordance with certain provisions of the Internal Revenue Code. A taking by eminent domain could also result in our Company incurring various other costs depending on the final terms of the eminent domain taking and decisions that our Company may make regarding its remaining operations. These costs may include expenditures associated with termination and/or funding of health and retirement plans, certain debt redemption premiums, severance costs and professional fees. In addition, if the Company were to sell some or all of its remaining businesses or assets, it may be forced to accept prices below their current carrying values as a result of then-current market conditions, a limited number of potential buyers, and/or other factors. It is possible that, if the acquisition efforts of the City are successful, the financial position of our Company would be materially and adversely impacted.
Under New Hampshire law, all parties to the proceeding and persons directly affected by the order had 30 days to seek reconsideration or a rehearing before the NHPUC. Our Company and the City were the only parties to submit such motions or objections thereto.

On March 13, 2009, the NHPUC issued an order denying the motions of both parties in their entirety on the basis that neither party had presented any new arguments or evidence that the NHPUC had not previously considered. Under New Hampshire law, the parties have thirty days to file appeals to the New Hampshire Supreme Court (the “Supreme Court”) after denial of a motion for reconsideration. Subsequently, both parties filed appeals with the New Hampshire Supreme Court (the “Supreme Court”). The Company’s appeal is principally focused on legal issues relating to the NHPUC’s “public interest” determination. The City’s appeal focuses principally on the valuation of Pennichuck Water’s assets and the need for a $40 million mitigation reserve. While we believe it is likely that the Supreme Court will accept our appeal petition, the Court’s rules provide that the decision as to whether to do so is within the Court’s discretion. We cannot predict how the Supreme Court will rule on the issues on appeal if it accepts the case, and we believe a decision is not likely before late this year or early in 2010.
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
It is unlikely that our Company would have the opportunity to contract to operate for the City all or any portion of the Pennichuck Water system that the City would acquire in an eminent domain taking. According to the City’s filings with the NHPUC, if the City acquires all or any portion of the Pennichuck Water system by eminent domain, the City intends to enter into an Operation, Maintenance and Management Agreement with Veolia Water North America — Northeast LLC to operate that water system. According to the City’s filings, Veolia is a wholly owned subsidiary of Veolia Environment (a French company, formerly known as Vivendi Environment).
Our liquidity may be reduced and our cost of debt financing may be increased while the eminent domain controversy remains unresolved, because, while such controversy is ongoing, we may be unable to, or elect not to, issue or remarket debt securities for which Pennichuck may be liable.
Given the highly uncertain ultimate outcome of the eminent domain proceeding, we may find that we are unable to, or elect not to, issue or remarket certain debt securities pending a definitive resolution of the City’s eminent domain petition or we may find that the cost that we incur in connection with the issuance or remarketing of such debt increases materially. If we are unable to, or elect not to, issue or remarket such debt, we would expect to rely primarily on our bank revolving credit facility to finance our capital projects. Our borrowing costs under that credit facility would likely be materially higher than tax-exempt bond financing costs. Borrowings under the credit facility would also reduce our liquidity to meet other obligations. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our 2008 Annual Report on Form 10-K.

Our ability to raise equity capital on a timely basis, and indirectly our liquidity, may be adversely affected while the eminent domain controversy remains unresolved because, while such controversy is ongoing, we may be unable to, or elect not to, issue equity securities.
Given the highly uncertain outcome of the eminent domain proceeding and any confidential settlement negotiations that may be ongoing from time to time between the parties, we may find that we are unable to, or elect not to, issue equity securities because we are precluded from disclosing, or believe we could adversely affect any settlement negotiations if we were to disclose, the details of on-going negotiations to current and potential investors in connection with an equity offering. If we are unable to, or elect not to, issue equity securities as necessary to maintain an appropriate debt/equity balance, we would be unable to pay down our revolving credit facility on a timely basis and our liquidity available to meet other obligations would be reduced.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	On May 6, 2009, the Company held its Annual Meeting of Shareholders to elect five directors and to act upon a proposal to amend the Pennichuck Corporation 2000 Stock Option Plan.
(b)	The following director was elected to a two-year term expiring at the Annual Meeting of Shareholders in 2011:

Election of Directors	Votes For	Votes Withheld or Opposed
Joseph A. Bellavance	3,468,881	306,694
(c)	The following directors were elected to three-year terms expiring at the Annual Meeting of Shareholders in 2012:

		Votes Withheld or
Election of Directors	Votes For	Opposed
Steven F. Bolander	3,641,601	133,974
Clarence A. Davis	3,646,855	128,719
Michael I. German	3,647,289	128,285
Robert P. Keller	3,429,207	346,367
The continuing directors whose terms expire beyond the May 6, 2009 Annual Meeting date are:

Election of Directors
Janet M. Hansen
John R. Kreick
Hannah M. McCarthy
Duane C. Montopoli
James M. Murphy
Martha E. O’Neill
(d)	The Pennichuck Corporation 2000 Stock Option Plan was amended to provide grants of awards to directors:

	Votes Withheld or
Votes For	Opposed	Votes Abstained
1,849,367	800,455	25,890
Total shares outstanding on May 6, 2009 were 4,253,784.

ITEM 5. OTHER INFORMATION
On May 8, 2009, we issued a press release announcing our financial results for the three months ended March 31, 2009. A copy of the press release is attached as Exhibit 99.1 to this Quarterly Report on Form 10-Q. The information contained in Exhibit 99.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing with the Securities and Exchange Commission under the Exchange Act of 1934 or the Securities Act of 1933, except as expressly set forth by specific reference in such a filing.
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

Exhibit
Number	Exhibit Description

4.6
Dividend Reinvestment and Common Stock Purchase Plan, as amended (included in the prospectus in the Company’s Registration Statement on Form S-3/A, filed on April 8, 2009 and incorporated herein by reference)

4.7
Amendment to Rights Agreement, effective as of August 15, 2006, by and between Pennichuck Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A12G/A, filed on September 25, 2006 and incorporated herein by reference)

4.8
Sixth Amendment to Rights Agreement, effective as of March 2, 2009, by and between Pennichuck Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.8 to the Company’s Registration Statement on Form 8-A12G/A filed on March 5, 2009 and incorporated herein by reference)

4.9
Letter agreement, effective as of March 18, 2009, by and between Pennichuck Corporation and GAMCO Investors, Inc. and its affiliated entities (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 19, 2009 and incorporated herein by reference)

10.1	Pennichuck Corporation 2009 Equity Incentive Plan (formerly the Amended and Restated 2000 Stock Option Plan; dated March 11, 2009 and approved by the Shareholders on May 6, 2009)

31.1	Certification

31.2	Certification

32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release — “Pennichuck Corporation Announces First Quarter 2009 Earnings” dated May 8, 2009

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Pennichuck Corporation (Registrant)
Date: May 8, 2009	By:	/s/ Duane C. Montopoli
Duane C. Montopoli
President and Chief Executive Officer

Date: May 8, 2009	By:	/s/ Thomas C. Leonard
Thomas C. Leonard
Senior Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Pennichuck Corporation 2009 Equity Incentive Plan (formerly the Amended and Restated 2000 Stock Option Plan; dated March 11, 2009 and approved by the Shareholders on May 6, 2009)

31.1	Certification

31.2	Certification

32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release — “Pennichuck Corporation Announces First Quarter 2009 Earnings” dated May 8, 2009