Form 10-Q
period 2009-06-30
PENNICHUCK CORP
filed 2009-08-06
CIK 788885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2009
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
Common Stock, $1 Par Value, 4,258,863 shares outstanding as of August 3, 2009

PENNICHUCK CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
June 30, 2009

- i -

PART I. FINANCIAL INFORMATION (Unaudited)

ITEM 1.	FINANCIAL STATEMENTS
PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(000’s, except share data)

	As of
	June 30,	December 31,
	2009	2008
ASSETS
Property, Plant and Equipment, net	$153,562	$151,319

Current Assets:
Cash and cash equivalents	2	91
Investments	546	1,005
Accounts receivable, net of allowance of $28 and $37 in 2009 and 2008, respectively	2,260	2,142
Unbilled revenue	2,276	2,941
Materials and supplies	780	889
Refundable income taxes	913	667
Prepaid expenses	1,172	1,134

Total Current Assets	7,949	8,869

Other Assets:
Deferred land costs	2,468	2,457
Deferred charges and other assets	11,995	12,195
Investment in real estate partnerships	114	114

Total Other Assets	14,577	14,766

TOTAL ASSETS	$176,088	$174,954

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) — CONTINUED
(000’s, except share data)

	As of
	June 30,	December 31,
	2009	2008
SHAREHOLDERS’ EQUITY AND LIABILITIES
Shareholders’ Equity:
Common stock — $1 par value Authorized - 11,500,000 shares in 2009 and 2008 Issued — 4,256,775 and 4,253,398 shares, respectively Outstanding — 4,255,573 and 4,252,196 shares, respectively	$4,257	$4,253
Additional paid in capital	33,165	33,092
Retained earnings	9,890	10,684
Accumulated other comprehensive loss	(67)	(111)
Treasury stock, at cost; 1,202 shares in 2009 and 2008	(138)	(138)

Total Shareholders’ Equity	47,107	47,780

Preferred Stock, No Par Value, 100,000 Shares Authorized, No Shares Issued In 2009 and 2008	—	—

Long-term Debt, Less Current Portion	54,314	59,586

Current Liabilities:
Line of credit	3,572	1,465
Current portion of long-term debt	10,291	5,199
Accounts payable	1,256	1,326
Accrued interest payable	726	804
Accrued liability — retainage	476	1,049
Customer deposits and other current liabilities	770	919

Total Current Liabilities	17,091	10,762

Deferred Credits and Other Reserves:
Deferred income taxes	15,837	15,135
Other deferred credits and other reserves	10,008	9,761

Total Deferred Credits and Other Reserves	25,845	24,896

Contributions in Aid of Construction	31,731	31,930

TOTAL SHAREHOLDERS’ EQUITY AND LIABILITIES	$176,088	$174,954

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (UNAUDITED)
(000’s, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Operating Revenues:
Water utility operations	$7,678	$7,281	$14,007	$13,426
Water management services	772	657	1,464	1,250
Real estate operations	—	—	—	2
Other	2	2	4	4

Total Operating Revenues	8,452	7,940	15,475	14,682

Operating Expenses:
Water utility operations	5,476	5,289	11,031	10,474
Water management services	698	623	1,294	1,112
Real estate operations	11	6	21	29
Other	28	(24)	60	15

Total Operating Expenses	6,213	5,894	12,406	11,630

Operating Income	2,239	2,046	3,069	3,052
Eminent Domain Expenses	(70)	(4)	(188)	(16)
Net (Loss) Earnings from Investments Accounted for Under the Equity Method	(1)	(3)	(3)	3,453
Other (Expense) Income, Net	(11)	54	(33)	53
Allowance for Funds Used During Construction	20	94	141	240
Interest Income	(5)	52	1	133
Interest Expense	(907)	(927)	(1,835)	(1,801)

Income Before Provision for Income Taxes	1,265	1,312	1,152	5,114
Provision for Income Taxes	502	520	457	1,832

Net Income	763	792	695	3,282
Other Comprehensive Income, Net of Tax:
Unrealized gain (loss) on derivatives	25	52	44	(11)

Comprehensive Income	$788	$844	$739	$3,271

Earnings per Common Share:
Basic	$0.18	$0.19	$0.16	$0.78
Diluted	$0.18	$0.19	$0.16	$0.77
Weighted Average Common Shares Outstanding:
Basic	4,253,870	4,235,847	4,253,218	4,233,288
Diluted	4,272,528	4,266,998	4,263,124	4,269,109

Dividends Paid per Common Share	$0.175	$0.165	$0.350	$0.330
See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(000’s)

	For the Six Months Ended
	June 30,
	2009	2008
Operating Activities:
Net income	$695	$3,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,137	2,067
Amortization of deferred investment tax credits	(17)	(17)
Provision for deferred income taxes	673	869
Equity component of allowance for funds used during construction	(63)	(102)
Undistributed loss in real estate partnerships	3	3
Stock-based compensation expense	32	24
Changes in assets and liabilities	54	(1,842)

Net Cash Provided by Operating Activities	3,514	4,284

Investing Activities:
Purchases of property, plant and equipment, including debt component of allowance for funds used during construction	(4,526)	(7,254)
Sales of investment securities	1,136	5,000
Purchases of investment securities	(677)	(6,131)
Distributions in excess of earnings in investment in real estate partnerships	—	343
Increase in investment in real estate partnership and deferred land costs	(14)	(10)

Net Cash Used in Investing Activities	(4,081)	(8,052)

Financing Activities:
Change in line of credit, net	2,107	—
Payments on long-term debt	(713)	(15,637)
Contributions in aid of construction	13	41
Proceeds from long-term borrowings	524	20,712
Debt issuance costs	(9)	(758)
Proceeds from issuance of common stock and dividend reinvestment plan	45	156
Dividends paid	(1,489)	(1,397)

Net Cash Provided by Financing Activities	478	3,117

Decrease in Cash and Cash Equivalents	(89)	(651)
Cash and Cash Equivalents, beginning of period	91	963

Cash and Cash Equivalents, end of period	$2	$312

Supplemental Disclosures on Cash Flow and Non-Cash Items:
Cash Paid During the Period for:
Interest	$1,804	$1,579

Income taxes, net of refunds	$426	$1,317

Non-cash Items:
Contributions in aid of construction	$148	$305

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
Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The condensed consolidated balance sheet amounts shown under the December 31, 2008 column have been derived from the audited financial statements of our Company as contained in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).
Description of Business :
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
Pennichuck Water, Pennichuck East and Pittsfield Aqueduct (collectively referred to as our “Company’s utility subsidiaries”) are engaged principally in the collection, storage, treatment and distribution of potable water to approximately 33,400 customers throughout the State of New Hampshire. Our Company’s utility subsidiaries, which are regulated by the New Hampshire Public Utilities Commission (the “NHPUC”), are subject to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation” (Accounting Standards Codification (“ASC”) 980 “Regulated Operations”). Service Corporation is involved in providing non-regulated water-related services to approximately 19,000 customers, while Southwood owns and commercializes real estate holdings.

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
The Company has performed an evaluation of subsequent events through August 6, 2009, which is the date the financial statements were issued and filed with the SEC.
The accompanying condensed consolidated financial statements include the accounts of our Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
Certain balance sheet amounts as of December 31, 2008 have been reclassified to conform to the June 30, 2009 balance sheet presentation. These reclassifications had no effect on total current assets or total current liabilities and relate to the reclassification of refundable income taxes, miscellaneous accrued accounts payable and accrued liability-retainage.
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
(c) New Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) recently announced that effective for interim and annual periods ending after September 15, 2009, the FASB Accounting Standards Codification will be the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related literature. At that time, only one level of authoritative Generally Accepted Accounting Principles (“GAAP”) will exist, excluding the guidance issued by the SEC. ASC does not change GAAP; instead, ASC introduces a new structure, arranged within topics, subtopics, sections and subsections.
In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. Under the proposed roadmap, we may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. Our Company is currently assessing the impact that this potential change would have on our financial statements, and we will continue to monitor the SEC’s determination regarding of the potential requirement to implement of IFRS.

In December 2008, the FASB issued FSP SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (ASC 715 “Compensation — Retirement Benefits”). This FSP amends SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. We are currently reviewing the effect this new pronouncement will have on our financial statements.
(d) Property, Plant and Equipment
The components of property, plant and equipment as of June 30, 2009 and December 31, 2008 were as follows:

	As of
	June 30,	December 31,
	2009	2008
	(000’s)
Utility Property:
Land	$1,829	$1,712
Source of supply	47,534	46,868
Pumping & purification	26,724	22,805
Transmission & distribution, including services, meters and hydrants	102,499	98,889
General and other equipment	9,018	8,787
Intangible plant	720	720
Construction work in progress	2,304	7,478

Total utility property	190,628	187,259
Total non-utility property	101	101

Total property, plant & equipment	190,729	187,360
Less accumulated depreciation	(37,167)	(36,041)

Property, plant and equipment, net	$153,562	$151,319

(e)	Cash and Cash Equivalents

Cash and cash equivalents consists of cash in banks.
(f) Investments
Investments represent funds held in money market securities. These funds have no restriction and may be used for general corporate purposes.
(g) Concentration of Credit Risks
Financial instruments that subject our Company to credit risk consist primarily of cash and accounts receivable. Our cash balances are invested in financial institutions with investment grade credit ratings. Occasionally, our cash balance with a single financial institution may exceed FDIC limits. Our accounts receivable balances primarily represent amounts due from the residential, commercial and industrial customers of our water utility operations as well as receivables from our water management services customers.

(h) Deferred Charges and Other Assets
Deferred charges include certain regulatory assets and costs of obtaining debt financing. Regulatory assets are amortized over the periods they are recovered through NHPUC-authorized water rates. Sarbanes-Oxley costs relate to first year implementation and compliance with Section 404 of the Sarbanes-Oxley Act of 2002. We received approval from the NHPUC to recover these costs. Deferred financing costs are amortized over the term of the related bonds and notes. Our Company’s utility subsidiaries have recorded certain regulatory assets in cases where the NHPUC has permitted, or is expected to permit, recovery of these costs over future periods. Currently, the regulatory assets are being amortized over periods ranging from 4 to 25 years. Deferred charges and other assets as of June 30, 2009 and December 31, 2008 consist of the following:

	As of
	June 30,	December 31,	Recovery
	2009	2008	Period
	(000’s)
Regulatory assets:
Source development charges	$750	$771	5–25
Miscellaneous studies	964	979	4–25
Sarbanes-Oxley costs	537	635	5
Prepaid pension	4,724	4,724	
Other postretirement benefits	447	447	

Total regulatory assets	7,422	7,556
Franchise fees and other	40	45
Supplemental retirement plan asset	577	525
Deferred financing costs	3,956	4,069

Total deferred charges and other assets	$11,995	$12,195

	We expect to recover the deferred pension and other postretirement amounts consistent with the anticipated expense recognition of the pension and other postretirement costs.
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
Non-regulated water management services include contract operations and maintenance, and water testing and billing services to municipalities and small, privately owned community water systems. In accordance with the guidance contained in the SEC’s Staff Accounting Bulletin No. 104, Topic 13 “Revenue Recognition, revised and updated,” our Company records revenues for this business segment in one of two ways. Contract revenues are billed and recognized on a monthly recurring basis in accordance with agreed-upon contract rates. Revenue from unplanned additional work is based upon time and materials incurred in connection with activities not specifically identified in the contract, or for which work levels exceed contracted amounts.
Revenues from real estate operations, other than undistributed earnings or losses from equity method joint ventures, are recorded upon completion of a sale of real property. Our Company’s real estate holdings outside of our regulated utilities are comprised primarily of undeveloped land.

(j) Allowance for Funds Used During Construction
Allowance for funds used during construction (“AFUDC”) represents the estimated debt and equity costs of capital necessary to finance the construction of new regulated facilities. AFUDC consists of two components, an interest component and an equity component. AFUDC is capitalized as a component of property, plant and equipment and has been reported separately in the condensed consolidated statements of income and comprehensive income. The AFUDC rate was 8% in 2009 and 2008. The total amounts of AFUDC recorded for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(000’s)
Debt (interest) component	$10	$55	$78	$138
Equity component	10	39	63	102

Total AFUDC	$20	$94	$141	$240

(k)	Earnings Per Share
Basic net income per share is computed using the weighted average number of common shares outstanding for a period. Diluted net income per share is computed using the weighted average number of common and dilutive potential common shares outstanding for the period. For the three and six months ended June 30, 2009 and 2008, dilutive potential common shares consisted of outstanding stock options.
The dilutive effect of outstanding stock options is computed using the treasury stock method. Calculations of the basic and diluted net income per common share and potential common share for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(000’s, except per share and share data)
Basic net income per share	$0.18	$0.19	$0.16	$0.78
Dilutive effect of unexercised stock options	—	—	—	(0.01)

Dilutive net income per share	$0.18	$0.19	$0.16	$0.77

Numerator:
Net income	$763	$792	$695	$3,282

Denominator:
Basic weighted average common shares outstanding	4,253,870	4,235,847	4,253,218	4,233,288
Dilutive effect of unexercised stock options	18,658	31,151	9,906	35,821

Diluted weighted average common shares outstanding	4,272,528	4,266,998	4,263,124	4,269,109

Options to purchase 56,201 and 91,403 shares of common stock were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2009, respectively, because their effect would have been antidilutive. There were no options to purchase shares of common shares excluded for the three and six months ended June 30, 2008.
Non-recurring Items:
“Net (loss) earnings from investments accounted for under the equity method” for the six months ended June 30, 2008 includes a non-recurring, non-operating, after-tax gain of approximately $2.3 million ($3.4 million before federal income taxes), or $0.53 diluted earnings per share, from the January 2008 sale of three commercial real estate properties that were owned by three joint ventures, as more fully described in Note 7, “Equity Investments in Unconsolidated Companies.”
Note 2 — Postretirement Benefit Plans
Pension Plan
We have a non-contributory, defined benefit pension plan (the “Plan”) that covers substantially all employees. The benefits are formula-based, giving consideration to both past and future service as well as participant compensation levels. Our funding policy is to contribute annual amounts that meet the requirements for funding under Section 404 of the Internal Revenue Code. During the three months ended June 30, 2009 and 2008, we contributed $183,000 and $180,000, respectively, into the Plan. During the six months ended June 30, 2009 and 2008, we contributed $339,000 and $293,000, respectively, into the Plan. We anticipate that we will contribute a total of approximately $708,000 into the Plan in 2009. This amount includes approximately $103,000 to reduce the plan’s underfunded status, per current requirements under the Pension Protection Act.
Components of net periodic pension benefit cost were as follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(000’s)
Service cost	$208	$130	$416	$243
Interest cost	165	111	330	207
Expected return on plan assets	(154)	(104)	(308)	(195)
Amortization of net actuarial loss	41	26	82	49

Net periodic benefit cost	$260	$163	$520	$304

Other Postretirement Benefits
We provide postretirement medical benefits for eligible retired employees, who retire on or after the normal retirement age of 65, through separate postretirement medical plans for union and non-union employees. Future benefits increase annually based on the actual percentage of wage and salary increases earned from the plan inception date to the normal retirement date.
Our Company also offers postemployment medical benefits for employees who retire prior to their normal retirement age and who have met certain age and service requirements. The benefits allow continuity of coverage at group rates from the employee’s retirement date until the employee becomes eligible for Medicare. This postemployment plan is funded from the general assets of the Company.

Upon retirement, if a qualifying employee elects to remain on the Company’s group medical plan, the Company pays his or her full monthly premium. Upon request, the spouse of the covered former employee may also remain on the Company’s group medical plan provided that person’s full monthly premium is reimbursed to the Company.
Net periodic other postretirement and postemployment benefit cost included the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(000’s)
Service cost	$35	$34	$70	$95
Interest cost	34	25	68	68
Expected return on plan assets	(12)	(10)	(24)	(20)
Amortization of prior service cost	6	8	12	24
Amortization of net actuarial loss	1	—	2	—

Net periodic benefit cost	$64	$57	$128	$167

The net periodic pension and other postretirement benefit costs were estimated based on the latest available participant census data. During each of the three months ended June 30, 2009 and 2008, we contributed approximately $9,000 into this program. During the six months ended June 30, 2009 and 2008, we contributed approximately $18,000 and $17,000, respectively, into this program. We anticipate that we will contribute a total of approximately $37,000 into the program in 2009.
Note 3 — Stock-based Compensation Plans
The impact of stock-based compensation on the condensed consolidated statements of income and comprehensive income was approximately:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(000’s)
Stock-based compensation	$16	$12	$32	$23
Income taxes	(6)	(5)	(13)	(9)

Stock-based compensation, net of tax	$10	$7	$19	$14

Our Company has periodically granted its officers and key employees incentive and non-qualified stock options on a discretionary basis pursuant to two stock option plans, the 1995 Stock Option Plan (“1995 Plan”) and the 2000 Stock Option Plan (“2000 Plan”). No further shares are available for future grant under the 1995 Plan. As of June 30, 2009, there were 183,834 shares available for future grant under the 2000 Plan. We issued -0- and 38,000 options during the three and six months ended June 30, 2009.
On May 6, 2009, our shareholders approved an amendment to and restatement of the 2000 Plan to also allow for the issuance of restricted stock without increasing the number of shares available for awards under the Plan. As amended and restated, the plan has been renamed the 2009 Equity Incentive Plan (the “2009 Plan”).

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
On July 25, 2008, the NHPUC issued an order that the taking of the assets of Pennichuck Water is in the public interest provided certain conditions are met, and that the price to be paid to Pennichuck Water for such assets is $203 million as of December 31, 2008. The conditions include a requirement that Nashua place an additional $40 million into a mitigation fund to protect the interests of the customers of Pennichuck East and Pittsfield Aqueduct. Hence, under the terms of the NHPUC order, the City must pay out a total of $243 million determined as of December 31, 2008. Another condition is that the City submit to the NHPUC, for its advance approval, the final operating contracts between the City and its planned contractors. The remaining conditions cover various aspects of the operation and oversight of the water system under City ownership. Both the Company and the City submitted motions to the NHPUC requesting reconsideration or rehearing as to its order.
On March 13, 2009, the NHPUC issued an order denying the motions of both parties in their entirety on the basis that neither party had presented any new arguments or evidence that the NHPUC had not previously considered. Subsequently, both parties filed appeals with the New Hampshire Supreme Court (the “Supreme Court”). The Company’s appeal is principally focused on legal issues relating to the NHPUC’s “public interest” determination. The City’s appeal focuses principally on the valuation of Pennichuck Water’s assets and the need for a $40 million mitigation reserve. The Supreme Court agreed to hear the appeals and set a briefing schedule, but has not yet set a date for oral arguments. The Company’s initial brief is currently scheduled to be filed with the Supreme Court on September 14, 2009. In the course of preparing its brief, the Company may choose to limit the issues it will appeal, taking into account all of the circumstances at that time. The Company expects that the Supreme Court is not likely to render a decision before early 2010.
If the City ultimately is successful in obtaining a final determination that it can take some or all of Pennichuck Water’s assets, the City is not required under NHRSA Ch. 38 to complete the taking and could ultimately choose not to proceed with the purchase of the assets. Our Company cannot predict the ultimate outcome of these matters.

A taking of assets by eminent domain as per the NHPUC order would result in a significant taxable gain and related tax liability to the Company based on the difference between the price paid to Pennichuck Water for the assets taken and Pennichuck Water’s underlying tax basis in such assets. The tax liability would be due proximate to the sale of the assets unless the proceeds of the taking were reinvested in other water utility assets in accordance with certain provisions of the Internal Revenue Code. A taking by eminent domain could also result in our Company incurring various other costs depending on the final terms of the eminent domain taking and decisions that our Company may make regarding its remaining operations. These costs may include expenditures associated with termination and/or funding of health and retirement plans, certain debt redemption premiums, severance costs and professional fees. In addition, if the Company were to sell some or all of its remaining businesses or assets, it may be forced to accept prices below their current carrying values as a result of then-current market conditions, a limited number of potential buyers, and/or other factors. It is possible that, if the acquisition efforts of the City are successful, the financial position of our Company would be materially and adversely impacted.
We have publicly stated our willingness to consider any credible settlement proposals the City may wish to make to us as an alternative to its continued pursuit of an eminent domain taking. We have also stated publicly that such a settlement, subject to required approvals, could include the City’s acquisition of our Company’s stock which, depending on share price, could result in better economics for both parties relative to an eminent domain taking pursuant to the terms of the July 2008 NHPUC order. A negotiated stock sale could be better for our shareholders because there would be no corporate level capital gains tax and, concurrently, could enable the City to pay substantially less than the aggregate amount required by the July 2008 NHPUC order (i.e., $243 million as of December 31, 2008) while acquiring substantially more assets. Consistent with the foregoing, we remain opposed to an eminent domain taking of the assets of Pennichuck Water pursuant to the terms of the July 2008 NHPUC order.
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
The Town of Bedford, New Hampshire voted at its town meeting in March 2005 to take by eminent domain our Company’s assets within Bedford for purposes of establishing a water utility, and by letter dated April 4, 2005 inquired whether our Company, and any relevant wholly owned subsidiary of our Company, was willing to sell its assets to Bedford. Our Company responded by letter dated June 1, 2005, informing the Town that our Company did not wish to sell those assets located in Bedford that are owned by any of its subsidiaries. Our Company has not received a response to its letter, and since the date of the Town’s letter to our Company the Town has not taken any additional steps required under New Hampshire RSA Chapter 38 to pursue eminent domain. During the hearing regarding the proposed eminent domain taking of the Pennichuck Water assets by Nashua, a witness for the Town of Bedford testified that the Town’s interest in a possible taking of assets of our Company related to a situation in which Nashua might acquire less than all of our Company’s assets, leaving the system in Bedford as part of a significantly smaller utility.

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
The following table presents information about our three primary business segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(000’s)
Operating revenues:
Water utility operations	$7,678	$7,281	$14,007	$13,426
Water management services	772	657	1,464	1,250
Real estate operations	—	—	—	2
Other	2	2	4	4

Total operating revenues	$8,452	$7,940	$15,475	$14,682

Operating income (loss):
Water utility operations	$2,202	$1,992	$2,976	$2,952
Water management services	74	34	170	138
Real estate operations	(11)	(6)	(21)	(27)
Other	(26)	26	(56)	(11)

Total operating income	$2,239	$2,046	$3,069	$3,052

Net income (loss):
Water utility operations	$752	$769	$709	$969
Water management services	43	20	101	81
Real estate operations	(7)	(4)	(15)	2,269
Other	(25)	7	(100)	(37)

Total net income	$763	$792	$695	$3,282

	As of
	June 30,	December 31,
	2009	2008
	(000’s)
Total assets:
Water utility operations	$164,244	$165,280
Water management services	281	159
Real estate operations	2,350	2,394
Other	9,213	7,121

Total assets	$176,088	$174,954

Note 6 — Fair Value of Financial Instruments
We use a fair value hierarchy which prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of fair value hierarchy are as follows:
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
For assets and liabilities measured at fair value on a recurring basis, the fair value measurement by levels within the fair value hierarchy used as of June 30, 2009 are as follows:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
	(000’s)
Investments	$546	$546	$—	$—
Interest rate swap	(112)	—	(112)	—

Total	$434	$546	$(112)	$—

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

The carrying value of certain financial instruments included in the accompanying consolidated balance sheet, along with the related fair value, as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(000’s)
Assets:
Investments	$546	$546	$1,005	$1,005

Liabilities:
Long-term debt	(64,605)	(58,928)	(64,785)	(59,148)
Interest rate swap liability	(112)	(112)	(185)	(185)
The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration. The fair value for long-term debt shown above does not purport to represent the amounts at which those debt obligations would be settled. The fair market value of our interest rate swaps represents the estimated cost to terminate these agreements as of June 30, 2009 and December 31, 2008 based upon current interest rates.
The carrying values of the Company’s cash, short-term investments, line of credit and short-term notes receivable approximate their fair values because of the short maturity dates of those financial instruments.
Note 7 — Equity Investments in Unconsolidated Companies
As of June 30, 2009 and December 31, 2008, Southwood held a 50 percent ownership interest in a limited liability company (“LLC”) known as HECOP IV. The remaining ownership interest in HECOP IV is held by John P. Stabile II (“Stabile”), principal owner of H.J. Stabile & Son, Inc. This LLC, whose assets and liabilities are not included in the accompanying condensed consolidated balance sheets, owns approximately nine acres of undeveloped land in Merrimack, New Hampshire. The short-term cash needs of HECOP IV are expected to be funded by the LLC partners on an on-going basis and are not expected to be significant.

Until December 2008, Southwood also held a 50 percent ownership interest in three other LLCs known as HECOP I, HECOP II and HECOP III. All, or a majority of the remaining ownership interest in each of these joint ventures, was held primarily by Stabile. “Net (loss) earnings from investments accounted for under the equity method” for the six months ended June 30, 2008 includes a non-recurring, non-operating, after state tax gain of approximately $3.4 million ($2.3 million after federal income taxes) from the January 2008 sale of the three commercial real estate properties that were owned by these three joint ventures. The land and office buildings sold comprised substantially all of the assets of HECOP I, II, and III. Consequently, these three joint ventures were dissolved in December 2008. For the three and six months ended June 30, 2008, cash distributions received from HECOP I, II, and III were $0 and $3.8 million, respectively.
Southwood uses the equity method of accounting for its investments in the four joint ventures and accordingly, its investment is adjusted for its share of earnings or losses and for any distributions or dividends received from the joint ventures. Southwood’s share of earnings and losses are included under “Net (loss) earnings from investments accounted for under the equity method” in the accompanying condensed consolidated statements of income.

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
We are a holding company whose income is derived from the earnings of our five wholly-owned subsidiaries. We are engaged primarily in the collection, storage, treatment and distribution of potable water for domestic, industrial, commercial and fire protection service in New Hampshire through our three utility subsidiaries: Pennichuck Water, Pennichuck East and Pittsfield Aqueduct. Our water utility revenues constituted 91% of our revenues for the six months ended June 30, 2009 and 2008. Pennichuck Water, our principal subsidiary which was established in 1852, accounted for 70% and 71% of our revenues for the six months ended June 30, 2009 and 2008, respectively. Pennichuck Water’s franchise area presently includes the City of Nashua, New Hampshire and 10 surrounding municipalities.
Our water utility subsidiaries are regulated by the New Hampshire Public Utilities Commission (“NHPUC”) and must obtain NHPUC approval to increase their water rates to recover increases in operating expenses and to obtain the opportunity to earn a return on investment in plant and equipment. New Hampshire law provides that utilities are entitled to charge rates that permit them to earn a reasonable return on the cost of the property employed in serving their customers, less accrued depreciation, contributed capital and deferred income taxes (“Rate Base”). The cost of capital permanently employed by a utility in its regulated business marks the rate of return that it is lawfully entitled to earn on its Rate Base. Capital expenditures associated with complying with federal and state water quality standards have historically been recognized and approved by the NHPUC for inclusion in water rates, though there can be no assurance that the NHPUC will approve future rate increases in a timely or sufficient manner to cover our capital expenditures.
The businesses of our two other subsidiaries are non-regulated water management services and real estate management and commercialization. Service Corporation provides various non-regulated water-related monitoring, maintenance, testing and compliance reporting services for water systems for various towns, businesses and residential communities in New Hampshire and Massachusetts. Its most significant contracts are with the towns of Hudson, New Hampshire, and Salisbury, Massachusetts.
Southwood is engaged in real estate management and commercialization activities. Historically, most of Southwood’s activities were conducted through joint ventures. During the past 10 years, Southwood has participated in four joint ventures with John P. Stabile, II, a local developer. Southwood’s earnings have from time to time during that period contributed a significant percentage of our net income, including in the six months ended June 30, 2008 (i.e., the January 2008 sale of the three commercial office buildings that comprised substantially all of the assets of HECOP I, II, and III as more fully described in Note 7, “Equity Investments in Unconsolidated Companies” in Part I, Item I, in this Quarterly Report on Form 10-Q). Southwood’s contributions from the sale of real estate have increased the fluctuations in our net income during the 10-year period. While we expect that Southwood will contribute a smaller proportion of our future revenues and earnings over the next several years, we expect it to pursue the orderly commercialization of the Company’s 450 acres of undeveloped land held outside the regulated utilities.

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
City of Nashua’s Ongoing Eminent Domain Proceeding
The City of Nashua’s then-current Mayor stated his opposition to our proposed merger with Philadelphia Suburban (now Aqua America) almost immediately after we announced the proposed merger in 2002. In January 2003, Nashua residents approved a referendum authorizing the City to pursue the acquisition of our water utility assets. In March 2004, the City filed a petition with the NHPUC under the New Hampshire utility municipalization statute, NHRSA Ch. 38, seeking to take by eminent domain all of the utility assets of our Company’s three utility subsidiaries. In January 2005, the NHPUC ruled that the City could not use the eminent domain procedure to acquire any of the assets of Pennichuck East or Pittsfield Aqueduct. The eminent domain proceeding and potential consequences for us are more fully discussed in our Annual Report on Form 10—K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, as the same has been updated in this Form 10-Q for the quarter ended June 30, 2009 and may be updated from time to time by our future filings with the SEC under the Exchange Act.

A taking of assets by eminent domain as per the NHPUC order would result in a significant taxable gain and related tax liability to the Company based on the difference between the price paid to Pennichuck Water for the assets taken and Pennichuck Water’s underlying tax basis in such assets. The tax liability would be due proximate to the sale of the assets unless the proceeds of the taking were reinvested in other water utility assets in accordance with certain provisions of the Internal Revenue Code. A taking by eminent domain could also result in our Company incurring various other costs depending on the final terms of the eminent domain taking and decisions that our Company may make regarding its remaining operations. These costs may include expenditures associated with termination and/or funding of health and retirement plans, certain debt redemption premiums, severance costs and professional fees. In addition, if the Company were to sell some or all of its remaining businesses or assets, it may be forced to accept prices below their current carrying values as a result of then-current market conditions, a limited number of potential buyers, and/or other factors. It is possible that, if the acquisition efforts of the City are successful, the financial position of our Company would be materially and adversely impacted.
We have publicly stated our willingness to consider any credible settlement proposals the City may wish to make to us as an alternative to its continued pursuit of an eminent domain taking. We have also stated publicly that such a settlement, subject to required approvals, could include the City’s acquisition of our Company’s stock which, depending on the share price, could result in better economics for both parties relative to an eminent domain taking pursuant to the terms of the July 2008 NHPUC order. A negotiated stock sale could be better for our shareholders because there would be no corporate level capital gains tax and, concurrently, could enable the City to pay substantially less than the aggregate amount required by the July 2008 NHPUC order (i.e., $243 million as of December 31, 2008) while acquiring substantially more assets. Consistent with the foregoing, we remain opposed to an eminent domain taking of the assets of Pennichuck Water pursuant to the terms of the July 2008 NHPUC order.
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
Regulatory Accounting. The use of regulatory assets and liabilities as permitted by SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” (“SFAS 71”) (ASC 980 “Regulated Operations”) stipulates generally accepted accounting principles for companies whose rates are established by or are subject to approval by an independent third-party regulator such as the NHPUC. In accordance with SFAS 71, we defer costs and credits on the condensed consolidated balance sheets as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the rate-making process in a period different from when the costs and credits are incurred. These deferred amounts, both assets and liabilities, are then recognized in the condensed consolidated statements of income in the same period that they are reflected in rates charged to our water utilities’ customers. In the event that the inclusion in the rate-making process is disallowed, the associated regulatory asset or liability would be adjusted to reflect the change in our assessment or change in regulatory approval.
We did not defer the costs associated with our defense against the City’s ongoing eminent domain proceeding.

Revenue Recognition. The revenues of our water utility subsidiaries are based on authorized rates approved by the NHPUC. Estimates of water utility revenues for water delivered to customers but not yet billed are accrued at the end of each accounting period. We read our customer meters on a monthly basis and record revenues based on meter reading results. Unbilled revenues from the last meter-reading date to the end of the accounting period are estimated based on historical usage and the effective water rates. Actual results could differ from those estimates. Accrued unbilled revenues recorded in the accompanying condensed consolidated financial statements as of June 30, 2009 and December 31, 2008 were approximately $2.3 million and $2.9 million, respectively.
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
Although our pension plan currently meets the minimum funding requirements of the Employee Retirement Income Security Act of 1974, market declines significantly impacted the value of our pension plan assets in 2008, which has unfavorably impacted pension expense. We currently anticipate that we will contribute approximately $708,000 to the plan during 2009.
Results of Operations — General
In this section, we discuss our results of operations for the three and six months ended June 30, 2009 and 2008 and the factors affecting them. Our operating activities, as more fully discussed in Note 5, “Business Segment Reporting” in Part I, Item I, in this Quarterly Report on Form 10-Q, are grouped into three primary business segments as follows:
•	Water utility operations;
•	Water management services; and
•	Real estate operations.

Results of Operations — Three Months Ended June 30, 2009
Compared to Three Months Ended June 30, 2008
Overview
Our revenues, and consequently our net income, can be significantly affected by weather conditions, and in past years our net income has been significantly affected by sales of major real estate assets which have occurred from time to time. Water revenues are typically at their lowest point during the first and fourth quarters of the calendar year. Water revenues in the second and third quarters tend to be greater because of increased water consumption for non-essential usage by our customers during the late spring and summer months.
For the three months ended June 30, 2009, our net income was $763,000, compared to net income of $792,000 for the three months ended June 30, 2008. On a per share basis, the fully diluted income per share for the three months ended June 30, 2009 was $0.18 as compared to fully diluted income per share of $0.19 for the three months ended June 30, 2008. The principal factors that affected current period net income, relative to prior period net income, include the following:
•	An increase in 2009 regulated water utility operating income of $210,000;
•	A decrease in 2009 allowance for funds used during construction of $74,000;
•	An increase in 2009 eminent domain-related costs of $66,000; and
•	A decrease in 2009 interest income of $57,000.
Water Utility Operations
Our water utility operations include the activities of Pennichuck Water, Pennichuck East and Pittsfield Aqueduct, each of which is regulated by the NHPUC.
Our utility operating revenues increased to approximately $7.7 million in 2009, an increase of 5.5% over 2008, as shown in the following table.

	Three Months Ended June 30,
	2009		2008		Change
			(000’s)
Pennichuck Water	$5,992	78%	$5,702	78%	$290
Pennichuck East	1,346	18%	1,380	19%	(34)
Pittsfield Aqueduct	340	4%	199	3%	141

Total	$7,678	100%	$7,281	100%	$397

The increase in revenues is primarily the result of temporary rate increases granted to Pennichuck Water and Pittsfield Aqueduct in December 2008 offset, in large part, by declines in customer usage. For the three months ended June 30, 2009, approximately 67% of our billed water utility usage was to residential customers, and approximately 28% to commercial and industrial customers, with the balance being principally from billings to municipalities. Residential and commercial customer usage in our core system declined approximately 3% and 4%, respectively, for the three months ended June 30, 2009 compared to the same period in 2008. Although industrial usage declined substantially as a result of an energy conservation program implemented by a large customer, the decline was more than offset by an annual “take or pay” provision in the contract which was recognized in the second quarter.

We believe that the current economic recession and the wet weather we experienced in June, 2009 have been the primary causes of the current reduction in consumption among our residential customers. We also believe that usage has and may be further impacted by increased customer conservation efforts as a result of rate increases, as discussed elsewhere in this Quarterly Report on Form 10-Q, and the implementation of automated meter reading equipment that allows for monthly billing, rather than quarterly billing.
For the three months ended June 30, 2009, utility operating expenses increased by approximately $187,000, or approximately 3.5%, to approximately $5.5 million as shown in the table below.

	Three Months Ended June 30,
	2009	2008	Change
		(000’s)
Operations & maintenance	$3,671	$3,490	$181
Depreciation & amortization	1,005	995	10
Taxes other than income taxes	800	804	(4)

Total	$5,476	$5,289	$187

The operations and maintenance expenses of our water utility business include such categories as:
•	Water supply, treatment, purification and pumping;
•	Transmission and distribution system functions, including repairs and maintenance and meter reading; and
•	Engineering, customer service and general and administrative functions.
The change in our utilities’ operating expenses over the same period in 2008 was primarily the result of the following:
•	Increased general and administrative costs of $126,000 largely relating to increased pension and postretirement expense of $108,000;
•	Increased customer accounting expenses of $48,000 related to the additional costs associated with the change from quarterly to monthly billing;
•	$79,000 of increased transmission and distribution costs relating to repair or replacement of gates, mains, meters and hydrants, supplies, fuel and labor costs; and
•	Decreased production costs of $66,000.
As a result of the above changes in operating revenue and operating expenses, water utility operating income increased to $2.2 million from $2.0 million, or 10.7%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

Our utilities periodically seek rate relief, as necessary, to recover increased operating costs and to obtain recovery of and a return on capital additions as they are made over time. . In May 2008, the Company’s Pittsfield Aqueduct utility subsidiary filed for rate relief with the NHPUC to recover increased operating expenses and to obtain recovery of and a return on capital improvements principally benefitting water systems acquired in 2006. Pittsfield Aqueduct requested an overall increase in rates that, if approved in its entirety, would result in an annual increase in revenues of approximately $1.1 million effective for service rendered from June 6, 2008. In December 2008, the NHPUC issued an order approving temporary rate relief for Pittsfield Aqueduct. The order provides for an annualized temporary increase in revenues of approximately $666,000 effective for service rendered from June 6, 2008. Increased revenues for the period June 6, 2008 through December 31, 2008 were recorded in the fourth quarter of 2008 in the amount of $315,000.
On January 14, 2009, the Company filed a motion with the NHPUC to extend the procedural schedule in the Pittsfield Aqueduct rate case until March 13, 2009 in order to allow the Company to modify its request for permanent rate relief. In broad terms, the Company has proposed to transfer the assets of the systems in Barnstead, Middleton and Conway, New Hampshire (the “North Country Systems”) to its sister utility, Pennichuck East. A final hearing on the merits of the case is scheduled for the week of September 21, 2009. Temporary rates, as approved, will remain in effect for the North Country Systems until permanent rates are approved by the Commission.
In June 2008, the Company’s Pennichuck Water utility subsidiary filed for rate relief with the NHPUC to recover increased operating expenses and to obtain recovery of and a return on capital improvements principally for the ongoing major upgrade to its water treatment plant, the replacement of a 5.5 million gallon water tank, the installation of radio meter reading equipment, and the replacement of aging infrastructure. Pennichuck Water requested an overall increase in rates that, if approved in its entirety, would result in an annual increase in revenues of approximately $5.1 million based on 2007 usage volumes. Included in the $5.1 million are two proposed step increases that, if approved, would increase annual revenues by a combined total of approximately $1.9 million. In December 2008, the NHPUC issued an order approving temporary rate relief for Pennichuck Water. The order provides for an annualized temporary increase in revenues of approximately $2.4 million based on 2007 usage volumes, or 11%, effective for service rendered from July 28, 2008. Increased revenues for the period July 28, 2008 through December 31, 2008 were recorded in the fourth quarter of 2008 in the amount of $702,000. The Company and the NHPUC Staff presented a settlement agreement on the merits of the case to the Commission at a final hearing on May 19, 2009. The Company expects a final rate order for the Pennichuck Water rate case at any time.
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
Water Management Services
The operating income of our water management services segment was $74,000 and $34,000 for the three months ended June 30, 2009 and June 30, 2008, respectively. Service Corporation’s contracts with two municipalities ended on June 30, 2009 and July 31, 2009 and have not been renewed by the municipalities. The operating revenue earned from these two contacts was 9% and 12% of Service Corporation’s total revenue for the three months ended June 30, 2009 and 2008, respectively.

Real Estate Operations
As of June 30, 2009 and 2008, our Company, principally through our Southwood subsidiary, owned approximately 450 acres of non-utility undeveloped land in southern New Hampshire. We expect to pursue the commercialization of these 450 acres over the next several years as market conditions improve.
As of June 30, 2009 and 2008, Southwood held a 50% ownership interest in a real estate joint venture (known as HECOP IV) organized as a limited liability company. HECOP IV currently owns undeveloped land and generates no operating revenue. Consequently, earnings or losses from HECOP IV for the foreseeable future are expected to be insignificant. As of June 30, 2008, Southwood also held a 50% ownership interest in three other real estate joint ventures (known as HECOP I, II, and III) also organized as limited liability companies. In December 2008, HECOP I, II and III were dissolved.
Eminent Domain Expenses
Our eminent domain expenses were $70,000 for the three months ended June 30, 2009 as compared to $4,000 for the three months ended June 30, 2008. The 2009 eminent domain expenses were primarily attributable to on-going legal fees and the Company’s retention of an investment banking firm in January 2009. The Company expects to continue to incur material eminent domain expenses for the remainder of 2009.
Allowance for Funds Used During Construction (“AFUDC”)
For the three months ended June 30, 2009 and 2008, we recorded AFUDC of approximately $20,000 and $94,000, respectively. The $74,000 decrease is largely attributable to the completion of certain large projects that qualified for AFUDC during the reported periods. This trend is expected to continue principally because the multi-year upgrade to Pennichuck Water’s water treatment plant has been completed.
Interest Income
For the three months ended June 30, 2009 and 2008, we recorded interest income of approximately $(5,000) and $52,000, respectively. The decrease of $57,000 is primarily attributable to lower cash and short-term investment balances during the three-month period ended June 30, 2009.
Provision for Income Taxes
For the three months ended June 30, 2009 and 2008, we recorded an income tax provision of $502,000 and $520,000, respectively. The effective income tax rate was 39.7% and 39.6%, respectively.

Results of Operations — Six Months Ended June 30, 2009
Compared to Six Months Ended June 30, 2008
Overview
Our revenues, and consequently our net income, can be significantly affected by weather conditions, and in past years our net income has been significantly affected by sales of major real estate assets which have occurred from time to time. Water revenues are typically at their lowest point during the first and fourth quarters of the calendar year. Water revenues in the second and third quarters tend to be greater because of increased water consumption for non-essential usage by our customers during the late spring and summer months.
For the six months ended June 30, 2009, our net income was $695,000, compared to net income of $3.3 million for the six months ended June 30, 2008. On a per share basis, the fully diluted income per share for the six months ended June 30, 2009 was $0.16 as compared to fully diluted income per share of $0.77 for the six months ended June 30, 2008. The principal factors that affected current period net income, relative to prior period net income, include the following:
•
A 2008 non-operating, after-tax gain of approximately $2.3 million ($3.4 million before federal income taxes) from the sale of land and three commercial office buildings by three of our HECOP joint ventures;

•	An increase in 2009 eminent domain-related costs of $172,000;
•	A decrease in interest income of $132,000,
•	A decrease in allowance for funds used during construction of $99,000; and
•	A decrease in the 2009 provision for income taxes of $1.4 million.
Water Utility Operations
Our water utility operations include the activities of Pennichuck Water, Pennichuck East and Pittsfield Aqueduct, each of which is regulated by the NHPUC.
Our utility operating revenues increased to approximately $14.0 million in 2009, an increase of 4.3% over 2008, as shown in the following table.

	Six Months Ended June 30,
	2009		2008		Change
			(000’s)
Pennichuck Water	$10,835	77%	$10,479	78%	$356
Pennichuck East	2,469	18%	2,558	19%	(89)
Pittsfield Aqueduct	703	5%	389	3%	314

Total	$14,007	100%	$13,426	100%	$581

The increase in revenues is primarily the result of temporary rate increases granted to Pennichuck Water and Pittsfield Aqueduct in December 2008 offset, in large part, by declines in customer usage. For the six months ended June 30, 2009, approximately 67% of our billed water utility usage was to residential customers and approximately 29% to commercial and industrial customers, with the balance being principally from billings to municipalities. Residential and commercial customer usage in our core system declined approximately 3% and 4%, respectively, for the six months ended June 30, 2009 compared to the same period in 2008. Company-wide industrial usage for the six months ended June 30, 2009 declined by approximately 27%, due principally to a 30% drop in usage by one of our industrial customers which resulted from an energy conservation program implemented by that customer in the third quarter of 2008. The decline in first half 2009 revenues from that industrial customer was more than offset by an annual “take or pay” provision in the customer’s contract which was recognized in the second quarter of 2009. Year over year comparative demand by that industrial customer is expected to generally stabilize beginning in the third quarter of 2009.
We believe that the current economic recession and the wet weather we experienced in June, 2009 have been the primary causes of the current reduction in consumption among our residential, commercial and industrial customers (aside from the effects of the energy conservation program implemented by one of our industrial customers). We also believe that usage has and may be further impacted by increased customer conservation efforts as a result of rate increases, as discussed elsewhere in this Quarterly Report on Form 10-Q, and the implementation of automated meter reading equipment that allows for monthly billing, rather than quarterly billing.
For the six months ended June 30, 2009, utility operating expenses increased by approximately $557,000, or approximately 5.3%, to approximately $11.0 million as shown in the table below.

	Six Months Ended June 30,
	2009	2008	Change
	(000’s)
Operations & maintenance	$7,316	$7,017	$299
Depreciation & amortization	2,027	1,968	59
Taxes other than income taxes	1,688	1,489	199

Total	$11,031	$10,474	$557

The operations and maintenance expenses of our water utility business include such categories as:
•	Water supply, treatment, purification and pumping;
•	Transmission and distribution system functions, including repairs and maintenance and meter reading; and
•	Engineering, customer service and general and administrative functions.

The change in our utilities’ operating expenses over the same period in 2008 was primarily the result of the following:
•
Increased taxes other than income taxes of $199,000, principally related to increased real estate taxes resulting from capital additions in our core Pennichuck Water system as well as increased real estate tax rates;

•	Increased general and administrative costs of $168,000 primarily relating to increased pension and postretirement expense of $170,000;
•	Increased customer accounting expenses of $86,000, primarily associated with the additional costs of billing customers on a monthly rather than a quarterly basis;
•	Increased depreciation and amortization of $59,000 principally due to increased depreciation attributable to completed portions of the water treatment plant upgrade for Pennichuck Water;
•	$110,000 of increased transmission and distribution costs relating to repair or replacement of gates, mains, meters, services and hydrants; and
•	Decreased production costs of $55,000.
As a result of the above changes in operating revenue and operating expenses, water utility operating income remained relatively unchanged for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.
Our utilities periodically seek rate relief, as necessary, to recover increased operating costs and to obtain recovery of and a return on capital additions as they are made over time. In May 2008, the Company’s Pittsfield Aqueduct utility subsidiary filed for rate relief with the NHPUC to recover increased operating expenses and to obtain recovery of and a return on capital improvements principally benefitting water systems acquired in 2006. Pittsfield Aqueduct requested an overall increase in rates that, if approved in its entirety, would result in an annual increase in revenues of approximately $1.1 million effective for service rendered from June 6, 2008. In December 2008, the NHPUC issued an order approving temporary rate relief for Pittsfield Aqueduct. The order provides for an annualized temporary increase in revenues of approximately $666,000 effective for service rendered from June 6, 2008. Increased revenues for the period June 6, 2008 through December 31, 2008 were recorded in the fourth quarter of 2008 in the amount of $315,000.
On January 14, 2009, the Company filed a motion with the NHPUC to extend the procedural schedule in the Pittsfield Aqueduct rate case until March 13, 2009 in order to allow the Company to modify its request for permanent rate relief. In broad terms, the Company has proposed to transfer the assets of the systems in Barnstead, Middleton and Conway, New Hampshire (the “North Country Systems”) to its sister utility, Pennichuck East. A final hearing on the merits of the case is scheduled for the week of September 21, 2009. Temporary rates, as approved, will remain in effect for the North Country Systems until permanent rates are approved by the Commission.

In June 2008, the Company’s Pennichuck Water utility subsidiary filed for rate relief with the NHPUC to recover increased operating expenses and to obtain recovery of and a return on capital improvements principally for the ongoing major upgrade to its water treatment plant, the replacement of a 5.5 million gallon water tank, the installation of radio meter reading equipment, and the replacement of aging infrastructure. Pennichuck Water requested an overall increase in rates that, if approved in its entirety, would result in an annual increase in revenues of approximately $5.1 million (based on 2007 usage volumes). Included in the $5.1 million are two proposed step increases that, if approved, would increase annual revenues by a combined total of approximately $1.9 million. In December 2008, the NHPUC issued an order approving temporary rate relief for Pennichuck Water. The order provides for an annualized temporary increase in revenues of approximately $2.4 million based on 2007 usage volumes, or 11%, effective for service rendered from July 28, 2008. Increased revenues for the period July 28, 2008 through December 31, 2008 were recorded in the fourth quarter of 2008 in the amount of $702,000. The Company and the NHPUC Staff presented a settlement agreement on the merits of the case to the Commission at a final hearing on May 19, 2009. The Company expects a final rate order for the Pennichuck Water rate case at any time.
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
Water Management Services
The operating income of our water management services segment was $170,000 and $138,000 for the six months ended June 30, 2009 and June 30, 2008, respectively. Service Corporation’s contracts with two municipalities ended on June 30, 2009 and July 31, 2009, and have not been renewed by the municipalities. The operating revenue earned from these two contacts was 9% and 11% of Service Corporation’s total revenue for the six months ended June 30, 2009 and 2008, respectively.
Real Estate Operations
As of June 30, 2009 and 2008, our Company, principally through our Southwood subsidiary, owned approximately 450 acres of non-utility, undeveloped land in southern New Hampshire. We expect to pursue the commercialization of these 450 acres over the next several years as market conditions improve.
As of June 30, 2009 and 2008, Southwood held a 50% ownership interest in a real estate joint venture (known as HECOP IV) organized as a limited liability company. HECOP IV currently owns undeveloped land and generates no revenue. Consequently, earnings or losses from HECOP IV for the foreseeable future are expected to be insignificant. As of June 30, 2008, Southwood also held a 50% ownership interest in three other real estate joint ventures (known as HECOP I, II, and III) also organized as a limited liability companies.
For the six months ended June 30, 2009, Southwood’s equity share of pre-tax loss from HECOP IV was approximately $(3,000). For the six months ended June 30, 2008, Southwood’s equity share of pre-tax income from HECOP I, II, III, and IV was approximately $3.5 million. The 2008 pre-tax earnings was due principally to an approximately $3.4 million gain (before federal income taxes) from the January 2008 sale of the three commercial real estate properties owned by HECOP I, II, and III. The real estate assets sold by HECOP I, II, and III comprised substantially all of the assets of those three joint ventures. In December 2008, HECOP I, II and III were dissolved.

Eminent Domain Expenses
Our eminent domain expenses were $188,000 for the six months ended June 30, 2009 as compared to $16,000 for the six months ended June 30, 2008. The 2009 eminent domain expenses were primarily attributable to on-going legal fees and the Company’s retention of an investment banking firm in January 2009. The Company expects to continue to incur material eminent domain expenses in 2009.
Allowance for Funds Used During Construction (“AFUDC”)
For the six months ended June 30, 2009 and 2008, we recorded AFUDC of approximately $141,000 and $240,000, respectively. The $99,000 decrease is largely attributable to the completion of certain large projects qualifying for AFUDC during the reported periods. This trend is expected to continue principally because the upgrade to Pennichuck Water’s water treatment plant was completed in May of 2009.
Interest Income
For the six months ended June 30, 2009 and 2008, we recorded interest income of approximately $1,000 and $133,000, respectively. The decrease of $132,000 is primarily attributable to lower cash and short-term investment balances throughout the respective six-month periods.
Provision for Income Taxes
For the six months ended June 30, 2009 and 2008, we recorded an income tax provision of $457,000 and $1.8 million, respectively. The decrease was largely due to federal income taxes on the January 2008 gain on the sale of the real estate held by HECOP I, II, and III joint ventures. The effective income tax rate was 39.7% and 35.8%, respectively.
The State of New Hampshire income tax liability on income attributable to our Company’s four joint ventures is imposed at the LLC level, and not at the Pennichuck Corporation level (in contrast to federal income taxes). Therefore, State of New Hampshire income taxes for the joint ventures are included in “Net (loss) earnings from investments accounted for under the equity method” in the accompanying condensed consolidated statements of income and comprehensive income. The amount of such state income taxes in 2008 was approximately $217,000. This is the principal reason why the “Provision for Income Taxes” for 2008, as a percentage of “Income Before Provision for Income Taxes,” was lower in 2008 than it was for 2009.
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
For the past several years, cash flows from operations have fluctuated largely based on four factors: (i) weather, (ii) amount and timing of rate increases, (iii) gain(s) recognized on the sale of non-utility real estate properties, and (iv) significant defense costs associated with the ongoing eminent domain proceeding. During the six months ended June 30, 2009, the Company billed over $1.0 million of revenue accrued in December 2008 related to recoupment of temporary rate increases it was granted by the NHPUC.

Capital Expenditures Program
We expect our capital expenditures to moderate during the period 2009 through 2011 due to the substantial completion of our water treatment plant. The following table summarizes our expected capital expenditure requirements for the 2009 to 2011 period.

	2009	2010	2011
		(000’s)
Utility — water treatment plant upgrade	$2,160	$—	$—
Utility — other plant additions	5,675	7,686	7,361

Total	$7,835	$7,686	$7,361

We have completed the upgrade of our water treatment plant that was necessary in order for the plant to meet more stringent federally mandated safe drinking water standards. The upgrade of our water treatment plant began in the second half of 2005. Capital expenditures, including pre-design and construction costs, associated with the water treatment plant upgrade project aggregated approximately $39.5 million through June 30, 2009.
The additional $1.9 million in forecasted 2009 capital expenditure spending over the amount in our 2008 Annual Report on Form 10-K reflects primarily the addition of previously deferred projects that are now expected to be funded by a combination of 2009 American Reinvestment and Recovery Act and new State Revolving Fund (“SRF”) monies.
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
We have applied, and will continue to apply, for long-term debt funds directly from the SRF loan program. SRF loans have long-term fixed interest rates set with reference to various Municipal Bond Indices, which rates have historically been at or below the rates for comparable U.S. Treasury securities of like maturity. As of June 30, 2009, we had eight outstanding SRF loans with aggregate principal balances outstanding of approximately $6.4 million. Funds available for future advances as of June 30, 2009 totaled approximately $777,000. During the remainder of 2009, we expect to draw down all of those available funds on existing SRF loans.
Long-term Debt
The Company has $4.5 million of long-term bank debt due on December 31, 2009 and a $5 million note due March 4, 2010. The Company expects to pay off these amounts when they become due through either replacement debt or the issuance of new equity.

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
Several of Pennichuck Water’s loan agreements contain a covenant that requires Pennichuck Water to maintain a minimum net worth of $4.5 million. As of June 30, 2009, Pennichuck Water’s net worth was $41.2 million. One of Pennichuck East’s loan agreements contains a covenant that requires Pennichuck East to maintain a minimum net worth of $1.5 million. As of June 30, 2009, Pennichuck East’s net worth was $6.8 million.
As of June 30, 2009, we were in compliance with all of our financial covenants. Our ability to incur significant additional long-term debt and to continue to satisfy these tests depends, among other factors, on receipt of timely and adequate rate relief.
Quarterly Dividends
One of our primary uses of funds is dividends on our common stock, payable as and when declared by our Board of Directors. We have paid dividends on our common stock each year since 1856. On August 5, 2009, the Board of Directors declared a third quarter common stock dividend of $0.175 per share payable September 1, 2009 to shareholders of record August 17, 2009. The third quarter dividend amount results in an indicated annual rate of $0.70 per share. We expect to continue to pay comparable cash dividends in the future, subject to the terms of our debt agreements, as more fully discussed above.
Off-Balance Sheet Arrangements
In October 2005, we completed a tax-exempt debt financing with the Business Finance Authority. The Business Finance Authority acts solely as a passive conduit to the tax-exempt bond markets with our Company acting as the obligor for the associated tax-exempt debt. As of June 30, 2009, we had borrowed $38.1 million representing a portion of the $49.5 million offering conducted in October 2005. The remaining $11.4 million has been placed in an escrow account maintained by The Bank of New York Trust Company, N.A., as escrow agent, for the sole benefit of bondholders with no recourse to us and hence we have not recorded the associated debt as a long-term liability. We expect to draw these funds in October 2009 or later as we incur capital expenditures for various water facilities projects and record the associated debt as a long-term liability.
We have one interest rate financial instrument, an interest rate swap, as described in Part I, Item 3, in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information regarding market risk of our Company is presented in Note 6, “Fair Value of Financial Instruments” in Part I, Item I, in this Quarterly Report on Form 10-Q and in Note 3, “Debt” in Part II, Item 8, in our 2008 Annual Report on Form 10-K.
We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to significant market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. As described below, our Company has one interest rate financial instrument, an interest rate swap, which qualifies as a derivative under GAAP.
We are subject to commodity price risks associated with price increases for chemicals, electricity and other commodities. These risks are reduced through contracts and the ability to recover price increases through rates. Non-performance by our commodity suppliers can gave a material adverse impact on our results of operations, cash flows and financial position.
Our exposure to financial market risk results primarily from fluctuations in interest rates. We are exposed to changes in interest rates primarily from our revolving credit facility. Our revolving credit facility, which includes a total borrowing capacity of $16.0 million, permits us to borrow, repay and re-borrow, in varying amounts and from time to time at our discretion through June 30, 2011. Borrowings under this credit facility bear interest rates at prime or the London Interbank Offered Rate (“LIBOR”) plus 1.2% to 1.7% (based on the results of various financial ratios). The applicable margin as of June 30, 2009 was 1.70%, however all borrowings were at prime, with an interest rate of 3.25%. Borrowings under our revolving credit facility as of June 30, 2009 were $3.6 million. We expect to borrow additional amounts during the remainder of 2009, as needed to supplement cash generated from operations. We expect to repay all of these borrowed amounts within the next twelve months.
We also have a $4.5 million variable interest rate loan with a bank. The loan, which was originally scheduled to mature in April 2005, was extended to December 31, 2009. In April 2005, we entered into an interest rate swap agreement with the bank that also has a maturity date of December 31, 2009. The purpose of this swap agreement is to mitigate interest rate risks associated with this $4.5 million floating-rate loan. The agreement provides for the exchange of fixed interest rate payments for floating interest rate payment obligations on notional amounts of principal totaling $4.5 million. The floating-rate loan with the bank contains interest rates ranging from LIBOR plus 1.0% to LIBOR plus 1.5% based on the results of various financial ratios. The applicable margin as of June 30, 2009 was 1.50%, resulting in an interest rate of 1.57%. We designated this interest rate swap as a cash flow hedge against the variable future cash flows associated with the interest payments due on the $4.5 million of notes. The combined effect of its LIBOR-based borrowing formula and the swap produces an “all-in fixed borrowing cost” equal to 6.0%.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On March 13, 2009, the New Hampshire Public Utilities Commission (“NHPUC”) issued an order denying the rehearing motions filed by both the Company and the City of Nashua (the “City”) in September 2008 with respect to the NHPUC’s July 25, 2008 order that the taking of the assets of Pennichuck Water by eminent domain is in the public interest, subject to certain conditions. In denying the rehearing motions, the NHPUC ruled that neither party had presented any new arguments or evidence that the NHPUC had not previously considered. Both the Company and the City appealed the NHPUC’s March 13 order to the New Hampshire Supreme Court (see also Item 1A, Risks Related to Our Water Utilities, below). The Supreme Court agreed to hear the appeals and set a briefing schedule, but has not yet set a date for oral arguments. The Company’s initial brief is currently scheduled to be filed with the Supreme Court on September 14, 2009. In the course of preparing its brief, the Company may choose to limit the issues it will appeal, taking into account all of the circumstances at that time. The Company expects that the Supreme Court is not likely to render a decision before early 2010. Except as otherwise noted in this Item 1 above, there were no other material changes in existing legal proceedings or any new material legal proceedings during the three months ended June 30, 2009.

ITEM 1A.	RISK FACTORS
Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our 2008 Annual Report on Form 10-K. The Risk Factors presented below should be read in conjunction with the risk factors and information disclosed in our 2008 Annual Report on Form 10-K. See also discussion under “City of Nashua’s Ongoing Eminent Domain Proceeding” included in Part I, Item 2, in this Quarterly Report on Form 10-Q.
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

A taking of assets by eminent domain as per the NHPUC order would result in a significant taxable gain and related tax liability to the Company based on the difference between the price paid to Pennichuck Water for the assets taken and Pennichuck Water’s underlying tax basis in such assets. The tax liability would be due proximate to the sale of the assets unless the proceeds of the taking were reinvested in other water utility assets in accordance with certain provisions of the Internal Revenue Code. A taking by eminent domain could also result in our Company incurring various other costs depending on the final terms of the eminent domain taking and decisions that our Company may make regarding its remaining operations. These costs may include expenditures associated with termination and/or funding of health and retirement plans, certain debt redemption premiums, severance costs and professional fees. In addition, if the Company were to sell some or all of its remaining businesses or assets, it may be forced to accept prices below their current carrying values as a result of then-current market conditions, a limited number of potential buyers, and/or other factors. It is possible that, if the acquisition efforts of the City are successful, the financial position of our Company would be materially and adversely impacted.
Under New Hampshire law, all parties to the proceeding and persons directly affected by the order had 30 days to seek reconsideration or a rehearing before the NHPUC. Our Company and the City were the only parties to submit such motions or objections thereto.
On March 13, 2009, the NHPUC issued an order denying the motions of both parties in their entirety on the basis that neither party had presented any new arguments or evidence that the NHPUC had not previously considered. Subsequently, both parties filed appeals with the New Hampshire Supreme Court (the “Supreme Court”). The Company’s appeal is principally focused on legal issues relating to the NHPUC’s “public interest” determination. The City’s appeal focuses principally on the valuation of Pennichuck Water’s assets and the need for a $40 million mitigation reserve. The Supreme Court agreed to hear the appeals and set a briefing schedule, but has not yet set a date for oral arguments. The Company’s initial brief is currently due to be filed with the Supreme Court on September 14, 2009. In the course of preparing its brief, the Company may choose to limit the issues it will appeal, taking into account all of the circumstances at that time. The Company expects that the Supreme Court is not likely to render a decision before early 2010.
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

According to the City’s filings with the NHPUC, if the City acquires all or any portion of the Pennichuck Water system by eminent domain, the City intends to enter into an Operation, Maintenance and Management Agreement with Veolia Water North America — Northeast LLC to operate the water system. According to the City’s filings, Veolia is a wholly owned subsidiary of Veolia Environment (a French company, formerly known as Vivendi Environment).
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
Given the highly uncertain outcome of the eminent domain proceeding and any confidential settlement discussions that may be ongoing from time to time between the parties, we may find that we are unable to, or elect not to, issue equity securities because we are precluded from disclosing, or believe we could adversely affect any settlement discussions if we were to disclose, the details of on-going settlement discussions to current and potential investors in connection with an equity offering. If we are unable to, or elect not to, issue equity securities as necessary to maintain an appropriate debt/equity balance, we would be unable to pay down our revolving credit facility on a timely basis and our liquidity available to meet other obligations would be reduced.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER INFORMATION
On August 6, 2009, we issued a press release announcing our financial results for the three and six months ended June 30, 2009. A copy of the press release is attached as Exhibit 99.1 to this Quarterly Report on Form 10-Q. The information contained in Exhibit 99.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing with the Securities and Exchange Commission under the Exchange Act of 1934 or the Securities Act of 1933, except as expressly set forth by specific reference in such a filing.

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

Exhibit
Number	Exhibit Description

4.9
Letter agreement, effective as of March 18, 2009, by and between Pennichuck Corporation and GAMCO Investors, Inc. and its affiliated entities (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 19, 2009 and incorporated herein by reference)

31.1	Certification

31.2	Certification

32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release — “Pennichuck Corporation Announces Second Quarter 2009 Earnings” dated August 6, 2009

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Pennichuck Corporation

(Registrant)

Date: August 6, 2009	By:	/s/ Duane C. Montopoli Duane C. Montopoli
President and Chief Executive Officer

Date: August 6, 2009	By:	/s/ Thomas C. Leonard Thomas C. Leonard
Senior Vice President, Treasurer and Chief Financial Officer

Exhibit
Number	Exhibit Description

31.1	Certification

31.2	Certification

32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release — “Pennichuck Corporation Announces Second Quarter 2009 Earnings” dated August 6, 2009