Form 10-Q
period 2009-09-30
PENNICHUCK CORP
filed 2009-11-05
CIK 788885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009
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
Common Stock, $1 Par Value, 4,261,118 shares outstanding as of November 2, 2009

PENNICHUCK CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
September 30, 2009

PART I. FINANCIAL INFORMATION (Unaudited)

ITEM 1.	FINANCIAL STATEMENTS
PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(000’s, except share data)

	As of
	September 30,	December 31,
	2009	2008
ASSETS
Property, Plant and Equipment, net	$153,679	$151,319

Current Assets:
Cash and cash equivalents	211	91
Investments	506	1,005
Accounts receivable, net of allowance of $28 and $37 in 2009 and 2008, respectively	2,659	2,142
Unbilled revenue	2,828	2,941
Materials and supplies	820	889
Refundable income taxes	1,704	667
Prepaid expenses	609	1,134

Total Current Assets	9,337	8,869

Other Assets:
Deferred land costs	2,468	2,457
Deferred charges and other assets	12,239	12,195
Investment in real estate partnerships	112	114

Total Other Assets	14,819	14,766

TOTAL ASSETS	$177,835	$174,954

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) — CONTINUED
(000’s, except share data)

	As of
	September 30,	December 31,
	2009	2008
SHAREHOLDERS’ EQUITY AND LIABILITIES
Shareholders’ Equity:
Common stock — $1 par value Authorized — 11,500,000 shares in 2009 and 2008 Issued — 4,261,661 and 4,253,398 shares, respectively Outstanding — 4,260,459 and 4,252,196 shares, respectively	$4,262	$4,253
Additional paid in capital	33,274	33,092
Retained earnings	10,518	10,684
Accumulated other comprehensive loss	(39)	(111)
Treasury stock, at cost; 1,202 shares in 2009 and 2008	(138)	(138)

Total Shareholders’ Equity	47,877	47,780

Preferred Stock, No Par Value, 100,000 Shares Authorized, No Shares Issued In 2009 and 2008	—	—

Long-term Debt, Less Current Portion	54,235	59,586

Current Liabilities:
Line of credit	3,598	1,465
Current portion of long-term debt	10,344	5,199
Accounts payable	1,141	1,326
Accrued interest payable	271	804
Accrued liability — retainage	421	1,049
Customer deposits and other current liabilities	709	919

Total Current Liabilities	16,484	10,762

Deferred Credits and Other Reserves:
Deferred income taxes	17,650	15,135
Other deferred credits and other reserves	9,976	9,761

Total Deferred Credits and Other Reserves	27,626	24,896

Contributions in Aid of Construction	31,613	31,930

TOTAL SHAREHOLDERS’ EQUITY AND LIABILITIES	$177,835	$174,954

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (UNAUDITED)
(000’s, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Operating Revenues:
Water utility operations	$8,856	$7,759	$22,863	$21,185
Water management services	614	675	2,078	1,925
Real estate operations	—	3	—	5
Other	3	3	7	7

Total Operating Revenues	9,473	8,440	24,948	23,122

Operating Expenses:
Water utility operations	5,390	5,414	16,421	15,888
Water management services	538	535	1,832	1,647
Real estate operations	9	15	30	44
Other	20	21	80	36

Total Operating Expenses	5,957	5,985	18,363	17,615

Operating Income	3,516	2,455	6,585	5,507
Eminent Domain Expenses	(204)	(125)	(392)	(141)
Net (Loss) Earnings from Investments Accounted for Under the Equity Method	(2)	(24)	(5)	3,429
Other (Expense) Income, Net	(1)	(4)	(34)	49
Allowance for Funds Used During Construction	9	99	150	339
Interest Income	—	49	1	182
Interest Expense	(927)	(934)	(2,762)	(2,735)

Income Before Provision for Income Taxes	2,391	1,516	3,543	6,630
Provision for Income Taxes	1,017	603	1,474	2,435

Net Income	1,374	913	2,069	4,195
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gain (loss) on derivatives	28	10	72	(1)

Comprehensive Income	$1,402	$923	$2,141	$4,194

Earnings per Common Share:
Basic	$0.32	$0.21	$0.49	$0.99
Diluted	$0.32	$0.21	$0.48	$0.98
Weighted Average Common Shares Outstanding:
Basic	4,258,770	4,243,987	4, 255,089	4,236,880
Diluted	4,291,142	4,266,333	4,272,132	4,268,176

Dividends Paid per Common Share	$0.175	$0.165	$0.525	$0.495
See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(000’s)

	For the Nine Months Ended
	September 30,
	2009	2008
Operating Activities:
Net income	$2,069	$4,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,190	3,118
Amortization of deferred investment tax credits	(25)	(25)
Provision for deferred income taxes	2,467	1,353
Equity component of allowance for funds used during construction	(65)	(142)
Undistributed loss in real estate partnerships	5	4
Stock-based compensation expense	48	56
Changes in assets and liabilities	(1,705)	(2,185)

Net cash provided by operating activities	5,984	6,374

Investing Activities:
Purchases of property, plant and equipment, including debt component of allowance for funds used during construction	(5,843)	(11,182)
Sales of investment securities	1,175	8,200
Purchases of investment securities	(676)	(6,193)
Distributions in excess of earnings in investment in real estate partnerships	—	365
Increase in investment in real estate partnership and deferred land costs	(14)	(10)

Net cash used in investing activities	(5,358)	(8,820)

Financing Activities:
Change in line of credit, net	2,133	1,000
Payments on long-term debt	(742)	(15,666)
Contributions in aid of construction	39	106
Proceeds from long-term borrowings	526	20,711
Debt issuance costs	(370)	(780)
Proceeds from issuance of common stock and dividend reinvestment plan	143	239
Dividends paid	(2,235)	(2,097)

Net cash (used in) provided by financing activities	(506)	3,513

Increase in cash and cash equivalents	120	1,067
Cash and cash equivalents, beginning of period	91	963

Cash and cash equivalents, end of period	$211	$2,030

Supplemental Disclosures on Cash Flow and Non-Cash Items:
Cash Paid During the Period for:
Interest	$3,136	$2,770

Income taxes, net of refunds	$129	$1,642

Non-cash Items:
Contributions in aid of construction	$164	$380

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
Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The condensed consolidated balance sheet amounts shown under the December 31, 2008 column have been derived from the audited financial statements of our Company as contained in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).
Description of Business:
We are an investor-owned holding company headquartered in Merrimack, New Hampshire. We have five wholly-owned operating subsidiaries: Pennichuck Water, Pennichuck East, and Pittsfield Aqueduct (collectively referred to as our “Company’s utility subsidiaries”), which are involved in regulated water supply and distribution to customers in New Hampshire; Service Corporation which conducts non-regulated water-related services; and Southwood which conducts real estate operations.
Our Company’s utility subsidiaries are engaged principally in the collection, storage, treatment and distribution of potable water to approximately 33,500 customers throughout the State of New Hampshire. The utility subsidiaries, which are regulated by the New Hampshire Public Utilities Commission (“NHPUC”), are subject to the provisions of Accounting Standards Codification Topic 980 “Regulated Operations”(formerly Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation”). Service Corporation is involved in providing non-regulated water-related services to approximately 19,300 customers, while Southwood owns and commercializes real estate holdings.

Summary of Significant Accounting Policies:
(a) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X of the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring and non-recurring adjustments) considered necessary for a fair presentation have been included.
The Company has performed an evaluation of subsequent events through November 5, 2009, which is the date the financial statements were issued and filed with the SEC. There were no reportable events.
The accompanying condensed consolidated financial statements include the accounts of our Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
Certain balance sheet amounts as of December 31, 2008 have been reclassified to conform to the September 30, 2009 balance sheet presentation. These reclassifications had no effect on total current assets or total current liabilities and relate to the reclassification of refundable income taxes, miscellaneous accrued accounts payable and accrued liability-retainage.
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
(c) New Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) announced that effective for interim and annual periods ending after September 15, 2009, the FASB Accounting Standards Codification (“ASC”) will be the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related literature. At that time, only one level of authoritative Generally Accepted Accounting Principles (“GAAP”) will exist, excluding the guidance issued by the SEC. ASC does not change GAAP; instead, ASC introduces a new structure, arranged within topics, subtopics, sections and subsections.
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

In December 2008, the FASB issued FSP SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (ASC Topic 715 “Compensation — Retirement Benefits”). This FSP amends SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. We will incorporate the requirements of this FSP in our financial statements for the year ending December 31, 2009. We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.
In August 2009, the FASB issued Accounting Standards Update No. 2009-5, “Fair Value Measurements and Disclosures”. This update provides clarification for the fair value measurement of liabilities in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. These changes are effective for interim periods beginning after August 28, 2009. We do not expect the adoption of this standard will have a material effect on our consolidated financial statements.
(d) Property, Plant and Equipment
The components of property, plant and equipment as of September 30, 2009 and December 31, 2008 were as follows:

	As of
	September 30,	December 31,
	2009	2008
	(000’s)
Utility Property:
Land	$1,829	$1,712
Source of supply	47,852	46,868
Pumping & purification	26,831	22,805
Transmission & distribution, including services, meters and hydrants	102,906	98,889
General and other equipment	8,924	8,787
Intangible plant	720	720
Construction work in progress	1,852	7,478

Total utility property	190,914	187,259
Total non-utility property	101	101

Total property, plant & equipment	191,015	187,360
Less accumulated depreciation	(37,336)	(36,041)

Property, plant and equipment, net	$153,679	$151,319

(e) Cash and Cash Equivalents
Cash and cash equivalents consists of cash in banks.
(f) Investments
Investments represent funds held in money market securities. These funds have no restriction and may be used for general corporate purposes.
(g) Concentration of Credit Risks
Financial instruments that subject our Company to credit risk consist primarily of cash and accounts receivable. Our cash balances are invested in a money market fund consisting of government-backed securities and a financial institution insured by the FDIC. Occasionally, our cash balance with this financial institution may exceed FDIC limits. Our accounts receivable balances primarily represent amounts due from the residential, commercial and industrial customers of our water utility operations as well as receivables from our water management services customers.
(h) Deferred Charges and Other Assets
Deferred charges include certain regulatory assets and costs of obtaining debt financing. Regulatory assets are amortized over the periods they are recovered through NHPUC-authorized water rates. Deferred financing costs are amortized over the term of the related bonds and notes. Our Company’s utility subsidiaries have recorded certain regulatory assets in cases where the NHPUC has permitted, or is expected to permit, recovery of these costs over future periods. Currently, the regulatory assets are being amortized over periods ranging from 4 to 25 years. Deferred charges and other assets as of September 30, 2009 and December 31, 2008 consist of the following:

	As of
	September 30,	December 31,	Recovery
	2009	2008	Period
	(000’s)
Regulatory assets:
Source development charges	$740	$771	5 – 25
Miscellaneous studies	955	979	4 – 25
Sarbanes-Oxley costs	488	635	5
Prepaid pension	4,724	4,724	
Other postretirement benefits	447	447	

Total regulatory assets	7,354	7,556
Franchise fees and other	46	45
Supplemental retirement plan asset	578	525
Deferred financing costs	4,261	4,069

Total deferred charges and other assets	$12,239	$12,195

	We expect to recover the deferred pension and other postretirement amounts consistent with the anticipated expense recognition of the pension and other postretirement costs.

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
(j) Allowance for Funds Used During Construction
Allowance for funds used during construction (“AFUDC”) represents the estimated debt and equity costs of capital necessary to finance the construction of new regulated facilities. AFUDC consists of an interest component and an equity component. AFUDC is capitalized as a component of property, plant and equipment and has been reported separately in the condensed consolidated statements of income and comprehensive income. The AFUDC rate was 8% in 2009 and 2008. The total amounts of AFUDC recorded for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(000’s)
Debt (interest) component	$7	$59	$85	$197
Equity component	2	40	65	142

Total AFUDC	$9	$99	$150	$339

(k) Earnings Per Share
Basic net income per share is computed using the weighted average number of common shares outstanding for a period. Diluted net income per share is computed using the weighted average number of common and dilutive potential common shares outstanding for the period. For the three and nine months ended September 30, 2009 and 2008, dilutive potential common shares consisted of outstanding stock options.

The dilutive effect of outstanding stock options is computed using the treasury stock method. Calculations of the basic and diluted net income per common share and potential common share for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(000’s, except per share and share data)
Basic net income per share	$0.32	$0.21	$0.49	$0.99
Dilutive effect of unexercised stock options	—	—	(0.01)	(0.01)

Dilutive net income per share	$0.32	$0.21	$0.48	$0.98

Numerator:
Net income	$1,374	$913	$2,069	$4,195

Denominator:
Basic weighted average common shares outstanding	4,258,770	4,243,987	4,255,089	4,236,880
Dilutive effect of unexercised stock options	32,372	22,346	17,043	31,296

Diluted weighted average common shares outstanding	4,291,142	4,266,333	4,272,132	4,268,176

Options to purchase -0- and 55,668 shares of common stock were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2009, respectively, because their effect would have been antidilutive. Options to purchase 16,200 shares of common stock were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2008 because their effect would have been antidilutive.
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
Note 2 — Postretirement Benefit Plans
Pension Plan
We have a non-contributory defined benefit pension plan (the “Plan”) that covers substantially all employees. The benefits are formula-based, giving consideration to both past and future service as well as participant compensation levels. Our funding policy is to contribute annual amounts that meet the requirements for funding under Section 404 of the Internal Revenue Code. During the three months ended September 30, 2009 and 2008, we contributed $245,000 and $387,000, respectively, into the Plan. During the nine months ended September 30, 2009 and 2008, we contributed $584,000 and $680,000, respectively, into the Plan. We anticipate that we will contribute a total of approximately $675,000 into the Plan in 2009.

The components of net periodic pension benefit cost were as follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(000’s)
Service cost	$208	$129	$624	$372
Interest cost	165	110	495	317
Expected return on plan assets	(155)	(105)	(463)	(300)
Amortization of prior service cost	—	1	—	1
Amortization of transition asset	1	—	1	—
Recognized net actuarial loss	41	27	123	76

Net periodic benefit cost	$260	$162	$780	$466

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
Net periodic other postretirement and postemployment benefit cost included the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(000’s)
Service cost	$36	$33	$106	$128
Interest cost	34	26	102	94
Expected return on plan assets	(12)	(10)	(36)	(30)
Amortization of prior service cost	6	7	18	31
Recognized net actuarial loss	—	—	2	—

Net periodic benefit cost	$64	$56	$192	$223

The net periodic pension and other postretirement benefit costs were estimated based on the latest available participant census data. During each of the three months ended September 30, 2009 and 2008, we contributed approximately $11,000 and $10,000, respectively into this program. During the nine months ended September 30, 2009 and 2008, we contributed approximately $29,000 and $27,000, respectively, into this program. We anticipate that we will contribute a total of approximately $39,000 into the program in 2009.

Note 3 — Stock-based Compensation Plans
Share-based payments to employees, including grants of stock options, are recognized as compensation expense in the consolidated financial statements based on their fair value on the grant date.
The impact of stock-based compensation on the condensed consolidated statements of income and comprehensive income was approximately:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(000’s)
Stock-based compensation	$16	$33	$48	$56
Income taxes	(6)	(13)	(19)	(22)

Stock-based compensation, net of tax	$10	$20	$29	$34

Our Company has periodically granted its officers and key employees incentive and non-qualified stock options on a discretionary basis pursuant to two stock option plans, the 1995 Stock Option Plan (“1995 Plan”) and the 2000 Stock Option Plan (“2000 Plan”).
On May 6, 2009, our shareholders approved an amendment to and restatement of the 2000 Plan to also allow for the issuance of restricted stock without increasing the number of shares available for awards under the Plan. As amended and restated, the plan has been renamed the 2009 Equity Incentive Plan (the “2009 Plan”). No further shares are available for future grant under the 1995 Plan. As of September 30, 2009, there were 183,834 shares available for future grant under the 2009 Plan. We issued -0- and 38,000 options during the three and nine months ended September 30, 2009.
Note 4 — Commitments and Contingencies
City of Nashua’s Ongoing Eminent Domain Proceedings
On March 25, 2004, the City of Nashua, New Hampshire (the “City”) filed a petition with the NHPUC under the New Hampshire utility municipalization statute, NHRSA Ch. 38, seeking to take by eminent domain all of the utility assets of our Company’s three utility subsidiaries. Under NHRSA Ch. 38, if the NHPUC makes a finding that it is in the public interest to do so, a municipality may take the assets of a utility providing service in that municipality. The NHPUC, which is comprised of three Commissioners, is also charged with determining the amount of compensation for the assets that it finds are in the public interest for the municipality to take.

Principal NHPUC rulings
In January 2005, the NHPUC ruled that the City could not use the eminent domain procedure to acquire any of the assets of Pennichuck East or Pittsfield Aqueduct, and that, with regard to the assets of Pennichuck Water, the question of which assets, if any, could be taken by the City was dependent on a determination to be made after a hearing as to what was in the public interest.
On July 25, 2008, the NHPUC issued an order that the taking of the assets of Pennichuck Water is in the public interest provided certain conditions are met, and that the amount of compensation to be paid to Pennichuck Water for such assets is $203 million determined as of December 31, 2008. The conditions included a requirement that the City pay an additional $40 million into a mitigation fund to protect the interests of the customers of Pennichuck East and Pittsfield Aqueduct from the costs associated with operational inefficiencies and the loss of use of shared assets resulting from the taking of the Pennichuck Water assets by the City. Consequently, under the terms of the NHPUC order, the City would be required to pay a total of $243 million determined as of December 31, 2008. Another condition was that the City submit to the NHPUC, for its advance approval, the final operating contracts between the City and its planned contractors. The remaining conditions covered various aspects of the operation and oversight of the water system under City ownership.
The $203 million compensation amount was set by two-thirds majority vote of the NHPUC Commissioners, with one Commissioner dissenting. The dissenting Commissioner argued for a $151 million compensation amount. The separate $40 million mitigation reserve amount was set by unanimous vote of the Commissioners.
It is our understanding that in the event of an eminent domain taking pursuant to the July 25, 2008 NHPUC order, the actual amount of compensation the City would have to pay would include compensating Pennichuck Water for capital additions from and after the end of 2008 through the ultimate asset acquisition closing date.
The NHPUC July 2008 decision and the opinion of the dissenting Commissioner are available on the NHPUC web site (Docket No. 04-048).
Pending Supreme Court appeal
The Company and the City submitted motions to the NHPUC requesting reconsideration or rehearing as to its July 25, 2008 order. On March 13, 2009, the NHPUC issued an order denying the motions of both parties in their entirety on the basis that neither party had presented any new arguments or evidence that the NHPUC had not previously considered. Subsequently, both the Company and the City filed appeals with the Supreme Court.
The City filed its appeal brief with the Supreme Court on August 14, 2009. The Company filed its appeal brief, and its initial reply to the City’s brief, on September 29, 2009. Additional reply briefs were filed by the City on October 29, 2009 and are expected to be filed by the Company by November 18, 2009. Oral arguments before the Supreme Court are expected to take place in either December 2009 or January 2010.
The Company’s Supreme Court appeal is principally focused on legal issues relating to the NHPUC’s “public interest” determination. The Company has also appealed the adequacy of the $40 million mitigation reserve required by the NHPUC to protect the interests of the customers of Pennichuck East and Pittsfield Aqueduct.

The City’s Supreme Court appeal focuses principally on the compensation amount for Pennichuck Water’s assets, arguing that the $151 million proposed by the dissenting NHPUC Commissioner is the appropriate amount of compensation for the assets of Pennichuck Water as of December 31, 2008. The City has also appealed certain legal issues relating to the decision by the NHPUC on January 21, 2005 denying the City the right to take the assets of Pennichuck East and Pittsfield Aqueduct by eminent domain, and the size of the mitigation reserve which the City argues should be substantially reduced.
The Company expects that the Supreme Court will likely not render its decision before early 2010. The outcome of the Supreme Court appeals cannot be predicted. If the Company prevails in its public interest appeal, the NHPUC’s July 25, 2008 order could be reversed by the Supreme Court and the case could be dismissed or the case could be remanded to the NHPUC for further consideration. If the Company does not prevail in its public interest appeal and the City prevails in its appeals on valuation and/or the taking of Pennichuck East and Pittsfield Aqueduct, or if either party is successful in its appeal of the $40 million mitigation reserve, the Supreme Court would likely remand the case to the NHPUC for further determination.
A taking of assets by eminent domain pursuant to the NHPUC order would result in a significant taxable gain and related tax liability to the Company based on the difference between the price paid to Pennichuck Water for the assets taken and Pennichuck Water’s underlying tax basis in such assets. The tax liability would be due proximate to the sale of the assets unless the proceeds of the taking were reinvested in other water utility assets in accordance with certain provisions of the Internal Revenue Code. A taking by eminent domain could also result in our Company incurring various other costs depending on the final terms of the eminent domain taking and decisions that our Company may make regarding its remaining operations. These costs may include expenditures associated with termination and/or funding of health and retirement plans, certain debt redemption premiums, severance costs and professional fees. In addition, if the Company were to sell some or all of its remaining businesses or assets, it may be forced to accept prices below their current carrying values as a result of then-current market conditions, a limited number of potential buyers, and/or other factors. If the acquisition efforts of the City are successful, the financial position of our Company could be materially and adversely impacted.
Other Eminent Domain Proceedings
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

The Town of Bedford, New Hampshire voted at its town meeting in March 2005 to take by eminent domain our Company’s assets within Bedford for purposes of establishing a water utility, and by letter dated April 4, 2005 inquired whether our Company, and any relevant wholly owned subsidiary of our Company, was willing to sell its assets to Bedford. Our Company responded by letter dated September 1, 2005, informing the Town that our Company did not wish to sell those assets located in Bedford that are owned by any of its subsidiaries. Our Company has not received a response to its letter, and since the date of the Town’s letter to our Company the Town has not taken any additional steps required under New Hampshire RSA Chapter 38 to pursue eminent domain. During the hearing regarding the proposed eminent domain taking of the Pennichuck Water assets by Nashua, a witness for the Town of Bedford testified that the Town’s interest in a possible taking of assets of our Company related to a situation in which Nashua might acquire less than all of our Company’s assets, leaving the system in Bedford as part of a significantly smaller utility.
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

The following table presents information about our three primary business segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(000’s)
Operating revenues:
Water utility operations	$8,856	$7,759	$22,863	$21,185
Water management services	614	675	2,078	1,925
Real estate operations	—	3	—	5
Other	3	3	7	7

Total operating revenues	$9,473	$8,440	$24,948	$23,122

Operating income (loss):
Water utility operations	$3,466	$2,345	$6,442	$5,297
Water management services	76	140	246	278
Real estate operations	(9)	(12)	(30)	(39)
Other	(17)	(18)	(73)	(29)

Total operating income	$3,516	$2,455	$6,585	$5,507

Net income (loss):
Water utility operations	$1,455	$946	$2,164	$1,914
Water management services	42	84	143	166
Real estate operations	(6)	(23)	(21)	2,246
Other	(117)	(94)	(217)	(131)

Total net income	$1,374	$913	$2,069	$4,195

	As of
	September 30,	December 31,
	2009	2008
	(000’s)
Total assets:
Water utility operations	$165,428	$165,280
Water management services	303	159
Real estate operations	2,344	2,394
Other	9,760	7,121

Total assets	$177,835	$174,954

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
For assets and liabilities measured at fair value on a recurring basis, the fair value measurement by levels within the fair value hierarchy used as of September 30, 2009 are as follows:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
	(000’s)
Investments	$506	$506	$—	$—
Interest rate swap	(64)	—	(64)	—

Total	$442	$506	$(64)	$—

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

The carrying value of certain financial instruments included in the accompanying consolidated balance sheet, along with the related fair value, as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(000’s)
Assets:
Investments	$506	$506	$1,005	$1,005

Liabilities:
Long-term debt	(64,579)	(57,608)	(64,785)	(59,148)
Interest rate swap liability	(64)	(64)	(185)	(185)

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration. The fair value for long-term debt shown above does not purport to represent the amounts at which those debt obligations would be settled. The fair market value of our interest rate swaps represents the estimated cost to terminate these agreements as of September 30, 2009 and December 31, 2008 based upon current interest rates.
The carrying values of the Company’s cash, short-term investments, line of credit and short-term notes receivable approximate their fair values because of the short maturity dates of those financial instruments.
Note 7 — Equity Investments in Unconsolidated Companies
As of September 30, 2009 and December 31, 2008, Southwood held a 50 percent ownership interest in a limited liability company (“LLC”) known as HECOP IV. The remaining ownership interest in HECOP IV is held by John P. Stabile II (“Stabile”), principal owner of H.J. Stabile & Son, Inc. This LLC, whose assets and liabilities are not included in the accompanying condensed consolidated balance sheets, owns approximately nine acres of undeveloped land in Merrimack, New Hampshire. The short-term cash needs of HECOP IV are expected to be funded by the LLC partners on an on-going basis and are not expected to be significant.
Until December 2008, Southwood also held a 50 percent ownership interest in three other LLCs known as HECOP I, HECOP II and HECOP III. All or a majority of the remaining ownership interest in each of these joint ventures was held primarily by Stabile. “Net (loss) earnings from investments accounted for under the equity method” for the nine months ended September 30, 2008 include a non-recurring, non-operating, after state tax gain of approximately $3.4 million ($2.3 million after federal income taxes) from the January 2008 sale of the three commercial real estate properties that were owned by these three joint ventures. The land and office buildings sold comprised substantially all of the assets of HECOP I, II, and III. Consequently, these three joint ventures were dissolved in December 2008. For the three and nine months ended September 30, 2008, cash distributions received from HECOP I, II, and III were $-0- and $3.8 million, respectively.
Southwood uses the equity method of accounting for its investments in the joint ventures and accordingly, its investment is adjusted for its share of earnings or losses and for any distributions or dividends received from the joint ventures. Southwood’s share of earnings and losses are included under “Net (loss) earnings from investments accounted for under the equity method” in the accompanying condensed consolidated statements of income.

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
Pennichuck Corporation is a non-operating holding company whose income is derived from the earnings of our five wholly-owned subsidiaries. We are engaged primarily in the collection, storage, treatment and distribution of potable water for domestic, industrial, commercial and fire protection service in New Hampshire through our three utility subsidiaries: Pennichuck Water, Pennichuck East and Pittsfield Aqueduct. Our water utility revenues constituted 92% of our consolidated revenues for the nine months ended September 30, 2009 and 2008. Pennichuck Water, our principal subsidiary which was established in 1852, accounted for 72% of our revenues for the nine months ended September 30, 2009 and 2008. Pennichuck Water’s franchise area presently includes the City of Nashua, New Hampshire and 10 surrounding municipalities.
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
The businesses of our other two subsidiaries are non-regulated water management services and real estate management and commercialization. Service Corporation provides various non-regulated water-related monitoring, maintenance, testing and compliance reporting services for water systems for various towns, businesses and residential communities in New Hampshire and Massachusetts. Its most significant contracts are with the towns of Hudson, New Hampshire and Salisbury, Massachusetts.
Southwood is engaged in real estate management and commercialization activities. Historically, most of Southwood’s activities have been conducted through joint ventures. Over the past 10 years, Southwood has participated in four joint ventures with John P. Stabile II, a local developer. Southwood’s earnings have from time to time during that period contributed a significant percentage of our net income, including in the nine months ended September 30, 2008 (i.e., the January 2008 sale of the three commercial office buildings that comprised substantially all of the assets of HECOP I, II, and III as more fully described in Note 7, “Equity Investments in Unconsolidated Companies” in Part I, Item I, in this Quarterly Report on Form 10-Q). Southwood’s contributions from the sale of real estate have increased the fluctuations in our net income during the 10-year period. While we expect that Southwood will contribute a smaller proportion of our revenues and earnings over the next several years, we expect it to pursue the orderly commercialization of the Company’s 450 acres of undeveloped land held outside the regulated utilities.

The pending eminent domain matter with the City of Nashua, New Hampshire (the “City”) that is described in more detail below and elsewhere in this report has had a material adverse effect on our results of operations in recent years and may have a material adverse effect on our financial condition, depending on the outcome of appeals pending before the New Hampshire Supreme Court and the ultimate outcome of settlement negotiations that have occurred, and are expected to continue to occur, from time to time with the City.
As you read the Management’s Discussion and Analysis, refer to our Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements in Item 1 in this Quarterly Report on Form10-Q.
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
City of Nashua’s Ongoing Eminent Domain Proceeding
On March 25, 2004, the City filed a petition with the NHPUC under the New Hampshire utility municipalization statute, NHRSA Ch. 38, seeking to take by eminent domain all of the utility assets of our Company’s three utility subsidiaries. Under NHRSA Ch. 38, if the NHPUC makes a finding that it is in the public interest to do so, a municipality may take the assets of a utility providing service in that municipality. The NHPUC, which is comprised of three Commissioners, is also charged with determining the amount of compensation for the assets that it finds are in the public interest for the municipality to take.

There can be no assurance that the City would choose to complete an eminent domain taking of all or any portion of our utility assets. The Company expects that the City would finance the amount of compensation that the City would have to pay us for our utility assets, which we sometimes refer to as the purchase price, as well as its other related costs, through the sale of debt securities. The issuance of that debt would require the approval of two-thirds of the City’s Board of Aldermen. Accordingly, a decision by the City ultimately to proceed with an eminent domain taking in effect requires the approval of two-thirds of the City’s Board of Aldermen after there is a final determination permitting the City to acquire our utility assets by eminent domain and fixing the amount of compensation that the City must pay for those assets, and the terms of the related financing are finalized. The City would have 90 days to make a decision regarding an eminent domain taking after such a final determination.
Summarized below are the principal NHPUC rulings in the eminent domain proceeding, the pending appeal before the New Hampshire Supreme Court (the “Supreme Court”), and the Company’s perspective on why a negotiated settlement with the City could be more advantageous for each party than an eminent domain taking.
Principal NHPUC rulings
In January 2005, the NHPUC ruled that the City could not use the eminent domain procedure to acquire any of the assets of Pennichuck East or Pittsfield Aqueduct, and that, with regard to the assets of Pennichuck Water, the question of which assets, if any, could be taken by the City was dependent on a determination to be made after a hearing as to what was in the public interest.
On July 25, 2008, the NHPUC issued an order that the taking of the assets of Pennichuck Water is in the public interest provided certain conditions are met, and that the amount of compensation to be paid to Pennichuck Water for such assets is $203 million determined as of December 31, 2008. The conditions included a requirement that the City pay an additional $40 million into a mitigation fund to protect the interests of the customers of Pennichuck East and Pittsfield Aqueduct from the costs associated with operational inefficiencies and the loss of use of shared assets resulting from the taking of the assets by the City. Consequently, under the terms of the NHPUC order, the City would be required to pay a total of $243 million determined as of December 31, 2008. Another condition was that the City submit to the NHPUC, for its advance approval, the final operating contracts between the City and its planned contractors. The remaining conditions covered various aspects of the operation and oversight of the water system under City ownership.
The $203 million compensation amount was set by two-thirds majority vote of the NHPUC Commissioners, with one Commissioner dissenting. The dissenting Commissioner argued for a $151 million compensation amount. The separate $40 million mitigation reserve amount was set by unanimous vote of the Commissioners.
It is our understanding that in the event of an eminent domain taking pursuant to the July 25, 2008 NHPUC order, the actual amount of compensation the City would have to pay would include compensating Pennichuck Water for capital additions from and after the end of 2008 through the ultimate asset acquisition closing date.
The NHPUC July 2008 order and the opinion of the dissenting Commissioner are available on the NHPUC web site (Docket No. 04-048).

Pending Supreme Court appeal
The Company and the City submitted motions to the NHPUC requesting reconsideration or rehearing as to its July 25, 2008 order. On March 13, 2009, the NHPUC issued an order denying the motions of both parties in their entirety on the basis that neither party had presented any new arguments or evidence that the NHPUC had not previously considered.
Subsequently, both the Company and the City filed appeals with the Supreme Court. The City filed its appeal brief with the Supreme Court on August 14, 2009. The Company filed its appeal brief, and its initial reply to the City’s brief, on September 29, 2009. Additional reply briefs were filed by the City on October 29, 2009 and are expected to be filed by the Company by November 18, 2009. Oral arguments before the Supreme Court are expected to take place in either December 2009 or January 2010.
The Company’s Supreme Court appeal is principally focused on legal issues relating to the NHPUC’s “public interest” determination. The Company has also appealed the adequacy of the $40 million mitigation reserve required by the NHPUC to protect the interests of the customers of Pennichuck East and Pittsfield Aqueduct.
The City’s Supreme Court appeal focuses principally on the compensation amount for Pennichuck Water’s assets, arguing that the $151 million proposed by the dissenting NHPUC Commissioner is the appropriate amount of compensation for the assets of Pennichuck Water as of December 31, 2008. The City has also appealed certain legal issues relating to the decision by the NHPUC on January 21, 2005 denying the City the right to take the assets of Pennichuck East and Pittsfield Aqueduct by eminent domain, and the size of the mitigation reserve, which the City argues should be substantially reduced.
The Company expects that the Supreme Court will likely not render its decision before early 2010. The outcome of the Supreme Court appeals cannot be predicted. If the Company prevails in its public interest appeal, the NHPUC’s July 25, 2008 order could be reversed by the Supreme Court and the case could be dismissed. On the other hand, if the Company does not prevail in its public interest appeal and the City prevails in its appeals on valuation and/or the taking of Pennichuck East and Pittsfield Aqueduct, or if either party is successful in its appeal of the $40 million mitigation reserve, the Supreme Court would likely remand the case to the NHPUC for further determination.
Potential advantages of a negotiated settlement
The Company believes a negotiated settlement between the Company and the City could be more advantageous for each party than an eminent domain taking pursuant to the NHPUC’s July 25, 2008 order.
Based upon the public statements of the City’s Mayor and various members of the City’s Board of Aldermen, as well as the positions taken in filings with the NHPUC and the Supreme Court, we believe that:
•	the City would like to acquire the operating assets of Pennichuck Water and would prefer to pay not more than $151 million for those assets;

•
the City would prefer to acquire the assets of Pennichuck East and Pittsfield Aqueduct as part of the eminent domain proceeding, instead of funding a $40 million mitigation reserve as provided in the NHPUC’s July 25, 2008 order;

•
the City would prefer that if a mitigation reserve is required (in lieu of it being allowed to acquire the assets of Pennichuck East and Pittsfield Aqueduct), it should be substantially less than the $40 million determined by the NHPUC; and

•	the City would prefer to outsource to a third party the operation of any water systems the City acquires.
In addition, the City has stated publicly that it would also like to acquire the Company’s approximately 450 acres of undeveloped non-utility landholdings that would not be includible in any eminent domain taking.
If the Supreme Court upholds the NHPUC’s July 25, 2008 order that (i) a taking of the assets of Pennichuck Water is in the public interest provided certain conditions are met, (ii) the amount of compensation to be paid to Pennichuck Water for such assets is $203 million as of December 31, 2008, and (iii) the City must pay an additional $40 million into a mitigation fund, we believe that the total cost to the City to accomplish its stated objectives, including the acquisition of the undeveloped land, would likely be at least $250 million. Of course, for the reasons described above, the City would not be obligated to proceed with an acquisition on those terms, and we expect that the City would not continue to pursue an eminent domain acquisition on those terms.
From the Company’s perspective, even if the Supreme Court upholds the NHPUC’s compensation determination, an eminent domain taking is undesirable primarily because it would result in the recognition of a substantial taxable gain at the corporate level that would adversely affect shareholder value. An eminent domain taking also would likely have an adverse effect on the value of Pennichuck East and Pittsfield Aqueduct, if, as we believe is appropriate, the City is not permitted to acquire the assets of those companies in the eminent domain proceeding. In addition, the Company would likely incur material additional costs in connection with any eminent domain taking and related matters. For these reasons, which are described in more detail below, we remain opposed to an eminent domain taking of the assets of Pennichuck Water pursuant to the terms of the July 2008 NHPUC order.
An eminent domain taking of the assets of Pennichuck Water pursuant to the July 25, 2008 NHPUC order would result in a significant taxable gain at the corporate level based on the difference between the eminent domain taking price as finally determined and the tax basis of the assets taken. That tax basis was approximately $60 million as of September 30, 2009. The resulting corporate-level income tax liability would substantially reduce the Company’s net worth after an eminent domain taking (i.e., before distribution to our shareholders) unless we were able to defer the tax liability by reinvesting all or a substantial portion of the eminent domain proceeds in other water utility assets in accordance with certain provisions of the Internal Revenue Code. However, considering the current geographic concentration of our operations, the time limit within which the reinvestment must occur and the large dollar amount that would have to be reinvested in order to substantially mitigate the tax consequences, we believe it would likely be difficult to find suitable replacement property that would be priced fairly and that otherwise would be prudent for us to purchase. For these reasons, we do not expect that the reinvestment of all or a substantial portion of the eminent domain proceeds would be a viable strategy for the Company to defer the payment of the tax liability due as a result of the sale of assets in an eminent domain taking.

A taking by eminent domain could also result in our Company incurring various other costs depending on the final terms of the eminent domain taking and decisions that our Company may make regarding its remaining operations. These costs may include expenditures associated with termination and/or funding of health and retirement plans, certain debt redemption premiums, severance costs and professional fees. In addition, if the Company were to sell some or all of its remaining businesses or assets as a consequence of an eminent domain taking, it could be forced to accept prices below their current carrying values as a result of then-current market conditions, a limited number of potential buyers, and/or other factors.
We have stated publicly that because we believe an eminent domain taking pursuant to the July 25, 2008 NHPUC order would not be in the best interests of either the City or the Company, the parties instead should attempt to negotiate a purchase of Pennichuck Corporation (parent-level) stock as part of a comprehensive settlement of the eminent domain dispute. From our shareholders’ perspective, the principal advantage of a Pennichuck Corporation stock sale would be the elimination of a corporate-level income tax that effectively would be absorbed by our shareholders (an eminent domain taking is treated as an asset sale for tax purposes and would result in a substantial income tax liability for the company that sells the assets).
From the City’s perspective, the acquisition of Pennichuck Corporation stock would include the assets of Pennichuck East and Pittsfield Aqueduct and therefore, under certain circumstances, could eliminate the need for or at least substantially reduce the size of the mitigation reserve. In addition, by acquiring Pennichuck Corporation stock, the City would also acquire the 450 acres of undeveloped land. Moreover, due to the differing tax treatment of an asset versus stock purchase, we believe that the City’s acquisition of Pennichuck Corporation stock would likely result in the City paying materially less in total (for more assets) than it likely would have to pay if the Supreme Court upholds the NHPUC’s July 25, 2008 ruling.
Conversely, from the City’s perspective, an asset taking transaction may have certain advantages not available in a stock acquisition transaction. For example, in the case of an eminent domain taking, the City would be able to finance the purchase cost with tax-exempt debt. By comparison, we believe that the City would be required to finance a stock purchase with higher cost taxable debt. Also, in the case of an eminent domain taking by a municipality, the acquired operations would automatically become part of the tax-exempt entity. By comparison, in the case of a stock acquisition, we believe that under current law the City would need to operate the acquired operations through one or more for-profit subsidiaries in order to avoid the risk of triggering a substantial taxable gain chargeable to the City that could result if the operations were converted to tax exempt status.
Settlement discussions to date have been inconclusive
Notwithstanding the continued adversarial proceedings regarding the eminent domain case, including the pending appeals before the Supreme Court, the Company has engaged in settlement discussions with the City, as previously disclosed, including discussions regarding a comprehensive settlement involving the acquisition of Pennichuck Corporation stock. We must emphasize, however, that any comprehensive settlement, especially one involving the acquisition of Pennichuck Corporation stock, would require the negotiation and resolution of many complex issues and, therefore, no assurance can be given that the City and the Company would ultimately be able to reach a settlement agreement. Moreover, in addition to the approval of two-thirds of the City’s Board of Aldermen, a definitive settlement agreement could also be subject to approval by the NHPUC and, depending on the terms of any settlement, the Company’s shareholders. Further, any such settlement agreement would also depend on the availability of financing at terms acceptable to the City.

In November 2008, the City announced that it was hiring an investment banking firm to assist it in exploring all possible ways that it might acquire the assets of Pennichuck Water by means other than eminent domain. In February 2009, we announced the engagement of the investment banking firm of Boenning & Scattergood, Inc. to advise us regarding possible settlement with the City. The Company and the City, and their respective representatives, have engaged in, and are expected to continue to engage in from time to time, settlement discussions that could lead to the purchase by the City, directly or indirectly, of all of the stock of Pennichuck Corporation, or all or substantially all of our utility assets, in resolution of the eminent domain dispute.
The terms of our confidentiality agreement with the City preclude us from disclosing details of our settlement discussions, though through the date of this report, those discussions have been inconclusive. We do not have an agreement or understanding with the City regarding any of the material terms of a comprehensive settlement, including the structure of such a settlement and the valuation of Pennichuck Corporation’s material assets. Consequently, we have no reason to believe that a comprehensive settlement is imminent. Moreover, we believe that it is likely that neither the City nor the Company will be willing to make significant concessions in any settlement negotiations before the Supreme Court renders its decision. Regardless of the outcome of the Supreme Court decision, however, and in recognition of the City’s interest in acquiring the water system that serves its residents, the Company is willing to consider any and all credible acquisition proposals by the City.
Critical Accounting Policies, Significant Estimates and Judgments
We have identified the accounting policies below as those policies critical to our business operations and an understanding of our results of operations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Changes in the estimates or other judgments reflected in these accounting policies could result in significant changes to the condensed consolidated financial statements. Our critical accounting policies are as follows:
Regulatory Accounting. ASC Topic 980 “Regulated Operations” (formerly SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”), prescribes generally accepted accounting principles for companies whose rates are established by or are subject to approval by an independent third-party regulator such as the NHPUC. Accordingly, we defer costs and credits on the condensed consolidated balance sheets as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the rate-making process in a period different from when the costs and credits are incurred. These deferred amounts, both assets and liabilities, are then recognized in the condensed consolidated statements of income in the same period that they are reflected in rates charged to our water utilities’ customers. In the event that the inclusion in the rate-making process is disallowed, the associated regulatory asset or liability would be adjusted to reflect the change in our assessment or change in regulatory approval.
We have not deferred costs incurred to defend against the City of Nashua’s ongoing eminent domain proceeding against our Pennichuck Water subsidiary.
Revenue Recognition. The revenues of our water utility subsidiaries are based on authorized rates approved by the NHPUC. Estimates of water utility revenues for water delivered to customers but not yet billed are accrued at the end of each accounting period. We read our customer meters on a monthly basis and record revenues based on those readings. Unbilled revenues from the last meter-reading date to the end of the accounting period are estimated based on historical usage and the effective water rates. Actual results could differ from those estimates. Accrued unbilled revenues recorded in the accompanying condensed consolidated financial statements as of September 30, 2009 and December 31, 2008 were approximately $2.8 million and $2.9 million, respectively.

Our non-utility revenues are recognized when services are rendered. Revenues are based, for the most part, on long-term contractual rates.
Pension and Other Postretirement Benefits. Our pension and other postretirement benefit costs are dependent upon several factors and assumptions, such as employee demographics, plan design, the level of cash contributions made to the plans, return on plan assets, discount rate, the expected long-term rate of return on plan assets, and health care cost trends.
Changes in pension and other postretirement benefit obligations associated with these factors may not be immediately recognized as costs in the condensed consolidated statements of income, but generally are recognized in future years over the remaining average service period of the plan participants.
In determining pension obligation and expense amounts, the factors and assumptions described above may change from period to period, and such changes could result in material changes to recorded pension and other postretirement benefit costs and funding requirements. Further, the value of our pension plan assets are subject to fluctuations in market returns which may result in increased or decreased pension expense in future periods.
Although our pension plan currently meets the minimum funding requirements of the Employee Retirement Income Security Act of 1974, market declines significantly impacted the value of our pension plan assets in 2008, which has unfavorably impacted pension expense. We currently anticipate that we will contribute approximately $675,000 to the plan during 2009.
Results of Operations — General
In this section, we discuss our results of operations for the three and nine months ended September 30, 2009 and 2008 and the factors affecting them. Our operating activities, as more fully discussed in Note 5, “Business Segment Reporting” in Part I, Item I, in this Quarterly Report on Form 10-Q, are grouped into three primary business segments as follows:
•	Water utility operations;
•	Water management services; and
•	Real estate operations.
Results of Operations — Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
Overview
Our water utility operating revenues, and consequently our net income, tend to be significantly affected by weather conditions experienced throughout the year and, from time to time, by temporary and final orders of the NHPUC on our requests for rate increases. Additionally, our net income has been significantly affected by sales of major real estate assets which occur from time to time. Water revenues are typically at their lowest point during the first and fourth quarters of the calendar year. Water revenues in the second and third quarters tend to be greater because of increased water consumption for non-essential usage by our customers during the late spring and summer months.

For the three months ended September 30, 2009, our net income was $1.4 million, compared to net income of $913,000 for the three months ended September 30, 2008. On a per share basis, the fully diluted income per share for the three months ended September 30, 2009 was $0.32 as compared to fully diluted income per share of $0.21 for the three months ended September 30, 2008. The principal factors that affected current period net income, relative to prior period net income, include the following:
•	An increase in 2009 regulated water utility operating income of $1.1 million;
•	A decrease in 2009 allowance for funds used during construction of $90,000;
•	An increase in 2009 eminent domain-related costs of $79,000;
•	A decrease in 2009 interest income of $49,000; and
•	An increase in 2009 income tax expense of $414,000.
Water Utility Operations
Our water utility operations include the activities of Pennichuck Water, Pennichuck East and Pittsfield Aqueduct, each of which is regulated by the NHPUC.
Our utility operating revenues increased to approximately $8.9 million in 2009, an increase of 14.1% over 2008, as shown in the following table.

	Three Months Ended September 30,
	2009		2008		Change
	(000’s)
Pennichuck Water	$7,059	80%	$6,177	80%	$882
Pennichuck East	1,436	16%	1,381	18%	55
Pittsfield Aqueduct	361	4%	201	2%	160

Total	$8,856	100%	$7,759	100%	$1,097

The increase in revenues is primarily the result of temporary rate increases granted to Pennichuck Water and Pittsfield Aqueduct in December 2008 and a permanent rate increase granted to Pennichuck Water in August 2009. Pennichuck Water was granted a 22% permanent rate increase in August 2009 which replaced a previously granted 11% temporary rate increase.
For the three months ended September 30, 2009, approximately 67% of our billed water utility usage was to residential customers, and approximately 28% to commercial and industrial customers, with the balance being principally from billings to municipalities. Total consumption was down in the third quarter of 2009 compared to the prior year.
We believe that the economic recession and the cool and wet weather we experienced in July have been the primary causes of the lower than average consumption we experienced in the third quarter of 2009. We also believe that usage has and may be further impacted by increased customer conservation efforts as a result of rate increases, as discussed above, the implementation of monthly versus quarterly billing and other factors.

For the three months ended September 30, 2009, our total utility operating expenses were relatively unchanged as shown in the table below.

	Three Months Ended September 30,
	2009	2008	Change
	(000’s)
Operations & maintenance	$3,600	$3,614	$(14)
Depreciation & amortization	1,004	995	9
Taxes other than income taxes	786	805	(19)

Total	$5,390	$5,414	$(24)

The operations and maintenance expenses of our water utility business include such categories as:
•	Water supply, treatment, purification and pumping;
•	Transmission and distribution system functions, including repairs and maintenance and meter reading; and
•	Engineering, customer service and general and administrative functions.
The $24,000 decrease in our utilities’ operating expenses over the same period in 2008 was primarily the result of the following:
•	Decreased chemical, electricity and other production costs of $196,000 due principally to lower usage;
•	Decreased transmission and distribution costs of $53,000 relating to repair or replacement of gates, mains, meters and hydrants, supplies, fuel and labor costs; and
•	Increased general and administrative costs of $226,000 largely relating to increased pension and postretirement expense of $115,000.
As a result of the above changes in operating revenue and operating expenses, water utility operating income increased to $3.5 million from $2.4 million, or 48%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.
Our utilities periodically seek rate relief, as necessary, to recover increased operating costs and to obtain recovery of and a return on capital additions as they are made over time. In May 2008, the Company’s Pittsfield Aqueduct utility subsidiary filed for rate relief with the NHPUC to recover increased operating expenses and to obtain recovery of and a return on capital improvements principally benefitting water systems acquired in 2006. Pittsfield Aqueduct requested an overall increase in rates that, if approved in its entirety, would result in an annual increase in revenues of approximately $1.1 million effective for service rendered from June 6, 2008. In December 2008, the NHPUC issued an order approving temporary rate relief for Pittsfield Aqueduct. The order provided for an annualized temporary increase in revenues of approximately $666,000 effective for service rendered from June 6, 2008.
On January 14, 2009, the Company filed a motion with the NHPUC to extend the procedural schedule in the Pittsfield Aqueduct rate case until March 13, 2009 in order to allow the Company to modify its request for permanent rate relief. In broad terms, the Company has proposed to transfer the assets of the systems in Barnstead, Middleton and Conway, New Hampshire (the “North Country Systems”) to its sister utility, Pennichuck East. The Company and the NHPUC Staff presented a settlement agreement on the merits of the case to the Commission at a final hearing on September 30, 2009. Temporary rates, as approved, will remain in effect for the North Country Systems until permanent rates are approved by the Commission.

In June 2008, the Company’s Pennichuck Water utility subsidiary filed for rate relief with the NHPUC to recover increased operating expenses and to obtain recovery of and a return on capital improvements principally for the ongoing major upgrade to its water treatment plant, the replacement of a 5.5 million gallon water tank, the installation of radio meter reading equipment, and the replacement of aging infrastructure. Pennichuck Water requested an overall increase in rates that, if approved in its entirety, would have resulted in an annual increase in revenues of approximately $5.1 million based on 2007 usage volumes. Included in the $5.1 million were two proposed step increases that, if approved, would have increased annual revenues by a combined total of approximately $1.9 million. In December 2008, the NHPUC issued an order approving a temporary rate increase for Pennichuck Water of approximately $2.4 million based on 2007 usage volumes, or 11%, effective for service rendered from July 28, 2008. On August 13, 2009, the NHPUC issued an order approving a rate settlement between Pennichuck Water and the Staff of the NHPUC. The order provides for an annualized permanent increase in revenues of approximately $4.7 million, or 22%, based on 2007 usage volumes. The final order replaced the temporary order and included a 10% step increase effective for billings beginning August 13, 2009.
The temporary rate relief granted by the NHPUC to Pittsfield Aqueduct does not necessarily reflect the ultimate outcome of the underlying request for permanent rate relief. Any difference between the temporary rate relief that has been granted and the permanent rates ultimately approved by the NHPUC will be reconciled upon the approval of such permanent rates.
Water Management Services
The operating income of our water management services segment was $76,000 and $140,000 for the three months ended September 30, 2009 and September 30, 2008, respectively. Service Corporation’s contracts with two municipalities ended on June 30, 2009 and July 31, 2009 and have not been renewed by the municipalities. The operating revenue earned from these two contracts was 1% and 10% of Service Corporation’s total revenue for the three months ended September 30, 2009 and 2008, respectively.
Real Estate Operations
As of September 30, 2009 and 2008, our Company, principally through our Southwood subsidiary, owned approximately 450 acres of non-utility undeveloped land in southern New Hampshire. We expect to pursue the commercialization of this land over the next several years as market conditions improve.
As of September 30, 2009 and 2008, Southwood held a 50% ownership interest in a real estate joint venture (known as HECOP IV) organized as a limited liability company. HECOP IV currently owns undeveloped land and generates no operating revenue. Consequently, earnings or losses from HECOP IV for the foreseeable future are expected to be insignificant. As of September 30, 2008, Southwood also held a 50% ownership interest in three other real estate joint ventures (known as HECOP I, II, and III) also organized as limited liability companies. In December 2008, HECOP I, II and III were dissolved.

Eminent Domain Expenses
Our eminent domain expenses were $204,000 for the three months ended September 30, 2009 as compared to $125,000 for the three months ended September 30, 2008. The 2009 eminent domain expenses were primarily attributable to on-going legal fees related to the Company’s appeal to the New Hampshire Supreme Court of the NHPUC’s July 2008 order. The Company expects to continue to incur material eminent domain expenses for the remainder of 2009.
Allowance for Funds Used During Construction (“AFUDC”)
For the three months ended September 30, 2009 and 2008, we recorded AFUDC of approximately $9,000 and $99,000, respectively. The $90,000 decrease is largely attributable to the completion of certain large projects that qualified for AFUDC during the reported periods. This trend is expected to continue principally because the multi-year upgrade to Pennichuck Water’s water treatment plant has been completed.
Interest Income
For the three months ended September 30, 2009 and 2008, we recorded interest income of approximately $-0- and $49,000, respectively. The decrease of $49,000 is primarily attributable to lower cash and short-term investment balances during the three-month period ended September 30, 2009, as well as lower earned rates on our money market investments.
Provision for Income Taxes
For the three months ended September 30, 2009 and 2008, we recorded an income tax provision of $1.0 million and $603,000, respectively. The effective income tax rate was 42.5% and 39.8%, respectively. The increase in the effective rate in 2009 compared to the statutory rate of 39.6% is due to the expiration of certain state tax credit carryforwards previously expected to be utilized.
Results of Operations — Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
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

For the nine months ended September 30, 2009, our net income was $2.1 million, compared to net income of $4.2 million for the nine months ended September 30, 2008. On a per share basis, the fully diluted income per share for the nine months ended September 30, 2009 was $0.48 as compared to fully diluted income per share of $0.98 for the nine months ended September 30, 2008. The principal factors that affected current period net income, relative to prior period net income, included the following:
•
A 2008 non-operating, after-tax gain of approximately $2.3 million ($3.4 million before federal income taxes) from the sale of land and three commercial office buildings by three of our HECOP joint ventures;

•	An increase in 2009 regulated water utility operating income of $1.1 million;
•	An increase in 2009 eminent domain-related costs of $251,000;
•	A decrease in interest income of $181,000;
•	A decrease in allowance for funds used during construction of $189,000; and
•	A decrease in the 2009 provision for income taxes of $961,000.
Water Utility Operations
Our water utility operations include the activities of Pennichuck Water, Pennichuck East and Pittsfield Aqueduct, each of which is regulated by the NHPUC.
Our utility operating revenues increased to approximately $22.9 million in 2009, an increase of 7.9% over 2008, as shown in the following table.

	Nine Months Ended September 30,
	2009		2008		Change
	(000’s)
Pennichuck Water	$17,893	78%	$16,656	79%	$1,237
Pennichuck East	3,906	17%	3,939	18%	(33)
Pittsfield Aqueduct	1,064	5%	590	3%	474

Total	$22,863	100%	$21,185	100%	$1,678

The increase in revenues is primarily the result of temporary rate increases granted to Pennichuck Water and Pittsfield Aqueduct in December 2008 offset, in part, by declines in customer usage. Additionally Pennichuck Water was granted a permanent rate increase as well as a step increase in August 2009.
For the nine months ended September 30, 2009, approximately 67% of our billed water utility usage was to residential customers and approximately 29% to commercial and industrial customers, with the balance being principally from billings to municipalities. Company-wide usage for the nine months ended September 30, 2009 declined by approximately 9%, due in part to a 4% drop in usage by one of our industrial customers which resulted from an energy conservation program implemented by that customer in the third quarter of 2008. Year over year comparative demand by that industrial customer is expected to generally stabilize for the remainder of 2009 and thereafter.
We believe that the current economic recession coupled with the wet weather we experienced in June and July of 2009 has been the primary cause of the current reduction in consumption among our residential, commercial and industrial customers (aside from the effects of the energy conservation program implemented by one of our industrial customers). We also believe that usage has and may be further impacted by increased customer conservation efforts as a result of rate increases, as discussed elsewhere in this Quarterly Report on Form 10-Q, and the implementation of monthly versus quarterly billing.

For the nine months ended September 30, 2009, utility operating expenses increased by approximately $533,000, or approximately 3.4%, to approximately $16.4 million as shown in the table below.

	Nine Months Ended September 30,
	2009	2008	Change
	(000’s)
Operations & maintenance	$10,915	$10,631	$284
Depreciation & amortization	3,032	2,963	69
Taxes other than income taxes	2,474	2,294	180

Total	$16,421	$15,888	$533

The operations and maintenance expenses of our water utility business include such categories as:
•	Water supply, treatment, purification and pumping;
•	Transmission and distribution system functions, including repairs and maintenance and meter reading; and
•	Engineering, customer service and general and administrative functions.
The $533,000 increase in our utilities’ operating expenses over the same period in 2008 was primarily the result of the following:
•	Decreased production costs of $251,000 related to lower consumption levels and favorable chemical and power rates;
•	Increased general and administrative costs of $393,000 primarily relating to increased pension and postretirement expense of $292,000;
•
Increased taxes other than income taxes of $180,000, principally related to increased real estate taxes resulting from capital additions in our core Pennichuck Water system as well as increased real estate tax rates;

•	Increased customer accounting expenses of $94,000, primarily associated with the additional costs of billing customers on a monthly rather than a quarterly basis;
•	Increased depreciation and amortization of $69,000 principally due to increased depreciation attributable to completed portions of the water treatment plant upgrade for Pennichuck Water; and
•	Increased transmission and distribution costs of $57,000 relating to repair or replacement of gates, mains, meters, services and hydrants.
As a result of the above changes in operating revenue and operating expenses, water utility operating income increased to $6.4 million from $5.3 million, or 22%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.
Our utilities periodically seek rate relief, as necessary, to recover increased operating costs and to obtain recovery of and a return on capital additions as they are made over time. In May 2008, the Company’s Pittsfield Aqueduct utility subsidiary filed for rate relief with the NHPUC to recover increased operating expenses and to obtain recovery of and a return on capital improvements principally benefitting water systems acquired in 2006. Pittsfield Aqueduct requested an overall increase in rates that, if approved in its entirety, would result in an annual increase in revenues of approximately $1.1 million effective for service rendered from June 6, 2008. In December 2008, the NHPUC issued an order approving temporary rate relief for Pittsfield Aqueduct. The order provided for an annualized temporary increase in revenues of approximately $666,000 effective for service rendered from June 6, 2008.

On January 14, 2009, the Company filed a motion with the NHPUC to extend the procedural schedule in the Pittsfield Aqueduct rate case until March 13, 2009 in order to allow the Company to modify its request for permanent rate relief. In broad terms, the Company has proposed to transfer the assets of the systems in Barnstead, Middleton and Conway, New Hampshire (the “North Country Systems”) to its sister utility, Pennichuck East. The Company and the NHPUC Staff presented a settlement agreement on the merits of the case to the Commission at a final hearing on September 30, 2009. Temporary rates, as approved, will remain in effect for the North Country Systems until permanent rates are approved by the Commission.
In June 2008, the Company’s Pennichuck Water utility subsidiary filed for rate relief with the NHPUC to recover increased operating expenses and to obtain recovery of and a return on capital improvements principally for the ongoing major upgrade to its water treatment plant, the replacement of a 5.5 million gallon water tank, the installation of radio meter reading equipment, and the replacement of aging infrastructure. Pennichuck Water requested an overall increase in rates that, if approved in its entirety, would have resulted in an annual increase in revenues of approximately $5.1 million based on 2007 usage volumes. Included in the $5.1 million were two proposed step increases that, if approved, would have increased annual revenues by a combined total of approximately $1.9 million. In December 2008, the NHPUC issued an order approving a temporary rate increase for Pennichuck Water of approximately $2.4 million based on 2007 usage volumes, or 11%, effective for service rendered from July 28, 2008. On August 13, 2009, the NHPUC issued an order approving a rate settlement between Pennichuck Water and the Staff of the NHPUC. The order provides for an annualized permanent increase in revenues of approximately $4.7 million, or 22%, based on 2007 usage volumes. The final order replaced the temporary order and included a 10% step increase effective for billings beginning August 13, 2009.
The temporary rate relief granted by the NHPUC to Pittsfield Aqueduct does not necessarily reflect the ultimate outcome of the underlying request for permanent rate relief. Any difference between the temporary rate relief that has been granted and the permanent rates ultimately approved by the NHPUC will be reconciled upon the approval of such permanent rates.
Water Management Services
The operating income of our water management services segment was $246,000 and $278,000 for the nine months ended September 30, 2009 and September 30, 2008, respectively. Service Corporation’s contracts with two municipalities ended on June 30, 2009 and July 31, 2009, and have not been renewed by the municipalities. The operating revenue earned from these two contracts was 7% and 11% of Service Corporation’s total revenue for the nine months ended September 30, 2009 and 2008, respectively.
Real Estate Operations
As of September 30, 2009 and 2008, our Company, principally through our Southwood subsidiary, owned approximately 450 acres of non-utility, undeveloped land in southern New Hampshire. We expect to pursue the commercialization of this land over the next several years as market conditions improve.

As of September 30, 2009 and 2008, Southwood held a 50% ownership interest in a real estate joint venture (known as HECOP IV) organized as a limited liability company. HECOP IV currently owns undeveloped land and generates no revenue. Consequently, earnings or losses from HECOP IV for the foreseeable future are expected to be insignificant. As of September 30, 2008, Southwood also held a 50% ownership interest in three other real estate joint ventures (known as HECOP I, II, and III) also organized as a limited liability companies.
For the nine months ended September 30, 2009, Southwood’s equity share of pre-tax loss from HECOP IV was approximately $(5,000). For the nine months ended September 30, 2008, Southwood’s equity share of pre-tax income from HECOP I, II, III, and IV was approximately $3.5 million. The 2008 pre-tax earnings was due principally to an approximately $3.4 million gain (before federal income taxes) from the January 2008 sale of the three commercial real estate properties owned by HECOP I, II, and III. The real estate assets sold by HECOP I, II, and III comprised substantially all of the assets of those three joint ventures. In December 2008, HECOP I, II and III were dissolved.
Eminent Domain Expenses
Our eminent domain expenses were $392,000 for the nine months ended September 30, 2009 as compared to $141,000 for the nine months ended September 30, 2008. The 2009 eminent domain expenses were primarily attributable to on-going legal fees and the Company’s retention of an investment banking firm in January 2009. The Company expects to continue to incur material eminent domain expenses for the remainder of 2009.
Allowance for Funds Used During Construction (“AFUDC”)
For the nine months ended September 30, 2009 and 2008, we recorded AFUDC of approximately $150,000 and $339,000, respectively. The $189,000 decrease is largely attributable to the completion of certain large projects qualifying for AFUDC during the reported periods. This trend is expected to continue principally because the upgrade to Pennichuck Water’s water treatment plant was completed in May of 2009.
Interest Income
For the nine months ended September 30, 2009 and 2008, we recorded interest income of approximately $1,000 and $182,000, respectively. The decrease of $181,000 is primarily attributable to lower cash and short-term investment balances throughout the respective nine-month periods, as well as lower earned rates on our money market investments.
Provision for Income Taxes
For the nine months ended September 30, 2009 and 2008, we recorded an income tax provision of $1.5 million and $2.4 million, respectively. The decrease was largely due to federal income taxes on the January 2008 gain on the sale of the real estate held by HECOP I, II, and III joint ventures. The effective income tax rate was 41.6% and 36.7%, respectively. The increase in the effective rate in 2009 compared to the statutory rate of 39.6% is due to the expiration of certain state tax credit carryforwards previously expected to be utilized.
The State of New Hampshire income tax liability on income attributable to our Company’s four joint ventures is imposed at the LLC level, and not at the Pennichuck Corporation level (in contrast to federal income taxes). Therefore, State of New Hampshire income taxes for the joint ventures are included in “Net (loss) earnings from investments accounted for under the equity method” in the accompanying condensed consolidated statements of income and comprehensive income. The amount of such state income taxes in 2008 was approximately $217,000. This is the principal reason why the “Provision for Income Taxes” for 2008, as a percentage of “Income Before Provision for Income Taxes,” was lower in 2008 than the statutory rate of 39.6%.

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
For the past several years, cash flows from operations have fluctuated largely based on four factors: (i) weather, (ii) amount and timing of rate increases, (iii) gain(s) recognized on the sale of non-utility real estate properties, and (iv) defense costs associated with the ongoing eminent domain proceeding. During the nine months ended September 30, 2009, the Company billed over $1.0 million of revenue accrued in December 2008 related to recoupment of temporary rate increases it was granted by the NHPUC.
Capital Expenditures Program
We expect our capital expenditures to moderate during the period 2009 through 2011 due to the substantial completion of our water treatment plant during the first half of 2009. The following table summarizes our expected capital expenditure requirements for the 2009 to 2011 period.

	2009	2010	2011
	(000’s)
Utility — water treatment plant upgrade	$2,160	$—	$—
Utility — other plant additions	5,675	7,686	7,361

Total	$7,835	$7,686	$7,361

During the first half of 2009, we completed the upgrade of our water treatment plant that was necessary in order for the plant to meet more stringent federally mandated safe drinking water standards. Capital expenditures, including pre-design and construction costs, associated with the water treatment plant upgrade project aggregated approximately $39.5 million through September 30, 2009.
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

We have applied, and will continue to apply, for long-term debt funds directly from the SRF loan program. SRF loans have long-term fixed interest rates set with reference to various Municipal Bond Indices, which rates have historically been at or below the rates for comparable U.S. Treasury securities of like maturity. As of September 30, 2009, we had twelve outstanding SRF loans with aggregate principal balances outstanding of approximately $6.4 million. Funds available for future advances as of September 30, 2009 totaled approximately $2.9 million. The construction associated with these available loans will not be completed until the summer of 2010.
Long-term Debt
The Company has $4.5 million of long-term bank debt due on December 31, 2009 and a $5 million note due March 4, 2010. The Company expects to pay off these amounts when they become due through an issuance of replacement debt or equity.
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
Several of Pennichuck Water’s loan agreements contain a covenant that requires Pennichuck Water to maintain a minimum net worth of $4.5 million. As of September 30, 2009, Pennichuck Water’s net worth was $42.5 million. One of Pennichuck East’s loan agreements contains a covenant that requires Pennichuck East to maintain a minimum net worth of $1.5 million. As of September 30, 2009, Pennichuck East’s net worth was $6.3 million.

As of September 30, 2009, we were in compliance with all of our financial covenants. Our ability to incur significant additional long-term debt and to continue to satisfy these tests depends, among other factors, on receipt of timely and adequate rate relief.
Quarterly Dividends
One of our primary uses of funds is dividends on our common stock, payable as and when declared by our Board of Directors. We have paid dividends on our common stock each year since 1856. On November 4, 2009, the Board of Directors declared a fourth quarter common stock dividend of $0.175 per share payable December 1, 2009 to shareholders of record November 16, 2009. The fourth quarter dividend amount results in an indicated annual rate of $0.70 per share. We expect to continue to pay comparable cash dividends in the future, subject to the terms of our debt agreements, as more fully discussed above.
Off-Balance Sheet Arrangements
In October 2005, we completed a tax-exempt debt financing with the Business Finance Authority. The Business Finance Authority acts solely as a passive conduit to the tax-exempt bond markets with our Company acting as the obligor for the associated tax-exempt debt. As of September 30, 2009, we had borrowed $38.1 million representing a portion of the $49.5 million offering conducted in October 2005. The remaining $11.4 million has been placed in an escrow account maintained by The Bank of New York Trust Company, N.A., as escrow agent, for the sole benefit of bondholders with no recourse to us and hence we have not recorded the associated debt as a long-term liability. The escrow arrangement matures on July 1, 2010, as remarketed on October 1, 2009.
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

Our exposure to financial market risk results primarily from fluctuations in interest rates. We are exposed to changes in interest rates primarily from our revolving credit facility. Our revolving credit facility, which includes a total borrowing capacity of $16.0 million, permits us to borrow, re-pay and re-borrow, in varying amounts and from time to time at our discretion through June 30, 2011. Borrowings under our revolving credit facility as of September 30, 2009 totaled approximately $3.6 million. Borrowings under this credit facility bear interest rates at prime or the London Interbank Offered Rate (“LIBOR”) plus 1.2% to 1.7% (based on the results of various financial ratios). The applicable margin as of September 30, 2009 was 1.45%. As of September 30, 2009, borrowings at prime (3.25%) totaled approximately $2.1 million and borrowing at LIBOR plus (2.02625%) totaled $1.5 million. We expect to borrow additional amounts during the remainder of 2009, as needed to supplement cash generated from operations. We expect to repay all of these borrowed amounts within the next twelve months.
We have a $4.5 million variable interest rate loan with a bank. The loan is scheduled to mature on December 31, 2009. In April 2005, we entered into an interest rate swap agreement with the bank that also has a maturity date of December 31, 2009. The purpose of this swap agreement is to mitigate interest rate risks associated with this $4.5 million floating-rate loan. The agreement provides for the exchange of fixed interest rate payments for floating interest rate payment obligations on notional amounts of principal totaling $4.5 million. The floating-rate loan with the bank contains interest rates ranging from LIBOR plus 1.0% to LIBOR plus 1.5% based on the results of various financial ratios. The applicable margin as of September 30, 2009 was 1.25%, resulting in an interest rate of 1.75%. We designated this interest rate swap as a cash flow hedge against the variable future cash flows associated with the interest payments due on the $4.5 million of notes. The combined effect of its LIBOR-based borrowing formula and the swap produces an “all-in fixed borrowing cost” equal to 6.0%.

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
On March 13, 2009, the New Hampshire Public Utilities Commission (“NHPUC”) issued an order denying the rehearing motions filed by both the Company and the City of Nashua (the “City”) in September 2008 with respect to the NHPUC’s July 25, 2008 order that the taking of the assets of Pennichuck Water by eminent domain is in the public interest, subject to certain conditions. In denying the rehearing motions, the NHPUC ruled that neither party had presented any new arguments or evidence that the NHPUC had not previously considered. Both the Company and the City appealed the NHPUC’s March 13 order to the New Hampshire Supreme Court (see also Item 1A, Risks Related to Our Water Utilities, below). The Supreme Court agreed to hear the appeals and set a briefing schedule, but has not yet set a date for oral arguments. The Company and the City have filed appeal briefs with the New Hampshire Supreme Court (the “Supreme Court”). The Company’s appeal brief, which includes the Company’s initial reply to the City’s brief, was filed on September 29, 2009 and is principally focused on legal issues relating to the NHPUC’s “public interest” determination. The Company has also appealed the sufficiency of the $40 million mitigation reserve required by the NHPUC to protect the interests of the customers of Pennichuck East and Pittsfield Aqueduct. Additional reply briefs were filed by the City on October 29, 2009 and are expected to be filed by the Company by November 18, 2009. Oral arguments before the Supreme Court are expected to take place in either December 2009 or January 2010. The Company expects that the Supreme Court is not likely to render a decision before early 2010. Except as otherwise noted in this Item 1, there were no material changes in existing legal proceedings or any new material legal proceedings during the three months ended September 30, 2009.

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
As discussed elsewhere in this Quarterly Report on Form 10-Q, we are involved in ongoing proceedings with the City of Nashua (the “City”) regarding the City’s desire to acquire all or a significant portion of the water utility assets of Pennichuck Water, our principal subsidiary. The City is pursuing such acquisition pursuant to its right to seek the authority to take such assets by eminent domain under New Hampshire law.

On July 25, 2008, the NHPUC issued an order that the taking of the assets of Pennichuck Water is in the public interest provided certain conditions are met, and that the amount of compensation to be paid to Pennichuck Water for such assets is $203 million determined as of December 31, 2008. The conditions included a requirement that Nashua pay an additional $40 million into a mitigation fund to protect the interests of the customers of Pennichuck East and Pittsfield Aqueduct, from the costs associated with operational inefficiencies and the loss of use of shared assets resulting from the taking of the assets by Nashua.
An eminent domain taking of the assets of Pennichuck Water pursuant to the July 25, 2008 NHPUC order would result in a significant taxable gain based on the difference between the eminent domain taking price as finally determined and the remaining tax basis of the Pennichuck Water assets which was approximately $60 million as of September 30, 2009. The resulting corporate-level tax liability would substantially reduce our net worth after an eminent domain taking (i.e., before distribution to our shareholders) unless we were able to defer the tax liability by reinvesting all or a substantial portion of the eminent domain proceeds in other water utility assets in accordance with certain provisions of the Internal Revenue Code. However, we believe it would likely be difficult to find suitable replacement property that would be priced fairly and that otherwise would be prudent for us to purchase. For these reasons, we do not expect that the reinvestment of all or a substantial portion of the eminent domain proceeds would be a viable strategy for the Company to defer the payment of the tax liability due as a result of the sale of assets in an eminent domain taking.
A taking by eminent domain could also result in our Company incurring various other costs depending on the final terms of the eminent domain taking and decisions that our Company may make regarding its remaining operations. These costs may include expenditures associated with termination and/or funding of health and retirement plans, certain debt redemption premiums, severance costs and professional fees. In addition, if the Company were to sell some or all of its remaining businesses or assets as a consequence of an eminent domain taking, it could be forced to accept prices below their current carrying values as a result of then-current market conditions, a limited number of potential buyers, and/or other factors.
The Company and the City submitted motions to the NHPUC requesting reconsideration or rehearing as to its July 25, 2008 order. On March 13, 2009, the NHPUC issued an order denying the motions of both parties in their entirety on the basis that neither party had presented any new arguments or evidence that the NHPUC had not previously considered. Subsequently, both the Company and the City filed appeals with the Supreme Court.
The Company expects that the Supreme Court will likely not render its decision before early 2010. The Company cannot predict the outcome of the Supreme Court appeals or the ultimate outcome of these matters.
Our liquidity may be reduced and our cost of debt financing may be increased while the eminent domain controversy remains unresolved, because, while such controversy is ongoing, we may be unable to issue or remarket debt securities for which Pennichuck may be liable.
Given the highly uncertain ultimate outcome of the eminent domain proceeding, we may find that we are unable to issue or remarket certain debt securities pending a definitive resolution of the City’s eminent domain petition or we may find that the cost that we incur in connection with the issuance or remarketing of such debt increases materially. If we are unable to, or elect not to, issue or remarket such debt, we would expect to rely primarily on our bank revolving credit facility to finance our capital projects. Our borrowing costs under that credit facility would likely be materially higher than tax-exempt bond financing costs. Borrowings under the credit facility would also reduce our liquidity to meet other obligations. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our 2008 Annual Report on Form 10-K.

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
On November 4, 2009, we issued a press release announcing our financial results for the three and nine months ended September 30, 2009. A copy of the press release is attached as Exhibit 99.1 to this Quarterly Report on Form 10-Q. The information contained in Exhibit 99.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing with the Securities and Exchange Commission under the Exchange Act of 1934 or the Securities Act of 1933, except as expressly set forth by specific reference in such a filing.

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

Exhibit
Number	Exhibit Description

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

31.1	Certification

31.2	Certification

32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release — “Pennichuck Corporation Announces Third Quarter 2009 Earnings” dated November 4, 2009

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Pennichuck Corporation
(Registrant)
Date: November 5, 2009	By:	/s/ Duane C. Montopoli
Duane C. Montopoli

President and Chief Executive Officer
Date: November 5, 2009	By:	/s/ Thomas C. Leonard
Thomas C. Leonard
Senior Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Certification

31.2	Certification

32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release — “Pennichuck Corporation Announces Third Quarter 2009 Earnings” dated November 4, 2009