Form 10-K
period 2009-12-31
PENNICHUCK CORP
filed 2010-03-04
CIK 788885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-18552
PENNICHUCK CORPORATION
(Exact name of registrant as specified in its charter)

New Hampshire	02-0177370

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
25 Manchester Street
Merrimack, New Hampshire 03054
(603) 882-5191
(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $1.00 per share (and Preferred Stock Purchase Rights associated therewith)	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing sale price of the Company’s common stock on June 30, 2009, as reported on the Nasdaq Global Market was $95,767,547. For purposes of this calculation, the “affiliates” of the registrant include its directors and executive officers. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
The number of shares of the registrant’s common stock, $1 par value, outstanding as of March 01, 2010 was 4,655,963.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Part III of this report is incorporated herein by reference to the registrant’s definitive proxy statement for its 2010 annual meeting of shareholders (the “Proxy Statement”), which the registrant intends to file with the Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2009.

PENNICHUCK CORPORATION AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
December 31, 2009

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
Overview
We are engaged primarily in the collection, storage, treatment and distribution of potable water in New Hampshire. We have two reportable business segments: regulated water utility operations and non-regulated water management services. In 2009, we determined that our real estate operations conducted through Southwood was no longer a reportable business segment and therefore have reported financial information relating to our real estate operations under “Other” for 2009 (see Note 5, “Business Segment Reporting” in Part II, Item 8 in this Annual Report on Form 10-K). Regulated water utility revenues constituted 92% of our revenues in 2009. We are headquartered in Merrimack, New Hampshire, which is located approximately 45 miles north of Boston, Massachusetts. Our Company, which was incorporated in New Hampshire in 1852, became a utility holding company in 1983. Total consolidated assets as of December 31, 2009 were approximately $177,605,000.
Our Company is subject to the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), and files annual, quarterly and special reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the “SEC”). You may read and copy any reports, statements or other information filed by our Company with the SEC at its public reference room at 100 F Street, N.E., Washington, D.C. 20549. Call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room. Our Company’s filings are also available at the web site maintained by the SEC at http://www.sec.gov. We also make available free of charge on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The address of our website is www.pennichuck.com.
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

Acquiring additional small and mid-size water systems in New Hampshire and nearby portions of Maine, Massachusetts and Vermont. We believe there remains significant opportunities to grow our customer base in New Hampshire and nearby portions of Maine, Massachusetts and Vermont. We expect that increasingly stringent regulation, the resulting increase in capital requirements and the need for skilled operators will continue to cause system owners to consider selling their water systems or outsourcing the management of such systems.
Expanding our water management business with a focus on servicing small and mid-size water systems, where we believe we can leverage our capital resources as well as our operating and technical expertise. Service Corporation’s strategy calls for a focus on markets in which it can provide high quality service in a cost effective manner. These markets include small and mid-size municipal utilities, small systems such as community water systems and non-transient, non-community water systems.
Commercializing our undeveloped land portfolio that’s owned outside of our regulated utilities. The Company, principally through its Southwood subsidiary, owns several parcels of undeveloped non-utility land in Nashua and Merrimack, New Hampshire, totaling approximately 450 acres. Over the next several years, as opportunities arise, we expect to pursue the environmentally responsible commercialization of this land portfolio in order to enhance shareholder value. This land is owned outside of our regulated utilities.
Pursuing acquisitions of relatively large water systems to expand into new geographic markets in the northeastern United States. Another important element of our strategy has been to seek to expand into new geographic markets in the northeastern United States by acquiring one or more relatively large water systems. We expect that any such acquisition would be of a system or systems that have sufficient scale to warrant establishing and maintaining a management presence in a new market. These systems would likely be significantly larger than the water systems we are targeting nearby our existing service areas. We do not expect, however, that these larger systems will be substantially larger than Pennichuck Water. We believe there are a number of such large water systems in the northeastern United States that are potentially attractive acquisition opportunities. We anticipate that this large water system market within the U.S. water utility industry will continue to consolidate, as system owners, whether investor-owned utilities or municipalities, facing increasingly stringent regulation and the resulting increase in capital requirements, consider acquisitions by other companies. The pace at which acquisition opportunities will arise is, of course, unpredictable.

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

•	Pennichuck East was organized in 1998 and served 15 communities as of December 31, 2009, most of which are located in southern and central New Hampshire; and

•	Pittsfield Aqueduct, which we acquired in 1998, served customers in the Town of Pittsfield, New Hampshire as well as three other communities in central and northern New Hampshire.
Water revenues are typically lowest during the first and fourth quarters of each calendar year. Water revenues in the second and third quarters tend to be greater because of increased water consumption for nonessential usage by our customers during the late spring and summer months. Total regulated water utility assets as of December 31, 2009 were approximately $171,073,000.
The City of Nashua, New Hampshire is engaged in an ongoing effort that began in 2002 to acquire through an eminent domain proceeding all or a significant portion of Pennichuck Water’s assets, as well as the assets of Pennichuck East and Pittsfield Aqueduct. The eminent domain proceeding and its effects on us are described elsewhere in this Annual Report on Form 10-K (see Part I, Item 1, “Business” under the heading “Ongoing Eminent Domain Proceeding”, Part I, Item 3, “Legal Proceedings” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).
Service Areas
Pennichuck Water is franchised by the NHPUC to distribute water in the City of Nashua, New Hampshire and in portions of the towns of Amherst, Bedford, Derry, Epping, Hollis, Merrimack, Milford, Newmarket, Plaistow and Salem, New Hampshire. Pennichuck Water’s transmission mains extend from Nashua into portions of the surrounding towns of Amherst, Hudson, Merrimack, Hollis and Milford. Its franchises in the remaining towns consist of stand-alone satellite water systems. Pennichuck Water has no competition in its core franchise area, other than from customers using their own wells. As of December 31, 2009, Pennichuck Water served approximately 26,200 customers and its 2009 operating revenues totaled approximately $23.4 million.
Pennichuck East was organized in 1998 to acquire certain water utility assets from the Town of Hudson, New Hampshire following the Town’s acquisition of those assets from an investor-owned water utility which previously served Hudson and surrounding communities. Pennichuck East is franchised to distribute water in portions of the New Hampshire towns of Atkinson, Bow, Chester, Derry, Exeter, Hooksett, Lee, Litchfield, Londonderry, Pelham, Plaistow, Raymond, Sandown, Weare and Windham, which are near the areas served by Pennichuck Water. Pennichuck East has no commercial competition in its core franchise area. The water utility assets owned by Pennichuck East consist principally of water transmission and distribution mains, hydrants, wells, pump stations and pumping equipment, water services and meters, easements and certain tracts of land. As of December 31, 2009, Pennichuck East served approximately 5,600 customers and its 2009 operating revenues totaled approximately $5.0 million.

Pittsfield Aqueduct was acquired by our Company in 1998 and serves customers in the towns of Pittsfield, Barnstead, Middleton and Conway, New Hampshire, which are located in the central and northern portions of the state. Effective January 1, 2010, the systems in Barnstead, Middleton and Conway were transferred to Pennichuck East in accordance with a NHPUC order. Pittsfield Aqueduct has no competition in its franchise area. As of December 31, 2009, Pittsfield Aqueduct served approximately 1,800 customers and its 2009 operating revenues totaled approximately $1.6 million.
Water Supply Facilities
Pennichuck Water’s principal properties are located in Nashua, New Hampshire, except for portions of our watershed and buffer land which are located in the neighboring towns of Amherst, Merrimack and Hollis, New Hampshire. In addition, Pennichuck Water owns four impounding dams which are situated on the Nashua and Merrimack border.
The primary source of potable water for our core Pennichuck Water system is the Pennichuck Brook, Holt Pond, Bowers Pond, Harris Pond and Supply Pond in the Nashua area that together can hold up to 500 million gallons of water. We supplement that source during the summer months by pumping water from the nearby Merrimack River. This supplemental water supply provides an additional source of water during summer periods and will provide a long-term supply for Pennichuck Water’s service area. A permit from the Army Corps of Engineers that has been extended through December 31, 2019 allows us to divert water from the Merrimack River. We may divert between 12.0 and 30.0 mgd dependent upon the river elevation and flow. As part of our 2009 capital expenditures program, we installed three new pumps that increased our pumping capacity to 21.0 mgd.
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
We own 14 water storage reservoirs having a total storage capacity of 22.3 million gallons, six are located in Nashua, two in Amherst, and one in each of Bedford, Derry, Litchfield, Pelham, Barnstead and Hollis, New Hampshire.
We own a 900,000 gallon per day gravel-packed well located in Amherst, New Hampshire.
The sources of supply for Pennichuck East consist of purchased water from Manchester Water Works, Hooksett Village Water Precinct, the Town of Derry, the Town of Raymond, a well system owned by the Town of Hudson, in Litchfield, New Hampshire and individual bedrock wells. Pennichuck East has entered into long-term water supply agreements to obtain water from Manchester Water Works and Hudson. We have an agreement with the Town of Hudson, which expires in 2017, that allows us to pump up to 283,500 gallons per day or 15% of the annual pumpage from the Hudson wells, whichever is least, at a cost equal to the variable cost of production or operation associated with the system as a whole or any of its components and may also include the embedded cost of capital such as debt service or depreciation. Hudson will charge us a higher rate for water pumped in excess of the 283,500 gallons allowed per day, as detailed above. Pennichuck East supplies its Locke Lake and Sunrise Estates water systems from individual bedrock wells. The Birch Hill water system acquires its water from the North Conway Water Precinct.

Pittsfield Aqueduct’s source of water supply for the Town of Pittsfield, New Hampshire is Berry Pond, which holds approximately 97.8 million gallons. Pittsfield Aqueduct owns the land surrounding Berry Pond and it treats the water from this pond through a 0.5 mgd water filtration plant located in the Town of Pittsfield, New Hampshire.
Water Distribution Facilities
As of December 31, 2009, the distribution facilities of our Company’s regulated water companies consisted of, among other assets, the following:

	Pennichuck	Pennichuck	Pittsfield
	Water	East	Aqueduct	Total

Transmission & distribution mains (in miles)	432	134	41	607
Service Connections	26,125	5,548	1,781	33,454
Hydrants	2,468	475	71	3,014
Capital Expenditures
The water utility industry is capital intensive. We typically spend significant sums each year for additions to or replacement of property, plant and equipment. During 2010, our capital expenditures will decline relative to prior years because we completed in 2009 the upgrade of Pennichuck Water’s Nashua water treatment plant which was undertaken to meet the requirements of the Interim Enhanced Surface Water Treatment Rule discussed below.
We estimate that our projected capital expenditures during the 2010 through 2012 period will total approximately $23.7 million. By comparison, for the three year period 2007 through 2009, our capital expenditures were $40.2 million. These figures are exclusive of allowance for funds used during construction.
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

In June 2008, Pennichuck Water filed for rate relief with the NHPUC to recover increased operating expenses and to obtain recovery of and return on capital improvements principally for the ongoing major upgrade to its water treatment plant, the replacement of a 5.5 million gallon water tank, the installation of radio read meter reading equipment, and the replacement of aging infrastructure. In December 2008, the NHPUC issued an order approving temporary annualized rate relief of approximately $2.4 million for Pennichuck Water effective for service rendered from July 28, 2008. In August 2009, the NHPUC issued a final order approving a permanent rate increase in annualized revenues of approximately $4.7 million, replacing the prior annualized temporary increase of $2.4 million. Substantially all of the increase in permanent rates over temporary rates was a $2.2 million step increase effective the date of the order on August 13, 2009. In December 2008, Pennichuck Water accrued $702,000 related to the temporary rate increase effective for service rendered from July 28, 2008. In August 2009, Pennichuck Water accrued $78,000 related to the final permanent rate order for service rendered from July 28, 2008.
In May 2008, Pittsfield Aqueduct filed for rate relief with the NHPUC to recover increased operating expenses and to obtain recovery of and a return on capital improvements principally benefitting water systems acquired in 2006. In December 2008, the NHPUC issued an order approving annualized temporary rate relief of approximately $666,000 for Pittsfield Aqueduct effective for service rendered from June 6, 2008. In December 2009, the NHPUC issued a final order approving a permanent rate increase in annualized revenues of approximately $782,000 effective for service rendered from June 6, 2008 and replacing the prior annualized temporary increase of $666,000. As part of the final NHPUC rate order, Pittsfield Aqueduct was allowed to transfer certain of its assets that included systems located in Barnstead, Middleton and Conway, New Hampshire to its sister utility, Pennichuck East.
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
Pennichuck Water’s treatment plant in Nashua is subject to the Interim Enhanced Surface Water Treatment Rule, which established a turbidity standard of 0.3 Nephelometric Turbidity Units or NTU. Turbidity is a measure of sediment or foreign particles that are suspended in the water. Pennichuck Water completed its evaluation of alternatives to meet the new turbidity standard in 2004, resulting in its recommendations for upgrades to its existing treatment facilities, beginning with its raw water facilities through its finished water pumping and storage facilities. The upgrades were substantially completed in 2009 at a total cost of approximately $39 million.
Water Management Services
Through Service Corporation, we complement our regulated water utility business by providing contract operation and maintenance services, including monitoring water quality, testing, maintenance and compliance reporting services for water systems for various towns, businesses and residential communities primarily in southern and central New Hampshire. Service Corporation is not subject to NHPUC regulation.

Municipalities
Service Corporation has long-term agreements with the Towns of Salisbury, Massachusetts and Hudson, New Hampshire to provide operations and maintenance contract services. These agreements expire in 2012 and 2015, respectively. Contracts with the Towns of Barnstable, Massachusetts and Wilton, New Hampshire ended as of June 30, 2009 and July 31, 2009, respectively, and were not renewed by the municipalities.
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
Competition
In marketing its services to municipalities, Service Corporation must address competition from incumbent service providers and reluctance by municipalities to outsource water management to an investor-owned company. For contracts with non-transient, non-community water systems, Service Corporation competes primarily with well drillers, laboratories, pump equipment vendors and small contract operators who provide various services to these systems.
Financial Information about Industry Segments
Our business segment data for the latest three years is presented in Note 5, “Business Segment Reporting” in Part II, Item 8 in this Annual Report on Form 10-K.
Employees
At December 31, 2009, we employed 101 full-time employees, all of whom are Pennichuck Water employees. Of these, there are 54 management and clerical employees who are non-union. The remaining 47 employees are members of the United Steelworkers Union. The Company’s union contract expires in February 2013. We believe that our employee relations are good.
Ongoing Eminent Domain Proceeding
Overview
The City of Nashua (the “City”) is engaged in an ongoing effort that began in 2002 to acquire all or a significant portion of Pennichuck Water’s assets through an eminent domain proceeding under New Hampshire Revised Statutes Annotated Chapter 38, as well as the assets of Pennichuck East and Pittsfield Aqueduct. In January 2005, the NHPUC ruled that the City could not use the eminent domain procedure to acquire any of the assets of Pennichuck East or Pittsfield Aqueduct.

The NHPUC conducted a hearing on the merits of the City’s proposed eminent domain taking of the assets of Pennichuck Water, which hearing was completed on September 26, 2007.  On July 25, 2008, the NHPUC issued its order in this matter, ruling that a taking of the assets of Pennichuck Water is in the public interest provided certain conditions are met, and provided that the City pay to Pennichuck Water $203 million for such assets determined as of December 31, 2008. The conditions include a requirement that Nashua pay an additional $40 million into a mitigation fund to protect the interests of the customers of Pennichuck East and Pittsfield Aqueduct. Based on advice of counsel, we believe that the NHPUC’s order contains a number of significant legal errors that undermine its validity with respect to whether or not such eminent domain taking is in the public interest and regarding the price to be paid by the City for such taking, and whether the assets of Pennichuck East and Pittsfield Aqueduct could be subject to the taking. We also believe that an outcome based on the July 2008 order is not in the best interests of the Company’s shareholders. Both the Company and the City filed motions for rehearing or reconsideration before the NHPUC which were denied in an order dated March 16, 2009.
Subsequently, both the Company and the City filed appeals with the Supreme Court. Oral arguments before the Supreme Court occurred on January 21, 2010 and the Company expects that the Supreme Court will likely render its decision in March or April 2010. (A webcast of the oral argument before the Supreme Court is currently available at the Supreme Court’s website: http://www.courts.nh.gov/cstream/index.asp.) We cannot predict the outcome of the Supreme Court appeals or the ultimate outcome of these matters. Notwithstanding the foregoing, the Company has stated publicly that it remains open to engaging in settlement discussions with the City aimed at resolving this dispute outside of eminent domain and that it remains vehemently opposed to the City’s proposed eminent domain taking of Pennichuck Water’s assets.
New Hampshire law does not require that our Board of Directors or shareholders ratify or approve a forced sale of assets by eminent domain or the amount of compensation that Pennichuck Water would receive if the City ultimately successfully completes its proposed eminent domain taking of the assets of Pennichuck Water.
Nashua’s Initiation of Eminent Domain Proceedings
The Company entered into an agreement in April 2002 to be acquired by merger with Aqua America, Inc. (formerly Philadelphia Suburban Corporation). The merger was subject to several conditions, including approval by our shareholders and approval by the NHPUC. In February 2003, before we submitted the merger to our shareholders, we and Aqua America agreed to abandon the proposed transaction because of actions taken by the City to acquire our assets by eminent domain.
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
Further information regarding the Eminent Domain Order and the Supreme Court appeal is contained in Note 4, “Commitments and Contingencies” contained in Part II, Item 8 of this Annual Report on Form 10-K.
Certain Tax Considerations
If the City acquires for cash in an eminent domain proceeding any of Pennichuck Water’s assets, Pennichuck Water would be taxed as if it had willingly sold those assets to the City. Unless we are able to utilize a special non-recognition income tax provision discussed below, we would recognize gain for federal income tax purposes at the corporate-level equal to the excess of the aggregate value Pennichuck Water receives for each asset minus the adjusted tax basis of those assets. The aggregate adjusted tax basis of Pennichuck Water’s assets is significantly less than the aggregate adjusted book value of those assets as reflected in our Financial Statements appearing in Part II, Item 8 in this Annual Report on Form 10-K. The difference exists primarily because the rate at which we depreciate Pennichuck Water assets for federal income tax purposes is greater than the depreciation rate that we use for financial reporting purposes. Therefore, an asset valuation by the NHPUC equal to or greater than adjusted book value would likely require Pennichuck Water to recognize from such sale a taxable gain and resultant income tax liability that would likely be material in amount. If, for example, we then distributed the remaining cash proceeds from such sale and from the sale of the Company’s remaining assets to our shareholders in liquidation of the Company, another tax would be triggered at the shareholder level if and to the extent the amount of cash distributed exceeds the shareholder’s cost basis in the shares being redeemed.

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
City May Not Proceed with Acquisition
In an eminent domain scenario, the City would not be bound to proceed with the acquisition until ratified by a vote of two-thirds of the Nashua Board of Aldermen. In addition, we expect that the City would need to incur debt financing to fund the purchase. Consequently, even if the NHPUC order withstands the Supreme Court appeal, there is no assurance that the City will proceed with the acquisition.
Our Opposition to a Forced Sale of Assets
We have vigorously opposed the City’s efforts to force Pennichuck Water to sell its assets to the City through the eminent domain proceeding, and we intend to continue to do so. An important distinction between a forced sale of assets through an eminent domain proceeding and a negotiated acquisition of Pennichuck assets or stock that might result from a comprehensive settlement is that, in the former circumstance, after we have exhausted our legal challenges to a forced sale of assets in an eminent domain proceeding and to the amount of damages that the City would have to pay to us as a consequence of such a taking, neither our Board of Directors nor our shareholders would have any right to approve or disapprove the taking. Our eminent domain-related expenses have been significant, as disclosed elsewhere in this Annual Report on Form 10-K, and could continue to be significant depending on the outcome of the appeals pending before the Supreme Court and other factors.
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

Town of Bedford Eminent Domain Actions
The Town of Bedford voted at its town meeting in March 2005 to take by eminent domain the Company’s assets within Bedford for purposes of establishing a water utility, and by letter dated April 4, 2005 inquired whether the Company, and any relevant wholly-owned subsidiary of the Company, was then willing to sell said assets to Bedford. The Company responded by letter dated June 1, 2005, informing the Town that the Company does not wish to sell those assets located in Bedford that are owned by any of its subsidiaries. The Company has not received a response to its letter, and since the date of the Town’s letter to us, the Town has taken no further legal steps required to pursue eminent domain under New Hampshire RSA Chapter 38. During the NHPUC hearing regarding the proposed eminent domain taking by Nashua, the witness for the Town of Bedford testified that the Town’s interest in a possible taking of assets of the Company related to a situation in which Nashua might acquire less than all of the Company’s assets, leaving the system in Bedford as part of a significantly smaller utility.

Item 1A.	RISK FACTORS
There are various risks involved in investing in our Company, some of which are described below. Investors should carefully consider each of the following factors and all of the other information in this Annual Report on Form 10-K, including information that is incorporated in this Annual Report on Form 10-K by reference.
Risks Related to Our Water Utilities
The City of Nashua’s attempt to use the power of eminent domain to acquire a significant portion of our water utility assets creates uncertainty and may result in material adverse consequences for us and our shareholders.
As discussed elsewhere in this Annual Report on Form 10-K, we are involved in ongoing proceedings with the City of Nashua (the “City” or “Nashua”) regarding the City’s desire to acquire all or a significant portion of the water utility assets of Pennichuck Water, our principal subsidiary, as well as the assets of Pennichuck East and Pittsfield Aqueduct. The City is pursuing such acquisition pursuant to its right to seek the authority to take such assets by eminent domain under New Hampshire law. In January 2005, the NHPUC ruled that the City could not use the eminent domain procedure to acquire any of the assets of Pennichuck East or Pittsfield Aqueduct.
On July 25, 2008, the NHPUC issued an order that the taking of the assets of Pennichuck Water is in the public interest provided certain conditions are met, and that the amount of compensation to be paid to Pennichuck Water for such assets is $203 million determined as of December 31, 2008. The conditions included a requirement that Nashua pay an additional $40 million into a mitigation fund to protect the interests of the customers of Pennichuck East and Pittsfield Aqueduct from the costs associated with operational inefficiencies and the loss of use of shared assets resulting from the taking of Pennichuck Water’s assets by Nashua.

An eminent domain taking of the assets of Pennichuck Water pursuant to the July 25, 2008 NHPUC order would result in a significant taxable gain based on the difference between the eminent domain taking price as finally determined and the tax basis of the Pennichuck Water assets which was approximately $60 million as of December 31, 2009.   The resulting corporate-level tax liability would substantially reduce the sales proceeds after an eminent domain taking (i.e., before distribution to our shareholders) unless we were able to defer the tax liability by reinvesting all or a substantial portion of the eminent domain proceeds in other water utility assets in accordance with certain provisions of the Internal Revenue Code. However, we believe it would likely be difficult to find suitable replacement property that would be priced fairly and that otherwise would be prudent for us to purchase. For these reasons, we do not expect that the reinvestment of all or a substantial portion of the eminent domain proceeds would be a viable strategy for the Company to defer the payment of the tax liability due as a result of the sale of assets in an eminent domain taking.
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
The Company expects that the Supreme Court will likely render its decision in March or April 2010. The Company cannot predict the outcome of the Supreme Court appeals or the ultimate outcome of these matters.
Our vigorous opposition to the City’s efforts to acquire our assets by eminent domain has had, and may continue to have, a material adverse effect on our operating results and has been, and may continue to be, a significant distraction to our management.
We have vigorously opposed the City’s efforts to acquire Pennichuck Water, Pennichuck East and Pittsfield Aqueduct’s assets by eminent domain and we intend to continue to do so. Our eminent domain-related expenses have been significant. Total eminent domain expenses were approximately $499,000 in 2009, $217,000 in 2008, $897,000 in 2007 and $2.4 million in each of 2006 and 2005.
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
Our ability to issue long-term debt is subject to us satisfying certain financial ratios at the time of such borrowing (i.e., debt incurrence tests). Similarly, our ability to access funds under our revolving credit facility is subject to maintaining certain financial ratios (i.e., maintenance tests). These ratios limit the amount of long-term debt relative to net plant and the amount of total debt to total capitalization and also specify minimum amounts of earnings and cash flow available to pay interest and fixed charges as a percentage of such interest and fixed charge amounts. We were in compliance with such tests as of December 31, 2009. Our ability to incur significant additional long-term debt and to continue to satisfy these tests depends, among other factors, on receipt of timely and adequate rate relief.

Should we be unable to issue long-term debt, to borrow under our revolving credit facility or otherwise to access traditional sources of funds at reasonable costs and terms, our ability to finance our future capital expenditures program on a timely basis could be materially impaired. In such event, we might need to seek other forms of capital at less favorable costs and terms or defer or reduce some of our capital expenditures. Any delay in implementing or completing capital improvements could adversely affect our ability to request and receive rate relief from the NHPUC relating to capital expenditures incurred by us and could give rise to contractual penalties.
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
We expect that all or substantially all of our then outstanding indebtedness would be accelerated if the City of Nashua were to acquire a significant portion of our assets by eminent domain; such acceleration could adversely affect our financial condition, operating results and cash flows.
An eminent domain taking or temporary use by any governmental body of all or substantially all of the tangible property of Pennichuck Water used or useful in its business as a water company would result in a mandatory redemption of our long-term debt. We expect that any taking of Pennichuck Water’s assets by the City in the eminent domain matter now on appeal before the New Hampshire Supreme Court (or a bona fide sale in lieu of such taking) would represent the taking of substantially all of Pennichuck Water’s tangible property used or useful in its business as a water company and would therefore trigger mandatory redemption of our long-term debt. Similarly, our revolving credit facility with Bank of America provides that any indebtedness outstanding under the facility would be due upon the City acquiring all or a material portion of Pennichuck Water’s assets in an eminent domain proceeding. Also, no new borrowings would be permitted under such facility. Such acceleration could adversely affect our financial condition and operating results if we are unable to repay such indebtedness at that time or to refinance the indebtedness on equally favorable terms and conditions or to incur new borrowings.

We may be restricted by one or more debt agreements from paying dividends in amounts similar to dividends that our Company has paid in recent periods, or, in more unlikely circumstances, from continuing to pay any dividend.
There can be no assurance that we will continue to pay dividends in the future or, if dividends are paid, that they will be in amounts similar to dividends that our Company has paid in recent periods. It is our current intention, however, to continue to pay comparable cash dividends in the future, subject to the terms of our Company’s debt agreements. Certain bond and note agreements as well as our revolving credit facility impose restrictions on the payment or declaration of dividends under certain circumstances.
The loss of a significant commercial or industrial customer could adversely affect our operating results and cash flows.
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
We are subject to federal, state and local regulations that may impose significant limitations and restrictions on the way we do business.
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
The acquisition and integration of water systems is an important element in our growth strategy. This strategy depends on identifying suitable acquisition opportunities and reaching mutually agreeable terms with acquisition candidates. The negotiation of potential acquisitions as well as the integration of acquired businesses could require us to expend significant resources. Further, acquisitions may result in dilution for the owners of our common stock, our incurrence of debt and contingent liabilities, and fluctuations in quarterly results. In addition, the businesses and other assets we acquire may not achieve the financial results that we expected.

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
We depend primarily on surface water from the Pennichuck Brook and, to a lesser extent, the Merrimack River in Nashua, New Hampshire to meet the present and future water demands of our customers. Unexpected conditions may interfere with our water supply sources. Drought and overuse may limit the availability of surface water. These factors might adversely affect our ability to supply water in sufficient quantities to our customers and our revenues and operating results may be adversely affected. Additionally, cool and wet weather, as well as drought restrictions and our customers’ conservation efforts, may reduce consumption demand, also adversely affecting our revenues and operating results. Furthermore, freezing weather may also contribute to water transmission interruptions caused by pipe and main breakage. If we experience an interruption in our water supply, it could have a material adverse effect on our operating results, financial condition and cash flows.
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
Pennichuck Water owns seven dams, including four impounding dams which are situated on the Nashua and Merrimack border. While we regularly inspect and maintain the dams to comply with existing standards, a failure of any of those dams could result in injuries and property damage downstream for which we may be liable above our insurance limits and which may adversely affect our financial condition, revenues and operating results. The failure of a dam would also adversely affect our ability to supply water in sufficient quantities to our customers and could adversely affect our financial condition, revenues, operating results and cash flows.
The success of our business strategies depends significantly on the services of the members of our senior management team and the departure of any of those persons could cause our operating results to suffer.
The success of our business strategies depends significantly on the continued individual and collective contributions of our senior management team. If we lose the services of any member of our senior management or are unable to hire and retain experienced management personnel, it could harm our operating results.
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
State regulations set the staff training, experience and staff qualification standards required for Service Corporation’s employees to operate specific water facilities. We must recruit, retain and develop qualified employees, maintain training programs and support employee advancement. We must provide the proper management and operational staff of state-certified and qualified employees to support the operation of water facilities. Failure to do so could put us at risk for, among other things, operational errors at the facilities, which could have an adverse effect on our water management business.

Our water management subsidiary’s business is subject to environmental and water quality risks.
Clients of Service Corporation are owners of the facilities that we operate under contract. The facilities must be operated in accordance with various federal and state water quality standards. We also handle certain hazardous materials at these facilities, for example, sodium hydroxide. Any failure of our operation of the facilities, including noncompliance with water quality standards, hazardous material leaks and spills, and similar events, could expose us to environmental liabilities, claims and litigation costs. There can be no assurance that we will successfully manage these issues, and failure to do so could have a material adverse effect on our future results of operations.
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
We have a classified Board of Directors, which means only one-third of our directors are elected each year. A classified board can make it harder for an acquirer to gain control by voting its candidates onto the Board of Directors and may also deter merger proposals and tender offers. At least two annual meetings of shareholders, instead of one, would generally be required to effect a change in a majority of the board.

•	Authorized Shares
Our Articles of Incorporation authorize the issuance of 11,500,000 shares of common stock and 115,000 shares of preferred stock. The shares of common stock and preferred stock were authorized in an amount greater than intended to be issued to provide our Board of Directors with flexibility to effect, among other transactions, financings, acquisitions, stock dividends, stock splits and employee stock option grants. However, these additional authorized shares may also be used by the Board of Directors to deter future attempts to gain control of the Company. The Board of Directors has sole authority to determine the terms of any one or more series of preferred stock, including voting rights, conversion rates and liquidation preferences. As a result of the ability to fix voting rights for a series of preferred stock, the board has the power to issue a series of preferred stock that would have the effect of discouraging or blocking a post-tender offer merger or other transaction by a third party.
•	Shareholder Rights Plan
Our Board of Directors has adopted a shareholder rights plan. Any rights under the Plan will expire on April 19, 2010 unless previously redeemed or extended. The rights plan is intended to improve the bargaining position of our Board of Directors in the event of an unsolicited offer to acquire the Company’s outstanding common stock. Under the terms of the rights plan, a preferred stock purchase right is attached to each share of our common stock that is currently outstanding or becomes outstanding before the rights become exercisable, are redeemed or expire. The rights will become exercisable only if an individual or group has acquired or obtained the right to acquire or announced a tender or exchange offer that if consummated would result in such individual or group acquiring, beneficial ownership of more than 15% (or up to 20% with the prior approval of the Board of Directors) of our outstanding common stock. Upon the occurrence of a triggering event, the rights will entitle every holder of our common stock, other than the acquirer, to purchase our stock or stock of our successor on terms that would likely be economically dilutive to the acquirer. Our Board of Directors, however, has the power to amend the rights plan so that it does not apply to a particular acquisition proposal or to redeem the rights for a nominal value before they become exercisable. We believe these features will likely encourage an acquirer to negotiate with our Board of Directors before commencing a tender offer or to condition a tender offer on the board taking action to prevent the rights from becoming exercisable.
Effective March 18, 2009, the Company and its largest shareholder GAMCO Investors, Inc. (“GAMCO”), and the other affiliated Gabelli group of companies and funds (collectively the “Gabelli Group”), entered into a letter agreement, pursuant to which GAMCO and the Gabelli Group have been granted an exemption to collectively purchase up to, but not equal to, 20% of the Company’s outstanding shares of common stock, subject to terms set forth in the letter agreement.
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

Approval by the NHPUC would be required for any acquisition of the Company, and the NHPUC would consider factors other than what is in the best interest of our shareholders.
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
Pennichuck Water owns a building in Nashua that serves as an operations center and storage facility for our construction and maintenance activities.
Pennichuck Water leases approximately 20,000 square feet of office space located in Merrimack, New Hampshire. This office space serves as Pennichuck Corporation’s headquarters. The lease expires in April 2014, with Pennichuck Water having the option to terminate the lease on April 30, 2011 without penalty.
The properties used in our regulated water utility business are described in Part I, Item 1, “Business” under the heading “Regulated Water Utilities” in this Annual Report on Form 10-K, which is incorporated herein by reference. The properties used in our real estate operations are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Real Estate Operations” in this Annual Report on Form 10-K, which is incorporated herein by reference.
Except as discussed in Note 9, “Debt” in Part II, Item 8 in this Annual Report on Form 10-K, there are no mortgages or encumbrances on our properties.

Item 3.	LEGAL PROCEEDINGS
The City of Nashua, New Hampshire (the “City”) is engaged in an ongoing effort that began in 2002 to acquire all or a significant portion of the assets of Pennichuck Water, our largest utility subsidiary, through an eminent domain proceeding under NHRSA Chapter 38, as well as the assets of Pennichuck East and Pittsfield Aqueduct. In January 2005, the NHPUC ruled that the City could not use the eminent domain procedure to acquire any of the assets of Pennichuck East or Pittsfield aqueduct. On July 25, 2008, the NHPUC issued its order in this matter, ruling that a taking of the assets of Pennichuck Water is in the public interest provided certain conditions are met, and provided that it pays to Pennichuck Water $203 million for such assets determined as of December 31, 2008. The conditions include a requirement that Nashua pay an additional $40 million into a mitigation fund to protect the interests of the customers of Pennichuck East and Pittsfield Aqueduct. Another condition is that the City submit to the NHPUC, for its advance approval, the final operating contracts between the City and its planned contractors. The remaining conditions cover various aspects of the operation and oversight of the water system under City ownership. Both the Company and the City filed motions for rehearing or reconsideration before the NHPUC which were denied in an order dated March 16, 2009. Subsequently, both the Company and the City of Nashua appealed the NHPUC order to the New Hampshire Supreme Court. Oral arguments before the Supreme Court occurred on January 21, 2010 and the Company expects that the Supreme Court will likely render its decision in March or April 2010. See Part I, Item 1, “Business” for a discussion of the background of the proceeding, various issues and uncertainties associated with the proceeding and the possible outcomes of the proceeding, which discussion is incorporated by reference into this Item. We are opposed to the City’s proposed eminent domain taking of Pennichuck Water, Pennichuck East and Pittsfield Aqueduct’s assets. The Company has stated publicly, however, that it remains open to engaging in settlement discussions with the City aimed at resolving this dispute outside of eminent domain.
As previously noted in the Company’s Form 8-K filed on December 10, 2009, the City of Nashua announced on December 8, 2009 that it had notified its investment bankers and other advisors to cease any current work on behalf of the City in connection with a possible negotiated settlement with the Company, and that the City will continue to vigorously pursue its pending Supreme Court appeal. In its announcement, the City stated that although it was not foreclosing the possibility of further discussions, it is not prepared to pursue a transaction at a value in excess of the City’s view of the Company’s fair market value under the circumstances. The City also stated that, in the view of its advisers and based upon publicly available information, the fair market value for the Company, including our principal subsidiary Pennichuck Water, is “about $25 per share.” The Company has noted that the valuation of Pennichuck by the City’s advisers is materially less than the valuation of Pennichuck Water determined by the NHPUC in the eminent domain proceeding.
Even if the City ultimately is successful in obtaining a final determination that it can take some or all of the assets of Pennichuck Water, Pennichuck East and Pittsfield Aqueduct by eminent domain, it is not required under NHRSA Ch. 38 to complete the taking and could ultimately choose not to proceed with the purchase of the assets. The Company cannot predict the ultimate outcome of these matters. It is possible that, if the acquisition efforts of the City are successful, the financial position of the Company would be materially impacted.
See Part I, Item 1A, “Risk Factors” for a discussion of various risks and uncertainties associated with this proceeding.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K, no matters were submitted to a vote of security holders.
PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the NASDAQ Global Market and trades under the symbol “PNNW.” On March 1, 2010, there were approximately 600 holders of record of the 4,655,963 shares of our common stock outstanding. The closing price per share of our common stock on March 1, 2010 was $21.10. The following table sets forth the comparative market prices per share of our common stock based on the high and low sale prices as reported on the NASDAQ Global Market during the applicable periods and the cash dividends declared per share by our Company during those periods.

			Dividends
Period	High	Low	Declared
2009
Fourth Quarter	$24.50	$20.44	$.175
Third Quarter	24.80	21.01	.175
Second Quarter	23.24	19.69	.175
First Quarter	21.90	16.56	.175

2008
Fourth Quarter	$23.45	$14.75	$.165
Third Quarter	23.79	19.25	.165
Second Quarter	24.61	21.05	.165
First Quarter	28.48	20.89	.165
We expect to continue to pay comparable cash dividends in the future, subject to the terms of our debt agreements. Certain covenants in Pennichuck Water’s and Pennichuck East’s loan agreements, as well as our Bank of America revolving credit loan agreement, effectively restrict our ability to upstream dividends from Pennichuck Water and Pennichuck East, as well as to pay dividends to our shareholders, under certain circumstances.
Several of Pennichuck Water’s loan agreements contain a covenant that requires it to maintain a minimum net worth of $4.5 million. As of December 31, 2009, Pennichuck Water’s net worth was $52.6 million. One of Pennichuck East’s loan agreements contains a covenant that requires it to maintain a minimum net worth of $1.5 million. As of December 31, 2009, Pennichuck East’s net worth was $5.6 million. Additionally, our Bank of America revolving credit loan agreement contains a covenant that requires we maintain a minimum consolidated tangible net worth of $45.2 million ($37.0 million plus the amount of equity proceeds subsequent to December 31, 2007). As of December 31, 2009, our consolidated tangible net worth was $55.2 million. See Note 9, “Debt” in Part II, Item 8 in this Annual Report on Form 10-K for further discussion regarding these and other debt covenants.

The following graph provides a comparison of the yearly cumulative total shareholder return on the common stock of our Company for the last five years with the yearly cumulative total return of the Standard & Poor’s 500 Index and the average yearly cumulative total return of an industry peer group over the same period, assuming a $100 investment on December 31, 2004. All of these cumulative returns are computed assuming the reinvestment of dividends at the frequency with which dividends were paid during applicable years. Historical stock performance during this period may not be indicative of future stock performance.

	Base Period
Company Name / Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09

Pennichuck Corporation	100	107.86	110.19	149.40	118.23	125.69
S&P 500 Index	100	104.91	121.48	128.16	80.74	102.11
Russell 2000 Index	100	104.55	123.76	121.82	80.66	103.89
New peer group (1)	100	105.69	110.45	110.66	102.35	116.31
Old peer Group (2)	100	131.31	131.56	125.67	121.41	112.54

We revised our peer group to include only the other small public water companies that have franchise areas in the eastern United States and also switched to the Russell 2000 Index from the S&P 500 Index because it includes other similarly sized companies.

(1)	The new peer group companies consist of Artesian Resources Corporation, Connecticut Water Service Inc., Middlesex Water Company, and The York Water Company.

(2)
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
Information on equity compensation plans required by Item 5 is incorporated by reference herein from the section in the Company’s Proxy Statement entitled “Equity Compensation Plan Information.”

Item 6.	SELECTED FINANCIAL DATA
We have derived the selected historical financial data as of and for each of the years presented from our audited financial statements and related notes. You should read the information below in conjunction with our historical financial statements and related notes appearing in Part II, Item 8 in this Annual Report on Form 10-K and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Part II, Item 7 in this Annual Report on Form 10-K.

(in thousands, except share	For the Year Ended December 31,
and per share data)	2009	2008	2007	2006	2005

Consolidated Statements of Income:
Operating revenues	$32,772	$30,979	$29,535	$24,481	$23,864

Operating expenses:
Operations and maintenance	17,108	16,702	16,019	15,388	13,918
Depreciation and amortization	4,087	4,001	3,482	3,200	2,966
Taxes other than income taxes	3,585	2,866	2,368	2,240	2,149

Total operating expenses	24,780	23,569	21,869	20,828	19,033

Operating income	7,992	7,410	7,666	3,653	4,831
Eminent domain and regulatory investigation expenses, net	(499)	(217)	(897)	(2,355)	(2,391)
Net (loss) earnings from investments accounted for under the equity method	(4)	3,390	60	(34)	15
Other (expense) income, net	(36)	(110)	1,255	713	41
Allowance for funds used during construction	149	453	517	1,015	318
Interest income	1	187	166	428	226
Interest expense	(3,658)	(3,649)	(2,875)	(2,501)	(2,275)

Income before provision for income taxes	3,945	7,464	5,892	919	765
Provision for income taxes	(1,563)	(2,743)	(2,311)	(349)	(291)
Minority interest	—	—	—	—	3

Net income	$2,382	$4,721	$3,581	$570	$477

Earnings per common share (diluted)	$0.55	$1.11	$0.84	$0.14	$0.13

Weighted average shares outstanding (diluted)	4,294,013	4,266,129	4,269,241	4,215,724	3,709,962

Cash dividends declared per common share	$0.70	$0.66	$0.66	$0.66	$0.66

(in thousands, except share	As of December 31,
and per share data)	2009	2008	2007	2006	2005

Consolidated Balance Sheets:
Property, plant and equipment, net	$154,803	$151,319	$140,326	$124,160	$102,093
Total assets	177,605	174,954	168,588	144,905	133,586
Line of credit	—	1,465	—	—	—
Current portion of long-term debt	5,897	5,199	6,675	474	118
Long-term debt including current portion	60,176	64,785	64,672	48,170	41,456
Shareholders’ equity	55,219	47,780	45,565	44,550	45,636
Total capitalization including line of credit	115,395	114,030	110,237	92,720	87,092

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Pennichuck Corporation is a non-operating holding company whose income is derived from the earnings of its five wholly-owned subsidiaries. We are engaged primarily in the collection, storage, treatment and distribution of potable water for domestic, industrial, commercial and fire protection service in New Hampshire through our three utility subsidiaries: Pennichuck Water, Pennichuck East and Pittsfield Aqueduct. Our regulated water utility revenues constituted 91.5% and 91.4% of our revenues in 2009 and 2008, respectively. Pennichuck Water, our principal subsidiary which was established in 1852, accounted for 71.4% and 71.3% of our 2009 and 2008 revenues, respectively. Pennichuck Water’s franchise area presently includes the City of Nashua, New Hampshire and 10 surrounding municipalities.
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
Southwood is engaged in real estate management and commercialization activities. Historically, most of Southwood’s activities were conducted through real estate joint ventures. Over the past 10 years, Southwood has participated in four joint ventures with John P. Stabile II, a local developer. Southwood’s earnings have from time to time during that period contributed a significant percentage of our net income, including in the year ended December 31, 2008 (i.e., the January 2008 sale of the three commercial office buildings that comprised substantially all of the assets of HECOPs I, II, and III as more fully described in Note 7, “Equity Investments in Unconsolidated Companies” in Part II, Item 8, in this Annual Report on Form 10-K). Southwood’s contributions from the sale of real estate have increased the fluctuations in our net income during the 10-year period. While we expect that Southwood will contribute a smaller proportion of our revenues and earnings over the next several years, we expect it to pursue the environmentally responsible commercialization of our 450 acres of undeveloped land held outside our regulated utilities.
The pending eminent domain matter with the City of Nashua, New Hampshire that is described in more detail below and elsewhere in this report has had a material adverse effect on our results of operations in recent years and may have a material adverse effect on our financial condition, depending on the outcome of appeals pending before the New Hampshire Supreme Court and the ultimate outcome of settlement negotiations that have occurred, and which may continue to occur, from time to time, with the City.
As you read the Management’s Discussion and Analysis, refer to our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements in Item 8 in this Annual Report on Form 10-K.
Forward-Looking Statements
Certain statements in this Annual Report on Form 10-K, including certain statements in Management’s Discussion and Analysis are forward-looking statements intended to qualify for safe harbors from liability under the Private Securities Litigation Reform Act of 1995, as amended (and codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). The statements are made based upon, among other things, our current assumptions, expectations and beliefs concerning future developments and their potential effect on us. These forward-looking statements involve risks, uncertainties and other factors, many of which are outside our control which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. In some cases you can identify forward-looking statements where statements are preceded by, followed by, or include the words “in the future,” “believes,” “expects,” “anticipates,” “plans” or similar expressions, or the negative thereof.

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
Events Significantly Affecting Our Earnings During Recent Years
Overview
Our earnings during the five-year period ended December 31, 2009 were significantly affected by the following events that occurred during one or more of the years in that period:
•	Sale of land and building owned by HECOPs I, II and III in January 2008;

•	Sale of one cell tower lease in 2006 and eight cell tower leases in 2007;

•	Rate relief granted by the NHPUC to our regulated water utilities;

•	Increased recorded amounts of allowance for funds used during construction as a result of the ongoing upgrade of our water treatment plant; and

•
Costs associated with our actions to oppose ongoing efforts by the City of Nashua to acquire all or a significant portion of the assets of our regulated water utility subsidiaries through an eminent domain proceeding under New Hampshire law.

City of Nashua’s Ongoing Eminent Domain Proceeding
The City of Nashua, New Hampshire (the “City”) is engaged in an ongoing effort that began in 2002 to acquire all or a significant portion of the assets of Pennichuck Water, our largest utility subsidiary, through an eminent domain proceeding under NHRSA Chapter 38. See Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for a discussion of the background of the proceeding, the issues and uncertainties associated with the proceeding and the possible outcomes of the proceeding which discussions are incorporated herein by reference. We are opposed to the City’s proposed eminent domain taking of Pennichuck Water assets.
Our annual eminent domain-related expenses in 2009 through 2005 were $499,000, $217,000, $897,000, $2.4 million and $2.4 million, respectively.

Critical Accounting Policies, Significant Estimates and Judgments
We have identified the accounting policies below as those policies critical to our business operations and an understanding of our results of operations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Changes in the estimates or other judgments reflected in these accounting policies could result in significant changes to the consolidated financial statements. Our critical accounting policies are as follows:
Regulatory Accounting. Accounting Standards Codification Topic 980, “Regulated Operations” prescribes generally accepted accounting principles for companies whose rates are established by or are subject to approval by an independent third-party regulator such as the NHPUC. Accordingly, we defer costs and credits on the consolidated balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the rate-making process in a period different from when the costs and credits are incurred. These deferred amounts, both assets and liabilities, are then recognized in the consolidated statements of income in the same period that they are reflected in rates charged to our water utilities’ customers. In the event that the inclusion in the rate-making process is disallowed, the associated regulatory asset or liability would be adjusted to reflect the change in our assessment or change in regulatory approval.
We have not deferred costs incurred to defend against the City of Nashua’s ongoing eminent domain proceeding against our Pennichuck Water subsidiary.
Revenue Recognition. The revenues of our regulated water utility subsidiaries are based on authorized rates approved by the NHPUC. Estimates of water utility revenues for water delivered to customers but not yet billed are accrued at the end of each accounting period. We read our customer meters on a monthly basis and record revenues based on those readings. Unbilled revenues from the last meter-reading date to the end of the accounting period are estimated based on historical usage and the effective water rates. Actual results could differ from those estimates. Accrued unbilled revenues recorded in the accompanying consolidated financial statements as of December 31, 2009 and 2008 were approximately $2.3 million and $2.9 million, respectively.
Our non-utility revenues are recognized when services are rendered. Revenues are based, for the most part, on long-term contractual rates.
Pension and Other Postretirement Benefits. Our pension and other postretirement benefit costs are dependent upon several factors and assumptions, such as employee demographics, plan design, the level of cash contributions made into the plans, earnings on the plans’ assets, the discount rate applied to estimated future payment obligations, the expected long-term rate of return on plan assets and health care cost trends.
Changes in pension and other postretirement benefit obligations associated with these factors may not be immediately recognized as costs in the consolidated statements of income, but generally are recognized in future years over the remaining average service period of the plan participants.
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
Our pension plan currently meets the minimum funding requirements of the Employee Retirement Income Security Act of 1974. We currently anticipate that we will contribute approximately $631,000 to the plan during 2010 as compared to $675,000 in 2009.

Results of Operations—General
In this section, we discuss our 2009, 2008 and 2007 results of operations and the factors affecting them. Our operating activities are discussed in greater detail in Note 5, “Business Segment Reporting” in Part II, Item 8 in this Annual Report on Form 10-K.
Results of Operations—2009 Compared to 2008
Overview
Our revenues, and consequently our net income, can be significantly affected by economic and weather conditions as well as customer conservation efforts, and in past years our net income has been significantly affected by sales of major real estate assets which have occurred from time to time. Water revenues are typically at their lowest point during the first and fourth quarters of the calendar year. Water revenues in the second and third quarters tend to be greater because of increased water consumption for non-essential usage by our customers during the late spring and summer months.
For the year ended December 31, 2009, our net income was $2.4 million, compared to net income of $4.7 million for the year ended December 31, 2008. On a per share basis, the fully diluted income per share for the year ended December 31, 2009 was $0.55, compared to fully diluted income per share of $1.11 for the year ended December 31, 2008. The principal factors that affected current period net income, relative to prior period net income, included the following:
•	A 2008 non-operating, after-tax gain of approximately $2.3 million ($3.4 million before federal income taxes) from the sale of three commercial office properties by three of our HECOP joint ventures;

•	An increase in 2009 regulated water utility operating income of $679,000;

•	An increase in 2009 eminent domain-related costs of $282,000;

•	A decrease in interest income of $186,000;

•	A decrease in allowance for funds used during construction of $304,000; and

•	A decrease in the 2009 provision for income taxes of $1.2 million.
Regulated Water Utility Operations
Our regulated water utility operations include the activities of Pennichuck Water, Pennichuck East and Pittsfield Aqueduct, each of which is regulated by the NHPUC.

Our utility operating revenues increased to approximately $30.0 million in 2009, an increase of $1.7 million, or 6.0%, over 2008, as shown in the following table.

	Year Ended December 31,
(Dollars in thousands)	2009		2008		Change

Pennichuck Water	$23,403	78%	$22,097	78%	$1,306
Pennichuck East	5,038	17%	5,088	18%	(50)
Pittsfield Aqueduct	1,552	5%	1,118	4%	434

Total	$29,993	100%	$28,303	100%	$1,690

The increase in revenues is primarily the result of the full year impact in 2009 of temporary rate increases granted to Pennichuck Water and Pittsfield Aqueduct in 2008 and a partial year effect of the permanent rate increases granted to those subsidiaries in 2009 offset, in part, by an approximately $1.7 million revenue decrease associated with reduced customer usage.
For the year ended December 31, 2009, approximately 66% of our billed water utility usage was to residential customers and approximately 29% to commercial and industrial customers, with the balance being principally from billings to municipalities. Company-wide usage for the year ended December 31, 2009 declined by approximately 6.8%, approximately half of which was the result of energy conservation programs implemented by our largest industrial customer in the third quarter of 2008. The revenue impact of these conservation programs was offset in 2009 by a make-whole provision contained in the customer’s contract.
While we believe that the current economic conditions and customer conservation efforts, as well as cool and wet weather patterns in June and July of 2009 have been the primary cause of the reduction in consumption among our residential, commercial and industrial customers (aside from the effects of the energy conservation programs implemented by the industrial customer discussed above).
We believe 2010 revenues will be favorably impacted by the full year impact of the permanent rate increases we received in August and December 2009, as discussed above and elsewhere in this Annual Report on Form 10-K, we also believe customer usage may be further decreased by additional customer conservation efforts as a result of these rate increases, as well as general customer response to various conservation focused communications and the continuing acceptance of more water efficient appliances.
For the year ended December 31, 2009, utility operating expenses increased by approximately $1.0 million, or approximately 4.8%, to approximately $22.2 million as shown in the table below.

	Year Ended December 31,
(in thousands)	2009	2008	Change

Operations & maintenance	$14,515	$14,312	$203
Depreciation & amortization	4,078	3,990	88
Taxes other than income taxes	3,587	2,867	720

Total	$22,180	$21,169	$1,011

The operations and maintenance expenses of our regulated water utility business include such categories as:
•	Water supply, treatment, purification and pumping;

•	Transmission and distribution system functions, including repairs and maintenance and meter reading; and

•	Engineering, customer service and general and administrative functions.
The $1.0 million increase in our utilities’ operating expenses over the same period in 2008 was primarily the result of the following:
•
Increased taxes other than income taxes of $720,000, principally related to increased real estate taxes resulting from capital additions in our core Pennichuck Water system, as well as increased assessed values;

•	Increased general and administrative costs of $343,000 primarily relating to increased pension and postretirement expense of $261,000;

•	Increased customer accounting expenses of $112,000, primarily associated with the additional costs of billing customers on a monthly rather than a quarterly basis;

•	Increased depreciation and amortization of $88,000 principally due to increased depreciation attributable to completed portions of the water treatment plant upgrade for Pennichuck Water; and

•	Increased transmission and distribution costs of $90,000 relating to repair or replacement of gates, mains, meters, services and hydrants; partially offset by

•	Decreased production costs of $356,000 related to lower consumption levels and lower power rates.
As a result of the above changes in operating revenue and operating expenses, regulated water utility operating income increased to $7.8 million from $7.1 million, or 9.5%, for the year ended December 31, 2009 compared to the year ended December 31, 2008.
Water Management Services
The operating income of our water management services business was $325,000 and $375,000 for the year ended December 31, 2009 and December 31, 2008, respectively. Service Corporation’s contracts with two municipalities ended on June 30, 2009 and July 31, 2009, and have not been renewed by the municipalities. The operating revenue earned from these two contracts was 5% and 10% of Service Corporation’s total revenue for the year ended December 31, 2009 and 2008, respectively.
Eminent Domain Expenses
Our eminent domain expenses were $499,000 for the year ended December 31, 2009 as compared to $217,000 for the year ended December 31, 2008. The 2009 eminent domain expenses were primarily attributable to on-going legal fees in connection with our appeal to the New Hampshire Supreme Court and, to a lesser extent, our retention of an investment banking firm in January 2009. We expect to continue to incur material eminent domain expenses in 2010.

Allowance for Funds Used During Construction (“AFUDC”)
For the year ended December 31, 2009 and 2008, we recorded AFUDC of approximately $149,000 and $453,000, respectively. The $304,000 decrease is attributable to the completion of certain large projects qualifying for AFUDC during the reported periods. We do not expect any significant amounts of AFUDC to be recorded in 2010.
Interest Income
For the years ended December 31, 2009 and 2008, we recorded interest income of approximately $1,000 and $187,000, respectively. The decrease of $186,000 is primarily attributable to lower balances in our bank and money market accounts throughout 2009, as well as lower earned rates on these balances.
Provision for Income Taxes
For the years ended December 31, 2009 and 2008, we recorded an income tax provision of $1.6 million and $2.7 million, respectively. The decrease was largely due to federal income taxes on the January 2008 gain on the sale of the real estate held by HECOP I, II, and III joint ventures. The effective income tax rate was 39.6% and 36.7%, respectively.
The State of New Hampshire income tax liability on income attributable to our Company’s four joint ventures is imposed at the LLC level, and not at the Pennichuck Corporation level (in contrast to federal income taxes). Therefore, State of New Hampshire income taxes for the joint ventures are included in “Net (loss) earnings from investments accounted for under the equity method” in the accompanying consolidated statements of income and comprehensive income. The amount of such state income taxes in 2008 was approximately $217,000. This is the principal reason why the “Provision for Income Taxes” for 2008, as a percentage of “Income Before Provision for Income Taxes,” was lower in 2008 than the statutory rate of 39.6%.
Results of Operations—2008 Compared to 2007
Overview
For the year ended December 31, 2008, our consolidated net income was $4.7 million, compared to net income of $3.6 million for the year ended December 31, 2007. On a per share basis, fully diluted income per share for 2008 was $1.11 as compared to $0.84 per share for 2007. The principal factors that affected 2008 net income, relative to prior year net income, are the following:
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
Regulated Water Utility Operations
Our water utility operations include the activities of Pennichuck Water, Pennichuck East and Pittsfield Aqueduct, each of which is regulated by the NHPUC. On a combined basis, operating income of our three utilities for the year ended December 31, 2008 was $7.1 million, a decrease of $646,000 from 2007.
Our water utility operating revenues increased to approximately $28.3 million in 2008, or 4.0% from 2007, as shown in the following table.

	Year Ended December 31,
(Dollars in thousands)	2008		2007		Change

Pennichuck Water	$22,097	78%	$21,780	80%	$317
Pennichuck East	5,088	18%	4,654	17%	434
Pittsfield	1,118	4%	783	3%	335

Total	$28,303	100%	$27,217	100%	$1,086

Water utility operating revenues increased by $1.1 million due principally to the application of higher water rates granted by the NHPUC to all three of our utilities (Pennichuck Water, Pennichuck East and Pittsfield Aqueduct) to substantially reduced water usage volumes resulting from record rainfall levels in the third quarter of 2008. Recorded rainfall in the third quarter of 2008, as reported to the National Weather Service from our Nashua water treatment plant, set an all-time record of 25 inches compared to the prior record of 20 inches in 1991 and the long-term average of 10 inches for the same period. In addition, the record rainfall was spread relatively evenly over each of the three months in the third quarter, further impacting customers’ summer irrigation and other outdoor usage during that quarter and into the fourth quarter of 2008. See Part I, Item 1, “Regulation” in this Annual Report on Form 10-K for a discussion of 2008 rate matters.

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

	Year Ended December 31,
(in thousands)	2008	2007	Change

Operations & maintenance	$14,312	$13,608	$704
Depreciation & amortization	3,990	3,468	522
Taxes other than income taxes	2,867	2,361	506

Total	$21,169	$19,437	$1,732

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
Water Management Services
The following table provides a breakdown of revenues from our non-regulated water service business for the years ended December 31, 2008 and 2007.

	Year Ended December 31,
(in thousands)	2008	2007	Change

Municipal contracts (base fees under contracts)	$1,173	$1,083	$90
Municipal contracts (additional to base scope of contracts)	623	390	233
Community system contracts	335	368	(33)
WaterTight and other	516	446	70

Total	$2,647	$2,287	$360

Municipal base contract fees increased by $90,000 primarily due to annual adjustments to the base fees charged to existing customers as a result of CPI indexed increases provided for in our contracts. The increase in additional contract work of $233,000 was due principally to major projects undertaken for our Salisbury, MA customer, additional work performed for customers to repair and restore facilities as a result of a major December 2008 ice storm, and an increase in compliance work for some of our small systems customers (i.e., arsenic removal systems and other treatment improvements). WaterTight and other income increased by $70,000 principally due to a $42,000 increase in contract testing programs.
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
Real Estate Operations
As of December 31, 2008 and 2007, the Company, principally through its Southwood subsidiary, owned approximately 450 acres of non-utility undeveloped land in southern New Hampshire. As of December 31, 2008, Southwood also held a 50% ownership interest in one real estate joint venture organized as a limited liability company. As of December 31, 2007, Southwood held a 50% ownership interest in four real estate joint ventures organized as limited liability companies.
For the year ended December 31, 2008, Southwood’s equity share of pre-tax earnings from the four real estate joint ventures (HECOPs I, II III and IV) was approximately $3.4 million, compared to $60,000 for the year ended December 31, 2007. The increase in the joint ventures pre-tax earnings was due principally to an approximately $3.4 million gain (before federal income tax) from the January 2008 sale of the three commercial real estate properties owned by three of the four joint ventures. In December 2008, the three joint ventures that had held these properties (HECOPs I, II and III) were dissolved.
The real estate assets sold by three of the four joint ventures comprised substantially all of the assets of those three joint ventures. The fourth joint venture currently owns undeveloped land and generates no revenue. Consequently, earnings or losses from these joint ventures for the foreseeable future are expected to be insignificant.
Expenses associated with our real estate operations were $59,000 and $296,000 for the years ended December 31, 2008 and 2007, respectively. The decrease of $237,000 was attributable to a decrease in salaries and benefits of approximately $177,000 and a decrease in the intercompany management fee of $47,000.
In 2009, we determined that our real estate operations conducted through Southwood was no longer a reportable business segment as a result of the sale and dissolution of substantially all of Southwood’s joint ventures and the expectation of limited activity in the foreseeable future. Therefore we have reported financial information relating to our real estate operations under “Other” segments for 2009 in Note 5 of the consolidated financial statements.

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
Interest Income
For the year ended December 31, 2008 and 2007, we recorded interest income of approximately $187,000 and $166,000, respectively. The increase of $21,000 is primarily attributable to higher balances in our money market accounts throughout the year.
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
Provision for Income Taxes
For the year ended December 31, 2008 and 2007, we recorded an income tax provision of $2.7 million and $2.3 million, respectively. The increase was primarily due to federal income taxes on the gain on the sale of the real estate held by the HECOPs I, II, and III joint ventures. The effective income tax rate for these periods was 36.7% and 39.2%, respectively.
The State of New Hampshire income tax liability on income attributable to our Company’s four joint ventures is imposed at the limited liability company level, and not at the Pennichuck Corporation level (in contrast to federal income taxes). Therefore, State of New Hampshire income taxes are reflected under “Net (loss) earnings from investments accounted for under the equity method” in the accompanying consolidated statements of income. The amount of such state taxes is approximately $217,000. This is why the “Provision for Income Taxes” for 2008, as a percentage of “Income Before Provision for Income Taxes,” is lower in 2008 than it was for 2007.

Liquidity and Capital Resources
Overview
Our primary sources of funds are cash flow from utility operations, cash proceeds from the commercialization of portions of our non-utility real estate holdings, borrowings pursuant to our bank revolving credit facility and proceeds from the sale of long-term debt and equity securities. Our primary uses of funds are capital expenditures associated with our continuous utility construction programs, dividends on our common stock payable as and when declared by our Board of Directors and repayments of principal on our outstanding debt obligations, whether pursuant to scheduled sinking fund payments or final maturities.
For the past several years, cash flows have fluctuated largely based on four factors: (i) weather, (ii) amount and timing of rate increases, (iii) gains recognized on the sale of non-utility real estate and cell tower leases, as discussed above, and (iv) costs associated with the City of Nashua’s ongoing eminent domain proceeding.
During the period from 2007 through 2009, in addition to cash flow from operations, we generated $39.4 million of proceeds from long-term borrowings. We also generated an aggregate $8.3 million during the same period through a public offering of common stock, our Dividend Reinvestment and Common Stock Purchase Plan (“DRCSPP”) and the exercise of stock options.
We borrowed $4.5 million on March 1, 2010 pursuant to a 20-year amortizing loan at the London Interbank Offered Rate (“LIBOR”) plus 1.75%. We also entered into an interest rate swap to fix the interest rate at 5.95%.
Capital Expenditures Program
We expect our capital expenditures to moderate during the period 2010 through 2012 due to the completion in 2009 of our water treatment plant during the first half of 2009. The following table summarizes our expected capital expenditure requirements for the 2010 to 2012 period.

(in thousands)	2010	2011	2012

Utility — water treatment plant upgrade	$50	$—	$—
Utility — other plant additions	8,555	7,525	7,525

Total	$8,605	$7,525	$7,525

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

2010-2012 External Financing Requirements
We repaid $5 million of 5% senior notes due March 4, 2010 with cash on hand and the proceeds of a $4.5 million 20 year amortizing loan at LIBOR plus 1.75%. We also have four loans approved as of December 31, 2009 through the American Recovery and Reinvestment Act of 2009 and the State of New Hampshire Revolving Fund (“SRF”) program. These four loans, totaling approximately $2.1 million, were not drawn as of December 31, 2009. We expect to borrow the entire $2.1 million in 2010.
We have applied, and will continue to apply, for long-term debt funds directly from the SRF program. Funds provided under SRF loans carry long-term fixed interest rates set with reference to various Municipal Bond Indices, which rates are generally below the rates for comparable U.S. Treasury securities of like maturity. As of December 31, 2009, we had eight outstanding SRF loans with aggregate principal balances outstanding of approximately $6.5 million. Funds available for future advances, on these loans, as of December 31, 2009 totaled approximately $616,000. The construction associated with these available loans will not be completed until the fall of 2010.
We expect that the majority of the remainder of our 2010-2012 funding requirements will be provided by cash flow from our operations (after payment of dividends on common stock but before repayment of current principal due on long-term debt), short term borrowings, and to a lesser extent, through the issuance of common stock pursuant to our DRCSPP.
Our timing and mix of future debt and equity financing is subject to a number of factors including, but not limited to, (i) debt and equity market conditions; (ii) the need to maintain a balanced capital structure in order to preserve financial flexibility and to manage the overall cost of capital; (iii) certain debt issuance covenants as contained in our outstanding loan agreements, and (iv) the impact of the ongoing eminent domain dispute on our ability to raise debt or equity capital and the cost of such capital. There is no assurance that we will be able to complete all or any of the future debt and equity financings described below or to complete them on a timely basis.
The receipt of timely and adequate rate relief will also be critically important in providing us cash flow from operations and the ability to access credit and permanent capital, both debt and equity, at reasonable costs and terms. We are unable, however, to predict the outcome of our future rate relief filings.

Significant Financial Covenants
Our $16 million revolving credit loan agreement with Bank of America expires June 30, 2011. This agreement contains three financial maintenance tests which must be met on a quarterly basis. Capitalized terms listed below are used herein as defined in the revolving credit loan agreement. These maintenance tests are as follows:
•	our Fixed Charge Coverage Ratio must exceed 1.2x;

•	our Tangible Net Worth must exceed $37.0 million, plus new equity issued subsequent to December 2007; and

•	our Funded Debt (less certain cash and short-term investment balances, if any) must not exceed 65% of our Total Capitalization.
Also, various Pennichuck Water and Pennichuck East loan agreements contain tests that govern the issuance of additional indebtedness. Capitalized terms listed below are used herein as defined in the revolving credit loan agreement. These issuance tests are as follows:
•
to issue Short-Term Debt, the sum of our Short-Term Debt and Funded Debt may not exceed 65% of our Short-Term Debt, Funded Debt and Capital and all Stock Surplus accounts (unless the new Short-Term Debt is subordinated to existing debt);

•	to issue long-term debt, our Funded Debt generally may not exceed 60% of our Net Amount of Capital Proper; and

•	to issue long-term debt, our Earnings Available for Interest divided by our Interest Expense must exceed 1.5x.
Several of Pennichuck Water’s loan agreements contain a covenant that prevents Pennichuck Water from declaring dividends if Pennichuck Water does not maintain a minimum net worth of $4.5 million. As of December 31, 2009, Pennichuck Water’s net worth was $52.6 million. One of Pennichuck East’s loan agreements contains a covenant that prevents Pennichuck East from declaring dividends if Pennichuck East does not maintain a minimum net worth of $1.5 million. As of December 31, 2009, Pennichuck East’s net worth was $5.6 million.
As of December 31, 2009, we were in compliance with all of our financial covenants. Our ability to incur significant additional long-term debt and to continue to satisfy these tests depends, among other factors, on receipt of timely and adequate rate relief.
Quarterly Dividends
One of our primary uses of funds is dividends on our common stock, payable as and when declared by our Board of Directors. We have paid dividends on our common stock each year since 1856. On January 27, 2010, the Board of Directors declared a first quarter common stock dividend of $0.18 per share payable March 1, 2010 to shareholders of record February 15, 2010. The first quarter dividend amount results in an indicated annual rate of $0.72 per share. We expect to continue to pay comparable cash dividends in the future, subject to the terms of our debt agreements, as more fully discussed above.
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

In October 2005, Pennichuck Water completed a $49.5 tax-exempt debt financing with the New Hampshire Bond Finance Authority (“BFA”). The BFA acts solely as a passive conduit to the tax-exempt bond markets with us acting as the obligor for the associated tax-exempt debt. As of December 31, 2009 we had borrowed $38.1 million of the $49.5 million offering. The remaining $11.4 million was placed in escrow for the sole benefit of bondholders with no recourse to us and hence we have not recorded the associated debt as a long-term liability. As a result of the recent completion of our $40 million water treatment plant upgrade and the generation of approximately $7.5 million of equity capital, net of expense, in December 2009, we currently do not expect to draw upon these funds when the escrow matures in July 2010.
We had one interest rate financial instrument, an interest rate swap, which qualified as a derivative, as described in Note 9, “Debt” in Part II, Item 8 in this Annual Report on Form 10-K. This interest rate swap expired in accordance with its terms on December 31, 2009.
Contractual Obligations
The following table discloses aggregate information about our contractual obligations as of December 31, 2009 and the periods in which payments are due:

					More
		Less than	1 to 3	3 to 5	Than
(in thousands)	Total	1 Year	Years	Years	5 Years

Long-term debt obligations (1)	$60,488	$5,897	$1,810	$1,804	$50,977
Estimated interest on long-term debt	48,785	2,883	5,564	5,353	34,985
Short-term borrowings	—	—	—	—	—
Operating lease obligations	507	362	145	—	—
Pension and retiree medical costs (2)	5,146	696	1,282	1,334	1,834

Total	$114,926	$9,838	$8,801	$8,491	$87,796

(1)	Represents debt maturities including current maturities.

(2)	Pension and retiree medical costs beyond 2009 are estimated as they may be impacted by such factors as return on pension assets, changes in the number of plan participants and future salary increases.
In May 2008, Pennichuck Water renegotiated its long-term lease arrangement for approximately 20,000 square feet of office space located in Merrimack, New Hampshire. This office space serves as Pennichuck Corporation’s headquarters. The renegotiated lease expires in April 2014, with Pennichuck Water having the option to terminate the lease on April 30, 2011 without penalty.
Pension Plan. We maintain a defined benefit pension plan covering substantially all of our employees. We use key assumptions when computing the estimated annual pension expense. These assumptions are (i) the discount rate applied to the projected benefit obligation, (ii) the long-term rate of return on plan assets and (iii) the long-term rate of future increases in compensation. A lower discount rate increases the present value of our pension obligations and our annual pension funding. Our expected long-term rate of return on pension plan assets is based on the plan’s expected asset allocation, expected returns on various classes of plan assets as well as historical returns. We assumed a long-term rate of return on pension plan assets of 7.5% in 2009, 2008 and 2007. In addition, we assumed an increase in participant compensation levels of 3.0% in 2009, 2008 and 2007. These key assumptions are reviewed annually and are updated periodically to reflect the plan’s experience. Actual results in any given year will often differ from our actuarial assumptions because of economic and other conditions and may impact the amount of funding we contribute to the plan.

Dividend Reinvestment and Common Stock Purchase Plan
We offer a Dividend Reinvestment and Common Stock Purchase program. Under this program, our shareholders, employees and customers may reinvest all or a portion of their common stock dividends into shares of common stock at prevailing market prices. We also accept optional cash payments to purchase additional shares at 100% of the prevailing market prices. This program has provided us with additional common equity of $130,000 in 2009 and $158,000 in 2008.
Environmental Matters
Our regulated water utility subsidiaries are subject to the water quality regulations set forth by the Environmental Protection Agency (“EPA”) and the New Hampshire Department of Environmental Services (“DES”). The EPA is required to periodically set new maximum contaminant levels for certain chemicals as required by the federal Safe Drinking Water Act. The quality of our treated water currently meets or exceeds all standards set by the EPA and the DES. However, increased monitoring and reporting standards have led to additional operating costs for us. Any additional monitoring and testing costs arising from future EPA and DES mandates should eventually be recovered through water rates in our utilities’ future rate filings.
Pennichuck Water’s filtration plant in Nashua is impacted by the Interim Enhanced Surface Water Treatment Rule (“Rule”), which established a new turbidity standard of 0.3 Nephelometric Turbidity Units or NTU. Turbidity is a measure of sediment or foreign particles that are suspended in the water. Through December 31, 2009, Pennichuck Water had expended an aggregate $39 million of capital expenditures on upgrades to its water treatment plant in order to comply with the Rule.
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
Information regarding market risk of our Company and our subsidiaries is presented in Note 6, “Financial Measurement and Fair Value of Financial Instruments” and Note 9, “Debt” in Part II, Item 8 in this Annual Report on Form 10-K.
We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to significant market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. As described below, we had one interest rate financial instrument, an interest rate swap, which qualified as a derivative, as described in Note 9, “Debt” in Part II, Item 8 in this Annual Report on Form 10-K. That interest rate swap expired in accordance with its terms on December 31, 2009.
We are subject to commodity price risks associated with price increases for chemicals, electricity and other commodities. These risks are reduced through contracts and the ability to recover price increases through rates. Non-performance by our commodity suppliers can have a material adverse impact on our results of operations, cash flows and financial position.
Our exposure to financial market risk results primarily from fluctuations in interest rates. We are exposed to changes in interest rates primarily from our revolving credit facility. Our revolving credit facility, which includes a total borrowing capacity of $16.0 million, permits us to borrow, re-pay and re-borrow, in varying amounts and from time to time at our discretion through June 30, 2011. We had no borrowings under our revolving credit facility as of December 31, 2009. Borrowings under this credit facility bear interest rates at prime or LIBOR plus 1.2% to 1.7% (based on the results of various financial ratios). The applicable margin as of December 31, 2009 was 1.45%. During 2010, we expect to utilize a portion of this facility from time to time to fund our short-term cash requirements.

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
In assessing the effectiveness of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. As a result of management’s assessment and based on the criteria in the framework, management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, ParenteBeard LLC, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. Their report appears on the following page.

/s/ Duane C. Montopoli	/s/ Thomas C. Leonard

Duane C. Montopoli	Thomas C. Leonard
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
March 4, 2010

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Pennichuck Corporation
We have audited Pennichuck Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related statements of income, shareholders’ equity, comprehensive income, and cash flows of Pennichuck Corporation, as well as the financial statement schedules listed in the accompanying index, and our report dated March 4, 2010 expressed an unqualified opinion.
/s/ ParenteBeard LLC
Reading, Pennsylvania
March 4, 2010

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Pennichuck Corporation
We have audited the accompanying consolidated balance sheets of Pennichuck Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules listed in the accompanying index. The Company’s management is responsible for these consolidated financial statements and schedules. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedules referred to above present fairly when considered in relation to the basic consolidated financial statements taken as a whole, in all material respects, the information set forth therein.
As described in Note 1 to the consolidated financial statements, the previously filed consolidated balance sheet as of December 31, 2008 and statements of cash flows for the years ended December 31, 2008 and 2007 have been restated due to the change in the Company’s policy relating to the classification of certain short-term investments as cash and cash equivalents.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Pennichuck Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2010 expressed an unqualified opinion.
/s/ ParenteBeard LLC
Reading, Pennsylvania
March 4, 2010

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of December 31,
	2009	2008
		(restated)
ASSETS
Property, Plant and Equipment, net	$154,803	$151,319

Current Assets:
Cash and cash equivalents	1,570	1,096
Accounts receivable, net of allowance of $53 and $37 in 2009 and 2008, respectively	2,064	2,142
Unbilled revenue	2,287	2,941
Materials and supplies	727	889
Deferred and refundable income taxes	1,636	667
Prepaid expenses	1,170	1,134

Total Current Assets	9,454	8,869

Other Assets:
Deferred land costs	2,474	2,457
Deferred charges and other assets	10,760	12,195
Investment in real estate partnerships	114	114

Total Other Assets	13,348	14,766

TOTAL ASSETS	$177,605	$174,954

The accompanying notes are an integral part of these consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — CONTINUED
(in thousands, except share and per share data)

	As of December 31,
	2009	2008
		(restated)
SHAREHOLDERS’ EQUITY AND LIABILITIES
Shareholders’ Equity:
Common stock—$1 par value Authorized—11,500,000 shares in 2009 and 2008 Issued—4,652,260 and 4,253,398 shares, respectively Outstanding—4,651,058 and 4,252,196 shares, respectively	$4,652	$4,253
Additional paid in capital	40,619	33,092
Retained earnings	10,086	10,684
Accumulated other comprehensive loss	—	(111)
Treasury stock, at cost; 1,202 shares in 2009 and 2008	(138)	(138)

Total Shareholders’ Equity	55,219	47,780

Preferred stock, no par value, 115,000 shares authorized, no shares issued in 2009 and 2008	—	—

Commitments and contingencies (Note 4)

Long-term Debt, Less Current Portion	54,279	59,586

Current Liabilities:
Line of credit	—	1,465
Current portion of long-term debt	5,897	5,199
Accounts payable	1,104	1,326
Accrued interest payable	721	804
Accrued liability — retainage	480	1,049
Customer deposits and other current liabilities	660	919

Total Current Liabilities	8,862	10,762

Deferred Credits and Other Reserves:
Deferred income taxes	18,776	15,135
Deferred investment tax credits	768	801
Regulatory liability	839	872
Postretirement health benefit obligation	1,656	1,800
Accrued pension liability	4,031	4,601
Other liabilities	1,549	1,687

Total Deferred Credits and Other Reserves	27,619	24,896

Contributions in Aid of Construction	31,626	31,930

TOTAL SHAREHOLDERS’ EQUITY AND LIABILITIES	$177,605	$174,954

The accompanying notes are an integral part of these consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)

	Years Ended December 31,
	2009	2008	2007

Operating Revenues	$32,772	$30,979	$29,535

Operating Expenses:
Operations and maintenance	17,108	16,702	16,019
Depreciation and amortization	4,087	4,001	3,482
Taxes other than income taxes	3,585	2,866	2,368

Total Operating Expenses	24,780	23,569	21,869

Operating Income	7,992	7,410	7,666

Eminent domain expenses, net	(499)	(217)	(897)
Net (loss) earnings from investments accounted for under the equity method	(4)	3,390	60
Other (expense) income, net	(36)	(110)	1,255
Allowance for funds used during construction	149	453	517
Interest income	1	187	166
Interest expense	(3,658)	(3,649)	(2,875)

Income Before Provision for Income Taxes	3,945	7,464	5,892

Provision for Income Taxes	1,563	2,743	2,311

Net Income	$2,382	$4,721	$3,581

Earnings Per Common Share:
Basic	$0.56	$1.11	$0.85
Diluted	$0.55	$1.11	$0.84

Weighted Average Common Shares Outstanding
Basic	4,274,174	4,240,410	4,221,652
Diluted	4,294,013	4,266,129	4,269,241
The accompanying notes are an integral part of these consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share data)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock
Balances as of December 31, 2006	4,215,467	$4,216	$32,488	$7,966	$18	$(138)
Net income	—	—	—	3,581	—	—
Dividend reinvestment plan	7,003	7	164	—	—	—
Stock-based compensation	—	—	49	—	—	—
Common dividends declared—$.66 per share	—	—	—	(2,786)	—	—
Exercise of stock options	4,567	4	71	—	—	—
Other comprehensive loss:
Unrealized loss on derivatives, net of tax benefit of $(39)	—	—	—	—	(59)	—
Reclassification adjustment for net gains realized in net income, net of taxes of $(11)	—	—	—	—	(16)	—

Balances as of December 31, 2007	4,227,037	4,227	32,772	8,761	(57)	(138)
Net income	—	—	—	4,721	—	—
Dividend reinvestment plan	7,073	7	151	—	—	—
Stock-based compensation	—	—	65	—	—	—
Common dividends declared—$.66 per share	—	—	—	(2,798)	—	—
Exercise of stock options	19,288	19	104	—	—	—
Other comprehensive loss:
Unrealized loss on derivatives, net of tax benefit of $(70)	—	—	—	—	(105)	—
Reclassification adjustment for net loss realized in net income, net of tax benefit of $34	—	—	—	—	51	—

Balances as of December 31, 2008	4,253,398	$4,253	$33,092	$10,684	$(111)	$(138)

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — CONTINUED
(in thousands, except share and per share data)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock
Balances as of December 31, 2008	4,253,398	$4,253	$33,092	$10,684	$(111)	$(138)
Net income	—	—	—	2,382	—	—
Common stock offering	387,000	387	7,149
Dividend reinvestment plan	5,793	6	124	—	—	—
Stock-based compensation	—	—	74	—	—	—
Common dividends declared—$.70 per share	—	—	—	(2,980)	—	—
Exercise of stock options	6,069	6	72	—	—	—
Tax effect of disqualifying dispositions	—	—	108	—	—	—
Other comprehensive income:
Unrealized loss on derivatives, net of tax benefit of $(6)	—	—	—	—	(9)	—
Reclassification adjustment for net loss realized in net income, net of tax benefit of $80	—	—	—	—	120	—

Balances as of December 31, 2009	4,652,260	$4,652	$40,619	$10,086	$—	$(138)

The accompanying notes are an integral part of these consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2009	2008	2007

Net income	$2,382	$4,721	$3,581

Other comprehensive income (loss):
Unrealized loss on derivatives	(15)	(175)	(98)
Reclassification of net loss (gains) realized in net income	200	85	(27)
Income tax (expense) benefit relating to other comprehensive income (loss)	(74)	36	50

Other comprehensive income (loss)	111	(54)	(75)

Comprehensive income	$2,493	$4,667	$3,506

The accompanying notes are an integral part of these consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2009	2008	2007
		(restated)	(restated)
Operating Activities:
Net income	$2,382	$4,721	$3,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,286	4,201	3,907
Amortization of original issue discount	12	12	12
Amortization of deferred investment tax credits	(33)	(33)	(33)
Provision for deferred income taxes	2,012	2,100	1,939
Equity component of allowance for funds used during construction	(65)	(190)	(235)
Undistributed loss (earnings) in real estate partnerships	4	6	(60)
Stock-based compensation expense	74	65	49
Changes in assets and liabilities:
Decrease (increase) in accounts receivable and unbilled revenue	732	(421)	229
Decrease (increase) in refundable income taxes	586	(972)	285
Decrease (increase) decrease in materials and supplies	162	259	(471)
(Increase) decrease in prepaid expenses	(36)	(223)	11
Decrease (increase) in deferred charges and other assets	1,829	(1,940)	860
(Decrease) increase in accounts payable	(222)	(1,841)	604
(Decrease) increase in accrued interest payable	(83)	190	26
(Decrease) increase in other	(1,494)	2,152	614

Net cash provided by operating activities	10,146	8,086	11,318

Investing Activities:
Purchase of property, plant and equipment, including debt component of allowance for funds used during construction	(8,168)	(14,688)	(17,968)
Proceeds from sales of property, plant and equipment	113	—	—
Increase in investment in real estate partnership and deferred land costs	(21)	(23)	(301)
Distributions in excess of earnings in investment in real estate partnerships	—	414	—

Net cash used in investing activities	$(8,076)	$(14,297)	$(18,269)

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
(in thousands)

	Years Ended December 31,
	2009	2008	2007
		(restated)	(restated)
Financing Activities:
Change in line of credit, net	$(1,465)	$1,465	$—
Payments on long-term debt	(5,309)	(21,685)	(476)
Contributions in aid of construction	41	118	459
Proceeds from long-term borrowings	687	21,780	16,959
Debt issuance costs	(422)	(889)	(730)
Proceeds from issuance of common stock and dividend reinvestment plan	7,852	281	246
Dividends paid	(2,980)	(2,798)	(2,786)

Net cash (used in) provided by financing activities	(1,596)	(1,728)	13,672

Increase (decrease) in cash and cash equivalents	474	(7,939)	6,721
Cash and cash equivalents, beginning of year	1,096	9,035	2,314

Cash and cash equivalents, end of year	$1,570	$1,096	$9,035

Supplemental disclosure on cash flow and non-cash items for the three years ended December 31, 2009, 2008 and 2007 is presented below.

(in thousands)	2009	2008	2007
Cash paid (refunded) during the year for:
Interest	$3,530	$3,248	$2,669

Income taxes	$(1,084)	$1,677	$146

Non-cash items:
Contributions in aid of construction	$346	$943	$2,270

The accompanying notes are an integral part of these consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Description of Business, Non-recurring Items and Summary of Significant Accounting Policies
The terms “we,” “our,” “our Company,” and “us” refer, unless the context suggests otherwise, to Pennichuck Corporation (the “Company”) and its subsidiaries, Pennichuck Water Works, Inc. (“Pennichuck Water”), Pennichuck East Utility, Inc. (“Pennichuck East”), Pittsfield Aqueduct Company, Inc. (“Pittsfield Aqueduct”), Pennichuck Water Service Corporation (“Service Corporation”) and The Southwood Corporation (“Southwood”).
Description of Business:
We are an investor-owned holding company headquartered in Merrimack, New Hampshire. We have five wholly-owned operating subsidiaries: Pennichuck Water, Pennichuck East, and Pittsfield Aqueduct (collectively referred to as our “Company’s utility subsidiaries”), which are involved in regulated water supply and distribution to customers in New Hampshire; Service Corporation which conducts non-regulated water-related services; and Southwood which owns several parcels of undeveloped land.
Our Company’s regulated water utility subsidiaries are engaged principally in the collection, storage, treatment and distribution of potable water to approximately 33,500 customers throughout the State of New Hampshire. The utility subsidiaries, which are regulated by the New Hampshire Public Utilities Commission (the “NHPUC”), are subject to the provisions of Accounting Standards Codification (“ASC”) Topic 980 “Regulated Operations”.
Non-recurring items:
“Net (loss) earnings from investments accounted for under the equity method” for the year ended December 31, 2008 includes a non-recurring, non-operating, after-tax gain of approximately $2.3 million ($3.4 million before federal income taxes), or $.53 diluted earnings per share, from the January 2008 sale of three commercial real estate properties that were owned by three joint ventures, as more fully described in Note 7, “Equity Investments in Unconsolidated Companies”.
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

Summary of Significant Accounting Policies:
(a) Principles of Consolidation
The accompanying consolidated financial statements include the accounts of our Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
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
(c) Property, Plant and Equipment
Property, plant and equipment, which includes principally the water utility assets of our Company’s utility subsidiaries, is recorded at cost plus an allowance for funds used during construction on major, long-term projects and includes property funded with contributions in aid of construction. The provision for depreciation is computed on the straight-line method over the estimated useful lives of the assets which range from 5 to 91 years. The average composite depreciation rate was 2.55% in 2009, 2.63% in 2008 and 2.63% in 2007. The components of property, plant and equipment as of December 31, 2009 and 2008 were as follows:

			Useful
			Lives
(in thousands)	2009	2008	(in years)

Utility Property:
Land	$1,745	$1,712	—
Source of supply	48,172	46,868	34-75
Pumping & purification	27,617	22,805	15-35
Transmission & distribution, including services, meters, hydrants	104,664	98,889	40-91
General and other equipment	9,029	8,787	7-75
Intangible plant	720	720	20
Construction work in progress	568	7,478

Total utility property	192,515	187,259
Total non-utility property	101	101	5

Total property, plant & equipment	192,616	187,360
Less accumulated depreciation	(37,813)	(36,041)

Property, plant and equipment, net	$154,803	$151,319

Maintenance, repairs and minor improvements are charged to expense as incurred. Improvements which significantly increase the value of property, plant and equipment are capitalized.

(d) Cash and Cash Equivalents
Cash and cash equivalents generally consist of cash, money market funds and other short-term liquid investments with original maturities of three months or less.
In the fourth quarter of 2009, we revised our cash and cash equivalents policy to include money market funds and other short-term highly liquid investments with original maturities of three months or less as cash equivalents, as they present little risk of changes to their value. Historically, we had presented these highly liquid instruments as investments on the balance sheets as they arose from debt issuances and they were necessary to meet the funding requirements of our water treatment plant (“WTP”). The WTP was substantially completed in 2009 and with its completion, these funds, previously classified as investments, have significantly decreased from prior periods and are now utilized interchangeably with cash to meet our on-going cash demands.
The consolidated balance sheet as of December 31, 2008 and the consolidated statements of cash flows for the years ended December 31, 2008 and 2007 have been restated to reflect the change in classification of those short term investments. The above change in accounting policy resulted in an increase in cash and cash equivalents and a corresponding decrease in short-term investments of approximately $1.0 million as of December 31, 2008. Cash flows from investing activities decreased by $7.1 million for the year ended December 31, 2008 and increased by $8.1 million for the year ended December 31, 2007, whereas cash and cash equivalents as of December 31, 2008 and 2007 increased by $1.0 million and $8.1 million, respectively. There was no effect on net income for the years ended December 31, 2008 and December 31, 2007 or shareholders’ equity as of December 31, 2008.
(e) Concentration of Credit Risks
Financial instruments that subject our Company to credit risk consist primarily of cash and accounts receivable. Our cash balances are invested in a money market fund consisting of government-backed securities and a financial institution insured by the Federal Deposit Insurance Corporation (“FDIC”). Occasionally, our cash balance with this financial institution may exceed FDIC limits. Our accounts receivable balances primarily represent amounts due from the residential, commercial and industrial customers of our regulated water utility operations as well as receivables from our Service Corporation customers.
(f) Accounts receivable
Accounts receivable are recorded at the invoiced amounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable, and is determined based on historical write-off experience and the aging of account balances. We review the allowance for doubtful accounts quarterly. Account balances are written off against the allowance when it is probable the receivable will not be recovered.
(g) Unbilled Revenue
We read our customer meters on a monthly basis and record revenues based on meter reading results. Information from the last meter reading date is used to estimate the value of unbilled revenues through the end of the accounting period. Estimates of water utility revenues for water delivered to customers but not yet billed are accrued at the end of each accounting period. Actual results could differ from those estimates.

Included in unbilled revenue as of December 31, 2008 was approximately $1.0 million of unbilled revenue related to temporary rate increases granted by the NHPUC in December 2008 related to our Pennichuck Water and Pittsfield Aqueduct rate cases. This amount was billed to customers in 2009.
(h) Materials and Supplies
Inventory is stated at the lower of cost, using the average cost method, or market.
(i) Deferred Land Costs
Included in deferred land costs is Southwood’s original basis in its landholdings and any land improvement costs, which are stated at the lower of cost or market. All costs associated with real estate and land projects are capitalized and allocated to the project to which the costs relate. Administrative labor and the related fringe benefit costs attributable to the acquisition, active development and construction of land parcels are capitalized as Deferred Land Costs. No labor and benefits were capitalized for the years ended December 31, 2009 and 2008.
(j) Deferred Charges and Other Assets
Deferred charges include certain regulatory assets and costs of obtaining debt financing. Regulatory assets are amortized over the periods they are recovered through NHPUC-authorized water rates. Deferred financing costs are amortized over the term of the related bonds and notes. Our Company’s utility subsidiaries have recorded certain regulatory assets in cases where the NHPUC has permitted, or is expected to permit, recovery of these costs over future periods. Currently, the regulatory assets are being amortized over periods ranging from 4 to 25 years. Deferred charges and other assets as of December 31, 2009 and 2008 consisted of the following:

			Recovery
			Period (in
(in thousands)	2009	2008	years)

Regulatory assets:
Source development charges	$729	$771	5-25
Miscellaneous studies	860	979	4-25
Sarbanes-Oxley costs	440	635	5
Unrecovered pension expense	3,799	4,724		(1)
Unrecovered postretirement benefits	68	447		(1)

Total regulatory assets	5,896	7,556
Franchise fees and other	25	45
Supplemental retirement plan asset	579	525
Deferred financing costs	4,260	4,069

Total deferred charges and other assets	$10,760	$12,195

(1)	We expect to recover the deferred pension and other postretirement amounts consistent with the anticipated expense recognition of the pension and other postretirement costs.

(k)	Treasury Stock
Treasury stock held by our Company represents shares that were tendered by certain employees as payment for existing outstanding options. Treasury stock received is recorded at its fair market value when tendered.
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
(m) Revenue
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
(n) Investment in Joint Ventures
Southwood uses the equity method of accounting for its investments in joint ventures in which it does not have a controlling interest. Under this method, Southwood records its proportionate share of earnings or losses which are included under “Net (loss) earnings from investments accounted for under the equity method” with a corresponding increase or decrease in the carrying value of the investment. The investment is reduced as cash distributions are received from the joint ventures. See Note 7, “Equity Investments in Unconsolidated Companies” for further discussion of Southwood’s equity investments.

(o) Allowance for Funds Used During Construction (“AFUDC”)
AFUDC represents the estimated debt and equity costs of capital necessary to finance the construction of new regulated facilities. AFUDC consists of an interest component and an equity component. AFUDC is capitalized as a component of property, plant and equipment and has been reported separately in the consolidated statements of income. The AFUDC rate was 8% in 2009, 2008 and 2007. The total amounts of AFUDC recorded for the years ended December 31, 2009, 2008 and 2007 were as follows:

(in thousands)	2009	2008	2007

Debt (interest) component	$84	$263	$282
Equity component	65	190	235

Total AFUDC	$149	$453	$517

(p)	Income Taxes
Income taxes are recorded using the accrual method and the provision for federal and state income taxes is based on income reported in the consolidated financial statements, adjusted for items not recognized for income tax purposes. Provisions for deferred income taxes are recognized for accelerated depreciation and other temporary differences. A valuation allowance is provided to offset any net deferred tax assets if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Investment tax credits previously realized for income tax purposes are amortized for financial statement purposes over the life of the property, giving rise to the credit.
(q) Earnings Per Share
Basic net income per share is computed using the weighted average number of common shares outstanding for a period. Diluted net income per share is computed using the weighted average number of common and dilutive potential common shares outstanding for the period. For the years ended December 31, 2009, 2008 and 2007, dilutive potential common shares consisted of outstanding stock options.

The dilutive effect of outstanding stock options is computed using the treasury stock method. Calculations of the basic and diluted net income per common share and potential common share for the years ended December 31, 2009, 2008 and 2007 were as follows:

(in thousands, except share and per share data)	2009	2008	2007

Basic net income per share	$0.56	$1.11	$0.85
Dilutive effect of unexercised stock options	(0.01)	—	(0.01)

Diluted net income per share	$0.55	$1.11	$0.84

Numerator:
Net income	$2,382	$4,721	$3,581

Denominator:
Basic weighted average common shares outstanding	4,274,174	4,240,410	4,221,652
Dilutive effect of unexercised stock options	19,839	25,719	47,589

Diluted weighted average common shares outstanding	4,294,013	4,266,129	4,269,241

Options to purchase 34,200, -0- and -0- shares of common stock were not included in the computation of diluted earnings per share for the years ended December 31, 2009, 2008 and 2007 respectively, because their effect would have been antidilutive.
(r) New Accounting Pronouncements
In November 2008, the Securities and Exchange Commission (the “SEC”) released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. Under the proposed roadmap, we may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. Our Company is currently assessing the impact that this potential change would have on our financial statements, and we will continue to monitor the SEC’s determination regarding of the potential requirement to implement of IFRS.
(s) Reclassifications
Certain Consolidated Balance Sheet amounts as of December 31, 2008 have been reclassified to conform to the December 31, 2009 Consolidated Balance Sheet presentation. These reclassifications had no effect on total current assets or total current liabilities and relate to the reclassification of current income taxes and accrued liabilities. The Consolidated Statements of Cash Flows also reflect these reclassifications. Certain Consolidated Statements of Income amounts for the years ended December 31, 2008 and 2007 have been reclassified to conform to the year ended December 31, 2009 Consolidated Statement of Income presentation. These reclassifications had no effect on total operating expenses, operating income or net income.

(t) Subsequent Events
On February 9, 2010, we entered into a loan agreement to provide for a $4.5 million, 20-year amortizing term loan and a revolving loan in the amount of $1.5 million with fixed and variable interest rate options. On March 1, 2010, we borrowed $4.5 million at the London Interbank Offered Rate (“LIBOR”) plus 1.75%. We also entered into an interest rate swap to fix the interest rate at 5.95%.
Note 2—Postretirement Benefit Plans
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
The following table sets forth the pension plan’s funded status as of December 31, 2009 and 2008, respectively:

(in thousands)	2009	2008

Change in benefit obligation:
Benefit obligation, beginning of year	$9,675	$8,244
Service cost	647	626
Interest cost	560	497
Actuarial (gain)/loss	(190)	496
Benefits paid, excluding expenses	(227)	(188)

Benefit obligation, end of year	$10,465	$9,675

Change in plan assets:
Fair value of plan assets, beginning of year	$5,074	$5,886
Actual return on plan assets, net	913	(1,460)
Employer contribution	674	836
Benefits paid, excluding expenses	(227)	(188)

Fair value of plan assets, end of year	$6,434	$5,074

Funded status	$(4,031)	$(4,601)

Amounts recognized in the consolidated balance sheets as of December 31, 2009 and 2008 consisted of:
Current liability	$—	$—
Non-current liability	(4,031)	(4,601)

Total	$(4,031)	$(4,601)

Changes in plan assets and benefit obligations recognized in regulatory assets, for the years ended December 31, 2009 and 2008, were as follows:

(in thousands)	2009	2008

Regulatory asset balance, beginning of year	$4,724	$2,406
Net actuarial (gain)/loss incurred during the year	(701)	2,442
Amortization of prior service cost	—	(1)
Recognized net actuarial losses	(224)	(123)

Regulatory asset balance, end of year	$3,799	$4,724

The regulatory asset balances as of December 31, 2009 and 2008 have not yet been recognized as components of net periodic benefit costs and are comprised of net actuarial losses.
The key assumptions used to value benefit obligations and calculate net periodic benefit cost include the following:

	2009	2008	2007

Discount rate for net periodic benefit cost, beginning of year	5.75%	5.75%	5.75%
Discount rate for benefit obligations, end of year	6.00%	5.75%	5.75%
Expected return on plan assets for the year (net of investment expenses)	7.50%	7.50%	7.50%
Rate of compensation increase, beginning of year	3.00%	3.00%	3.00%
The components of net periodic pension costs were as follows:

	Year Ended December 31,
(in thousands)	2009	2008	2007

Service cost, benefits earned during the period	$647	$625	$499
Interest cost on projected benefit obligation	560	497	425
Expected return on plan assets	(401)	(464)	(402)
Amortization of prior service cost	—	1	1
Recognized net actuarial loss	224	123	102

Net periodic benefit cost	$1,030	$782	$625

The estimated net actuarial loss and prior service cost for our pension plan that will be amortized in 2010 from the regulatory assets into net periodic benefit costs are $170,000 and $0, respectively.

The projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for the Plan as of December 31, 2009 and 2008 were as follows:

(in thousands)	2009	2008

Projected benefit obligation	$10,465	$9,675
Accumulated benefit obligation	8,953	8,321
Fair value of plan assets	6,434	5,074
In establishing its investment policy, our Company has considered the fact that the pension plan is a major retirement vehicle for its employees and the basic goal underlying the establishment of the policy is to provide that the assets of the Plan are invested in accordance with the asset allocation range targets to achieve our expected return on Plan assets. Our Company’s investment strategy applies to its postretirement plans as well as the Plan. Our expected long-term rate of return on pension plan and postretirement plan assets is based on the Plan’s expected asset allocation, expected returns on various classes of Plan assets as well as historical returns.
The Plan’s investment strategy utilizes several different asset classes with varying risk/return characteristics. The following table indicates the asset allocation percentage of the fair value of the Plan assets as of December 31, as well as the Plan’s targeted allocation range:

	2009	2008	Asset Allocation Range

Equities	73%	63%	30% – 90%
Fixed income	27%	36%	25% – 65%
Cash and cash equivalents	0%	1%	0% – 15%

Total	100%	100%

The Plan held 21,000 shares of Pennichuck Corporation common stock (“PNNW”) as of December 31, 2009 and 2008, which is included in Equities in the table above. The value of this stock as of December 31, 2009 and 2008 was $444,000 and $431,000, respectively. Pennichuck Corporation stock held in the Plan represents 6.9% and 8.5% of the total Plan assets as of December 31, 2009 and 2008, respectively.
Management uses its best judgment in estimating the fair value of its financial instruments. However, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts that the Plan could have realized in a sales transaction for these instruments. The estimated fair value amounts have been measured as of year end and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates.
Investments in PNNW common stock are stated at fair value by reference to quoted market prices. Money market funds are valued utilizing the Net Asset Value (“NAV”) per unit based on the fair value of the underlying assets as determined by the directed trustee for these assets. The Plan also holds assets under an immediate participation guarantee group annuity contract with a mutual life insurance company. The assets under the contract are invested in separate accounts and in a general investment account. The separate accounts are valued at the net value of participation units held by the Plan at year end. The value of these units is based on the current market values of the underlying assets of the separate accounts. The general investment account is valued at contract value (which represents contributions made under the contract, plus earnings, less withdrawals) as this is the value that represents the current fair value of the future benefit payment obligations and investment potential of this portion of the Plan’s assets, given our overall assessment of the unobservable inputs available.

We use a fair value hierarchy which prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
The fair value of Plan assets by levels within the fair value hierarchy used as of December 31, 2009 were as follows:

(in thousands)	Totals	Level 1	Level 2	Level 3

Equities:
Separate accounts (1)	$4,254	$—	$4,254	$—
PNNW common stock	444	444	—	—
Fixed Income:
General investment account (2)	1,733	—	—	1,733
Cash and cash equivalents:
Money market funds	3	—	3	—

Totals	$6,434	$444	$4,257	$1,733

Level 1: Based on quoted prices in active markets for identical assets.
Level 2: Based on significant observable inputs.
Level 3: Based on significant unobservable inputs.

(1)
Investments in mutual fund separate accounts in a diversified portfolio, to diversify risks and reduce volatility, including 14% in mutual funds invested in fixed income securities, 48% in mutual funds invested in U.S. large-cap equity securities, 22% in mutual funds invested in mid and small-cap equity securities, and 16% in mutual funds invested in international equity securities.

(2)	Investment in a guaranteed investment account with a mutual insurance company, with the fair value of these assets recorded at contract value.
The following table presents a reconciliation of Plan assets measured and recorded at fair value on a recurring basis, using significant unobservable inputs (level 3):

(in thousands)	Amount

Balance at December 31, 2008	$1,849
Plan transfers	58
Benefits paid	(227)
Return on plan assets (net of investment expenses)	53

Balance at December 31, 2009	$1,733

In order to satisfy the minimum funding requirements of the Employee Retirement Income Security Act of 1974, applicable to defined benefit pension plans, we anticipate that we will contribute approximately $631,000 to the Plan in 2010.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

(in thousands)	Amount

2010	$310
2011	350
2012	387
2013	418
2014	488
2015-2019	3,634

Total	$5,587

Defined Contribution Plan
In addition to the defined benefit plan, we have a defined contribution plan covering substantially all employees. Under this plan, our Company matches 100% of the first 3% of each participating employee’s salary contributed to the plan. The matching employer’s contributions, recorded as operating expenses, were approximately $184,000, $172,000 and $157,000 for 2009, 2008 and 2007, respectively.
Other Postretirement Benefits
We provide postretirement medical benefits for eligible retired employees, who retire on or after the normal retirement age of 65, through a postretirement medical plan. Future benefits increase annually based on the actual percentage of wage and salary increases earned from the plan inception date to the normal retirement date.
Our Company also offers postemployment medical benefits for employees who retire prior to their normal retirement age and who have met certain age and service requirements. The benefits allow continuity of coverage at group rates from the employee’s retirement date until the employee becomes eligible for Medicare. This postemployment plan is funded from the general assets of the Company.
Upon retirement, if a qualifying employee elects to remain on the Company’s group medical plan, we pay his or her monthly premium, up to the maximum allowable benefit based on eligibility and years of service. Upon request, the spouse of the covered former employee may also remain on the Company’s group medical plan provided that person’s full monthly premium is reimbursed to the Company.

The following table sets forth the postretirement and postemployment medical plans’ funded status as of December 31, 2009 and 2008, respectively:

(in thousands)	2009	2008

Change in benefit obligation:
Benefit obligation, beginning of year	$2,408	$2,024
Service cost	145	129
Interest cost	138	124
Actuarial loss/(gain)	(302)	164
Benefits paid, excluding expenses	(41)	(33)

Benefit obligation, end of year	$2,348	$2,408

Change in plan assets:
Fair value of plan assets, beginning of year	$558	$588
Actual return on plan assets, net	93	(30)
Employer contribution	41	33
Benefits paid, excluding expenses	(41)	(33)

Fair value of plan assets, end of year	$651	$558

Funded status	$(1,697)	$(1,850)

Amounts recognized in the consolidated balance sheets as of December 31, 2009 and 2008 consisted of:
Current liability	$(39)	$(50)
Non-current liability	(1,658)	(1,800)

Total	$(1,697)	$(1,850)

Changes in plan assets and benefit obligations recognized in regulatory assets, for the years ended December 31, 2009 and 2008, were as follows:

(in thousands)	2009	2008

Regulatory asset balance, beginning of year	$447	$283
Net (gain)/loss incurred during the year	(354)	188
Amortization of prior service cost	(22)	(22)
Recognized net actuarial losses	(3)	(2)

Regulatory asset balance, end of year	$68	$447

Amounts recognized in regulatory assets that have not yet been recognized as components of net periodic benefit cost of the following at December 31, 2009 and 2008, respectively:

(in thousands)	2009	2008

Net actuarial (gain)/loss	$(154)	$203
Prior service cost	222	244

Regulatory asset	$68	$447

The key assumptions used to value benefit obligations and net periodic benefit cost for our postretirement medical plans include the following:

	2009	2008	2007

Discount rate for net periodic benefit cost, beginning of year	5.75%	5.75%	5.75%
Discount rate for benefit obligations, end of year	6.00%	5.75%	5.75%
Expected return on plan assets for the year (net of investment expenses)	7.50%	7.50%	7.50%
Rate of compensation increase, beginning of year	3.00%	3.00%	3.00%
Healthcare cost trend rate	11.50%	12.00%	9.00%
Net periodic other postretirement and postemployment benefit cost included the following components:

	Year Ended December 31,
(in thousands)	2009	2008	2007

Service cost, benefits earned during the period	$145	$129	$132
Interest cost on accumulated postretirement and postemployment benefit obligation	138	124	103
Expected return on plan assets	(42)	(44)	(40)
Amortization of prior service cost	22	22	31
Recognized net actuarial loss	3	2	—

Net periodic benefit cost	$266	233	226

The estimated prior service cost for our medical benefit plans that will be amortized in 2010 from the regulatory assets into net periodic benefit costs is $21,000.
A one percent change in the assumed health care cost trend rate would not have had a material effect on the postretirement benefit cost or the accumulated postretirement benefit obligation in 2009.
The assets of our postretirement medical benefit plan are held in two separate Voluntary Employee Beneficiary Association (“VEBA”) trusts. We maintain our VEBA plan assets in directed trust accounts at a commercial bank. In the fourth quarter of 2007, we elected to change the trustee for our VEBA plan assets in order to reduce our trust expenses. In order to transfer assets to the new trustee, we were required to convert all VEBA plan assets to cash. In early 2008, we re-established long-term investments for our VEBA plan assets consistent with the VEBA plan’s Investment Policy Statement.

The following indicates the asset allocation percentages of the fair value of total postretirement medical benefit plan assets for each major type of plan assets as of December 31, as well as targeted percentages and the permissible range:

	2009	2008	Asset Allocation Range

Equities	50%	38%	30% – 90%
Fixed income	50%	39%	10% – 40%
Cash and cash equivalents	0%	23%	0% – 15%

Total	100%	100%

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
Investments in mutual funds are stated at fair value by reference to quoted market prices as of the measurement date.
The fair value of Plan assets by levels within the fair value hierarchy used as of December 31, 2009 were as follows:

(in thousands)	Totals	Level 1	Level 2	Level 3

Fixed income mutual funds (1)	$281	$281	$—	$—
Equity mutual funds (2)	370	370	—	—

Totals	$651	$651	$—	$—

Level 1: Based on quoted prices in active markets for identical assets.
Level 2: Based on significant observable inputs.
Level 3: Based on significant unobservable inputs.

(1)	Investments in mutual funds that have underlying investments in bonds and other fixed income securities, comprised of both domestic and international investments.

(2)
Investment in a diversified portfolio of mutual funds to limit risk and volatility, including 39% in balanced mutual funds, 41% in mutual funds invested in U.S. equity securities, and 20% in mutual funds primarily invested in international equity securities.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

(in thousands)	Amount

2010	$65
2011	72
2012	77
2013	98
2014	103
2015-2019	700

Total	$1,115

Because we are subject to regulation in the state in which we operate, we are required to maintain our accounts in accordance with the regulatory authority’s rules and regulations. In those instances, we follow the guidance of ASC 980 (“Regulated Operations”). Based on prior regulatory practice, we recorded underfunded pension and postretirement obligations, which otherwise would have been recognized as a reduction to Accumulated Other Comprehensive Income as of December 31, 2009, 2008 and 2007, as a regulatory asset and we expect to recover those costs in rates charged to customers.
Note 3—Stock-based Compensation Plans
Share-based payments to employees, including grants of stock options, are recognized as compensation expense in the consolidated financial statements based on their fair value on the grant date. For purposes of calculating the fair value of each stock grant as of the date of grant, our Company uses the Black Scholes Option Pricing model.
The impact of stock-based compensation on the consolidated statements of income for the years ended December 31, 2009, 2008 and 2007 was as follows:

	Year Ended December 31,
(in thousands)	2009	2008	2007

Stock-based compensation	$74	$65	$49
Income taxes	(30)	(26)	(20)

Stock-based compensation, net of tax	$44	39	29

The total compensation cost related to non-vested stock option awards was approximately $83,000, net of tax as of December 31, 2009. These costs are expected to be recognized during 2010 through 2012.

Our Company has periodically granted its officers and key employees incentive and non-qualified stock options on a discretionary basis pursuant to two stock option plans, the 1995 Stock Option Plan (the “1995 Plan”) and the Amended and Restated 2000 Stock Option Plan. On May 6, 2009, our shareholders approved an amendment to and restatement of the Amended and Restated 2000 Stock Option Plan to also allow for the issuance of restricted stock, but did so without increasing the number of shares available for awards under the Plan. As amended and restated, the plan has been renamed the 2009 Equity Incentive Plan (the “2009 Plan”).
The 1995 Plan permits the granting of both incentive stock options and non-qualified stock options to employees at a price per share equivalent to the market value at the date of the grant. Options become exercisable immediately following the grant and expire ten years from the date of grant. As of December 31, 2009 and 2008, no further shares were available for grant under the 1995 Plan.
The 2009 Plan provides for the granting of incentive stock options to employees and non-qualified stock options to employees and directors at a price per share equivalent to the market value at the date of the grant. Option grants have varying vesting schedules and expire ten years from the date of grant. The 2009 Plan also authorizes the granting of restricted stock awards to employees and directors. There are 500,000 shares of common stock subject to issuance under the 2009 Plan. As of December 31, 2009 and 2008, 183,834 and 221,030 shares, respectively, were available for future grant under the 2009 Plan.
The following table summarizes the activity under the stock option plans for the three-year period ended December 31, 2009.

			Average
	Number of	Price per	Price per
	Shares	Share	Share

Options outstanding as of December 31, 2006	231,217	$6.09-21.24	$19.09
Granted	—	—	—
Exercised	(5,267)	15.29-19.67	17.50
Canceled	(1,935)	6.09-21.24	18.16

Options outstanding as of December 31, 2007	224,015	6.09-21.24	19.13
Granted	34,200	22.22-22.51	22.36
Exercised	(56,371)	11.81-21.24	18.51
Canceled	(333)	7.13	7.13

Options outstanding as of December 31, 2008	201,511	11.81-22.51	19.88
Granted	38,000	17.64	17.64
Exercised	(16,016)	15.29-21.24	18.70
Canceled	(804)	11.81	11.81

Options outstanding as of December 31, 2009	222,691	$15.29-22.51	$19.61

Exercisable as of December 31, 2007	210,681	$7.13-21.24	$19.17

Exercisable as of December 31, 2008	167,311	$11.81-21.24	$19.37

Exercisable as of December 31, 2009	161,891	$15.29-22.51	$19.69

The following table summarizes information about options outstanding and exercisable as of December 31, 2009.

Options Outstanding				Options Exercisable
		Remaining	Weighted Average		Weighted Average
	Number	Contractual	Exercise	Number	Exercise
Exercise	Outstanding	Life	Price	Exercisable	Price
Price	As of 12/31/09	(in years)	Per Share	As of 12/31/09	Per Share

$17.44	7,155	0.02	$17.44	7,155	$17.44
15.29	7,734	1.03	15.29	7,734	15.29
20.25	13,467	2.07	20.25	13,467	20.25
20.14	20,935	3.76	20.14	20,935	20.14
21.24	21,468	4.07	21.24	21,468	21.24
19.67	22,332	5.08	19.67	22,332	19.67
19.51	17,400	5.94	19.51	17,400	19.51
19.00	40,000	6.64	19.00	40,000	19.00
22.22	18,000	8.52	22.22	6,000	22.22
22.51	16,200	8.65	22.51	5,400	22.51
17.64	38,000	9.08	17.64	—	17.64

	222,691			161,891

The weighted average fair value per share of options granted during 2009 and 2008 was $2.75 and $3.63, respectively. There were no options granted in 2007. The fair value of each option grant was estimated on the date of grant using the following assumptions:

	Year Ended December 31,
	2009	2008	2007

Risk-free interest rate	1.75%	2.77%	N/A
Expected dividend yield	3.97%	2.95%	N/A
Expected lives	7 years	10 years	N/A
Expected volatility	25.18%	18.10%	N/A
Note 4—Commitments and Contingencies
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
On July 25, 2008, the NHPUC issued an order that the taking of the assets of Pennichuck Water is in the public interest provided certain conditions are met, and that the amount of compensation to be paid to Pennichuck Water for such assets is $203 million determined as of December 31, 2008. The conditions included a requirement that the City pay an additional $40 million into a mitigation fund to protect the interests of the customers of Pennichuck East and Pittsfield Aqueduct from the costs associated with operational inefficiencies and the loss of use of shared assets which would result from the taking of the Pennichuck Water assets by the City. Consequently, under the terms of the NHPUC order, the City would be required to pay a total of $243 million determined as of December 31, 2008. Another condition was that the City submit to the NHPUC, for its advance approval, the final operating contracts between the City and its planned contractors. The remaining conditions covered various aspects of the operation and oversight of the water system under City ownership.
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
The NHPUC July 2008 decision and the opinion of the dissenting Commissioner are available on the NHPUC web site (Docket No. 04-048). On March 13, 2009, the NHPUC reaffirmed its July 25, 2008 order.
Pending Supreme Court Appeal
Following the denial of the Company’s and the City’s requests for reconsideration or rehearing by the NHPUC, both the Company and the City filed appeals with the New Hampshire Supreme Court.
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
Oral arguments before the Supreme Court occurred on January 21, 2010 and the Company expects that the Supreme Court will likely issue its decision in March or April 2010. The outcome of the Supreme Court appeals cannot be predicted. If the Company prevails in its public interest appeal, the NHPUC’s July 25, 2008 order could be reversed by the Supreme Court and the case dismissed or the case could be remanded to the NHPUC for further consideration. If the Company does not prevail in its public interest appeal and the City prevails in its appeals on valuation and/or the taking of Pennichuck East and Pittsfield Aqueduct, or if either party is successful in its appeal of the $40 million mitigation reserve, the Supreme Court would likely remand the case to the NHPUC for further determination.
Certain Possible Adverse Consequences
A taking of assets by eminent domain pursuant to the NHPUC order would result in a significant taxable gain and related tax liability to the Company based on the difference between the price paid to Pennichuck Water for the assets taken and Pennichuck Water’s underlying tax basis in such assets. The tax liability would be due proximate to the sale of the assets unless the proceeds of the taking were reinvested in other water utility assets in accordance with certain provisions of the Internal Revenue Code. A taking by eminent domain could also result in our Company incurring various other costs depending on the final terms of the eminent domain taking and decisions that our Company may make regarding its remaining operations. These costs may include expenditures associated with termination and/or funding of health and retirement plans, certain debt redemption premiums, severance costs and professional fees. In addition, if the Company were to sell some or all of its remaining businesses or assets, it could be forced to accept prices below their current carrying values as a result of then-current market conditions, a limited number of potential buyers, and/or other factors. If the acquisition efforts of the City are successful, the financial position of our Company could be materially and adversely impacted.
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

The Town of Bedford, New Hampshire voted at its town meeting in March 2005 to take by eminent domain our Company’s assets within Bedford for purposes of establishing a water utility, and by letter dated April 4, 2005 inquired whether our Company, and any relevant wholly owned subsidiary of our Company, was willing to sell its assets to Bedford. Our Company responded by letter dated September 1, 2005, informing the Town that our Company did not wish to sell those assets located in Bedford that are owned by any of its subsidiaries. Our Company has not received a response to its letter, and since the date of the Town’s letter to our Company the Town has not taken any additional steps required under New Hampshire RSA Chapter 38 to pursue eminent domain. During the NHPUC hearing regarding the proposed eminent domain taking of the Pennichuck Water assets by Nashua, a witness for the Town of Bedford testified that the Town’s interest in a possible taking of assets of our Company related to a situation in which Nashua might acquire less than all of our Company’s assets, leaving the system in Bedford as part of a significantly smaller utility.
Our Company cannot predict the ultimate outcome of these matters. It is possible that, if the acquisition efforts of the City and/or the Towns of Pittsfield or Bedford are ultimately successful, the financial position of our Company would be materially impacted. No adjustments have been recorded in the accompanying consolidated financial statements for these uncertainties.
Operating Leases
We lease our corporate office space as well as certain office equipment under operating lease agreements. Total rent expense was approximately $327,000, $258,000 and $261,000 for the years ended December 31, 2009, 2008 and 2007, respectively.
Our remaining lease commitments for our corporate office space and leased equipment as of December 31, 2009 were as follows:

(in thousands)	Amount

2010	$362
2011	135
2012	10
2013	—
2014	—

Total	$507

Note 5—Business Segment Reporting
Our operating activities are currently grouped into the following two primary business segments.
Regulated water utility operations—Includes the collection, treatment and distribution of potable water for domestic, industrial, commercial and fire protection service in the City of Nashua and numerous other communities throughout New Hampshire. Our regulated water utility companies consist of Pennichuck Water, Pennichuck East and Pittsfield Aqueduct.
Water management services—Includes the contract operations and maintenance activities of Service Corporation.
In 2009, we determined that our real estate operations conducted through Southwood was no longer a reportable business segment as a result of the sale and dissolution of substantially all of Southwood’s joint ventures and the expectation of limited activity in the foreseeable future. Beginning in 2009, the line titled “Other”, which previously included primarily parent company activity, including eminent domain-related expenses, now also includes the activity of Southwood. Prior to 2009, Southwood’s activities were considered a reportable segment and were reported on the line titled “Real estate operations”. The line titled “Other” is not a reportable segment and is shown only to reconcile to amounts shown in our Consolidated Financial Statements.
The following table presents information about our primary business segments as of and for the years ended December 31:

(in thousands)	2009	2008	2007

Operating revenues:
Regulated water utility operations	$29,993	$28,303	$27,217
Water management services	2,770	2,647	2,287
Real estate operations	N/A	20	23
Other	9	9	8

Total operating revenues	$32,772	$30,979	$29,535

Equity method net (loss) earnings:
Regulated water utility operations	$—	$—	$—
Water management services	—	—	—
Real estate operations	N/A	3,390	60
Other	(4)	—	—

Total equity method net (loss) earnings	$(4)	$3,390	$60

Interest income:
Regulated water utility operations	$—	$16	$63
Water management services	—	—	—
Real estate operations	N/A	—	—
Other	1	171	103

Total interest income	$1	$187	$166

(in thousands)	2009	2008	2007

Interest Expense:
Regulated water utility operations	$3,578	$3,617	$2,798
Water management services	—	—	—
Real estate operations	N/A	—	—
Other	80	32	77

Total interest expense	$3,658	$3,649	$2,875

Provision (benefit) for Income taxes:
Regulated water utility operations	$1,665	$1,597	$2,638
Water management services	133	148	79
Real estate operations	N/A	1,141	(2)
Other	(235)	(143)	(404)

Total provision for income taxes	$1,563	$2,743	$2,311

Net income (loss):
Regulated water utility operations	$2,484	$2,521	$4,192
Water management services	191	224	118
Real estate operations	N/A	2,219	(92)
Other	(293)	(243)	(637)

Total net income	$2,382	$4,721	$3,581

Allocated parent expenses:
Regulated water utility operations	$926	$941	$945
Water management services	42	43	40
Real estate operations	N/A	8	11
Other	7	—	—

Total allocated parent expenses	$975	$992	$996

The operating revenues within each business segment are sales to unaffiliated customers. Expenses allocated by the parent company to its subsidiaries are calculated based primarily on a ratio of each subsidiary’s revenues, assets, customer base and net plant to the consolidated amounts for each metric.
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
Within the regulated water utility business segment, one customer accounted for approximately 8.5%, 8.4% and 8.1% of water utility revenues in 2009, 2008 and 2007, respectively. During 2009, 2008 and 2007, the regulated water utility segment recorded approximately $2.6, $2.4 and $2.2 million, respectively, in water revenues which were derived from fire protection and other billings to this customer. As of December 31, 2009, 2008 and 2007, this customer accounted for approximately 8.7%, 8.3% and 8.4% of total accounts receivable, respectively.

The following table presents information about our two primary business segments as of and for the years ended December 31:

(in thousands)	2009	2008	2007

Total assets:
Regulated water utility operations	$171,073	$165,280	$157,704
Water management services	319	159	144
Real estate operations	N/A	2,394	2,454
Other	6,213	7,121	8,286

Total assets	$177,605	$174,954	$168,588

Purchases of property, plant and equipment:
Regulated water utility operations	$8,084	$14,420	$17,608
Water management services	—	5	78
Real estate operations	N/A	—	—
Other	—	—	—

Total purchases of property, plant and equipment	$8,084	$14,425	$17,686

Depreciation and amortization expense:
Regulated water utility operations	$4,262	$4,171	$3,865
Water management services	9	12	14
Real estate operations	N/A	—	—
Other	15	18	28

Total depreciation and amortization expense	$4,286	$4,201	$3,907

Note 6—Financial Measurement and Fair Value of Financial Instruments
Management uses its best judgment in estimating the fair value of its financial instruments. However, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts that we could have realized in a sales transaction for these instruments. The estimated fair value amounts have been measured as of their respective year ends and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates.
We use a fair value hierarchy which prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of fair value hierarchy are as follows:
Level 1: Based on quoted prices in active markets for identical assets.

Level 2: Based on significant observable inputs.

Level 3: Based on significant unobservable inputs.

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. As disclosed in Note 9, our interest rate swap expired on December 31, 2009. For assets and liabilities measured at fair value on a recurring basis, the fair value measurement by levels within the fair value hierarchy used as of December 31, 2008 were as follows:

	December 31,
(in thousands)	2008	Level 1	Level 2	Level 3

Interest rate swap	$(185)	$—	$(185)	$—

The carrying value of certain financial instruments included in the accompanying consolidated balance sheet, along with the related fair value, as of December 31, 2009 and 2008 were as follows:

	2009		2008
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value

Liabilities:
Long-term debt	(60,176)	(55,794)	(64,785)	(59,148)
Interest rate swap liability	—	—	(185)	(185)
The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration. The fair value for long-term debt shown above does not purport to represent the amounts at which those debt obligations would be settled. The fair market value of our interest rate swap represents the estimated cost to terminate this agreement as of December 31, 2008 based upon the then current interest rates.
The carrying values of our cash and cash equivalents, line of credit and accounts receivable approximate their fair values because of their short maturity dates.
Note 7—Equity Investments in Unconsolidated Companies
As of December 31, 2009 and 2008, Southwood held a 50 percent ownership interest in a limited liability company (“LLC”) known as HECOP IV. The remaining ownership interest in HECOP IV is held by John P. Stabile II (“Stabile”), principal owner of H.J. Stabile & Son, Inc. HECOP IV, whose assets and liabilities are not included in the accompanying consolidated balance sheets, owns approximately nine acres of undeveloped land in Merrimack, New Hampshire. The short-term cash needs of HECOP IV are expected to be funded by the LLC partners on an on-going basis and are not expected to be significant.

Until December 2008, Southwood also held a 50 percent ownership interest in three other LLCs known as HECOP I, HECOP II and HECOP III. The entire, or a majority of the remaining ownership interest, in each of these joint ventures was held by Stabile. “Net (loss) earnings from investments accounted for under the equity method” for the year ended December 31, 2008 included a non-recurring, non-operating, after state tax gain of approximately $3.4 million ($2.3 million after federal income taxes) from the January 2008 sale of the three commercial real estate properties that were owned by these three Joint Ventures. The land and office buildings sold comprised substantially all of the assets of HECOPs I, II, and III. Consequently, these three joint ventures were dissolved in December 2008. For the year ended December 31, 2008, cash distributions received from HECOPs I, II, and III totaled $3.8 million.
Southwood uses the equity method of accounting for its investments in joint ventures and accordingly, its investment is adjusted for its share of earnings or losses and for any distributions or dividends received from the joint ventures. For the years ended December 31, 2009, 2008 and 2007, Southwood’s share of earnings or losses in the LLCs was approximately $(4,000), $3.4 million and $60,000, respectively. Southwood’s share of earnings or losses are included under “Net (loss) earnings from investments accounted for under the equity method” in the accompanying consolidated statements of income.
Until January 2008, our Company leased its principal office space, as referred to in Note 4, “Commitments and Contingencies”, from one of the LLCs.
Note 8—Income Taxes
The components of the federal and state income tax provision as of December 31, 2009, 2008 and 2007 were as follows:

(in thousands)	2009	2008	2007

Federal	$1,190	$2,427	$1,841
State	406	349	503
Amortization of investment tax credits	(33)	(33)	(33)

Total	$1,563	$2,743	$2,311

Current	$161	$698	$403
Deferred	1,402	2,045	1,908

Total	$1,563	$2,743	$2,311

The following is a reconciliation between the statutory federal income tax rate and the effective income tax rate for 2009, 2008 and 2007:

	2009	2008	2007

Statutory federal rate	34.0%	34.0%	34.0%
State tax rate, net of federal benefit	6.8%	3.1%	5.6%
Permanent differences	—	0.1%	0.2%
Amortization of investment tax credits	(0.9)%	(0.5)%	(0.6)%
Other	(0.3)%	—	—

Effective tax rate	39.6%	36.7%	39.2%

The State of New Hampshire income tax liability on income attributable to our Company’s joint ventures is imposed at the LLC level, and not at the Pennichuck Corporation level (in contrast to federal income taxes). Therefore, State of New Hampshire income taxes in the amount of approximately $-0-, $217,000 and $3,000 were reflected in 2009, 2008 and 2007, respectively, under “Net (loss) earnings from investments accounted for under the equity method” in the accompanying consolidated statements of income.
The temporary items that give rise to the net deferred tax liability as of December 31, 2009 and 2008 were as follows:

(in thousands)	2009	2008

Liabilities:
Property-related, net	$19,733	$15,588
Other	2,383	2,423

Total liabilities	22,116	18,011

Assets:
Investment tax credits	1,357	1,379
Alternative minimum tax credit	374	499
Federal net operating loss carryforward	1,555	—
Other	1,609	998

Total assets	4,895	2,876

Net deferred income tax liability	17,221	15,135
Less current deferred tax asset	1,555	—

Net non-current deferred tax liability	$18,776	$15,135

We had a federal net operating loss in 2009 in the amount of approximately $4.6 million. The net operating loss, which can be carried forward until the year 2029, is expected to be utilized in 2010. The benefit of the net operating loss is approximately $1.6 million and is included in Deferred and Refundable Income Taxes in the Consolidated Balance Sheet as of December 31, 2009.
As of December 31, 2009, we estimated approximately $374,000 of federal cumulative alternative minimum tax credits that may be carried forward indefinitely as a credit against our regular tax liability.
As of December 31, 2009, we had New Hampshire Business Enterprise Tax (“NHBET”) credits as follows:

Year of	Original	Remaining	Year of
Origination	Amount	Amount	Expiration
(in thousands)
2005	$77	$77	2010
2006	85	85	2011
2007	93	93	2012
2008	105	105	2013
2009	—	—	N/A

Total	$360	$360

We anticipate that we will fully utilize our remaining NHBET credits before they expire and, therefore, we have not recorded a valuation allowance.
Investment tax credits resulting from utility plant additions are deferred and amortized. The unamortized investment tax credits are being amortized through the year 2033.
We had a regulatory liability related to income taxes of approximately $839,000 and $872,000 as of December 31, 2009 and 2008, respectively. This represents the amount of deferred taxes recorded at rates higher than currently enacted rates and the impact of deferred investment tax credits on future revenue.
We made a review of our portfolio of uncertain tax positions. In this regard, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, we determined that we had no material uncertain tax positions.
We file income tax returns in the U.S. federal jurisdiction, the State of New Hampshire and the Commonwealth of Massachusetts. Our 2006 through 2008 tax years remain subject to examination by the Internal Revenue Service and state jurisdictions.
Our practice is to recognize interest and/or penalties related to income tax matters in other income (expense). We recorded such interest and/or penalties during the years ended December 31, 2009, 2008 and 2007 in the amounts of approximately $3,000, $4,000 and $4,000, respectively.

Note 9—Debt
Long-term debt as of December 31, 2009 and 2008 consisted of the following:

(in thousands)	2009	2008

Unsecured senior notes payable due to an insurance company:
7.40%, due March 1, 2021	$6,800	$7,200
5.00%, due March 4, 2010	5,000	5,000
Unsecured Business Finance Authority:
Revenue Bond (2005 Series BC-4), 5.375%, due October 1, 2035	12,500	12,500
Revenue Bond (2005 Series BC-3), 5.00%, due October 1, 2018	7,500	7,500
Revenue Bond (2005 Series A), 4.70%, due October 1, 2035	12,125	12,125
Revenue Bond (Series 2005A), 4.70%, due January 1, 2035	1,810	1,825
Revenue Bond (Series 2005B), 4.60%, due January 1, 2030	2,335	2,345
Revenue Bond (Series 2005C), 4.50%, due January 1, 2025	1,205	1,205
Revenue Bond (Series 2005D), 4.50%, due January 1, 2025	1,075	1,160
Revenue Bond, 1997, 6.30%, due May 1, 2022	3,600	3,800
Secured notes payable to bank, floating-rate, due December 31, 2009	—	4,500
Unsecured New Hampshire State Revolving Fund (“SRF”) notes (1)	6,538	5,950

Total long-term debt	60,488	65,110
Less current portion	(5,897)	(5,199)
Less original issue discount	(312)	(325)

Total long-term debt, net of current portion	$54,279	$59,586

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

The aggregate principal payment requirements subsequent to December 31, 2009 are as follows:

(in thousands)	Amount

2010	$5,897
2011	902
2012	908
2013	900
2014	904
2015 and thereafter	50,977

Total	$60,488

Certain covenants (as described below) in Pennichuck Water’s and Pennichuck East’s loan agreements and in our Bank of America revolving credit loan agreement effectively restrict our ability to upstream dividends from Pennichuck Water and Pennichuck East, as well as pay dividends to our shareholders.

Several of Pennichuck Water’s loan agreements contain a covenant that prevents Pennichuck Water from declaring dividends if Pennichuck Water does not maintain a minimum net worth of $4.5 million. As of December 31, 2009 and 2008, Pennichuck Water’s net worth was $52.6 million and $42.2 million, respectively.
One of Pennichuck East’s loan agreements contains a covenant that prevents Pennichuck East from declaring dividends if Pennichuck East does not maintain a minimum net worth of $1.5 million. As of December 31, 2009 and 2008, Pennichuck East’s net worth was $5.6 million and $6.5 million, respectively.
Our Bank of America revolving credit loan agreement contains a covenant that requires us to maintain a minimum consolidated tangible net worth of $45.2 million ($37.0 million plus equity proceeds subsequent to December 2007). As of December 31, 2009 and 2008, our consolidated tangible net worth was $55.2 million and $47.8 million, respectively.
Our Company has available a revolving credit facility with a bank. Borrowings under the revolving credit facility bear interest at a variable rate equal to the 30-day LIBOR rate plus a range of 1.2% to 1.7% based on financial ratios. The revolving credit facility matures on June 30, 2011 and is subject to renewal and extension by the bank at that time.
Our short-term borrowing activity for the years ended December 31, 2009 and 2008 were:

(in thousands)	2009	2008

Established line at year end	$16,000	$16,000
Maximum amount outstanding during year	$3,765	$1,552
Average amount outstanding during year	$2,058	$275
Amount outstanding at year end	$—	$1,465
Weighted average interest rate during year	3.19%	5.20%
Interest rate at year end	3.25%	5.25%
Prior to December 31, 2009, we had a $4.5 million interest rate swap which qualified as a derivative. This financial derivative was designated as a cash flow hedge. The financial instrument was used to mitigate interest rate risks associated with our then outstanding $4.5 million floating-rate loan. The floating-rate, which was based on the 30-day LIBOR rate plus a spread based on financial ratios, was 3.14% as of December 31, 2008. The derivative agreement had a fixed rate of 6.0% as of December 31, 2008, and expired on December 31, 2009. The fair value of the financial derivative, as of December 31, 2008, included in our consolidated balance sheet as “other liabilities” was approximately $185,000. Changes in the fair value of this derivative were deferred in accumulated other comprehensive income.

Note 10—Shareholder Rights Plan
On April 20, 2000, our Board of Directors adopted a Rights Agreement and declared a dividend of one preferred share purchase right (“Right”) for each outstanding share of common stock, $1.00 par value. The Rights Agreement was amended by the Board of Directors as of July 28, 2006 and as of March 2, 2009. Each Right entitles the shareholder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company at a purchase price of $85.00, subject to adjustment. The Rights become exercisable in the event that a person or group acquires, or commences a tender or exchange offer to acquire, more than 15% (up to 20% with the prior approval of the Board of Directors) of the Company’s outstanding common stock In that event, each Right will entitle the holder, other than the acquiring party, to purchase a number of common shares of our Company having a market value equal to two times the Right’s exercise price. If the Company is acquired in a merger or other business combination at any time after the Rights become exercisable, the Rights will entitle the holder to purchase a certain number of shares of common stock of the acquiring company having a market value equal to two times the Right’s exercise price. The Rights are redeemable by the Company at a redemption price of $.01 per Right at any time before the Rights become exercisable. The Rights will expire on April 19, 2010, unless previously redeemed or extended.
Note 11—Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
(in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter

Year Ended December 31, 2009:
Revenues	$7,023	$8,452	$9,473	$$7,824
Operating Income	830	2,239	3,516	1,407
Net (loss) income	(68)	763	1,374	313
(Loss) earnings per common share
Basic	(0.02)	0.18	0.32	0.07
Diluted	(0.02)	0.18	0.32	0.07

Year Ended December 31, 2008:
Revenues	$6,742	$7,940	$8,440	$$7,857
Operating Income	1,006	2,046	2,455	1,903
Net income	2,490	792	913	526
Earnings per common share
Basic	0.59	0.19	0.21	0.12
Diluted	0.58	0.19	0.21	0.12

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On October 1, 2009, the Company was notified that its independent accountant, Beard Miller Company LLP (“Beard”), an independent registered public accounting firm, had merged with Parente Randolph LLC (“Parente”) and formed a new entity, ParenteBeard LLC (“ParenteBeard”). On October 1, 2009, Beard resigned as the auditors of the Company and, with the approval of the Audit Committee of the Company’s Board of Directors, ParenteBeard was engaged as its independent registered public accounting firm.
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
Based on their evaluation, the principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K are effective to provide reasonable assurance that information relating to the Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms. ParenteBeard LLC, our independent registered public accounting firm, has audited the Company’s effectiveness of internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.
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
Information required by this Item will be contained in the Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2009. Such information is incorporated by reference into this Annual Report on Form 10-K.

Item 11.	EXECUTIVE COMPENSATION
Information required by this Item will be contained in the Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2009. Such information is incorporated by reference into this Annual Report on Form 10-K.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item will be contained in the Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2009. Such information is incorporated by reference into this report.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item will be contained in the Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2009. Such information is incorporated by reference into this Annual Report on Form 10-K.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this Item will be contained in the Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2009. Such information is incorporated by reference into this Annual Report on Form 10-K.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1) The following Consolidated Financial Statements of Pennichuck Corporation and subsidiaries for the year ended December 31, 2009 are included in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Income for each of the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Shareholders’ Equity for each of the years ended December 31, 2009, 2008 and 2007

Consolidated Statement of Comprehensive Income for each of the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for each of the years ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements
(2) The following Consolidated Financial Statement Schedules of Pennichuck Corporation for each of the years 2009, 2008 and 2007 are included in this Annual Report on Form 10-K:

I—Condensed Financial Information of Registrant
II—Valuation and Qualifying Accounts
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

4.1
Rights Agreement dated as of April 20, 2000 between Pennichuck Corporation and Fleet National Bank, as Rights Agent (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A12G, filed on April 21, 2000 and incorporated herein by reference)

4.2
Amendment to Rights Agreement dated October 10, 2001, by and between Pennichuck Corporation and Fleet National Bank (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A12G/A, filed on April 30, 2002 and incorporated herein by reference)

4.3
Second Amendment to Rights Agreement dated January 14, 2002, by and between Pennichuck Corporation and EquiServe Trust Company, N.A. (filed as Exhibit 4.2 to the Company’s Registration Statement on Form 8-A12G/A, filed on April 30, 2002 and incorporated herein by reference)

4.4
Agreement of Substitution and Amendment of Common Shares Rights Agreement dated January 15, 2002, by and between Pennichuck Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.3 to the Company’s Registration Statement on Form 8-A12G/A, filed on April 30, 2002 and incorporated herein by reference)

4.5
Amendment to Rights Agreement dated April 29, 2002, by and between Pennichuck Corporation and American Stock Transfer & Trust Company (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 29, 2002 and incorporated herein by reference)

4.6
Dividend Reinvestment and Common Stock Purchase Plan, as amended (included in the prospectus in the Company’s Registration Statement on Form S-3/A, filed on April 8, 2009 and incorporated herein by reference)

4.7
Amendment to Rights Agreement, effective as of August 15, 2006, by and between Pennichuck Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A12G/A, filed on September 25, 2006 and incorporated herein by reference)

4.8
Sixth Amendment to Rights Agreement, effective as of March 2, 2009, by and between Pennichuck Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.8 to the Company’s Registration Statement on Form 8- A12G/A filed on March 5, 2009 and incorporated herein by reference)

Exhibit
Number	Description of Exhibit
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

10.13	Reserved

10.14
Guaranty Agreement between Pennichuck Corporation and Banknorth National Association dated January 20, 2005 (filed as Exhibit 10.15 to the Company’s 2004 Annual Report on Form 10-K and incorporated herein by reference)

10.15	Amended and Restated Summary of Non-Employee Director Compensation (filed as Exhibit 10.6 to the Company’s second quarter 2008 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.16	Reserved

10.17	Form of Stock Option granted under the 2000 Stock Option Plan (filed as Exhibit 10.19 to the Company’s 2004 Annual Report on Form 10-K and incorporated herein by reference)

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

10.22	Reserved

10.23	Addendum Dated October 1, 2008 to Master Loan and Trust Agreement (filed as Exhibit 10.2 to the Company’s third quarter 2008 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.24	Reserved

Exhibit
Number	Description of Exhibit
10.25	Reserved

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

10.32	Reserved

10.33	Reserved

10.34
Pennichuck Corporation 2009 Equity Incentive Plan dated as of March 11, 2009 (filed as Exhibit 10.1 to the Company’s first quarter 2009 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.35
Amendment Agreement, dated as of October 19, 2007, by and among Pennichuck Corporation, Pennichuck Water Works, Inc. and Bank of America, N.A. (successor by merger to Fleet National Bank) (filed as Exhibit 10.1 to the Company’s third quarter 2007 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.36
Amendment Agreement, dated as of October 19, 2007, by and among Pennichuck Corporation, Pennichuck East Utility, Inc. and Bank of America, N.A. (successor by merger to Fleet National Bank) (filed as Exhibit 10.2 to the Company’s third quarter 2007 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.37
First Amendment to Master Loan and Trust Agreement, dated as of October 1, 2007, by and among the Business Finance Authority of the State of New Hampshire, Pennichuck Water Works, Inc. and the Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 10.3 to the Company’s third quarter 2007 Quarterly Report on Form 10-Q and incorporated herein by reference)

Exhibit
Number	Description of Exhibit
10.38	Reserved

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

10.42	Reserved

10.43
First Amendment to Employment Agreement, dated November 7, 2007, amending the Employment Agreement, dated October 3, 2006 by and between Pennichuck Corporation and Donald L. Ware (filed as Exhibit 10.43 to the Company’s 2007 Annual Report on Form 10-K and incorporated herein by reference)

10.44
Second Amendment to Master Loan and Trust Agreement, dated as of May 1, 2008, by and among the Business Finance Authority of the State of New Hampshire, Pennichuck Water Works, Inc. and the Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 10.3 to the Company’s first quarter 2008 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.45
Letter Agreement dated as of May 19, 2008 by and between Pennichuck Corporation and Thomas C. Leonard (filed as Exhibit 10.1 to the Company’s second quarter 2008 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.46
Amendment to Lease dated March 17, 2006 by and between Pennichuck Water Works, Inc. and HECOP III, LLC. (filed as Exhibit 10.2 to the Company’s second quarter 2008 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.47
Second Lease Amendment dated May 6, 2008 by and between Pennichuck Water Works, Inc. and Direct Invest — Heron Cove, LLC. (filed as Exhibit 10.3 to the Company’s second quarter 2008 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.48
Amendment Agreement, dated as of June 19, 2008, by and among Pennichuck Corporation, Pennichuck Water Works, Inc. and Bank of America, N.A. (successor by merger to Fleet National Bank) (filed as Exhibit 10.4 to the Company’s second quarter 2008 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.49
Loan Agreement dated March 1, 1996 between Pennichuck Water Works, Inc. and American United Life Insurance Company regarding $8,000,000 7.40% Senior Notes due March 1, 2021 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 9, 2009 and incorporated herein by reference)

Exhibit
Number	Description of Exhibit
10.50	Second amendment to Employment Agreement, dated as of February 20, 2010, by and between Donald L. Ware and Pennichuck Corporation †

10.51	Master Loan and Trust Agreement dated as of February 9, 2010 by and between Pennichuck East Utility, Inc. and CoBANK, ACB †

10.52	Promissory Note and Supplement dated as of February 9, 2010 by and between Pennichuck East Utility, Inc. and CoBANK, ACB †

10.53	Promissory Note and Supplement dated as of February 9, 2010 by and between Pennichuck East Utility, Inc. and CoBANK, ACB †

10.54	Amendment Agreement, dated as of April 26, 2006, by and between Pennichuck Corporation, Pennichuck Water Works, Inc. and Bank of America, N.A. (Successor by Merger to Fleet National Bank)

14	Code of Ethics for Financial Professionals (filed as Exhibit 14 to the Company’s 2003 Annual Report on Form 10-K and incorporated herein by reference)

18	Preferability Letter of ParenteBeard LLC dated March 4, 2010 regarding change in accounting principle†

21	Subsidiaries of Pennichuck Corporation (filed as Exhibit 21 to the Company’s first quarter 2008 Quarterly Report on Form 10-Q and incorporated herein by reference)

23.1	Consent of ParenteBeard LLC†

24	Power of Attorney (combined in Signature Page)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002†*

32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002†*

†	Filed herewith.

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

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Pennichuck Corporation (Parent Company Only)
Condensed Balance Sheets
(in thousands)

	As of December 31,
	2009	2008
		(restated)
ASSETS
Current Assets:
Cash and cash equivalents	$1,568	$1,093
Accounts receivable	1	10
Prepaid expenses and other	1,667	698

Total Current Assets	3,236	1,801

Other assets	27	52
Deferred tax asset	331	630
Investment in subsidiaries	51,689	46,811

Total Assets	$55,283	$49,294

LIABILITIES AND SHAREHOLDERS’ EQUITY
Line of credit	$—	$1,465
Accounts payable and other current liabilities	64	49
Shareholders’ equity	55,219	47,780

Total Liabilities and Shareholders’ Equity	$55,283	$49,294

The accompanying notes are an integral part of these financial statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
Pennichuck Corporation (Parent Company Only)
Condensed Statements of Income
(in thousands)

	Years Ended December 31,
	2009	2008	2007
Operating revenues	$9	$9	$8
Operating expenses	614	290	1,195

Operating Loss	(605)	(281)	(1,187)
Interest & other income	205	171	353
Interest Expense	(80)	(276)	(206)

Loss Before Income Taxes and Equity in Earnings of Subsidiaries	(480)	(386)	(1,040)
Income Tax Benefit	210	143	404

Loss Before Equity in Earnings of Subsidiaries	(270)	(243)	(636)
Equity in Earnings of Subsidiaries	2,652	4,964	4,217

Net Income	$2,382	$4,721	$3,581

The accompanying notes are an integral part of these financial statements.
Pennichuck Corporation (Parent Company Only)
Condensed Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2009	2008	2007
		(restated)	(restated)
Operating activities	$(818)	$(1,418)	$(539)

Investing activities:
Equity transfer from subsidiaries	2,980	2,798	2,786

Net cash provided by investing activities	2,980	2,798	2,786

Financing Activities:
Change in line of credit, net	(1,465)	1,465	—
Advances (to) from subsidiaries	(5,094)	(8,267)	7,013
Proceeds from issuance of common stock and dividend reinvestment plan	7,852	281	246
Dividends paid	(2,980)	(2,798)	(2,786)

Net cash provided by (used in) financing activities	(1,687)	(9,319)	4,473

Increase (decrease) in cash and cash equivalents	475	(7,939)	6,720
Cash and cash equivalents, beginning of year	1,093	9,032	2,312

Cash and cash equivalents, end of year	$1,568	$1,093	$9,032

The accompanying notes are an integral part of these financial statements.

Pennichuck Corporation (Parent Company Only)
Notes to Condensed Financial Statements
NOTE A—ACCOUNTING POLICIES
Basis of Presentation. In the parent company only financial statements, the Company’s investment in its subsidiaries is stated at cost plus equity in undistributed earnings of its subsidiaries. Parent company only financial statements should be read in conjunction with the Company’s Annual Report to Shareholders for the year ended December 31, 2009.
Cash and cash equivalents. In the fourth quarter of 2009, we revised our cash and cash equivalents policy to include money market funds and other short-term highly liquid investments with original maturities of three months or less as cash equivalents, as they present little risk of changes to their value. The consolidated balance sheet as of December 31, 2008 and the consolidated statements of cash flows for the years ended December 31, 2008 and 2007 have been restated to reflect the change in classification of those short term investments.
NOTE B—COMMON DIVIDENDS FROM SUBSIDIARIES
Common stock cash dividends paid to Pennichuck Corporation by its subsidiaries were as follows:

	Years Ended December 31,
(in thousands)	2009	2008	2007
Pennichuck Water Works, Inc.	$1,489	$2,548	$1,885
Pennichuck East Utility, Inc.	1,491	—	—
Pennichuck Water Service Corporation	—	250	616
The Southwood Corporation	—	—	285

Total	$2,980	$2,798	$2,786

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

				Balance
	Balance at	Charged to		at End
	Beginning	Costs and		of
(in thousands)	of Period	Expenses	Deductions(1)	Period

Allowance for doubtful accounts:
2009	$37	$123	$107	$53
2008	104	30	97	37
2007	95	94	85	104

(1)	Amounts include accounts receivable write-offs, net of recoveries.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on:

PENNICHUCK CORPORATION
By:	/s/ Duane C. Montopoli
	Name:	Duane C. Montopoli,
President and Chief Executive Officer
DATE: March 4, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby makes, constitutes and appoints Duane C. Montopoli acting individually, his true and lawful attorney, with full power to sign for such person and in such person’s name and capacity indicated below any and all amendments to this Form 10-K, hereby ratifying and confirming such person’s signature as it may be signed by said attorney to any and all amendments.

Signature	Title	Date

/s/ Duane C. Montopoli Duane C. Montopoli	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2010

/s/ Thomas C. Leonard Thomas C. Leonard	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 4, 2010

/s/ Larry D. Goodhue Larry D. Goodhue	Controller (Principal Accounting Officer)	March 4, 2010

/s/ Joseph A. Bellavance Joseph A. Bellavance	Director	March 4, 2010

/s/ Steven F. Bolander Steven F. Bolander	Director	March 4, 2010

/s/ Clarence A. Davis Clarence A. Davis	Director	March 4, 2010

Signature	Title	Date

/s/ Michael I. German Michael I. German	Director	March 4, 2010

/s/ Janet M. Hansen Janet M. Hansen	Director	March 4, 2010

/s/ Robert P. Keller Robert P. Keller	Director	March 4, 2010

/s/ John R. Kreick John R. Kreick	Director	March 4, 2010

/s/ Hannah M. McCarthy Hannah M. McCarthy	Director	March 4, 2010

/s/ James M. Murphy James M. Murphy	Director	March 4, 2010

/s/ Martha E. O’Neill Martha E. O’Neill	Director	March 4, 2010