Form 10-Q
period 2010-03-31
PENNICHUCK CORP
filed 2010-05-05
CIK 788885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, $1 Par Value, 4,657,123 shares outstanding as of May 3, 2010

PENNICHUCK CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
March 31, 2010

- i -

PART I. FINANCIAL INFORMATION (Unaudited)
ITEM 1. FINANCIAL STATEMENTS
PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	As of
	March 31,	December 31,
	2010	2009
ASSETS
Property, Plant and Equipment, net	$154,464	$154,803

Current Assets:
Cash and cash equivalents	1,237	1,570
Accounts receivable, net of allowance of $34 as of March 31, 2010 and $53 as of December 31, 2009	1,982	2,064
Unbilled revenue	2,244	2,287
Materials and supplies	710	727
Deferred and refundable income taxes	1,673	1,636
Prepaid expenses	677	1,170

Total Current Assets	8,523	9,454

Other Assets:
Deferred land costs	2,474	2,474
Deferred charges and other assets	10,653	10,760
Investment in real estate partnerships	112	114

Total Other Assets	13,239	13,348

TOTAL ASSETS	$176,226	$177,605

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) — CONTINUED
(in thousands, except share data)

	As of
	March 31,	December 31,
	2010	2009
SHAREHOLDERS’ EQUITY AND LIABILITIES
Shareholders’ Equity:
Common stock — $1 par value Authorized — 11,500,000 shares in 2010 and 2009 Issued — 4,657,165 and 4,652,260 shares, respectively Outstanding — 4,655,963 and 4,651,058 shares, respectively	$4,657	$4,652
Additional paid in capital	40,825	40,619
Retained earnings	9,323	10,086
Accumulated other comprehensive loss	(84)	—
Treasury stock, at cost; 1,202 shares in 2010 and 2009	(138)	(138)

Total Shareholders’ Equity	54,583	55,219

Preferred Stock, No Par Value, 115,000 Shares Authorized, No Shares Issued In 2010 and 2009	—	—

Long-term Debt, Less Current Portion	58,778	54,279

Current Liabilities:
Current portion of long-term debt	1,230	5,897
Accounts payable	635	1,104
Accrued interest payable	266	721
Accrued liability — retainage	348	480
Customer deposits and other current liabilities	1,157	660

Total Current Liabilities	3,636	8,862

Deferred Credits and Other Reserves:
Deferred income taxes	18,792	18,776
Other deferred credits and other reserves	8,904	8,843

Total Deferred Credits and Other Reserves	27,696	27,619

Contributions in Aid of Construction	31,533	31,626

TOTAL SHAREHOLDERS’ EQUITY AND LIABILITIES	$176,226	$177,605

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except share and per share data)

	For the Three Months Ended
	March 31,
	2010	2009
Operating Revenues	$7,394	$7,023

Operating Expenses:
Operations and maintenance	4,332	4,282
Depreciation and amortization	1,041	1,025
Taxes other than income taxes	966	886

Total Operating Expenses	6,339	6,193

Operating Income	1,055	830
Eminent Domain Expenses	(99)	(118)
Net Loss from Investment Accounted for Under the Equity Method	(2)	(2)
Other Expense, Net	—	(22)
Allowance for Funds Used During Construction	4	121
Interest Income	—	6
Interest Expense	(834)	(928)

Income (Loss) Before Provision for Income Taxes	124	(113)
Provision for/(Benefit from) Income Taxes	49	(45)

Net Income (Loss)	75	(68)
Other Comprehensive (Loss) Income, Net of Tax:
Unrealized (loss) gain on derivatives	(84)	19

Comprehensive Loss	$(9)	$(49)

Earnings (Loss) per Common Share:
Basic	$0.02	$(0.02)
Diluted	$0.02	$(0.02)
Weighted Average Common Shares Outstanding:
Basic	4,654,531	4,252,560
Diluted	4,669,832	4,252,560

Dividends Paid per Common Share	$0.18	$0.175
See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Three Months Ended
	March 31,
	2010	2009
		(restated)
Operating Activities:
Net income (loss)	$75	$(68)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,102	1,078
Amortization of deferred investment tax credits	(8)	(8)
Provision for deferred income taxes	73	287
Equity component of allowance for funds used during construction	(2)	(53)
Undistributed loss in real estate partnerships	2	2
Stock-based compensation expense	144	16
Changes in assets and liabilities	105	996

Net cash provided by operating activities	1,491	2,250

Investing Activities:
Purchases of property, plant and equipment, including debt component of allowance for funds used during construction	(856)	(2,556)

Net cash used in investing activities	(856)	(2,556)

Financing Activities:
Change in line of credit, net	—	934
Payments on long-term debt	(5,503)	(494)
Contributions in aid of construction	8	9
Proceeds from long-term borrowings	5,331	476
Debt issuance costs	(33)	(2)
Proceeds from issuance of common stock and dividend reinvestment plan	67	8
Dividends paid	(838)	(744)

Net cash (used in) provided by financing activities	(968)	187

Decrease in cash and cash equivalents	(333)	(119)
Cash and cash equivalents, beginning of period	1,570	1,096

Cash and cash equivalents, end of period	$1,237	$977

Supplemental disclosure on cash flow and non-cash items for the three months ended March 31, 2010 and 2009 is presented below.

	For the Three Months Ended
	March 31,
(in thousands)	2010	2009
Cash paid (refunded) during the period for:
Interest	$1,229	$1,303

Income taxes	$(1,091)	$17

Non-cash items:
Contributions in aid of construction	$69	$74

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Description of Business and Summary of Significant Accounting Policies
The terms “we,” “our,” “our Company,” and “us” refer, unless the context suggests otherwise, to Pennichuck Corporation (the “Company”) and its subsidiaries, Pennichuck Water Works, Inc. (“Pennichuck Water”), Pennichuck East Utility, Inc. (“Pennichuck East”), Pittsfield Aqueduct Company, Inc. (“Pittsfield Aqueduct”), Pennichuck Water Service Corporation (“Service Corporation”) and The Southwood Corporation (“Southwood”).
Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The condensed consolidated balance sheet amounts shown under the December 31, 2009 column have been derived from the audited financial statements of our Company as contained in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).
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
Our Company’s regulated water utility subsidiaries are engaged principally in the collection, storage, treatment and distribution of potable water to approximately 33,600 customers throughout the State of New Hampshire. The utility subsidiaries, which are regulated by the New Hampshire Public Utilities Commission (the “NHPUC”), are subject to the provisions of Accounting Standards Codification Topic 980 “Regulated Operations”.
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
(c) Property, Plant and Equipment
The components of property, plant and equipment as of March 31, 2010 and December 31, 2009 were as follows:

	As of
	March 31,	December 31,
(in thousands)	2010	2009

Utility Property:
Land	$2,236	$1,745
Source of supply	47,967	48,172
Pumping & purification	27,625	27,617
Transmission & distribution, including services, meters and hydrants	104,603	104,664
General and other equipment	8,901	9,029
Intangible plant	720	720
Construction work in progress	1,022	568

Total utility property	193,074	192,515
Total non-utility property	101	101

Total property, plant & equipment	193,175	192,616
Less accumulated depreciation	(38,711)	(37,813)

Property, plant and equipment, net	$154,464	$154,803

(d) Cash and Cash Equivalents
Cash and cash equivalents generally consist of cash, money market funds and other short-term liquid investments with original maturities of three months or less.
In the fourth quarter of 2009, we revised our cash and cash equivalents policy to include money market funds and other short-term highly liquid investments with original maturities of three months or less as cash equivalents.
The condensed consolidated statement of cash flows for the three months ended March 31, 2009 has been restated to reflect the change in classification of those short term investments. Cash flows from investing activities decreased by $31,000 for the three months ended March 31, 2009, whereas cash and cash equivalents as of March 31, 2009 and December 31, 2008 increased by $974,000 and approximately $1.0 million, respectively. There was no effect on net income for the three months ended March 31, 2009.
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

(f) Deferred Charges and Other Assets
Deferred charges include certain regulatory assets and costs of obtaining debt financing. Regulatory assets are amortized over the periods they are recovered through NHPUC-authorized water rates. Deferred financing costs are amortized over the term of the related bonds and notes. Our Company’s utility subsidiaries have recorded certain regulatory assets in cases where the NHPUC has permitted, or is expected to permit, recovery of these costs over future periods. Currently, the regulatory assets are being amortized over periods ranging from 4 to 25 years. Deferred charges and other assets as of March 31, 2010 and December 31, 2009 consist of the following:

	As of
	March 31,	December 31,	Recovery
(in thousands)	2010	2009	Period

Regulatory assets:
Source development charges	$719	$729	5 – 25
Miscellaneous studies	908	860	4 – 25
Sarbanes-Oxley costs	391	440	5
Unrecovered pension expense	3,757	3,799	
Unrecovered postretirement benefits	62	68	

Total regulatory assets	5,837	5,896
Franchise fees and other	20	25
Supplemental retirement plan asset	580	579
Deferred financing costs	4,216	4,260

Total deferred charges and other assets	$10,653	$10,760

	We expect to recover the deferred pension and other postretirement amounts consistent with the anticipated expense recognition of the pension and other postretirement costs.
(g) Revenues
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

(h) Allowance for Funds Used During Construction (“AFUDC”)
AFUDC represents the estimated debt and equity costs of capital necessary to finance the construction of new regulated facilities. AFUDC consists of an interest component and an equity component. AFUDC is capitalized as a component of property, plant and equipment and has been reported separately in the condensed consolidated statements of income and comprehensive income. The AFUDC rate was 7.38% and 8% in 2010 and 2009, respectively. The total amounts of AFUDC recorded for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended
	March 31,
(in thousands)	2010	2009

Debt (interest) component	$2	$68
Equity component	2	53

Total AFUDC	$4	$121

(i) Earnings Per Share
Basic net income per share is computed using the weighted average number of common shares outstanding for a period. Diluted net income per share is computed using the weighted average number of common and dilutive potential common shares outstanding for the period. For the three months ended March 31, 2010 and 2009, dilutive potential common shares consisted of outstanding stock options.
The dilutive effect of outstanding stock options is computed using the treasury stock method. Calculations of the basic and diluted net income per common share and potential common share for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,
(in thousands, except share and per share data)	2010	2009

Basic net income (loss) per share	$0.02	$(0.02)
Dilutive effect of unexercised stock options	—	—

Diluted net income (loss) per share	$0.02	$(0.02)

Numerator:
Net income (loss)	$75	$(68)

Denominator:
Basic weighted average common shares outstanding	4,654,531	4,252,560
Dilutive effect of unexercised stock options	15,301	—

Diluted weighted average common shares outstanding	4,669,832	4,252,560

Options to purchase 85,668 shares of common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2010 because their effect would have been antidilutive. Options to purchase 238,707 shares of common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2009 because we had a net loss for the period.
(j) Interest Rate Swap
As of March 31, 2010, we had a $4.5 million interest rate swap which qualifies as a derivative. This financial derivative is designated as a cash flow hedge. This financial instrument is used to mitigate interest rate risks associated with our outstanding $4.5 million loan which has a floating interest rate based on the three-month LIBOR rate plus 1.75% as of March 31, 2010. The combined effect of the LIBOR-based borrowing formula and the swap produces an “all-in fixed borrowing cost” equal to 5.95%. The fair value of the financial derivative, as of March 31, 2010, included in our consolidated balance sheet as “other liabilities” was approximately $141,000. Changes in the fair value of this derivative were deferred in accumulated other comprehensive income.
(k) New Accounting Pronouncements
In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. Under the proposed roadmap, we may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC has stated that it intends to publish a final standard in 2011 but has not yet decided upon an effective date regarding the adoption of IFRS. Our Company is monitoring the SEC’s public comments regarding the possible implementation of IFRS and assessing the impact that this potential change would have on our financial statements.
Note 2 — Postretirement Benefit Plans
Pension Plan
We have a non-contributory defined benefit pension plan (the “Plan”) that covers substantially all employees. The benefits are formula-based, giving consideration to both past and future service as well as participant compensation levels. Our funding policy is to contribute annual amounts that meet the requirements for funding under Section 404 of the Internal Revenue Code and the Pension Protection Act. During the three months ended March 31, 2010 and 2009, we contributed $112,000 and $156,000, respectively, into the Plan. We anticipate that we will contribute a total of approximately $631,000 into the Plan in 2010.
The components of net periodic pension cost were as follow:

	Three Months Ended
	March 31,
(in thousands)	2010	2009

Service cost, benefits earned during the period	$164	$208
Interest cost on projected benefit obligation	155	165
Expected return on plan assets	(124)	(154)
Recognized net actuarial loss	42	41

Net periodic benefit cost	$237	$260

Other Postretirement Benefits
We provide postretirement medical benefits for eligible retired employees, who retire on or after the normal retirement age of 65, through a postretirement medical plan. Future benefits increase annually based on the actual percentage of wage and salary increases earned from the plan inception date to the normal retirement date.
Upon retirement, if a qualifying employee elects to remain on the Company’s group medical plan, we pay his or her monthly premium up to a maximum allowable benefit based on eligibility and years of service. The current maximum monthly benefit is $285. Upon request, the spouse of a covered former employee may also remain on the Company’s group medical plan provided that person’s entire monthly premium is reimbursed to the Company.
Our Company also offers postemployment medical benefits for employees who retire prior to their normal retirement age and who have met certain age and service requirements. The benefits allow continuity of coverage at group rates from the employee’s retirement date until the employee becomes eligible for Medicare. This postemployment plan is funded from the general assets of the Company.
Net periodic other postretirement and postemployment benefit cost includes the following components:

	Three Months Ended
	March 31,
(in thousands)	2010	2009

Service cost, benefits earned during the period	$31	$35
Interest cost on accumulated postretirement and postemployment benefit obligation	35	34
Expected return on plan assets	(12)	(12)
Amortization of prior service cost	—	6
Recognized net actuarial loss	6	1

Net periodic benefit cost	$60	$64

The net periodic pension and other postretirement benefit costs were estimated based on the latest available participant census data. During each of the three months ended March 31, 2010 and 2009, we contributed $11,000 and $9,000, respectively into this program. We anticipate that we will contribute a total of approximately $42,000 into the program in 2010.
Note 3 — Stock-based Compensation Plans
Share-based payments to employees, including grants of stock options, are recognized as compensation expense in the condensed consolidated financial statements based on their fair value on the grant date. For purposes of calculating the fair value of each stock grant as of the date of grant, our Company uses the Black Scholes Option Pricing model.

The impact of stock-based compensation on the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended
	March 31,
(in thousands)	2010	2009

Stock-based compensation	$144	$16
Income taxes	(58)	(6)

Stock-based compensation, net of tax	$86	$10

Our Company has periodically granted its officers and key employees incentive and non-qualified stock options on a discretionary basis pursuant to two stock option plans, the 1995 Stock Option Plan (the “1995 Plan”) and the 2009 Equity Incentive Plan (the “2009 Plan”).
No further shares are available for future grant under the 1995 Plan. We issued 71,900 options under the 2009 Plan during the three months ended March 31, 2010. As of March 31, 2010, there were 111,934 shares available for future grant under the 2009 Plan.
Note 4 — Commitments and Contingencies
City of Nashua’s Ongoing Eminent Domain Proceedings
On March 25, 2004, the City of Nashua, New Hampshire (the “City”) filed a petition with the NHPUC under the New Hampshire utility municipalization statute, NHRSA Ch. 38, seeking to take by eminent domain all of the utility assets of our Company’s three utility subsidiaries. Under NHRSA Ch. 38, if the NHPUC makes a finding that it is in the public interest to do so, a municipality may take the assets of a utility providing service in that municipality. The NHPUC is also charged with determining the amount of compensation for assets that it finds are in the public interest for the municipality to take.
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
On July 25, 2008, the NHPUC issued an order that the taking of the assets of Pennichuck Water is in the public interest provided certain conditions are met, and that the amount of compensation to be paid to Pennichuck Water for such assets is $203 million determined as of December 31, 2008. It is our understanding that in the event of an eminent domain taking pursuant to the NHPUC order, this amount would have to be adjusted for Pennichuck Water capital additions (less capital retirements and depreciation) from and after the end of 2008 through the ultimate asset acquisition closing date.

The conditions imposed by the NHPUC included a requirement that the City pay an additional $40 million into a mitigation fund to protect the interests of the customers of Pennichuck East and Pittsfield Aqueduct from the costs associated with operational inefficiencies and the loss of use of shared assets which would result from the taking of the Pennichuck Water assets by the City. Consequently, under the terms of the NHPUC order, the City would be required to pay a total of at least $243 million. Another condition was that within 60 days of its order becoming final and no longer subject to appeal, the City shall submit for approval by the NHPUC duly authorized and executed operating contracts between the City and its planned water system contractors incorporating all conditions imposed by the NHPUC. The remaining conditions covered various aspects of the operation and oversight of the water system under City ownership.
The NHPUC July 2008 decision is available on the NHPUC web site (Docket No. 04-048). On March 13, 2009, the NHPUC reaffirmed its July 25, 2008 order.
Supreme Court Ruling
Both the Company and the City filed appeals with the New Hampshire Supreme Court (the “Court”), challenging aspects of the July 25, 2008 NHPUC order. On March 25, 2010, the Court issued its decision, unanimously affirming the NHPUC’s ruling in its entirety. More specifically, the Court affirmed the NHPUC’s ruling that a taking of the operating assets of our Pennichuck Water regulated utility subsidiary is in the public interest and that the amount to be paid to the Company for such assets is $203 million determined as of December 31, 2008. The Court also affirmed the NHPUC’s establishment of its conditions, including that Nashua must pay an additional $40 million into a mitigation fund to protect the interests of the customers of the Company’s other two regulated utilities.
Following the Court’s decision, neither party filed a request for rehearing with the Court by the April 5, 2010 deadline. Accordingly, as of April 5, 2010, the NHPUC’s July 25, 2008 order became final and no longer subject to appeal. We believe this means that if the City intends to move forward with an eminent domain taking of Pennichuck Water’s assets pursuant to the July 25, 2008 NHPUC order, the City must submit to the NHPUC executed operating contracts with its planned water system contractors by June 4, 2010.
Separately, under New Hampshire law, the City has 90 days from the date of the final determination of the price to be paid for the assets of Pennichuck Water to decide whether or not to issue the debt necessary to fund the taking of the Pennichuck Water assets upon the terms set forth in the NHPUC’s July 25, 2008 order. Based upon published statements of City officials, we believe that the City is interpreting this deadline to mean 90 days from the issuance of the Court’s decision on March 25, 2010, or June 23, 2010. If the City decides to abandon the pending eminent domain proceeding, we believe that under New Hampshire law the City may not commence during the next two years another eminent proceeding to take all or substantially all of Pennichuck Water’s plant and equipment.
While we cannot predict whether the City will proceed with an eminent domain taking of the assets of our Pennichuck Water subsidiary under the terms of the July 25, 2008 NHPUC order, City officials have publicly stated in the past that the payment amounts set by the NHPUC are too high. Additionally, in a newspaper article about the Supreme Court decision that was published the next day, the Mayor of Nashua was quoted as saying that she believes a private settlement is still in everyone’s best interest.

Certain Possible Adverse Consequences
A taking of assets by eminent domain pursuant to the NHPUC order would result in a significant taxable gain and related tax liability to the Company based on the difference between the price paid to Pennichuck Water for the assets taken and Pennichuck Water’s underlying tax basis in such assets. The tax liability would be due proximate to the sale of the assets unless the proceeds of the taking were reinvested in other water utility assets in accordance with certain provisions of the Internal Revenue Code. A taking by eminent domain could also result in our Company incurring other costs due to various factors, including decisions that our Company may make regarding its remaining operations. These costs could include expenditures associated with termination and/or funding of health and retirement plans, certain debt redemption premiums, severance costs and professional fees. In addition, if the Company were to sell some or all of its remaining businesses or assets, it could be forced to accept prices below their current carrying values as a result of then-current market conditions, a limited number of potential buyers, and/or other factors. Accordingly, if the City of Nashua decides to purchase the assets of Pennichuck Water by eminent domain, the financial position of our Company could be materially and adversely impacted.
Other Eminent Domain Proceedings
The Town of Pittsfield, New Hampshire voted at its town meeting in 2003 to purchase the assets of our Company’s Pittsfield Aqueduct subsidiary by eminent domain. In April 2003, the Town notified our Company in writing of the Town’s desire to purchase the assets. Our Company responded that it did not wish to sell the assets. Thereafter, no further action was taken by the Town until March 2005 when it voted to appropriate $60,000 for the eminent domain process. On March 22, 2005, our Company received a letter from the Town reiterating the Town’s desire to purchase the assets of our Company’s Pittsfield Aqueduct subsidiary, and by letter dated May 10, 2005, our Company responded that it did not wish to sell them. Our Company does not have a basis to evaluate whether the Town will actively pursue the acquisition of our Company’s Pittsfield Aqueduct assets by eminent domain, but since the date of the Town’s letter to our Company, the Town has not taken any additional steps required under New Hampshire RSA Chapter 38 to pursue eminent domain.
The Town of Bedford, New Hampshire voted at its town meeting in March 2005 to take by eminent domain our Company’s assets within Bedford for purposes of establishing a water utility, and by letter dated April 4, 2005 inquired whether our Company, and any relevant wholly owned subsidiary of our Company, was willing to sell its assets to Bedford. Our Company responded by letter dated September 1, 2005, informing the Town that our Company did not wish to sell those assets located in Bedford that are owned by any of its subsidiaries. Our Company has not received a response to its letter, and since the date of the Town’s letter to our Company, the Town has not taken any additional steps required under New Hampshire RSA Chapter 38 to pursue eminent domain. During the hearing regarding the proposed eminent domain taking of Pennichuck Water’s assets by Nashua, a witness for the Town of Bedford testified that the Town’s interest in a possible taking of assets of our Company related to a situation in which Nashua might acquire less than all of our Company’s assets, leaving the system in Bedford as part of a significantly smaller utility.
Our Company cannot predict the ultimate outcome of these matters. It is possible that if the Towns of Pittsfield and/or Bedford pursue an eminent domain taking and are ultimately successful, the financial position of our Company could be materially impacted. No adjustments have been recorded in the accompanying condensed consolidated financial statements for these uncertainties.

Note 5 — Business Segment Reporting
Our operating activities are currently grouped into the following two primary business segments.
•
Regulated water utility operations — Includes the collection, treatment and distribution of potable water for domestic, industrial, commercial and fire protection service in the City of Nashua and 29 other communities throughout New Hampshire. Our regulated water utility companies consist of Pennichuck Water, Pennichuck East and Pittsfield Aqueduct.

•	Water management services — Includes the contract operations and maintenance activities of Service Corporation.
In the fourth quarter of 2009, we determined that our real estate operations conducted through Southwood should no longer be considered a reportable business segment due to the sale and dissolution of substantially all of Southwood’s joint ventures and the expectation of limited real estate activities for the foreseeable future. Beginning in the fourth quarter of 2009, the line titled “Other” which previously included primarily parent company activity, including eminent domain-related expenses, now also includes the activities of Southwood. Prior to the fourth quarter of 2009, Southwood’s activities were considered a reportable segment and were reported on the line titled “Real estate operations.” The line titled “Other” is not a reportable segment and is shown only to reconcile to the total amounts shown in our condensed consolidated financial statements.
The following table presents information about our primary business segments:

	Three Months Ended
	March 31,
(in thousands)	2010	2009

Operating revenues:
Regulated water utility operations	$6,805	$6,329
Water management services	587	692
Real estate operations	N/A	—
Other	2	2

Total operating revenues	$7,394	$7,023

Operating income (loss):
Regulated water utility operations	$1,066	$774
Water management services	30	96
Real estate operations	N/A	(10)
Other	(41)	(30)

Total operating income	$1,055	$830

Net income (loss):
Regulated water utility operations	$126	$(43)
Water management services	18	58
Real estate operations	N/A	(8)
Other	(69)	(75)

Total net income	$75	$(68)

	As of
	March 31,	December 31,
(in thousands)	2010	2009

Total assets:
Regulated water utility operations	$169,644	$171,073
Water management services	143	319
Real estate operations	N/A	N/A
Other	6,439	6,213

Total assets	$176,226	$177,605

Note 6 — Financial Measurement and Fair Value of Financial Instruments
We use a fair value hierarchy which prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of fair value hierarchy are as follows:
Level 1: Based on quoted prices in active markets for identical assets.
Level 2: Based on significant observable inputs.
Level 3: Based on significant unobservable inputs.
An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.
For assets and liabilities measured at fair value on a recurring basis, the fair value measurement by levels within the fair value hierarchy used as of March 31, 2010 are as follows:

	March 31,
(in thousands)	2010	Level 1	Level 2	Level 3

Interest rate swap	$(141)	$—	$(141)	$—

The carrying value of certain financial instruments included in the accompanying consolidated balance sheet, along with the related fair value, as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value

Liabilities:
Long-term debt	$(60,008)	$(54,656)	$(60,176)	$(55,794)
Interest rate swap liability	(141)	(141)	—	—

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration. The fair value for long-term debt shown above does not purport to represent the amounts at which those debt obligations would be settled. The fair market value of our interest rate swap represents the estimated cost to terminate this agreement as of March 31, 2010 based upon the then current interest rates and the related credit risk.
The carrying values of our cash and cash equivalents, line of credit and accounts receivable approximate their fair values because of their short maturity dates.
Note 7 — Equity Investments in Unconsolidated Companies
As of March 31, 2010 and December 31, 2009, Southwood held a 50 percent ownership interest in a limited liability company known as HECOP IV. The remaining ownership interest in HECOP IV is held by John P. Stabile II, principal owner of H. J. Stabile & Son, Inc. HECOP IV, whose assets and liabilities are not included in the accompanying condensed consolidated balance sheets, owns approximately nine acres of undeveloped land in Merrimack, New Hampshire. The short-term cash needs of HECOP IV are expected to be funded by its partners on an on-going basis and are not expected to be significant.
Southwood uses the equity method of accounting for its investment in this joint venture and accordingly, its investment is adjusted for its share of losses. Southwood’s share of losses is included under “Net loss from investment accounted for under the equity method” in the accompanying condensed consolidated statements of income.
Note 8 — Shareholder Rights Plan
On April 20, 2000, our Board of Directors (“Board”) adopted a Rights Agreement and declared a dividend of one preferred share purchase right (“Right”) for each outstanding share of common stock, $1.00 par value. The Rights become exercisable in the event that a person or group acquires, or commences a tender or exchange offer to acquire, more than 15% (up to 20% with the prior approval of the Board of Directors) of the Company’s outstanding common stock.
Effective March 24, 2010, our Board voted unanimously to extend the expiration date of the Rights under the Rights Agreement from April 19, 2010 to November 1, 2010.
Effective April 14, 2010, our Board unanimously adopted a resolution that any extension of the expiration date of the Rights beyond the date of the Company’s 2011 annual meeting of shareholders would be subject to a majority shareholder vote at that meeting. The Board has not decided whether or not to extend the Rights beyond November 1, 2010.

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
Pennichuck Corporation is a non-operating holding company whose income is derived from the earnings of its five wholly-owned subsidiaries. We are engaged primarily in the collection, storage, treatment and distribution of potable water for domestic, industrial, commercial and fire protection service in New Hampshire through our three utility subsidiaries: Pennichuck Water, Pennichuck East and Pittsfield Aqueduct. Our regulated water utility revenues constituted 92% and 90% of our revenues for the three months ended March 31, 2010 and 2009, respectively. Pennichuck Water, our principal subsidiary which was established in 1852, accounted for 71% and 69% of our revenues for the three months ended March 31, 2010 and 2009. Pennichuck Water’s franchise area presently includes the City of Nashua, New Hampshire and 10 surrounding municipalities.
Our Company’s regulated water utility subsidiaries are regulated by the New Hampshire Public Utilities Commission (the “NHPUC”) with respect to their water rates, financings and provision of service. We must obtain NHPUC approval to increase our Company’s regulated water utility subsidiaries’ water rates to recover increases in operating expenses and to obtain the opportunity to earn a return on investments in plant and equipment. New Hampshire law provides that utilities are entitled to charge rates which permit them to earn a reasonable return on the cost of the property employed in serving their customers, less accrued depreciation, contributed capital and deferred income taxes (“Rate Base”). The cost of capital permanently employed by a utility in its regulated business marks the rate of return that it is lawfully entitled to earn on its Rate Base. Capital expenditures associated with complying with federal and state water quality standards have historically been recognized and approved by the NHPUC for inclusion in our water rates, though there can be no assurance that the NHPUC will approve future rate increases in a timely or sufficient manner to cover our capital expenditures.
Service Corporation provides various non-regulated water-related monitoring, maintenance, testing and compliance reporting services for water systems for various towns, businesses and residential communities in New Hampshire and Massachusetts. Its most significant contracts are with the Town of Hudson, New Hampshire and the Town of Salisbury, Massachusetts.
Southwood is engaged in real estate management and commercialization activities. Historically, most of Southwood’s activities have been conducted through real estate joint ventures. Over the past 10 years, Southwood has participated in four joint ventures with John P. Stabile II, a local developer. Southwood’s earnings have from time to time during that period contributed a significant percentage of our net income, including in the year ended December 31, 2008 (i.e., the January 2008 sale of the three commercial office buildings that comprised substantially all of the assets of HECOPs I, II and III). Southwood’s contributions from the sale of real estate have increased the fluctuations in our net income during the 10-year period. While we anticipate that Southwood will contribute a smaller proportion of our revenues and earnings over the next several years, we do expect it to continue to pursue the environmentally responsible commercialization of our 450 acres of undeveloped land held outside our regulated utilities.
The pending eminent domain matter with the City of Nashua, New Hampshire (the “City”) that is described in more detail below and elsewhere in this report has had a material adverse effect on our results of operations in recent years and may have a material adverse effect on our financial condition, depending upon whether or not the City decides to acquire the Pennichuck Water assets upon the terms set forth in the NHPUC’s July 25, 2008 order or the terms of any negotiated settlement between the Company and the City in lieu of an eminent domain taking.

As you read the Management’s Discussion and Analysis, refer to our Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements in Item 1 in this Quarterly Report on Form 10-Q.
Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q, including certain statements in Management’s Discussion and Analysis, are forward-looking statements intended to qualify for safe harbors from liability under the Private Securities Litigation Reform Act of 1995, as amended (and codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). The statements are made based upon, among other things, our current assumptions, expectations and beliefs concerning future developments and their potential effect on us. These forward-looking statements involve risks, uncertainties and other factors, many of which are outside our control which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. In some cases you can identify forward-looking statements where statements are preceded by, followed by, or include the words “in the future,” “believes,” “expects,” “anticipates,” “plans” or similar expressions, or the negative thereof.
Forward-looking statements involve risks and uncertainties, and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Such factors include, among other things, the implications of the New Hampshire Supreme Court’s March 25, 2010 decision affirming the eminent domain order of the NHPUC in favor of the City of Nashua, New Hampshire; the impact of an eminent domain taking by Nashua on business operations and net assets; the success of applications for rate relief; legislation and/or regulation and accounting factors affecting the Company’s financial condition and results of operations; the availability and cost of capital, including the impact on our borrowing costs of changes in interest rates; and the impact of weather and other factors on the demand for water. For a complete discussion of our risk factors, see Part I, Item 1A, “Risk Factors”, in our 2009 Annual Report on Form 10-K, as supplemented by Part II, Item 1A, “Risk Factors”, in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
City of Nashua’s Eminent Domain Proceeding
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

On July 25, 2008, the NHPUC issued an order that the taking of the assets of Pennichuck Water is in the public interest provided certain conditions are met, and that the amount of compensation to be paid to Pennichuck Water for such assets is $203 million determined as of December 31, 2008. It is our understanding that in the event of an eminent domain taking pursuant to the NHPUC order, this amount would have to be adjusted for Pennichuck Water capital additions (less capital retirements and depreciation) from and after the end of 2008 through the ultimate asset acquisition closing date.
The conditions imposed by the NHPUC included a requirement that the City pay an additional $40 million into a mitigation fund to protect the interests of the customers of Pennichuck East and Pittsfield Aqueduct from the costs associated with operational inefficiencies and the loss of use of shared assets which would result from the taking of the Pennichuck Water assets by the City. Consequently, under the terms of the NHPUC order, the City would be required to pay a total of at least $243 million. Another condition was that within 60 days of its order becoming final and no longer subject to appeal, the City shall submit for approval by the NHPUC duly authorized and executed operating contracts between the City and its planned water system contractors incorporating all conditions imposed by the NHPUC. The remaining conditions covered various aspects of the operation and oversight of the water system under City ownership. On March 13, 2009, the NHPUC reaffirmed its July 25, 2008 order.
Following the denial of the Company’s and the City’s requests for reconsideration or rehearing by the NHPUC, both the Company and the City filed appeals with the New Hampshire Supreme Court (the “Court”). The City appealed both the $203 million asset valuation as of December 31, 2008 and the required $40 million mitigation fund.
On March 25, 2010, the Court issued its decision, unanimously affirming the NHPUC’s ruling in its entirety. More specifically, the Court affirmed the NHPUC’s ruling that a taking of the operating assets of our Pennichuck Water regulated utility subsidiary is in the public interest and that the amount to be paid to the Company for such assets is $203 million determined as of December 31, 2008. The Court also affirmed the NHPUC’s establishment of its conditions, including that Nashua must pay an additional $40 million into a mitigation fund to protect the interests of the customers of the Company’s other two regulated utilities.
Following the Court’s decision, neither party filed a request for rehearing with the Court by the April 5, 2010 deadline. Accordingly, as of April 5, 2010, the NHPUC’s July 25, 2008 order became final and no longer subject to appeal. We believe this means that if the City intends to move forward with an eminent domain taking, it must submit to the NHPUC executed operating contracts with its planned water system contractors by June 4, 2010.
Separately, under New Hampshire law, the City has 90 days from the date of the final determination of the price to be paid for the assets of Pennichuck Water to decide whether or not to issue the debt necessary to fund the taking of the Pennichuck Water assets upon the terms set forth in the NHPUC’s July 25, 2008 order. Based upon published statements of City officials, we believe that the City is interpreting this deadline to mean 90 days from the issuance of the Court’s decision on March 25, 2010, or June 23, 2010. If the City decides to abandon the pending eminent domain proceeding, we believe that under New Hampshire law the City may not commence during the next two years another eminent proceeding to take all or substantially all of Pennichuck Water’s plant and equipment.

While we cannot predict whether the City will proceed with an eminent domain taking of the assets of our Pennichuck Water subsidiary under the terms of the July 25, 2008 NHPUC order, City officials have publicly stated in the past that the payment amounts set by the NHPUC are too high. Additionally, in a newspaper article about the Supreme Court decision that was published the next day, the Mayor of Nashua was quoted as saying that she believes a private settlement is still in everyone’s best interest.
As we have previously publicly stated, we have been opposed to an eminent domain taking of the assets of Pennichuck Water pursuant to the terms of the July 2008 NHPUC order. Due to the required form of the transaction (i.e., a corporate asset sale) coupled with the effects of accelerated depreciation for tax purposes, our Company would have a significant taxable gain and income tax liability at the corporate level, which would substantially erode the proceeds from the sale. We have considered attempting to defer the recognition of this corporate-level tax by reinvesting the proceeds in like-kind property pursuant to certain provisions of the Internal Revenue Code. However, considering the geographic concentration of our operations, the time limit within which reinvestment must occur, and the large amount that would have to be reinvested, it would likely be very difficult to find suitable replacement property that is fairly priced and makes good business sense to purchase. Therefore, we do not believe reinvestment in like-kind property is a feasible solution to this corporate-level tax issue.
Since Pennichuck Water comprises the substantial majority of our consolidated assets and revenues, an eminent domain taking would likely necessitate the winding up and liquidation of our entire business. This would require us to sell off the Company’s remaining non-cash assets pursuant to a plan of liquidation. Under the circumstances, it could prove difficult to obtain good prices for those assets that fairly reflect their long-term value. Liquidation would also trigger taxation at the shareholder level depending on the difference between the amounts distributed in liquidation and the cost basis of the stock being redeemed.
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
For all these reasons, we believe that a negotiated purchase by the City of Nashua of the (parent-level) stock of Pennichuck Corporation may yield a substantially better economic outcome for both parties and their stakeholders. Importantly, a Pennichuck Corporation stock sale would avoid double taxation to our shareholders. Regarding the City, in a parent-level stock purchase, it may be able to acquire all the assets it wants for a substantially lower net cost than it would have to pay to acquire the same assets via eminent domain taking plus negotiated purchase of other desired assets. More specifically, in a negotiated stock purchase, the City would not have to separately purchase the non-utility land that we believe it desires. Furthermore, we believe the City could likely reduce its total investment by selling off our two smaller utilities and Service Corporation, and we and the City could then work together to change the overall transaction structure in a manner that avoids the need for any mitigation fund payment.
In order for the City’s purchase of Pennichuck Corporation stock to be substantially more economically advantageous to the City than an eminent domain taking pursuant to the July 25, 2008 NHPUC order, we believe the transaction must be structured such that it not be deemed to be an asset sale by the City, resulting in an income tax payable by the City. We believe that the triggering of such a tax would depend on the structure of the acquisition transaction, the post-acquisition relationship between the City and the acquired entities, and perhaps other factors. Importantly in this regard, due to New Hampshire legislation we supported, the City can purchase the stock of Pennichuck Corporation and operate the acquired entities as controlled subsidiaries (i.e., there would be no state law requirement of liquidation).

Relative to post-acquisition operating costs over time, other related possible consequences of a stock purchase of Pennichuck Corporation by Nashua are that Nashua might have to finance the purchase with taxable (vs. tax-exempt) debt, and it might have to operate Pennichuck Water as a for-profit subsidiary. We believe that these possible post-acquisition requirements would likely be evaluated by Nashua in relation to various factors, including, (i) the initial savings Nashua would otherwise achieve in a stock purchase transaction, and (ii) Nashua’s estimate of what it believes would be the long term cost savings of operating the water system under its ownership.
Settlement discussions to date have been inconclusive
Notwithstanding the adversarial proceedings relating to the eminent domain dispute, the Company has engaged in settlement discussions with the City, as previously disclosed, including discussions regarding a comprehensive settlement involving the acquisition of Pennichuck Corporation stock. We must emphasize, however, that a parent-level stock acquisition would require the negotiation and resolution of many complex issues and, therefore, no assurance can be given that the City and the Company would ultimately be able to reach such an agreement. Moreover, in addition to approval by the City’s Board of Aldermen, such an agreement would also be subject to approval by the NHPUC and the Company’s shareholders. Additionally, the consummation of any such transaction would also depend on the availability of debt financing at terms acceptable to the City and the approval of that debt financing by a two-thirds vote of the City’s Board of Aldermen.
At present, we do not have an agreement or understanding with the City regarding any of the material terms of an acquisition agreement, including the structure of the proposed transaction or acquisition valuation of Pennichuck Corporation stock. However, because we believe that a negotiated parent-level stock acquisition continues to be the best way to resolve our dispute, we will continue to consider any and all stock acquisition proposals the City may wish to make.
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
Regulatory Accounting. Accounting Standards Codification Topic 980 “Regulated Operations” prescribes generally accepted accounting principles for companies whose rates are established by or are subject to approval by an independent third-party regulator such as the NHPUC. In accordance with Topic 980, we defer costs and credits on the condensed consolidated balance sheets as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the rate-making process in a period different from when the costs and credits are incurred. These deferred amounts, both assets and liabilities, are then recognized in the condensed consolidated statements of income in the same period that they are reflected in rates charged to our water utilities’ customers. In the event that the inclusion in the rate-making process is disallowed, the associated regulatory asset or liability would be adjusted to reflect the change in our assessment or change in regulatory approval.

We have not deferred costs incurred to defend against the City of Nashua’s ongoing eminent domain proceeding against our Pennichuck Water subsidiary.
Revenue Recognition. The revenues of our regulated water utility subsidiaries are based on authorized rates approved by the NHPUC. Estimates of water utility revenues for water delivered to customers but not yet billed are accrued at the end of each accounting period. We read our customer meters on a monthly basis and record revenues based on those readings. Unbilled revenues from the last meter-reading date to the end of the accounting period are estimated based on historical usage and the effective water rates. Actual results could differ from those estimates. Accrued unbilled revenues recorded in the accompanying condensed consolidated financial statements as of March 31, 2010 and December 31, 2009 were $2.2 million and $2.3 million, respectively.
Our non-utility revenues are recognized when services are rendered. Revenues are based, for the most part, on long-term contractual rates.
Pension and Other Postretirement Benefits. Our pension and other postretirement benefit costs are dependent upon several factors and assumptions, such as employee demographics, plan design, the level of cash contributions made into the plans, earnings on the plans’ assets, the discount rate applied to estimated future payment obligations, the expected long-term rate of return on plan assets, and health care cost trends.
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
Our pension plan currently meets the minimum funding requirements of the Employee Retirement Income Security Act of 1974. We currently anticipate that we will contribute approximately $631,000 to the plan during 2010.
Results of Operations — General
In this section, we discuss our results of operations for the three months ended March 31, 2010 and 2009 and the factors affecting them. Our operating activities are discussed in Note 5, “Business Segment Reporting” in Part I, Item I, in this Quarterly Report on Form 10-Q.

Results of Operations — Three Months Ended March 31, 2010
Compared to Three Months Ended March 31, 2009
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
For the three months ended March 31, 2010, our net income was $75,000, compared to a net loss of $68,000 for the three months ended March 31, 2009. On a per share basis, the fully diluted income per share for the three months ended March 31, 2010 was $0.02 as compared to fully diluted loss per share of $0.02 for the three months ended March 31, 2009. The principal factors that affected current period net income, relative to prior period net income, include the following:
•	An increase in regulated water utility operating income of $293,000;
•	A decrease in interest expense of $94,000;
•	A decrease in eminent domain-related costs of $19,000; partially offset by
•	A decrease in allowance for funds used during construction (“AFUDC”) of $117,000;
•	A decrease in water management service operating income of $66,000; and
•	An increase in income tax expense of $94,000.
Regulated Water Utility Operations
Our regulated water utility operations include the activities of Pennichuck Water, Pennichuck East and Pittsfield Aqueduct, each of which is regulated by the NHPUC.
Our utility operating revenues increased to $6.8 million in 2010, an increase of $476,000 or 7.5% over 2009. The increase in revenues is primarily the result of the permanent rate increase granted to Pennichuck Water. Pennichuck Water was granted a 22% permanent rate increase in August 2009 which replaced a previously granted 11% temporary rate increase.
For the three months ended March 31, 2010, 68% of our billed water utility usage was to residential customers, and 30% to commercial and industrial customers, with the balance being principally from billings to municipalities. Company-wide usage for the three months ended March 31, 2010 was consistent with the same period in the previous year.
We believe 2010 revenues will be favorably impacted by the full year impact of the permanent rate increases we received in August 2009, as discussed above. We also believe customer usage may be further decreased by additional customer conservation efforts as a result of the rate increases, as well as general customer response to various conservation focused communications and the continuing acceptance of more water efficient appliances.

For the three months ended March 31, 2010, our total utility operating expenses increased by 3.3% over the three months ended March 31, 20009 as shown in the table below.

	Three Months Ended March 31,
(in thousands)	2010	2009	Change

Operations & maintenance	$3,733	$3,644	$89
Depreciation & amortization	1,039	1,023	16
Taxes other than income taxes	966	888	78

Total Utility Operating Expenses	$5,738	$5,555	$183

The operations and maintenance expenses of our regulated water utility business include such categories as:
•	Water supply, treatment, purification and pumping;
•	Transmission and distribution system functions, including repairs and maintenance and meter reading; and
•	Engineering, customer service and general and administrative functions.
The $183,000 increase in our utilities’ operating expenses over the same period in 2009 was primarily the result of the following:
•
Increased general and administrative costs of $124,000 primarily relating to combined effects of, (i) increased non-cash compensation expense recorded for employee stock options granted to the Company’s President & CEO pursuant to his initial employment terms, and (ii) estimated bonus expense accrued in accordance with the Company’s management bonus plans, partially offset by a decrease in supplemental executive retirement plan costs of $92,000.

•
Increased taxes other than income taxes of $78,000, principally related to increased real estate taxes resulting from capital additions in our core Pennichuck Water system, as well as increased assessed values; partially offset by

•	Decreased production costs of $46,000 related to lower power rates; and
•	Decreased customer accounting expenses of $25,000 primarily related to a reduction of write-offs of bad debts.
As a result of the above changes in operating revenue and operating expenses, water utility operating income increased to $1.1 million from $774,000, or 38%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.
Our utilities expect to periodically seek rate relief, as necessary, to recover increased operating costs and to obtain recovery of and a return on capital additions as they are made over time as well as to adjust for the impact of reduced consumption related to conservation and economic conditions.

Water Management Services
The operating revenues of our water management services segment decreased to $587,000 for the three months ended March 31, 2010 from $692,000 for the three months ended March 31, 2009, resulting in a decrease of $105,000, or 15%.
Service Corporation’s contracts with two municipalities ended on June 30, 2009 and July 31, 2009, respectively, and have not been renewed by the municipalities. The operating revenue earned from these two unrenewed contracts was $60,000 for the three months ended March 31, 2009, $67,000 for the three months ended June 30, 2009 and $9,000 for the three months ended September 30, 2009, totaling $136,000 for the twelve months ended December 31, 2009.
Operating revenues earned from unplanned work on continuing contracts decreased to $167,000 for the three months ended March 31, 2010 from $201,000 for the three months ended March 31, 2009, a decrease of $34,000, or 17%.
The operating income of our water management services segment decreased to $30,000 for the three months ended March 31, 2010 from $96,000 for the three months ended March 31, 2009, resulting in a decrease of $66,000, or 69%. The net income of our water management services segment decreased to $18,000 for the three months ended March 31, 2010 from $58,000 for the three months ended March 31, 2009, resulting in a decrease of $40,000, or 69%.
We expect the lower operating revenues, operating income and net income to continue through the second quarter of 2010, reflecting the loss of the two contracts referred to above.
Eminent Domain Expenses
Our eminent domain expenses were $99,000 for the three months ended March 31, 2010 as compared to $118,000 for the three months ended March 31, 2009. The 2009 and 2010 eminent domain expenses were primarily attributable to legal fees related to the appeal to the New Hampshire Supreme Court of the NHPUC’s July 2008 order.
Allowance for Funds Used During Construction (“AFUDC”)
For the three months ended March 31, 2010 and 2009, we recorded AFUDC of $4,000 and $121,000, respectively. The $117,000 decrease is attributable to the completion of certain large projects (e.g., the multi-year upgrade to Pennichuck Water’s water treatment plant) in 2009. We do not expect to incur any significant amounts of AFUDC for the remainder of 2010.
Interest Expense
For the three months ended March 31, 2010, our interest expense was approximately $834,000, compared to $928,000 in 2009. The decrease of $94,000 is primarily attributable to the payment of a $4.5 million note in December 2009 and the payment of a $5 million note on March 1, 2010 partially offset by a new $4.5 million loan incurred on March 1, 2010.
Provision for Income Taxes
For the three months ended March 31, 2010, we recorded income tax expense of $49,000 compared to an income tax benefit of $45,000 for the three months ended March 31, 2009. The effective income tax rate was 39.7% and 39.8%, respectively.

Liquidity and Capital Resources
Overview
Our primary sources of funds are cash flow from utility operations, borrowings pursuant to our bank revolving credit facility and proceeds from the sale of long-term debt and equity securities. Our primary uses of funds are capital expenditures associated with our continuous utility construction programs, dividends on our common stock payable as and when declared by our Board of Directors and repayments of principal on our outstanding debt obligations, whether pursuant to scheduled sinking fund payments or final maturities.
For the past several years, cash flows have fluctuated largely based on four factors: (i) weather, (ii) amount and timing of rate increases, (iii) gain(s) recognized on the sale of non- utility real estate and cell tower leases, and (iv) costs associated with the Company’s eminent domain dispute with the City of Nashua, New Hampshire.
Capital Expenditures Program
We expect our capital expenditures to moderate during the period 2010 through 2012 due to the completion of our water treatment plant during the first half of 2009. The following table summarizes our expected capital expenditure requirements for the 2010 to 2012 period.

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

(2)	our Tangible Net Worth must exceed $45.5 million ($37.0 million plus new equity issued subsequent to December 2007); and

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
(1)
to issue Short-Term Debt, the sum of our Short-Term Debt and Funded Debt may not exceed 65% of our Short-Term Debt, Funded Debt and Capital and all Stock Surplus accounts (unless the new Short-Term Debt is subordinated to existing debt);

(2)	to issue long-term debt, our Funded Debt generally may not exceed 60% of our Net Amount of Capital Property Additions; and
(3)	to issue long-term debt, our Earnings Available for Interest divided by our Interest Expense must exceed 1.5x.
Several of Pennichuck Water’s loan agreements contain a covenant that prevents Pennichuck Water from declaring dividends if Pennichuck Water does not maintain a minimum net worth of $4.5 million. As of March 31, 2010, Pennichuck Water’s net worth was $52.0 million. One of Pennichuck East’s loan agreements contains a covenant that prevents Pennichuck East from declaring dividends if Pennichuck East does not maintain a minimum net worth of $1.5 million. As of March 31, 2010, Pennichuck East’s net worth was $6.8 million.
As of March 31, 2010, we were in compliance with all of our financial covenants. Our ability to incur additional long-term debt and to continue to satisfy these tests depends, among other factors, on receipt of timely and adequate rate relief.
Quarterly Dividends
One of our primary uses of funds is dividends on our common stock, payable as and when declared by our Board of Directors. We have paid dividends on our common stock each year since 1856. On May 5, 2010, the Board of Directors declared a second quarter common stock dividend of $0.18 per share payable June 1, 2010 to shareholders of record on May 17, 2010. The second quarter dividend amount results in an indicated annual rate of $0.72 per share. We expect to continue to pay comparable cash dividends in the future, subject to the terms of our debt agreements, as more fully discussed above.
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
In October 2005, Pennichuck Water completed a $49.5 million tax-exempt debt financing with the New Hampshire Bond Finance Authority (“BFA”). The BFA acts solely as a passive conduit to the tax-exempt bond markets with us acting as the obligor for the associated tax-exempt debt. As of March 31, 2010, we borrowed $38.1 million of the $49.5 million offering. The remaining $11.4 million is placed in escrow for the sole benefit of bondholders with no recourse to us and hence we have not recorded the associated debt as a long-term liability. As a result of the recent completion of our $40 million water treatment plant upgrade and the issuance of approximately $7.5 million of equity capital, net of expense, in December 2009, we currently do not expect to draw upon these funds when the escrow matures in July 2010.

We have one interest rate financial instrument, an interest rate swap, as described in Part I, Item 3, in this Quarterly Report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information regarding market risk of our Company and our subsidiaries is presented in Note 6, “Financial Measurement and Fair Value of Financial Instruments” in Part I, Item I, in this Quarterly Report on Form 10-Q and in Note 9, “Debt” in Part II, Item 8, in our 2009 Annual Report on Form 10-K.
We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to significant market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. As described below, we had one interest rate financial instrument, an interest rate swap, which qualifies as a derivative under GAAP.
We are subject to commodity price risks associated with price increases for chemicals, electricity and other commodities. These risks are reduced through contracts and the ability to recover price increases through rates. Non-performance by our commodity suppliers can have a material adverse impact on our results of operations, cash flows and financial position.
Our exposure to financial market risk results primarily from fluctuations in interest rates. We are exposed to changes in interest rates primarily from our revolving credit facility. Our revolving credit facility, which includes a total borrowing capacity of $16.0 million, permits us to borrow, re-pay and re-borrow, in varying amounts and from time to time at our discretion through June 30, 2011. We had no borrowings under our revolving credit facility as of March 31, 2010. Borrowings under this credit facility bear interest rates at prime or the London Interbank Offered Rate (“LIBOR”) plus a margin of between 1.2 to 1.7 percentage points (based on the results of various financial ratios). The applicable margin as of March 31, 2010 was 1.45%. During the remainder of 2010, we expect to utilize a portion of this facility from time to time to fund our short-term cash requirements.
On February 9, 2010, we entered into a loan agreement with a bank to provide for a $4.5 million, 20-year amortizing term loan and a revolving loan in the amount of $1.5 million with fixed and variable interest rate options. On March 1, 2010, we borrowed $4.5 million at the three-month LIBOR rate plus 1.75%. We also entered into an interest rate swap to fix the interest rate at 5.95%. The loan is scheduled to mature on March 1, 2030. On March 1, 2010, we also entered into an interest rate swap agreement with the bank that also has a maturity date of March 1, 2030. The purpose of this swap agreement is to mitigate interest rate risks associated with this $4.5 million floating-rate loan. The agreement provides for the exchange of fixed interest rate payments for floating interest rate payment obligations on notional amounts of principal totaling $4.5 million. We designated this interest rate swap as a cash flow hedge against the variable future cash flows associated with the interest payments due on the $4.5 million note. The combined effect of the LIBOR-based borrowing formula and the swap produces an “all-in fixed borrowing cost” equal to 5.95%.

ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934 under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report.
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
Based on their evaluation, the principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Report on Form 10-Q are effective to provide reasonable assurance that information relating to the Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.
There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As the Company has previously disclosed and is discussed elsewhere in this report, on July 25, 2008, the New Hampshire Public Utilities Commission (the “NHPUC”) issued an order that the taking of the assets of Pennichuck Water by the City of Nashua, New Hampshire (the “City” or “Nashua”) is in the public interest provided certain conditions are met, and that the amount of compensation to be paid to Pennichuck Water for such assets is $203 million determined as of December 31, 2008. It is our understanding that in the event of an eminent domain taking pursuant to the NHPUC order, this amount would have to be adjusted for Pennichuck Water capital additions (less capital retirements and depreciation) from and after the end of 2008 through the ultimate asset acquisition closing date.
The conditions imposed by the NHPUC included a requirement that the City pay an additional $40 million into a mitigation fund to protect the interests of the customers of Pennichuck East and Pittsfield Aqueduct from the costs associated with operational inefficiencies and the loss of use of shared assets which would result from the taking of the Pennichuck Water assets by the City. Consequently, under the terms of the NHPUC order, the City would be required to pay a total of at least $243 million. Another condition was that within 60 days of its order becoming final and no longer subject to appeal, the City shall submit for approval by the NHPUC duly authorized and executed operating contracts between the City and its planned water system contractors incorporating all conditions imposed by the NHPUC. The remaining conditions covered various aspects of the operation and oversight of the water system under City ownership.

Both the Company and the City filed appeals with the New Hampshire Supreme Court (the “Court”), challenging various aspects of the NHPUC’s July 25, 2008 order. On March 25, 2010, the Court issued a decision, unanimously affirming the NHPUC’s July 25, 2008 ruling in its entirety. More specifically, the Court affirmed the NHPUC’s ruling that a taking of the operating assets of our Pennichuck Water regulated utility subsidiary is in the public interest and that the amount to be paid to the Company for such assets is $203 million determined as of December 31, 2008. The Court also affirmed the NHPUC’s establishment of its conditions, including that Nashua must pay an additional $40 million into a mitigation fund to protect the interests of the customers of the Company’s other two regulated utilities.
Following the Court’s decision, neither party filed a request for rehearing with the Court by the April 5, 2010 deadline. Accordingly, as of April 5, 2010, the NHPUC’s order became final and no longer subject to appeal. We believe this means that if the City intends to move forward with an eminent domain taking of Pennichuck Water’s assets pursuant to the July 25, 2008 NHPUC order, the City must submit to the NHPUC executed operating contracts with its planned water system contractors by June 4, 2010.
Separately, under New Hampshire law, the City has 90 days from the date of the final determination of the price to be paid for the assets of Pennichuck Water to decide whether or not to issue the debt necessary to fund the taking of the Pennichuck Water assets upon the terms set forth in the NHPUC’s July 25, 2008 order. Based upon published statements of City officials, we believe that the City is interpreting this deadline to mean 90 days from the issuance of the Court’s decision on March 25, 2010, or June 23, 2010. If the City decides to abandon the pending eminent domain proceeding, we believe that under New Hampshire law the City may not commence during the next two years another eminent proceeding to take all or substantially all of Pennichuck Water’s plant and equipment.
Our Company cannot predict whether the City will decide to complete the eminent domain taking of the Pennichuck Water assets upon the terms set forth in the NHPUC’s July 25, 2008 order.
ITEM 1A. RISK FACTORS
Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our 2009 Annual Report on Form 10-K. The Risk Factors presented below should be read in conjunction with the risk factors and information disclosed in our 2009 Annual Report on Form 10-K. See also discussion under “City of Nashua’s Ongoing Eminent Domain Proceeding” included in Part I, Item 2, in this Quarterly Report on Form 10-Q.
Risks related to our Water Utilities
The City of Nashua’s attempt to use the power of eminent domain to acquire a significant portion of our water utility assets creates uncertainty and may result in material adverse consequences for us and our shareholders.
As discussed elsewhere in this Quarterly Report of Form 10-Q, we are involved in ongoing proceedings with the City of Nashua (the “City” or “Nashua”) regarding the City’s desire to acquire all or a significant portion of the water utility assets of Pennichuck Water, our principal subsidiary, as well as the assets of Pennichuck East and Pittsfield Aqueduct. The City is pursuing such acquisition pursuant to its right to seek the authority to take such assets by eminent domain under New Hampshire law. In January 2005, the NHPUC ruled that the City could not use the eminent domain procedure to acquire any of the assets of Pennichuck East or Pittsfield Aqueduct.

An eminent domain taking of the assets of Pennichuck Water pursuant to the July 25, 2008 NHPUC order would result in a significant taxable gain based on the difference between the eminent domain taking price as finally determined and the tax basis of the Pennichuck Water assets which was approximately $60 million as of December 31, 2009. The resulting corporate-level tax liability would substantially reduce the sales proceeds after an eminent domain taking (i.e., before distribution to our shareholders) unless we were able to defer the tax liability by reinvesting all or a substantial portion of the eminent domain proceeds in other water utility assets in accordance with certain provisions of the Internal Revenue Code. However, considering the geographic concentration of our operations, the time limit within which reinvestment must occur, and the large amount that would have to be reinvested, it would likely be very difficult to find suitable replacement property that is fairly priced and makes good business sense to purchase. Therefore, we do not believe reinvestment in like-kind property is a feasible solution to this corporate-level tax issue.
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
Both the Company and the City filed appeals with the New Hampshire Supreme Court, challenging various aspects of the NHPUC’s July 25, 2008 order. On March 25, 2010, the New Hampshire Supreme Court issued its decision, unanimously affirming that NHPUC order in its entirety. We believe that if the City intends to move forward with an eminent domain taking under the terms of the July 25, 2008 NHPUC order, it must submit to the NHPUC executed operating contracts with its planned water system contractors by June 4, 2010. Our Company cannot predict whether the City will decide to acquire the Pennichuck Water assets upon the terms set forth in the NHPUC’s July 25, 2008 order or whether the Company and the City will be able to negotiate a settlement in lieu of an eminent domain taking, including a settlement involving the City’s acquisition of the stock of Pennichuck Corporation.
We are subject to anti-takeover measures that may be used by existing management to discourage, delay or prevent changes of control that might benefit non-management shareholders, including a shareholder rights plan.
Effective March 24, 2010, our Board of Directors (the “Board”) voted unanimously to extend the expiration date of the rights under our Rights Agreement from April 19, 2010 to November 1, 2010.
Effective April 14, 2010, our Board unanimously adopted a resolution that any extension of the expiration date of the rights beyond the date of the Company’s 2011 annual meeting of shareholders would be subject to a majority shareholder vote at that meeting. The Board has not decided whether or not to extend the Rights beyond November 1, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. Reserved
ITEM 5. OTHER INFORMATION
On May 5, 2010, we issued a press release announcing our financial results for the three months ended March 31, 2010. A copy of the press release is attached as Exhibit 99.1 to this Quarterly Report on Form 10-Q. The information contained in Exhibit 99.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing with the SEC under the Exchange Act of 1934 or the Securities Act of 1933, except as expressly set forth by specific reference in such a filing.
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

Exhibit
Number	Exhibit Description

4.4
Agreement of Substitution and Amendment of Common Shares Rights Agreement dated January 15, 2002, by and between Pennichuck Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.3 to the Company’s Registration Statement on Form 8-A12G/A, filed on April 30, 2002 and incorporated herein by reference)

4.5
Amendment to Rights Agreement dated April 29, 2002, by and between Pennichuck Corporation and American Stock Transfer & Trust Company (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 29, 2002 and incorporated herein by reference)

4.6
Dividend Reinvestment and Common Stock Purchase Plan, as amended (included in the prospectus in the Company’s Registration Statement on Form S-3/A, filed on April 8, 2009 and incorporated herein by reference)

4.7
Amendment to Rights Agreement, effective as of August 15, 2006, by and between Pennichuck Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A12G/A, filed on September 25, 2006 and incorporated herein by reference)

4.8
Sixth Amendment to Rights Agreement, effective as of March 2, 2009, by and between Pennichuck Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.8 to the Company’s Registration Statement on Form 8-A12G/A filed on March 5, 2009 and incorporated herein by reference)

4.9
Letter agreement, effective as of March 18, 2009, by and between Pennichuck Corporation and GAMCO Investors, Inc. and its affiliated entities (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 19, 2009 and incorporated herein by reference)

4.10
Seventh Amendment to Rights Agreement, effective as of March 24, 2010, by and between Pennichuck Corporation and American Stock Transfer & Trust Company, LLC (filed as Exhibit 4.10 to the Company’s Registration Statement on Form 8-A12G/A filed on March 26, 2010 and incorporated herein by reference)

10.1	2010 Executive Officer Bonus Plan dated as of January 28, 2010

31.1	Certification

31.2	Certification

32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release — “Pennichuck Corporation Announces First Quarter 2010 Earnings” dated May 5, 2010

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pennichuck Corporation

(Registrant)

Date: May 5, 2010	By:	/s/ Duane C. Montopoli Duane C. Montopoli
President and Chief Executive Officer

Date: May 5, 2010	By:	/s/ Thomas C. Leonard

Thomas C. Leonard
Senior Vice President, Treasurer and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

10.1	2010 Executive Officer Bonus Plan dated as of January 28, 2010

31.1	Certification

31.2	Certification

32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release — “Pennichuck Corporation Announces First Quarter 2010 Earnings” dated May 5, 2010