Form 10-Q/A
period 2010-03-31
PENNICHUCK CORP
filed 2010-05-21
CIK 788885

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

EXPLANATORY NOTE
We are filing this Form 10-Q/A Amendment No. 1 to correct an administrative error in the content of Exhibits 32.1 and 32.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 as filed on May 5, 2010.
ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description

32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pennichuck Corporation (Registrant)
Date: May 21, 2010	By:	/s/ Duane C. Montopoli
Duane C. Montopoli
President and Chief Executive Officer

Date: May 21, 2010	By:	/s/ Thomas C. Leonard
Thomas C. Leonard
Senior Vice President, Treasurer and Chief Financial Officer