Form 10-Q
period 2010-06-30
PENNICHUCK CORP
filed 2010-08-05
CIK 788885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, $1 Par Value, 4,660,235 shares outstanding as of August 03, 2010

PENNICHUCK CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
June 30, 2010

-i-

PART I. FINANCIAL INFORMATION (Unaudited)
ITEM 1. FINANCIAL STATEMENTS
PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	As of
	June 30,	December 31,
	2010	2009
ASSETS
Property, Plant and Equipment, net	$154,951	$154,803

Current Assets:
Cash and cash equivalents	812	1,570
Accounts receivable, net of allowance of $47 as of June 30, 2010 and $53 as of December 31, 2009	2,311	2,064
Unbilled revenue	2,979	2,287
Materials and supplies	733	727
Deferred and refundable income taxes	1,091	1,636
Prepaid expenses	1,286	1,170

Total Current Assets	9,212	9,454

Other Assets:
Deferred land costs	2,485	2,474
Deferred charges and other assets	10,562	10,760
Investment in real estate partnerships	114	114

Total Other Assets	13,161	13,348

TOTAL ASSETS	$177,324	$177,605

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) — CONTINUED
(in thousands, except share data)

	As of
	June 30,	December 31,
	2010	2009
SHAREHOLDERS’ EQUITY AND LIABILITIES
Shareholders’ Equity:
Common stock — $1 par value Authorized — 11,500,000 shares in 2010 and 2009 Issued — 4,660,018 and 4,652,260 shares, respectively Outstanding — 4,658,816 and 4,651,058 shares, respectively	$4,660	$4,652
Additional paid in capital	40,909	40,619
Retained earnings	9,482	10,086
Accumulated other comprehensive loss	(280)	—
Treasury stock, at cost; 1,202 shares in 2010 and 2009	(138)	(138)

Total Shareholders’ Equity	54,633	55,219

Preferred Stock, No Par Value, 115,000 Shares Authorized, No Shares Issued In 2010 and 2009	—	—

Long-term Debt, Less Current Portion	58,607	54,279

Current Liabilities:
Line of credit	504	—
Current portion of long-term debt	1,056	5,897
Accounts payable	1,323	1,104
Accrued interest payable	662	721
Accrued liability — retainage	110	480
Customer deposits and other current liabilities	1,292	660

Total Current Liabilities	4,947	8,862

Deferred Credits and Other Reserves:
Deferred income taxes	18,684	18,776
Other deferred credits and other reserves	8,998	8,843

Total Deferred Credits and Other Reserves	27,682	27,619

Contributions in Aid of Construction	31,455	31,626

TOTAL SHAREHOLDERS’ EQUITY AND LIABILITIES	$177,324	$177,605

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Operating Revenues	$9,135	$8,452	$16,529	$15,475

Operating Expenses:
Operations and maintenance	4,505	4,405	8,837	8,688
Depreciation and amortization	1,063	1,007	2,103	2,032
Taxes other than income taxes	936	801	1,903	1,686

Total Operating Expenses	6,504	6,213	12,843	12,406

Operating Income	2,631	2,239	3,686	3,069
Eminent Domain Expenses	(134)	(70)	(233)	(188)
Net Loss from Investment Accounted for Under the Equity Method	(1)	(1)	(3)	(3)
Other Expense, Net	—	(11)	—	(33)
Allowance for Funds Used During Construction	6	20	10	141
Interest Income	1	(5)	1	1
Interest Expense	(853)	(907)	(1,687)	(1,835)

Income Before Provision for Income Taxes	1,650	1,265	1,774	1,152
Provision for Income Taxes	654	502	703	457

Net Income	996	763	1,071	695
Other Comprehensive (Loss) Income, Net of Tax:
Unrealized gain (loss) on derivatives	(196)	25	(280)	44

Comprehensive Income	$800	$788	$791	$739

Earnings per Common Share:
Basic	$0.21	$0.18	$0.23	$0.16
Diluted	$0.21	$0.18	$0.23	$0.16
Weighted Average Common Shares Outstanding:
Basic	4,657,543	4,253,870	4,656,045	4,253,218
Diluted	4,690,560	4,272,528	4,680,001	4,263,124

Dividends Paid per Common Share	$0.180	$0.175	$0.360	$0.350
See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Six Months Ended
	June 30,
	2010	2009
		(restated)
Operating Activities:
Net income	$1,071	$695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,215	2,137
Amortization of deferred investment tax credits	(17)	(17)
Provision for deferred income taxes	95	673
Equity component of allowance for funds used during construction	(5)	(63)
Undistributed loss in real estate partnerships	3	3
Stock-based compensation expense	175	32
Changes in assets and liabilities	(149)	54

Net cash provided by operating activities	3,388	3,514

Investing Activities:
Purchases of property, plant and equipment, including debt component of allowance for funds used during construction	(2,568)	(4,526)
Increase in investment in real estate partnership and deferred land costs	(15)	(14)

Net cash used in investing activities	(2,583)	(4,540)

Financing Activities:
Change in line of credit, net	504	2,107
Payments on long-term debt	(6,001)	(713)
Contributions in aid of construction	45	13
Proceeds from long-term borrowings	5,482	524
Debt issuance costs	(39)	(9)
Proceeds from issuance of common stock and dividend reinvestment plan	122	45
Dividends paid	(1,676)	(1,489)

Net cash (used in) provided by financing activities	(1,563)	478

Decrease in cash and cash equivalents	(758)	(548)
Cash and cash equivalents, beginning of period	1,570	1,096

Cash and cash equivalents, end of period	$812	$548

Supplemental disclosure on cash flow and non-cash items for the six months ended June 30, 2010 and 2009 is presented below.

	For the Six Months Ended
	June 30,
(in thousands)	2010	2009
Cash paid (refunded) during the period for:
Interest	$1,629	$1,804

Income taxes	$(1,112)	$426

Non-cash items:
Contributions in aid of construction	$119	$148

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
Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The condensed consolidated balance sheet amounts shown under the December 31, 2009 column have been derived from the audited financial statements of our Company as contained in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).
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
(c) Property, Plant and Equipment
The components of property, plant and equipment as of June 30, 2010 and December 31, 2009 were as follows:

	As of
	June 30,	December 31,
(in thousands)	2010	2009

Utility Property:
Land and land rights	$2,299	$1,745
Source of supply	47,999	48,172
Pumping & purification	27,700	27,617
Transmission & distribution, including services, meters and hydrants	105,374	104,664
General and other equipment	9,067	9,029
Intangible plant	720	720
Construction work in progress	1,422	568

Total utility property	194,581	192,515
Total non-utility property	101	101

Total property, plant & equipment	194,682	192,616
Less accumulated depreciation	(39,731)	(37,813)

Property, plant and equipment, net	$154,951	$154,803

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
The condensed consolidated statement of cash flows for the six months ended June 30, 2009 has been restated to reflect the change in classification of those short term investments. Cash flows from investing activities decreased by $459,000 for the six months ended June 30, 2009, whereas cash and cash equivalents as of June 30, 2009 and December 31, 2008 increased by $546,000 and approximately $1.0 million, respectively. There was no effect on net income for the three and six months ended June 30, 2009.
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

(f) Deferred Charges and Other Assets
Deferred charges include certain regulatory assets and costs of obtaining debt financing. Regulatory assets are amortized over the periods they are recovered through NHPUC-authorized water rates. Deferred financing costs are amortized over the term of the related bonds and notes. Our Company’s utility subsidiaries have recorded certain regulatory assets in cases where the NHPUC has permitted, or is expected to permit, recovery of these costs over future periods. Currently, the regulatory assets are being amortized over periods ranging from 4 to 25 years. Deferred charges and other assets as of June 30, 2010 and December 31, 2009 consisted of the following:

	As of
	June 30,	December 31,	Recovery
(in thousands)	2010	2009	Period

Regulatory assets:
Source development charges	$709	$729	5–25
Miscellaneous studies	934	860	4–25
Sarbanes-Oxley costs	342	440	5
Unrecovered pension expense	3,714	3,799	
Unrecovered postretirement benefits	57	68	

Total regulatory assets	5,756	5,896
Franchise fees and other	15	25
Supplemental retirement plan asset	633	579
Deferred financing costs	4,158	4,260

Total deferred charges and other assets	$10,562	$10,760

	We expect to recover the deferred pension and other postretirement amounts consistent with the anticipated expense recognition of the pension and other postretirement costs.
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

(h) Allowance for Funds Used During Construction (“AFUDC”)
AFUDC represents the estimated debt and equity costs of capital necessary to finance the construction of new regulated facilities. AFUDC consists of an interest component and an equity component. AFUDC is capitalized as a component of property, plant and equipment and has been reported separately in the condensed consolidated statements of income and comprehensive income. The AFUDC rate was 7.38% and 8% in 2010 and 2009, respectively. The total amounts of AFUDC recorded for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Debt (interest) component	$3	$10	$5	$78
Equity component	3	10	5	63

Total AFUDC	$6	$20	$10	$141

(i) Earnings Per Share
Basic net income per share is computed using the weighted average number of common shares outstanding for a period. Diluted net income per share is computed using the weighted average number of common and dilutive potential common shares outstanding for the period. For the three and six months ended June 30, 2010 and 2009, dilutive potential common shares consisted of outstanding stock options.
The dilutive effect of outstanding stock options is computed using the treasury stock method. Calculations of the basic and diluted net income per common share and potential common share for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2010	2009	2010	2009

Basic net income per share	$0.21	$0.18	$0.23	$0.16
Dilutive effect of unexercised stock options	—	—	—	—

Diluted net income per share	$0.21	$0.18	$0.23	$0.16

Numerator:
Net income	$996	$763	$1,071	$695

Denominator:
Basic weighted average common shares outstanding	4,657,543	4,253,870	4,656,045	4,253,218
Dilutive effect of unexercised stock options	33,017	18,658	23,956	9,906

Diluted weighted average common shares outstanding	4,690,560	4,272,528	4,680,001	4,263,124

The following table lists the number of options to purchase shares of common stock that were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2010 and 2009 because their effect would have been antidilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Number of options to purchase shares of Common stock excluded from the computation of diluted earnings per share	—	56,201	34,200	91,403

(j) Interest Rate Swap
As of June 30, 2010, we had a $4.5 million interest rate swap which qualifies as a derivative. This financial derivative is designated as a cash flow hedge. This financial instrument is used to mitigate interest rate risk associated with our outstanding $4.5 million loan which has a floating interest rate based on the three-month London Interbank Offered Rate (“LIBOR”) rate plus 1.75% as of June 30, 2010. The combined effect of the LIBOR-based borrowing formula and the swap produces an “all-in fixed borrowing cost” equal to 5.95%. The fair value of the financial derivative, as of June 30, 2010, included in our consolidated balance sheet under “Other deferred credits and other reserves” was approximately $466,000. Changes in the fair value of this derivative were deferred in accumulated other comprehensive income.
Swap settlements are recorded in the income statement with the hedged item as interest expense. During the three and six months ended June 30, 2010, $44,000 and $59,000, respectively, was reclassified from accumulated other comprehensive income to interest expense as a result of swap settlements. We expect to reclassify approximately $160,000 from accumulated other comprehensive income to interest expense as a result of swap settlements, over the next 12 months.
(k) Recently Issued Accounting Standards
We do not expect the adoption of any recently issued accounting pronouncements to have a material impact on our financial condition or results of operations.
(l) Reclassifications
Certain Condensed Consolidated Statements of Income and Comprehensive Income amounts for the three and six months ended June 30, 2009 have been reclassified to conform to the June 30, 2010 presentation. These reclassifications had no effect on total operating expenses, operating income or net income.
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

During the three and six months ended June 30, 2010 and 2009, we made the following contributions to the Plan:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Amount of contribution to the Plan	$134	$183	$246	$339

We anticipate that we will contribute a total of approximately $514,000 into the Plan in 2010.
The components of net periodic pension cost were as follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Service cost, benefits earned during the period	$164	$208	$328	$416
Interest cost on projected benefit obligation	154	165	309	330
Expected return on plan assets	(124)	(154)	(248)	(308)
Recognized net actuarial loss	43	41	85	82

Net periodic benefit cost	$237	$260	$474	$520

Other Postretirement Benefits
We provide postretirement medical benefits for eligible retired employees, who retire on or after the normal retirement age of 65, through a postretirement medical plan. Future benefits increase annually based on the actual percentage of wage and salary increases earned from the plan inception date to the normal retirement date.
Upon retirement, if a qualifying employee elects to remain on our group medical plan, we pay his or her monthly premium up to a maximum allowable benefit based on eligibility and years of service. The current maximum monthly benefit is $285. Upon request, the spouse of a covered former employee may also remain on our group medical plan provided that person’s entire monthly premium is reimbursed to us.
We also offer postemployment medical benefits for employees who retire prior to their normal retirement age and who have met certain age and service requirements. The benefits allow continuity of coverage at group rates from the employee’s retirement date until the employee becomes eligible for Medicare. This postemployment plan is funded from our general assets.

Net periodic other postretirement and postemployment benefit cost included the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Service cost, benefits earned during the period	$32	$35	$63	$70
Interest cost on accumulated postretirement and postemployment benefit obligation	34	34	69	68
Expected return on plan assets	(12)	(12)	(24)	(24)
Amortization of prior service cost	—	6	—	12
Recognized net actuarial loss	6	1	11	2

Net periodic benefit cost	$60	$64	$119	$128

The net periodic pension and other postretirement benefit costs were estimated based on the latest available participant census data.
During the three and six months ended June 30, 2010 and 2009, we made the following contributions into this program.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Amount of contribution into the program	$10	$9	$21	$18

We anticipate that we will contribute a total of approximately $42,000 into the program in 2010.
Note 3 — Stock-based Compensation Plan
Share-based payments to employees, including grants of stock options, are recognized as compensation expense in the condensed consolidated financial statements based on their fair value on the grant date. For purposes of calculating the fair value of each stock grant as of the date of grant, our Company uses the Black Scholes Option Pricing model.
The impact of stock-based compensation on the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Stock-based compensation	$31	$16	$175	$32
Income taxes	(12)	(6)	(70)	(13)

Stock-based compensation, net of tax	$19	$10	$105	$19

Our Company has periodically granted its officers and key employees incentive and non-qualified stock options on a discretionary basis pursuant to two stock option plans, the 1995 Stock Option Plan (the “1995 Plan”) and the 2009 Equity Incentive Plan (the “2009 Plan”).

Options issued under the 2009 Plan during the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Options issued under the 2009 Plan	—	—	71,900	38,000

As of June 30, 2010, no further shares were available for future grant under the 1995 Plan. As of June 30, 2010, there were 111,934 shares available for future grant under the 2009 Plan.
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
On July 25, 2008, the NHPUC issued an order that the taking of the assets of Pennichuck Water is in the public interest provided certain conditions are met, and that the amount of compensation to be paid to Pennichuck Water for such assets is $203 million determined as of December 31, 2008. It is our understanding that in the event of an eminent domain taking pursuant to the NHPUC order, this amount would have to be updated through the actual date of the taking.
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

The NHPUC July 2008 decision is available on the NHPUC web site (Docket No. 04-048). On March 13, 2009, the NHPUC reaffirmed its July 25, 2008 order.
Supreme Court Ruling
Both our Company and the City filed appeals with the New Hampshire Supreme Court (the “Court”), challenging aspects of the July 25, 2008 NHPUC order. On March 25, 2010, the Court issued its decision, unanimously affirming the NHPUC’s ruling in its entirety. More specifically, the Court affirmed the NHPUC’s ruling that a taking of the operating assets of our Pennichuck Water regulated utility subsidiary is in the public interest and that the amount to be paid to us for such assets is $203 million determined as of December 31, 2008. The Court also affirmed the NHPUC’s establishment of its conditions, including that Nashua must pay an additional $40 million into a mitigation fund to protect the interests of the customers of our other two regulated utilities.
Following the Court’s decision, neither party filed a request for rehearing with the Court by the April 5, 2010 deadline for such a request. Accordingly, on April 7, 2010, the Court issued its mandate to the NHPUC and its July 25, 2008 order became effective. This, in turn, meant that the City was to submit to the NHPUC executed operating contracts with its planned water system contractors by June 6, 2010. Separately, under RSA 38:13, the City has 90 days from the date of the final determination of the price to be paid for the assets of Pennichuck Water to decide whether or not to issue the debt necessary to fund the taking of the Pennichuck Water assets upon the terms set forth in the NHPUC’s July 25, 2008 order. On June 4, 2010, the City filed a request for extension of the requirement to submit executed operating contracts until the earlier of the date of the decision of the Board of Aldermen pursuant to RSA 38:13 or September 30, 2010. Pennichuck Water assented to this request for relief filed by the City, and the NHPUC granted the motion on June 8, 2010.
On June 30, 2010, our Company and the City jointly filed a motion with the NHPUC requesting a scheduling order for the purpose of establishing a process by which the eminent domain valuation of the plant and property of Pennichuck Water will be updated and to make a final determination of the price to be paid for such property and equipment. This motion is consistent with the position taken by the Company in its June 2, 2010 press release that there has not yet been a final determination of the price to be paid by the City for the assets of Pennichuck Water. The Company and the City have agreed that the final valuation should be determined by adjusting the preliminary $203 million purchase price set forth in the NHPUC’s Order by an amount equal to the additions and retirements and accumulated depreciation reserves with respect to assets placed in service, or retired from service, after December 31, 2008, consistent with the asset updating approach used by the NHPUC. The Company believes the value of plant and property additions since the December 31, 2008 NHPUC valuation date exceeds the value of plant and property retirements and depreciation since that same date.

The joint motion further indicates that the Company and the City remain interested in reaching a negotiated resolution of the proceeding, which could include a possible sale of the stock of the Company to the City. If the Company and the City reach agreement on such a consensual transaction, the joint motion states that “they intend to submit such a transaction to the [NHPUC] for its approval, and the price agreed to would constitute the final determination of price contemplated by RSA 38:13 that is subject to ratification by the City’s Board of Aldermen, thereby rendering it unnecessary for the [NHPUC] to update the preliminary value determined in the [NHPUC] Order for [Pennichuck Water’s] plant and property.”
Notwithstanding the foregoing and as previously reported, a Company stock sale would require the negotiation and resolution of many complex issues and, therefore, no assurance can be given that the City and the Company will ultimately be able to reach agreement on such matters. Also, in addition to approval by the City’s Board of Aldermen, the consummation of such a transaction would be subject to approval by the NHPUC and the Company’s shareholders, and would depend on the availability of financing to the City. Finally, there can be no assurance that the Company’s Board of Directors will ultimately conclude that a sale of the Company to the City is in the best interests of the Company’s shareholders.
Certain Possible Adverse Consequences
A taking of assets by eminent domain pursuant to the NHPUC order would result in a significant taxable gain and related tax liability to us based on the difference between the price paid to Pennichuck Water for the assets taken and Pennichuck Water’s underlying tax basis in such assets. The tax liability would be due proximate to the sale of the assets unless the proceeds of the taking were reinvested in other water utility assets in accordance with certain provisions of the Internal Revenue Code. A taking by eminent domain could also result in our Company incurring other costs due to various factors, including decisions that our Company may make regarding its remaining operations. These costs could include expenditures associated with termination and/or funding of health and retirement plans, certain debt redemption premiums, severance costs and professional fees. In addition, if our Company were to sell some or all of its remaining businesses or assets, it could be forced to accept prices below their current carrying values as a result of then-current market conditions, a limited number of potential buyers, and/or other factors. Accordingly, if the City of Nashua decides to purchase the assets of Pennichuck Water by eminent domain, the financial position of our Company could be materially and adversely impacted.
Other Eminent Domain Proceedings
The Town of Pittsfield, New Hampshire voted at its town meeting in 2003 to purchase the assets of our Company’s Pittsfield Aqueduct subsidiary by eminent domain. In April 2003, the Town notified our Company in writing of the Town’s desire to purchase the assets. Our Company responded that it did not wish to sell the assets. Thereafter, no further action was taken by the Town until March 2005 when it voted to appropriate $60,000 for the eminent domain process. On March 22, 2005, our Company received a letter from the Town reiterating the Town’s desire to purchase the assets of our Company’s Pittsfield Aqueduct subsidiary, and by letter dated May 10, 2005, our Company responded that it did not wish to sell them. Our Company does not have a basis to evaluate whether the Town will actively pursue the acquisition of our Company’s Pittsfield Aqueduct assets by eminent domain, but since the date of the Town’s letter to our Company, the Town has not taken any additional steps required under NHRSA Ch. 38 to pursue eminent domain.

The Town of Bedford, New Hampshire voted at its town meeting in March 2005 to take by eminent domain our Company’s assets within Bedford for purposes of establishing a water utility, and by letter dated April 4, 2005 inquired whether our Company, and any relevant wholly owned subsidiary of our Company, was willing to sell its assets to Bedford. Our Company responded by letter dated September 1, 2005, informing the Town that our Company did not wish to sell those assets located in Bedford that are owned by any of its subsidiaries. Our Company has not received a response to its letter, and since the date of the Town’s letter to our Company, the Town has not taken any additional steps required under NHRSA Ch. 38 to pursue eminent domain. During the hearing regarding the proposed eminent domain taking of Pennichuck Water’s assets by Nashua, a witness for the Town of Bedford testified that the Town’s interest in a possible taking of assets of our Company related to a situation in which the City of Nashua might acquire less than all of our Company’s assets, leaving the system in Bedford as part of a significantly smaller utility.
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
•
Regulated water utility operations — Includes the collection, treatment and distribution of potable water for domestic, industrial, commercial and fire protection service in the City of Nashua and 29 other communities throughout New Hampshire. Our regulated water utility subsidiaries consist of Pennichuck Water, Pennichuck East and Pittsfield Aqueduct.

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

The following table presents information about our primary business segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Operating revenues:
Regulated water utility operations	$8,519	$7,678	$15,324	$14,007
Water management services	614	772	1,201	1,464
Real estate operations	N/A	—	N/A	—
Other	2	2	4	4

Total operating revenues	$9,135	$8,452	$16,529	$15,475

Operating income (loss):
Regulated water utility operations	$2,625	$2,202	$3,691	$2,976
Water management services	40	74	70	170
Real estate operations	N/A	(11)	N/A	(21)
Other	(34)	(26)	(75)	(56)

Total operating income	$2,631	$2,239	$3,686	$3,069

Net income (loss):
Regulated water utility operations	$1,059	$752	$1,185	$709
Water management services	24	43	42	101
Real estate operations	N/A	(7)	N/A	(15)
Other	(87)	(25)	(156)	(100)

Total net income	$996	$763	$1,071	$695

	As of
	June 30,	December 31,
(in thousands)	2010	2009

Total assets:
Regulated water utility operations	$170,128	$171,073
Water management services	197	319
Real estate operations	N/A	N/A
Other	6,999	6,213

Total assets	$177,324	$177,605

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
For assets and liabilities measured at fair value on a recurring basis, the fair value measurement by levels within the fair value hierarchy used as of June 30, 2010 were as follows:

	June 30,
(in thousands)	2010	Level 1	Level 2	Level 3

Interest rate swap	$(466)	$—	$(466)	$—
The carrying value of certain financial instruments included in the accompanying consolidated balance sheet, along with the related fair value, as of June 30, 2010 and December 31, 2009 was as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value

Liabilities:
Long-term debt	$(59,663)	$(53,762)	$(60,176)	$(55,794)
Interest rate swap liability	(466)	(466)	—	—
The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration. The fair value for long-term debt shown above does not purport to represent the amounts at which those debt obligations would be settled. The fair market value of our interest rate swap represents the estimated cost to terminate this agreement as of June 30, 2010 based upon the then-current interest rates and the related credit risk.
The carrying values of our cash and cash equivalents, line of credit and accounts receivable approximate their fair values because of their short maturity dates.
Note 7 — Equity Investment in Unconsolidated Company
As of June 30, 2010 and December 31, 2009, Southwood held a 50 percent ownership interest in a limited liability company known as HECOP IV. The remaining ownership interest in HECOP IV is held by John P. Stabile II, principal owner of H. J. Stabile & Son, Inc. HECOP IV, whose assets and liabilities are not included in the accompanying condensed consolidated balance sheets, owns approximately nine acres of undeveloped land in Merrimack, New Hampshire. The short-term cash needs of HECOP IV are expected to be funded by its partners on an on-going basis and are not expected to be significant.
Southwood uses the equity method of accounting for its investment in this joint venture and accordingly, its investment is adjusted for its share of losses. Southwood’s share of losses is included under “Net Loss from Investment Accounted for Under the Equity Method” in the accompanying condensed consolidated statements of income.

Note 8—Shareholder Rights Plan
On April 20, 2000, our Board of Directors (“Board”) adopted a Rights Agreement and declared a dividend of one preferred share purchase right (“Right”) for each outstanding share of common stock, $1.00 par value. The Rights become exercisable in the event that a person or group acquires, or commences a tender or exchange offer to acquire, more than 15% (up to 20% with the prior approval of the Board of Directors) of our Company’s outstanding common stock.
Effective March 24, 2010, our Board voted unanimously to extend the expiration date of the Rights under the Rights Agreement from April 19, 2010 to November 1, 2010.
Effective April 14, 2010, our Board unanimously adopted a resolution that any extension of the expiration date of the Rights beyond the date of our Company’s 2011 annual meeting of shareholders would be subject to a majority shareholder vote at that meeting. The Board has not decided whether or not to extend the Rights beyond November 1, 2010.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The terms “we,” “our,” “our Company,” and “us” refer, unless the context suggests otherwise, to Pennichuck Corporation and its subsidiaries, Pennichuck Water Works, Inc. (“Pennichuck Water”), Pennichuck East Utility, Inc. (“Pennichuck East”), Pittsfield Aqueduct Company, Inc. (“Pittsfield Aqueduct”), Pennichuck Water Service Corporation (“Service Corporation”) and The Southwood Corporation (“Southwood”).
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
The percentage of our operating revenues generated by our regulated water utility subsidiaries as a group and by Pennichuck Water for the three and six months ended June 30, 2010 and 2009 was as follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
All regulated water utility subsidiaries	93%	91%	93%	91%

Pennichuck Water	73%	71%	73%	70%
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
The pending eminent domain matter with the City of Nashua, New Hampshire (the “City”) that is described in more detail below and elsewhere in this report has had a material adverse effect on our results of operations in recent years and could have a material adverse effect on our financial condition if the City decides to acquire the Pennichuck Water assets upon the terms set forth in the NHPUC’s July 25, 2008 order.
As you read the Management’s Discussion and Analysis, refer to our Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements in Part I, Item 1 in this Quarterly Report on Form 10-Q.
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

Forward-looking statements involve risks and uncertainties, and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. These factors include, but are not limited to, the outcome of requests for rate relief from the NHPUC from time to time, the implications of the New Hampshire Supreme Court’s March 25, 2010 decision affirming the eminent domain order of the NHPUC in favor of the City of Nashua, New Hampshire; the impact of an eminent domain taking by Nashua on business operations and net assets; the possible application of RSA 38:13 to a negotiated sale of the stock of Pennichuck Corporation to the City of Nashua under the 2007 special legislation that authorizes the City of Nashua to purchase and hold the stock of Pennichuck Corporation in settlement of the municipalization proceeding; legislation and/or regulation and accounting factors affecting Pennichuck Corporation’s financial condition and results of operations; the availability and cost of capital, including the impact on our borrowing costs of changes in interest rates; and the impact of weather. For a complete discussion of our risk factors, see Part I, Item 1A, “Risk Factors”, in our 2009 Annual Report on Form 10-K, as supplemented by Part II, Item 1A, “Risk Factors”, in our Quarterly Report on Form 10-Q for the period ended March 31, 2010. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
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
On July 25, 2008, the NHPUC issued an order that the taking of the assets of Pennichuck Water is in the public interest provided certain conditions are met, and that the amount of compensation to be paid to Pennichuck Water for such assets is $203 million determined as of December 31, 2008. It is our understanding that in the event of an eminent domain taking pursuant to the NHPUC order, this amount would have to be updated through the actual date of the taking.
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
On March 25, 2010, the Court issued its decision, unanimously affirming the NHPUC’s ruling in its entirety. More specifically, the Court affirmed the NHPUC’s ruling that a taking of the operating assets of our Pennichuck Water regulated utility subsidiary is in the public interest and that the amount to be paid to us for such assets is $203 million determined as of December 31, 2008. The Court also affirmed the NHPUC’s establishment of its conditions, including that Nashua must pay an additional $40 million into a mitigation fund to protect the interests of the customers of our other two regulated utilities.
Following the Court’s decision, neither party filed a request for rehearing with the Court by the April 5, 2010 deadline for such a request. Accordingly, on April 7, 2010, the Court issued its mandate to the NHPUC and its July 25, 2008 order became effective. This, in turn, meant that the City was to submit to the NHPUC executed operating contracts with its planned water system contractors by June 6, 2010. Separately, under RSA 38:13, the City has 90 days from the date of the final determination of the price to be paid for the assets of Pennichuck Water to decide whether or not to issue the debt necessary to fund the taking of the Pennichuck Water assets upon the terms set forth in the NHPUC’s July 25, 2008 order. On June 4, 2010, the City filed a request for extension of the requirement to submit executed operating contracts until the earlier of the date of the decision of the Board of Aldermen pursuant to RSA 38:13 or September 30, 2010. Pennichuck Water assented to this request for relief filed by the City, and the NHPUC granted the motion on June 8, 2010.
On June 30, 2010, our Company and the City jointly filed a motion with the NHPUC requesting a scheduling order for the purpose of establishing a process by which the eminent domain valuation of the plant and property of Pennichuck Water will be updated and to make a final determination of the price to be paid for such property and equipment. As noted in this Section above, this motion is consistent with the position taken by the Company in its June 2, 2010 press release that there has not yet been a final determination of the price to be paid by the City for the assets of Pennichuck Water. The Company and the City have agreed that the final valuation should be determined by adjusting the preliminary $203 million purchase price set forth in the NHPUC’s Order by an amount equal to the additions and retirements and accumulated depreciation reserves with respect to assets placed in service, or retired from service, after December 31, 2008, consistent with the asset updating approach used by the NHPUC. The Company believes the value of plant and property additions since the December 31, 2008 NHPUC valuation date exceeds the value of plant and property retirements and depreciation since that same date.
The joint motion further indicates that the Company and the City remain interested in reaching a negotiated resolution of the proceeding, which could include a possible sale of the stock of the Company to the City. If the Company and the City reach agreement on such a consensual transaction, the joint motion states that “they intend to submit such a transaction to the [NHPUC] for its approval, and the price agreed to would constitute the final determination of price contemplated by RSA 38:13 that is subject to ratification by the City’s Board of Aldermen, thereby rendering it unnecessary for the [NHPUC] to update the preliminary value determined in the [NHPUC] Order for [Pennichuck Water’s] plant and property.”
Furthermore, no assurance can be given that the City and the Company will ultimately be able to reach agreement on a consensual transaction since a Company stock sale would require the negotiation and resolution of many complex issues. Also, in addition to approval by the City’s Board of Aldermen, the consummation of such a transaction would be subject to approval by the NHPUC and the Company’s shareholders, and would depend on the availability of financing to the City. Finally, there can be no assurance that the Company’s Board of Directors will ultimately conclude that a sale of the Company to the City is in the best interests of the Company’s shareholders.

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
For all these reasons, we believe that a negotiated purchase by the City of Nashua of the (parent-level) stock of Pennichuck Corporation may yield a substantially better economic outcome for both parties and their stakeholders. Importantly, a Pennichuck Corporation stock sale would avoid double taxation to our shareholders and it may enable the City, in a parent-level stock purchase, to acquire all the assets it wants for a substantially lower net cost than it would have to pay to acquire the same assets via eminent domain taking plus negotiated purchase of other desired assets.
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

Relative to post-acquisition operating costs over time, other related possible consequences of a stock purchase of Pennichuck Corporation by the City are that the City might have to finance the purchase with taxable (vs. tax-exempt) debt, and it might have to operate Pennichuck Corporation and its subsidiaries as for-profit entities. We believe that these possible post-acquisition requirements would likely be evaluated by the City in relation to various factors, including, (i) the initial savings the City would otherwise achieve in a stock purchase transaction, and (ii) the City’s estimate of what it believes would be the long term cost savings of operating the water system under its ownership.
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
At present, we do not have any agreement with the City regarding a stock acquisition transaction. However, because we continue to believe that a negotiated parent-level stock acquisition may be the best way to resolve our dispute, we will continue to consider any and all stock acquisition proposals the City may wish to make.
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
Regulatory Accounting. Accounting Standards Codification Topic 980 “Regulated Operations” prescribes generally accepted accounting principles for companies whose rates are established by or are subject to approval by an independent third-party regulator such as the NHPUC. In accordance with Topic 980, we defer costs and credits on the condensed consolidated balance sheets as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the rate-making process in a period different from when the costs and credits are incurred. These deferred amounts, both assets and liabilities, are then recognized in the condensed consolidated statements of income in the same period that they are reflected in rates charged to our regulated water utility subsidiaries’ customers. In the event that the inclusion in the rate-making process is disallowed, the associated regulatory asset or liability would be adjusted to reflect the change in our assessment or change in regulatory approval.
We have not deferred costs incurred to defend against the City of Nashua’s ongoing eminent domain proceeding against our Pennichuck Water subsidiary.

Revenue Recognition. The revenues of our regulated water utility subsidiaries are based on authorized rates approved by the NHPUC. Estimates of regulated water utility revenues for water delivered to customers but not yet billed are accrued at the end of each accounting period. We read our customer meters on a monthly basis and record revenues based on those readings. Unbilled revenues from the last meter-reading date to the end of the accounting period are estimated based on historical usage and the effective water rates. Actual results could differ from those estimates. Accrued unbilled revenues recorded in the accompanying condensed consolidated financial statements as of June 30, 2010 and December 31, 2009 were $3.0 million and $2.3 million, respectively.
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
Our pension plan currently meets the minimum funding requirements of the Employee Retirement Income Security Act of 1974. We currently anticipate that we will contribute approximately $514,000 to the plan during 2010.
Results of Operations — General
In this section, we discuss our results of operations for the three and six months ended June 30, 2010 and 2009 and the factors affecting them. Our operating activities are discussed in Note 5, “Business Segment Reporting” in Part I, Item I, in this Quarterly Report on Form 10-Q.
Results of Operations — Three Months Ended June 30, 2010
Compared to Three Months Ended June 30, 2009
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

For the three months ended June 30, 2010, our net income was $996,000, compared to $763,000 for the three months ended June 30, 2009. On a per share basis, the fully diluted income per share for the three months ended June 30, 2010 was $0.21 as compared to $0.18 for the three months ended June 30, 2009. The principal factors that affected current period net income, relative to prior period, include the following:
•	An increase in regulated water utility operating income of $423,000;

•	A decrease in interest expense of $54,000; partially offset by

•	An increase in eminent domain-related costs of $64,000;

•	A decrease in water management service operating income of $34,000; and

•	An increase in income tax expense of $152,000.
Regulated Water Utility Operations
Our regulated water utility operations include the activities of Pennichuck Water, Pennichuck East and Pittsfield Aqueduct, each of which is regulated by the NHPUC.
For the three months ended June 30, 2010, our utility operating revenues increased to $8.5 million compared to $7.7 million for the three months ended June 30, 2009, an increase of $841,000 or 11%. The increase in revenues is primarily the result of the 22% permanent rate increase granted to Pennichuck Water in August 2009 which replaced a previously granted 11% temporary rate increase, and an increase in water usage volumes due to dryer weather. For the three months ended June 30, 2010, 68% of our billed regulated water utility usage was to residential customers, and 28% to commercial and industrial customers, with the balance being principally from billings to municipalities.
We believe 2010 revenues will be favorably impacted by the full year impact of the permanent rate increases we received in August 2009, as discussed above. We also believe customer usage will continue to be impacted by weather and conservation efforts in response to rate increases, as well as general customer response to various conservation focused communications and the continuing installation of more water efficient appliances.
For the three months ended June 30, 2010, our total utility operating expenses increased by 8% over the three months ended June 30, 2009 as shown in the table below.

	Three Months Ended June 30,
(in thousands)	2010	2009	Change

Operations & maintenance	$3,899	$3,671	$228
Depreciation & amortization	1,060	1,005	55
Taxes other than income taxes	936	800	136

Total Utility Operating Expenses	$5,895	$5,476	$419

The operations and maintenance expenses of our regulated water utility business include such categories as:
•	Water supply, treatment, purification and pumping;

•	Transmission and distribution system functions, including repairs and maintenance and meter reading; and

•	Engineering, customer service and general and administrative functions.
The $419,000 increase in our utilities’ operating expenses over the same period in 2009 was primarily the result of the following:
•
Increased taxes other than income taxes of $136,000, principally related to increased real estate taxes resulting from capital additions and increased assessed values in our core Pennichuck Water system;

•
Increased general and administrative costs of $106,000 primarily relating to combined effects of, (i) increased compensation expense accrued in accordance with our management incentive plans, (ii) increased health benefit costs and (iii) an increase in supplemental executive retirement plan costs, partially offset by (iv) a decrease in defined benefit plan costs;

•	Increased production costs of $78,000 related to increased chemical and purchased water costs relating to higher water pumpage and consumption levels, partially offset by lower power rates;

•	Increased depreciation and amortization of $55,000 principally due to increased depreciation attributable to the water treatment plant upgrade for Pennichuck Water; and

•	Increased transmission and distribution costs of $37,000 relating to increased flushing activities.
As a result of the above changes in operating revenue and operating expenses, regulated water utility operating income increased to $2.6 million from $2.2 million, an increase of $423,000 or 19%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.
Pennichuck Water filed for rate relief with the NHPUC on May 7, 2010 seeking a permanent annual increase in revenues of $3.9 million, or 16.23%, plus a step increase of $0.9 million, or 3.68%. Pennichuck Water has also requested a temporary increase in rates pending the establishment of permanent rates. Any increase in rates is subject to the approval of the NHPUC. Our utilities expect to periodically seek rate relief, as necessary, to recover increased operating costs and to obtain recovery of and a return on capital additions as they are made over time as well as to adjust for the impact of reduced consumption related to conservation and economic conditions. The rate relief request filed on May 7, 2010 also included a request to recover certain amounts expended by us in connection with the eminent domain proceedings.
Water Management Services
The operating revenues of our water management services segment decreased to $614,000 for the three months ended June 30, 2010 from $772,000 for the three months ended June 30, 2009, resulting in a decrease of $158,000, or 21%.

Service Corporation’s contracts with two municipalities ended on June 30, 2009 and July 31, 2009 and were not renewed by the municipalities. The operating revenue earned from these two contracts was $67,000 for the three months ended June 30, 2009. Operating revenues earned from unscheduled work on continuing contracts decreased to $212,000 for the three months ended June 30, 2010 from $296,000 for the three months ended June 30, 2009, a decrease of $84,000, or 28%. Revenues earned from Service Corporation’s Watertight program decreased to $85,000 for the six months ended June 30, 2010 from $97,000 for the six months ended June 30, 2009, a decrease of $12,000, or 13%.
The operating income of our water management services segment decreased to $40,000 for the three months ended June 30, 2010 from $74,000 for the three months ended June 30, 2009, resulting in a decrease of $34,000, or 46%.
Eminent Domain Expenses
Our eminent domain expenses were $134,000 for the three months ended June 30, 2010 as compared to $70,000 for the three months ended June 30, 2009. The 2009 and 2010 eminent domain expenses were primarily attributable to legal fees associated with the proceedings discussed in Part II, Item 1, “Legal Proceedings.”
Allowance for Funds Used During Construction (“AFUDC”)
For the three months ended June 30, 2010 and 2009, we recorded AFUDC of $6,000 and $20,000, respectively. The $14,000 decrease is attributable to the completion of certain large projects (e.g., the multi-year upgrade to Pennichuck Water’s water treatment plant) in 2009. We do not expect to incur any significant amounts of AFUDC for the remainder of 2010.
Interest Expense
For the three months ended June 30, 2010, our interest expense was approximately $853,000, compared to $907,000 in 2009. The decrease of $54,000 is primarily attributable to the payment of a $5 million note on March 1, 2010.

Provision for Income Taxes
For the three months ended June 30, 2010, we recorded income tax expense of $654,000 compared to $502,000 for the three months ended June 30, 2009. The effective income tax rate was 40% in both periods.
Results of Operations — Six Months Ended June 30, 2010
Compared to Six Months Ended June 30, 2009
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
For the six months ended June 30, 2010, our net income was $1.1 million, compared to $695,000 for the six months ended June 30, 2009. On a per share basis, the fully diluted income per share for the six months ended June 30, 2010 was $0.23 as compared to $0.16 for the six months ended June 30, 2009. The principal factors that affected current period net income, relative to the prior period, include the following:
•	An increase in regulated water utility operating income of $715,000;

•	A decrease in interest expense of $148,000; partially offset by

•	A decrease in allowance for funds used during construction (“AFUDC”) of $131,000;

•	A decrease in water management service operating income of $100,000;

•	An increase in eminent domain-related costs of $45,000; and

•	An increase in income tax expense of $246,000.
Regulated Water Utility Operations
Our regulated water utility operations include the activities of Pennichuck Water, Pennichuck East and Pittsfield Aqueduct, each of which is regulated by the NHPUC.
For the six months ended June 30, 2009, our utility operating revenues increased to $15.3 million compared to $14.0 million for the six months ended June 30, 2009, an increase of $1.3 million or 9%. The increase in revenues is primarily the result of a 22% permanent rate increase granted to Pennichuck Water in August 2009, which replaced a previously granted 11% temporary rate increase, and an increase in water usage volumes due to dryer weather. For the six months ended June 30, 2010, 68% of our billed regulated water utility usage was to residential customers, and 29% to commercial and industrial customers, with the balance being principally from billings to municipalities.

We believe 2010 revenues will be favorably impacted by the full year impact of the permanent rate increases we received in August 2009, as discussed above. We also believe customer usage will continue to be impacted by weather, and conservation efforts as a result of the rate increases, as well as general customer response to various conservation focused communications and the continuing installation of more water efficient appliances.
For the six months ended June 30, 2010, our total utility operating expenses increased by 5% over the six months ended June 30, 20009 as shown in the table below.

	Six Months Ended June 30,
(in thousands)	2010	2009	Change

Operations & maintenance	$7,632	$7,316	$316
Depreciation & amortization	2,099	2,027	72
Taxes other than income taxes	1,902	1,688	214

Total Utility Operating Expenses	$11,633	$11,031	$602

The operations and maintenance expenses of our regulated water utility business include such categories as:
•	Water supply, treatment, purification and pumping;

•	Transmission and distribution system functions, including repairs and maintenance and meter reading; and

•	Engineering, customer service and general and administrative functions.
The $602,000 increase in our utilities’ operating expenses over the same period in 2009 was primarily the result of the following:
•
Increased general and administrative costs of $230,000 primarily relating to combined effects of, (i) increased compensation expense accrued in accordance with our management incentive plans and increased non-cash compensation expense recorded for employee stock options granted to our President & CEO during the first quarter of 2010, and (ii) increased health benefit costs partially offset by (iii) a decrease in supplemental executive retirement plan costs and (iv) a decrease in defined benefit plan costs;

•
Increased taxes other than income taxes of $214,000, principally related to increased real estate taxes resulting from capital additions as well as increased assessed values in our core Pennichuck Water system;

•	Increased depreciation and amortization of $72,000 principally due to increased depreciation attributable to completed portions of the water treatment plant upgrade for Pennichuck Water; and

•	Increased transmission and distribution costs of $65,000 primarily relating to increased flushing activities during the second quarter of 2010.
As a result of the above changes in operating revenue and operating expenses, regulated water utility operating income increased to $3.7 million from $3.0 million, an increase of $715,000 or 24%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Pennichuck Water filed for rate relief with the NHPUC on May 7, 2010 seeking a permanent annual increase in revenues of $3.9 million, or 16.23%, plus a step increase of $0.9 million, or 3.68%. Pennichuck Water has also requested a temporary increase in rates pending the establishment of permanent rates. Any increase in rates is subject to the approval of the NHPUC. Our utilities expect to periodically seek rate relief, as necessary, to recover increased operating costs and to obtain recovery of and a return on capital additions as they are made over time as well as to adjust for the impact of reduced consumption related to conservation and economic conditions. The rate relief request filed on May 7, 2010 also includes a request to recover certain amounts expended by us in connection with the eminent domain proceedings.
Water Management Services
The operating revenues of our water management services segment decreased to $1.2 million for the six months ended June 30, 2010 from $1.5 million for the six months ended June 30, 2009, resulting in a decrease of $263,000, or 18%.
Service Corporation’s contracts with two municipalities ended on June 30, 2009 and July 31, 2009 and have not been renewed by the municipalities. The operating revenue earned from these two contracts was $128,000 for the six months ended June 30, 2009. Operating revenues earned from unscheduled work on continuing contracts decreased to $379,000 for the six months ended June 30, 2010 from $496,000 for the six months ended June 30, 2009, a decrease of $117,000, or 24%. Revenues earned from Service Corporation’s Watertight program decreased to $170,000 for the six months ended June 30, 2010 from $186,000 for the six months ended June 30, 2009, a decrease of $16,000, or 9%.
The operating income of our water management services segment decreased to $70,000 for the six months ended June 30, 2010 from $170,000 for the six months ended June 30, 2009, resulting in a decrease of $100,000, or 59%. The net income of our water management services segment decreased to $42,000 for the six months ended June 30, 2010 from $101,000 for the six months ended June 30, 2009, resulting in a decrease of $59,000, or 58%.
Eminent Domain Expenses
Our eminent domain expenses were $233,000 for the six months ended June 30, 2010 as compared to $188,000 for the six months ended June 30, 2009. The 2009 and 2010 eminent domain expenses were primarily attributable to legal fees associated with the proceedings discussed in Part II, Item 1, “Legal Proceedings.”
Allowance for Funds Used During Construction (“AFUDC”)
For the six months ended June 30, 2010 and 2009, we recorded AFUDC of $10,000 and $141,000, respectively. The $131,000 decrease is attributable to the completion of certain large projects (e.g., the multi-year upgrade to Pennichuck Water’s water treatment plant) in 2009. We do not expect to incur any significant amounts of AFUDC for the remainder of 2010.

Interest Expense
For the six months ended June 30, 2010, our interest expense was approximately $1.7 million, compared to $1.8 million in 2009. The decrease of $148,000 is primarily attributable to the payment of a $4.5 million note in December 2009 and the payment of a $5 million note on March 1, 2010 partially offset by a new $4.5 million loan incurred on March 1, 2010.
Provision for Income Taxes
For the six months ended June 30, 2010, we recorded income tax expense of $703,000 compared to $457,000 for the six months ended June 30, 2009. The effective income tax rate was 40% in both periods.
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
For the past several years, cash flows have fluctuated largely based on four factors: (i) weather, (ii) amount and timing of rate increases, (iii) gain(s) recognized on the sale of non-utility real estate and cell tower leases, and (iv) costs associated with our eminent domain dispute with the City of Nashua, New Hampshire.
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

Significant Financial Covenants
Our $16.0 million revolving credit loan agreement with Bank of America expires on June 30, 2011. This agreement contains three financial maintenance tests which must be met on a quarterly basis. Capitalized terms listed below are used herein as defined in the revolving credit loan agreement. These maintenance tests, and actual performance against these tests as of the dates specified, are as follows:
(1)	our Fixed Charge Coverage Ratio must exceed 1.2x (2.4 as of June 30, 2010);

(2)	our Tangible Net Worth must exceed $45.6 million ($54.6 as of June 30, 2010); and

(3)	our Funded Debt (less certain cash and short-term investment balances, if any) must not exceed 65% of our Total Capitalization (52.2% as of June 30, 2010).
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
Several of Pennichuck Water’s loan agreements contain a covenant that prevents Pennichuck Water from declaring dividends if Pennichuck Water does not maintain a minimum net worth of $4.5 million. As of June 30, 2010, Pennichuck Water’s net worth was $52.1 million. One of Pennichuck East’s loan agreements contains a covenant that prevents Pennichuck East from declaring dividends if Pennichuck East does not maintain a minimum net worth of $1.5 million. As of June 30, 2010, Pennichuck East’s net worth was $6.7 million.
As of June 30, 2010, we were in compliance with all of our financial covenants. Our ability to incur additional long-term debt and to continue to satisfy these tests depends, among other factors, on receipt of timely and adequate rate relief.
Quarterly Dividends
One of our primary uses of funds is dividends on our common stock, payable as and when declared by our Board of Directors. We have paid dividends on our common stock each year since 1856. On August 4, 2010, the Board of Directors declared a third quarter common stock dividend of $0.18 per share payable September 1, 2010 to shareholders of record on August 16, 2010. The third quarter dividend amount results in an indicated annual rate of $0.72 per share. We expect to continue to pay comparable cash dividends in the future, subject to the terms of our debt agreements, as more fully discussed above.

Off-Balance Sheet Arrangements
On August 24, 2006, Pennichuck Water implemented a legal defeasance transaction for its outstanding $780,000 New Hampshire Industrial Development Authority 7.5% 1988 Series tax-exempt bonds (“1988 Series Bonds”). Pennichuck Water placed U.S. treasury securities in an irrevocable escrow account with The Bank of New York, the Bond Trustee, in an aggregate amount sufficient to provide for all remaining scheduled principal and interest payments on the 1988 Series Bonds. This defeasance transaction discharged all future Pennichuck Water obligations with respect to the 1988 Series Bonds and Pennichuck Water no longer records the debt in its consolidated financial statements.
In October 2005, Pennichuck Water completed a $49.5 million tax-exempt debt financing with the New Hampshire Bond Finance Authority (“BFA”). The BFA acts solely as a passive conduit to the tax-exempt bond markets with us acting as the obligor for the associated tax-exempt debt. As of June 30, 2010, we borrowed $38.1 million of the $49.5 million offering. The remaining $11.4 million was placed in escrow for the sole benefit of bondholders with no recourse to us and hence we have not recorded the associated debt as a long-term liability. As a result of the recent completion of our $40 million water treatment plant upgrade and the issuance of approximately $7.5 million of equity capital, net of expense, in December 2009, we allowed the $11.4 million to expire when the escrow matured on July 1, 2010.
We have one interest rate financial instrument, an interest rate swap, described in detail in Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk”, in our Quarterly Report on Form 10-Q for the period ended March 31, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In addition to the other information set forth in Note 6, “Financial Measurement and Fair Value of Financial Instruments” in Part I, Item I, in this Quarterly Report on Form 10-Q, you should carefully consider the disclosures about market risk discussed in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” and Note 9 in Part II, Item 8, “Debt”, in our 2009 Annual Report on Form 10-K, as supplemented by Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk”, in our Quarterly Report on Form 10-Q for the period ended March 31, 2010.

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
As the Company has previously disclosed and is discussed elsewhere in this report, on July 25, 2008, the New Hampshire Public Utilities Commission (the “NHPUC”) issued an order that the taking of the assets of Pennichuck Water by the City of Nashua, New Hampshire (the “City” or “Nashua”) is in the public interest provided certain conditions are met, and that the amount of compensation to be paid to Pennichuck Water for such assets is $203 million determined as of December 31, 2008. It is our understanding that in the event of an eminent domain taking pursuant to the NHPUC order, this amount would have to be updated through the actual date of the taking.
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
Following the Court’s decision, neither party filed a request for rehearing with the Court by the April 5, 2010 deadline for such a request. Accordingly, on April 7, 2010, the Court issued its mandate to the NHPUC and its July 25, 2008 order became effective. This, in turn, meant that the City was to submit to the NHPUC executed operating contracts with its planned water system contractors by June 6, 2010. Separately, under RSA 38:13, the City has 90 days from the date of the final determination of the price to be paid for the assets of Pennichuck Water to decide whether or not to issue the debt necessary to fund the taking of the Pennichuck Water assets upon the terms set forth in the NHPUC’s July 25, 2008 order. On June 4, 2010, the City filed a request for extension of the requirement to submit executed operating contracts until the earlier of the date of the decision of the Board of Aldermen pursuant to RSA 38:13 or September 30, 2010. Pennichuck Water assented to this request for relief filed by the City, and the NHPUC granted the motion on June 8, 2010.

On June 30, 2010, our Company and the City jointly filed a motion with the NHPUC requesting a scheduling order for the purpose of establishing a process by which the eminent domain valuation of the plant and property of Pennichuck Water will be updated and to make a final determination of the price to be paid for such property and equipment. This motion is consistent with the position taken by the Company in its June 2, 2010 press release that there has not yet been a final determination of the price to be paid by the City for the assets of Pennichuck Water. The Company and the City have agreed that the final valuation should be determined by adjusting the preliminary $203 million purchase price set forth in the NHPUC’s Order by an amount equal to the additions and retirements and accumulated depreciation reserves with respect to assets placed in service, or retired from service, after December 31, 2008, consistent with the asset updating approach used by the NHPUC. The Company believes the value of plant and property additions since the December 31, 2008 NHPUC valuation date exceeds the value of plant and property retirements and depreciation since that same date.
Our Company cannot predict whether the City will decide to complete the eminent domain taking of the Pennichuck Water assets upon the terms set forth in the NHPUC’s July 25, 2008 order.

ITEM 1A.	RISK FACTORS
In addition to the other information set forth in this Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, as supplemented by Part II, Item 1A, “Risk Factors”, in our Quarterly Report on Form 10-Q for the period ended March 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	Reserved

ITEM 5.	OTHER INFORMATION
On August 5, 2010, we issued a press release announcing our financial results for the three and six months ended June 30, 2010. A copy of the press release is attached as Exhibit 99.1 to this Quarterly Report on Form 10-Q. The information contained in Exhibit 99.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing with the SEC under the Exchange Act of 1934 or the Securities Act of 1933, except as expressly set forth by specific reference in such a filing.

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

Exhibit
Number	Exhibit Description
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

10.1	Third Amendment to Lease effective July 27, 2010, by and between Pennichuck Water Works, Inc. and Direct Invest — Heron Cove

31.1	Certification

31.2	Certification

32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release — “Pennichuck Corporation Announces Second Quarter 2010 Earnings” dated August 5, 2010

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pennichuck Corporation (Registrant)
Date: August 5, 2010	By:	/s/ Duane C. Montopoli
Duane C. Montopoli
President and Chief Executive Officer

Date: August 5, 2010	By:	/s/ Thomas C. Leonard
Thomas C. Leonard
Senior Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Third Amendment to Lease effective July 27, 2010, by and between Pennichuck Water Works, Inc. and Direct Invest — Heron Cove

31.1	Certification

31.2	Certification

32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release — “Pennichuck Corporation Announces Second Quarter 2010 Earnings” dated August 5, 2010