Form 10-Q
period 2010-09-30
PENNICHUCK CORP
filed 2010-11-02
CIK 788885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2010
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
Common Stock, $1 Par Value, 4,662,315 shares outstanding as of October 29, 2010

PENNICHUCK CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
September 30, 2010

- i -

PART I. FINANCIAL INFORMATION (Unaudited)
ITEM 1. FINANCIAL STATEMENTS
PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	As of
	September 30,	December 31,
	2010	2009
ASSETS
Property, Plant and Equipment, net	$156,124	$154,803

Current Assets:
Cash and cash equivalents	1,501	1,570
Accounts receivable, net of allowance of $38 as of September 30, 2010 and $53 as of December 31, 2009	2,713	2,064
Unbilled revenue	3,228	2,287
Materials and supplies	768	727
Deferred and refundable income taxes	559	1,636
Prepaid expenses	580	1,170

Total Current Assets	9,349	9,454

Other Assets:
Deferred land costs	2,485	2,474
Deferred charges and other assets	10,334	10,760
Investment in real estate partnerships	114	114

Total Other Assets	12,933	13,348

TOTAL ASSETS	$178,406	$177,605

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) — CONTINUED
(in thousands, except share data)

	As of
	September 30,	December 31,
	2010	2009
SHAREHOLDERS’ EQUITY AND LIABILITIES
Shareholders’ Equity:
Common stock — $1 par value Authorized — 11,500,000 shares in 2010 and 2009 Issued — 4,662,752 and 4,652,260 shares, respectively Outstanding — 4,661,550 and 4,651,058 shares, respectively	$4,663	$4,652
Additional paid in capital	40,996	40,619
Retained earnings	10,916	10,086
Accumulated other comprehensive loss	(386)	—
Treasury stock, at cost; 1,202 shares in 2010 and 2009	(138)	(138)

Total Shareholders’ Equity	56,051	55,219

Preferred Stock, No Par Value, 115,000 Shares Authorized, No Shares Issued In 2010 and 2009	—	—

Long-term Debt, Less Current Portion	58,537	54,279

Current Liabilities:
Current portion of long-term debt	1,059	5,897
Accounts payable	1,066	1,104
Accrued interest payable	283	721
Accrued liability — retainage	166	480
Customer deposits and other current liabilities	1,585	660

Total Current Liabilities	4,159	8,862

Deferred Credits and Other Reserves:
Deferred income taxes	18,966	18,776
Other deferred credits and other reserves	9,177	8,843

Total Deferred Credits and Other Reserves	28,143	27,619

Contributions in Aid of Construction	31,516	31,626

TOTAL SHAREHOLDERS’ EQUITY AND LIABILITIES	$178,406	$177,605

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Operating Revenue	$11,765	$9,473	$28,294	$24,948

Operating Expenses:
Operations and maintenance	4,980	4,164	13,817	12,852
Depreciation and amortization	1,049	1,007	3,152	3,039
Taxes other than income taxes	974	786	2,877	2,472

Total Operating Expenses	7,003	5,957	19,846	18,363

Operating Income	4,762	3,516	8,448	6,585
Eminent Domain Expenses	(159)	(204)	(392)	(392)
Net Loss from Investment Accounted for Under the Equity Method	(2)	(2)	(5)	(5)
Other Expense, Net	(1)	(1)	(1)	(34)
Allowance for Funds Used During Construction	4	9	14	150
Interest Income	1	—	2	1
Interest Expense	(841)	(927)	(2,528)	(2,762)

Income Before Provision for Income Taxes	3,764	2,391	5,538	3,543
Provision for Income Taxes	1,491	1,017	2,194	1,474

Net Income	2,273	1,374	3,344	2,069
Other Comprehensive (Loss) Income, Net of Tax:
Unrealized (loss) gain on derivatives	(105)	28	(385)	72

Comprehensive Income	$2,168	$1,402	$2,959	$2,141

Earnings per Common Share:
Basic	$0.49	$0.32	$0.72	$0.49
Diluted	$0.48	$0.32	$0.71	$0.48
Weighted Average Common Shares Outstanding:
Basic	4,660,077	4,258,770	4,657,404	4,255,089
Diluted	4,696,338	4,291,142	4,685,389	4,272,132

Dividends Paid per Common Share	$0.180	$0.175	$0.540	$0.525
See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Nine Months Ended
	September 30,
	2010	2009
		(restated)
Operating Activities:
Net income	$3,344	$2,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,320	3,190
Amortization of deferred investment tax credits	(25)	(25)
Provision for deferred income taxes	447	2,467
Equity component of allowance for funds used during construction	(7)	(65)
Undistributed loss in real estate partnerships	5	5
Stock-based compensation expense	207	48
Changes in assets and liabilities	366	(1,705)

Net cash provided by operating activities	7,657	5,984

Investing Activities:
Purchases of property, plant and equipment, including debt component of allowance for funds used during construction	(4,959)	(5,843)
Increase in investment in real estate partnership and deferred land costs	(17)	(14)

Net cash used in investing activities	(4,976)	(5,857)

Financing Activities:
Change in line of credit, net	—	2,133
Payments on long-term debt	(6,190)	(742)
Contributions in aid of construction	215	39
Proceeds from long-term borrowings	5,602	526
Debt issuance costs	(43)	(370)
Proceeds from issuance of common stock and dividend reinvestment plan	181	143
Dividends paid	(2,515)	(2,235)

Net cash used in financing activities	(2,750)	(506)

Decrease in cash and cash equivalents	(69)	(379)
Cash and cash equivalents, beginning of period	1,570	1,096

Cash and cash equivalents, end of period	$1,501	$717

Supplemental disclosure on cash flow and non-cash items for the nine months ended September 30, 2010 and 2009 is presented below.

	For the Nine Months Ended
	September 30,
(in thousands)	2010	2009
Cash paid during the period for:
Interest	$2,788	$3,136

Income taxes	$718	$129

Non-cash items:
Contributions in aid of construction	$179	$164

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
Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The condensed consolidated balance sheet amounts shown under the December 31, 2009 column have been derived from the audited financial statements of our Company as contained in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).
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
Our Company’s regulated water utility subsidiaries are engaged principally in the collection, storage, treatment and distribution of potable water to approximately 33,800 customers throughout the State of New Hampshire. The utility subsidiaries, which are regulated by the New Hampshire Public Utilities Commission (the “NHPUC”), are subject to the provisions of Accounting Standards Codification Topic 980 “Regulated Operations”.
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

(b) Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
(c) Property, Plant and Equipment
The components of property, plant and equipment as of September 30, 2010 and December 31, 2009 were as follows:

	As of
	September 30,	December 31,
(in thousands)	2010	2009

Utility Property:
Land and land rights	$2,301	$1,745
Source of supply	48,049	48,172
Pumping & purification	27,707	27,617
Transmission & distribution, including services, meters and hydrants	107,082	104,664
General and other equipment	9,424	9,029
Intangible plant	720	720
Construction work in progress	1,832	568

Total utility property	197,115	192,515
Total non-utility property	101	101

Total property, plant & equipment	197,216	192,616
Less accumulated depreciation	(41,092)	(37,813)

Property, plant and equipment, net	$156,124	$154,803

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
The condensed consolidated statement of cash flows for the nine months ended September 30, 2009 has been restated to reflect the change in classification of those short term investments. Cash flows from investing activities decreased by $499,000 for the nine months ended September 30, 2009, whereas cash and cash equivalents as of September 30, 2009 and December 31, 2008 increased by $506,000 and approximately $1.0 million, respectively. There was no effect on net income for the three and nine months ended September 30, 2009.
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

(f) Deferred Charges and Other Assets
Deferred charges include certain regulatory assets and costs of obtaining debt financing. Regulatory assets are amortized over the periods they are recovered through NHPUC-authorized water rates. Deferred financing costs are amortized over the term of the related bonds and notes. Our Company’s utility subsidiaries have recorded certain regulatory assets in cases where the NHPUC has permitted, or is expected to permit, recovery of these costs over future periods. Currently, the regulatory assets are being amortized over periods ranging from 4 to 25 years. Deferred charges and other assets as of September 30, 2010 and December 31, 2009 consisted of the following:

	As of
	September 30,	December 31,	Recovery
(in thousands)	2010	2009	Period

Regulatory assets:
Source development charges	$698	$729	5 - 25
Miscellaneous studies	876	860	4 - 25
Sarbanes-Oxley costs	293	440	5
Unrecovered pension expense	3,672	3,799	
Unrecovered postretirement benefits	52	68	

Total regulatory assets	5,591	5,896
Franchise fees and other	10	25
Supplemental retirement plan asset	635	579
Deferred financing costs	4,098	4,260

Total deferred charges and other assets	$10,334	$10,760

	We expect to recover the deferred pension and other postretirement amounts consistent with the anticipated expense recognition of the pension and other postretirement costs.
(g) Revenue
Standard charges for water utility services to customers are recorded as revenue, based upon meter readings and contract service, as services are provided. The majority of our Company’s water revenue is based on rates approved by the NHPUC. Estimates of unbilled service revenue are recorded in the period the services are provided. Provision is made in the financial statements for estimated uncollectible accounts.
Non-regulated water management services include contract operations and maintenance, and water testing and billing services to municipalities and small, privately owned community water systems. Contract revenue is billed and recognized on a monthly recurring basis in accordance with agreed-upon contract rates. Revenue from unplanned additional work is based upon time and materials incurred in connection with activities not specifically identified in the contract, or for which work levels exceed contracted amounts.
Revenue from real estate operations, other than undistributed earnings or losses from equity method joint ventures, is recorded upon completion of a sale of real property. Our Company’s real estate holdings outside of our regulated utilities are comprised primarily of undeveloped land.

(h) Allowance for Funds Used During Construction (“AFUDC”)
AFUDC represents the estimated debt and equity costs of capital necessary to finance the construction of new regulated facilities. AFUDC consists of an interest component and an equity component. AFUDC is capitalized as a component of property, plant and equipment and has been reported separately in the condensed consolidated statements of income and comprehensive income. The AFUDC rate was 7.38% and 8% in 2010 and 2009, respectively. The total amounts of AFUDC recorded for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Debt (interest) component	$2	$7	$7	$85
Equity component	2	2	7	65

Total AFUDC	$4	$9	$14	$150

(i) Earnings Per Share
Basic net income per share is computed using the weighted average number of common shares outstanding for a period. Diluted net income per share is computed using the weighted average number of common and dilutive potential common shares outstanding for the period. For the three and nine months ended September 30, 2010 and 2009, dilutive potential common shares consisted of outstanding stock options.
The dilutive effect of outstanding stock options is computed using the treasury stock method. Calculations of the basic and diluted net income per common share and potential common share for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share data)	2010	2009	2010	2009

Basic net income per share	$0.49	$0.32	$0.72	$0.49
Dilutive effect of unexercised stock options	(.01)	—	(.01)	(.01)

Diluted net income per share	$0.48	$0.32	$0.71	$0.48

Numerator:
Net income	$2,273	$1,374	$3,344	$2,069

Denominator:
Basic weighted average common shares outstanding	4,660,077	4,258,770	4,657,404	4,255,089
Dilutive effect of unexercised stock options	36,261	32,372	27,985	17,043

Diluted weighted average common shares outstanding	4,696,338	4,291,142	4,685,389	4,272,132

The following table lists the number of options to purchase shares of common stock that was not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2010 and 2009 because their effect would have been antidilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Number of options to purchase shares of Common stock excluded from the computation of diluted earnings per share	—	—	34,200	55,668
(j) Interest Rate Swap
As of September 30, 2010, we had a $4.4 million interest rate swap which qualifies as a derivative. This financial derivative is designated as a cash flow hedge. This financial instrument is used to mitigate interest rate risk associated with our outstanding $4.4 million loan which has a floating interest rate based on the three-month London Interbank Offered Rate (“LIBOR”) plus 1.75% as of September 30, 2010. The combined effect of the LIBOR-based borrowing formula and the swap produces an “all-in fixed borrowing cost” equal to 5.95%. The fair value of the financial derivative, as of September 30, 2010, included in our consolidated balance sheet under “Other deferred credits and other reserves” was $643,000. Changes in the fair value of this derivative were deferred in accumulated other comprehensive income (loss).
Swap settlements are recorded in the income statement with the hedged item as interest expense. During the three and nine months ended September 30, 2010, $43,000 and $102,000, respectively, was reclassified from accumulated other comprehensive income (loss) to interest expense as a result of swap settlements. We expect to reclassify approximately $171,000 from accumulated other comprehensive income (loss) to interest expense as a result of swap settlements, over the next twelve months.
(k) Recently Issued Accounting Standards
We do not expect the adoption of any recently issued accounting pronouncements to have a material impact on our financial condition or results of operations.
(l) Reclassifications
Certain Condensed Consolidated Statements of Income and Comprehensive Income amounts for the three and nine months ended September 30, 2009 have been reclassified to conform to the September 30, 2010 presentation. These reclassifications had no effect on total operating expenses, operating income or net income.
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

During the three and nine months ended September 30, 2010 and 2009, we made the following contributions to the Plan:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Amount of contribution to the Plan	$134	$245	$380	$584
We anticipate that we will contribute a total of approximately $514,000 into the Plan in 2010.
The components of net periodic pension cost were as follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Service cost, benefits earned during the period	$164	$208	$492	$624
Interest cost on projected benefit obligation	155	165	464	495
Expected return on plan assets	(124)	(155)	(372)	(463)
Amortization of transition asset	—	1	—	1
Recognized net actuarial loss	42	41	127	123

Net periodic benefit cost	$237	$260	$711	$780

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

Net periodic other postretirement and postemployment benefit cost included the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Service cost, benefits earned during the period	$32	$36	$95	$106
Interest cost on accumulated postretirement and postemployment benefit obligation	35	34	104	102
Expected return on plan assets	(13)	(12)	(37)	(36)
Amortization of prior service cost	—	6	—	18
Recognized net actuarial loss	5	—	16	2

Net periodic benefit cost	$59	$64	$178	$192

During the three and nine months ended September 30, 2010 and 2009, we made the following contributions into this program.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Amount of contribution into the program	$10	$11	$31	$29
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
The impact of stock-based compensation on the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Stock-based compensation	$32	$16	$207	$48
Income taxes	(13)	(6)	(83)	(19)

Stock-based compensation, net of tax	$19	$10	$124	$29

Our Company has periodically granted its officers and key employees incentive and non-qualified stock options on a discretionary basis pursuant to the 2009 Equity Incentive Plan (the “2009 Plan”).

Options issued under the 2009 Plan during the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Options issued under the 2009 Plan	—	—	71,900	38,000
As of September 30, 2010, there were 111,934 shares available for future grant under the 2009 Plan.
Note 4 — Commitments and Contingencies
City of Nashua’s Ongoing Eminent Domain Proceedings
On March 25, 2004, the City of Nashua, New Hampshire (the “City”) filed a petition with the NHPUC under the New Hampshire utility municipalization statute, NHRSA Ch. 38, seeking to take by eminent domain all of the utility assets of our Company’s three utility subsidiaries. Under NHRSA Ch. 38, if the NHPUC makes a finding that it is in the public interest to do so, a municipality can take the assets of a utility providing service in that municipality. The NHPUC is also charged with determining the amount of compensation for the assets that it finds are in the public interest for the municipality to take.
NHPUC Order
In January 2005, the NHPUC ruled that the City could not use the eminent domain procedure to acquire any of the assets of Pennichuck East or Pittsfield Aqueduct, and that, with regard to the assets of Pennichuck Water, the question of which assets, if any, could be taken by the City was dependent on a determination to be made after a hearing as to what was in the public interest.
On July 25, 2008, the NHPUC issued an order (the “NHPUC Order”) that the taking of the assets of Pennichuck Water is in the public interest provided certain conditions are met, and that the amount of compensation to be paid to Pennichuck Water for such assets is $203 million determined as of December 31, 2008. However, it is our view that in the event the City decides to complete an eminent domain taking of Pennichuck Water’s assets pursuant to the NHPUC Order, and assuming it is then permitted to do so under state law (see below), this amount would have to be updated through the actual date of taking (hereinafter, a “True Up Adjustment”).
The conditions imposed by the NHPUC included a requirement that the City pay an additional $40 million into a mitigation fund to protect the interests of the customers of Pennichuck East and Pittsfield Aqueduct from the costs associated with operational inefficiencies and the loss of use of shared assets which would result from the taking of Pennichuck Water’s assets by the City. Consequently, under the terms of the NHPUC Order, the City would be required to pay at least $243 million. Another condition was that within 60 days of the NHPUC Order becoming final and no longer subject to appeal, the City must submit to the NHPUC for its approval duly authorized and executed operating contracts between the City and its planned water system contractors incorporating all conditions imposed by the NHPUC. The remaining conditions covered various aspects of the operation and oversight of the water system under City ownership.

The NHPUC Order is available on the NHPUC web site (Docket No. 04-048). On March 13, 2009, the NHPUC reaffirmed its NHPUC Order.
Supreme Court Decision
Both our Company and the City filed appeals with the New Hampshire Supreme Court (the “Court”), challenging aspects of the NHPUC Order. On March 25, 2010, the Court issued its decision, unanimously affirming the NHPUC Order in its entirety. More specifically, the Court affirmed the NHPUC Order that a taking of the operating assets of our Pennichuck Water regulated utility subsidiary is in the public interest and that the amount to be paid to us for such assets is $203 million determined as of December 31, 2008. The Court also affirmed the NHPUC’s establishment of its conditions, including that Nashua must pay an additional $40 million into a mitigation fund to protect the interests of the customers of our other two regulated utilities. The Court did not consider whether a True Up Adjustment should be made. The Court’s decision was effective April 7, 2010 and, therefore, the NHPUC Order became final and no longer subject to appeal on that date.
RSA 38:13
Effective April 7, 2010, provided all conditions and requirements are satisfied, the City had the right to take by condemnation (i.e., eminent domain) Pennichuck Water’s operating assets pursuant to the terms of the NHPUC Order and subject to New Hampshire utility municipalization statute RSA 38, Section 38:13 (hereinafter, a “Condemnation Taking”). In the case of a Condemnation Taking or an agreed sale under threat of condemnation, RSA 38:13 provides that within 90 days of the final determination of the price to be paid for the assets to be acquired, the municipality must decide, by vote of its governing body, whether to acquire such property. RSA 38:13 further provides that if this vote is in the negative, no other action under this chapter shall be had during the ensuing period of 2 years. With respect to the eminent domain dispute between the Company and the City, this means that in the case of a no vote during the 90-day period, the current municipalization process would be terminated and the City would then have to wait 2 years before taking other action to form a municipal water utility. Furthermore, any such action would then be subject to the City first obtaining a new majority public vote.
It is our Company’s view that there has not yet been any “final determination of the price to be paid for the assets to be acquired” and, therefore, the 90 day period has not yet been triggered. On June 30, 2010 and September 21, 2010, our Company and the City jointly filed motions (collectively, the “Joint Motions”) with the NHPUC requesting a scheduling order for the purpose of establishing a process by which the Condemnation Taking valuation of the plant and property of Pennichuck Water will be updated and to make a final determination of the price to be paid for such plant and property. The Joint Motions are consistent with the position taken by us in our June 2, 2010 press release that, as of that date, there had not yet been a final determination of the price to be paid by the City for the assets of Pennichuck Water. Our Company and the City have agreed that the final valuation and price should be determined by adjusting the preliminary $203 million purchase price in the NHPUC Order by the additions and retirements and accumulated depreciation reserves relating to assets placed in service, or retired from service, since December 31, 2008, consistent with the asset approach used by the NHPUC and expressly excluding consideration of the income approach. We believe the value of plant and property additions since the December 31, 2008 NHPUC valuation date exceeds the value of plant and property retirements and depreciation since that same date.

To date, the City’s Board of Aldermen has not voted on whether to acquire the assets of Pennichuck Water by Condemnation Taking pursuant to the terms of the NHPUC Order. Based on public statements by city officials, we believe it unlikely that the City will attempt to move forward in that regard.
The Joint Motions also indicate that our Company and the City remain interested in reaching a negotiated resolution of the eminent domain proceeding, which could include a possible parent-level sale of the stock of our Company to the City. Under 2007 special legislation in New Hampshire, the City can purchase and hold the stock of our Company provided it otherwise complies with the requirements of state law.
If our Company and the City reach agreement on such a consensual transaction, the Joint Motions state that the parties “intend to submit such a transaction to the [NHPUC] for its approval, and the price agreed to would constitute the final determination of price contemplated by RSA 38:13 that is subject to ratification by the City’s Board of Aldermen, thereby rendering it unnecessary for the [NHPUC] to update the preliminary value determined in the [NHPUC Order] for [Pennichuck Water’s] plant and property.” There can be no assurance that the NHPUC will adopt the position of the Company and the City regarding the final determination of price.
Notwithstanding the foregoing and as previously reported, a parent-level Company stock sale would require the negotiation and resolution of many complex issues and, therefore, no assurance can be given that the City and our Company would ultimately be able to reach agreement on such matters. Also, in addition to approval by the City’s Board of Aldermen, the consummation of such a transaction would be subject to approval by the NHPUC and our Company’s shareholders, and would depend on the availability of financing to the City. Finally, there can be no assurance that our Company’s Board of Directors will ultimately conclude that a sale of our Company to the City is in the best interests of our Company’s shareholders.
The NHPUC has set a deadline of November 30, 2010 for the parties to file briefs regarding a number of issues relating to the authority of the NHPUC to approve a Condemnation Taking considering the passage of time since the New Hampshire Supreme Court decision affirming the NHPUC Order, as well as the valuation methodology to be used for any True Up Adjustment. November 30, 2010 is also now the deadline for the City to submit to the NHPUC the executed operating contracts with its planned water system contractors.
Certain Possible Adverse Consequences
A Condemnation Taking of the assets of Pennichuck Water pursuant to the NHPUC Order, if it would be permitted under state law, would result in a significant taxable gain based on the difference between the eminent domain taking price as finally determined and the tax basis of the Pennichuck Water assets which was approximately $60 million as of December 31, 2009. The resulting corporate-level tax liability would substantially reduce the sales proceeds after a Condemnation Taking (i.e., before distribution to our shareholders) unless we were able to defer the tax liability by reinvesting all or a substantial portion of the Condemnation Taking proceeds in other water utility assets in accordance with certain provisions of the Internal Revenue Code. However, considering the geographic concentration of our operations, the time limit within which reinvestment must occur, and the large amount that would have to be reinvested, it would likely be very difficult to find suitable replacement property that is fairly priced and makes good business sense to purchase. Therefore, we do not believe reinvestment in like-kind property is a feasible solution to this corporate-level tax issue.

Since Pennichuck Water comprises the substantial majority of our consolidated assets and revenue, a permitted Condemnation Taking would likely result in a winding up and liquidation of our entire business. This would require us to repay all of our Company’s approximately $60 million of outstanding debt and sell off the Company’s remaining non-cash assets pursuant to a plan of liquidation. Under the circumstances, it could prove difficult to obtain good prices for those assets that fairly reflect their long-term value. Liquidation would also trigger taxation at the shareholder level depending on the difference between the amounts distributed in liquidation and the cost basis of the stock being redeemed.
A permitted Condemnation Taking could also result in our Company incurring various other costs depending on the final terms of the taking and decisions that our Company may make regarding its remaining operations. These costs may include expenditures associated with termination and/or funding of health and retirement plans, certain debt redemption premiums, severance costs and professional fees. Accordingly, if the City of Nashua decides to, and is permitted to, purchase the assets of Pennichuck Water by Condemnation Taking (i.e., eminent domain), the financial position of our Company could be materially and adversely impacted.
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
The following table presents information about our primary business segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Operating revenue:
Regulated water utility operations	$11,118	$8,856	$26,442	$22,863
Water management services	644	614	1,845	2,078
Real estate operations	N/A	—	N/A	—
Other	3	3	7	7

Total operating revenue	$11,765	$9,473	$28,294	$24,948

Operating income (loss):
Regulated water utility operations	$4,675	$3,466	$8,366	$6,442
Water management services	107	76	177	246
Real estate operations	N/A	(9)	N/A	(30)
Other	(20)	(17)	(95)	(73)

Total operating income	$4,762	$3,516	$8,448	$6,585

Net income (loss):
Regulated water utility operations	$2,300	$1,455	$3,485	$2,164
Water management services	64	42	106	143
Real estate operations	N/A	(6)	N/A	(21)
Other	(91)	(117)	(247)	(217)

Total net income	$2,273	$1,374	$3,344	$2,069

	As of
	September 30,	December 31,
(in thousands)	2010	2009

Total assets:
Regulated water utility operations	$171,405	$171,073
Water management services	250	319
Real estate operations	N/A	N/A
Other	6,751	6,213

Total assets	$178,406	$177,605

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
For assets and liabilities measured at fair value on a recurring basis, the fair value measurement by levels within the fair value hierarchy used as of September 30, 2010 were as follows:

	September 30,
(in thousands)	2010	Level 1	Level 2	Level 3

Interest rate swap	$(643)	$—	$(643)	$—
The carrying value of certain financial instruments included in the accompanying consolidated balance sheet, along with the related fair value, as of September 30, 2010 and December 31, 2009 was as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value

Liabilities:
Long-term debt	$(59,596)	$(53,242)	$(60,176)	$(55,794)
Interest rate swap liability	(643)	(643)	—	—

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration. The fair value for long-term debt shown above does not purport to represent the amounts at which those debt obligations would be settled. The fair market value of our interest rate swap represents the estimated cost to terminate this agreement as of September 30, 2010 based upon the then-current interest rates and the related credit risk.
The carrying values of our cash and cash equivalents, line of credit and accounts receivable approximate their fair values because of their short maturity dates.
Note 7 — Equity Investment in Unconsolidated Company
As of September 30, 2010 and December 31, 2009, Southwood held a 50 percent ownership interest in a limited liability company known as HECOP IV. HECOP IV, whose assets and liabilities are not included in the accompanying condensed consolidated balance sheets, owns approximately nine acres of undeveloped land in Merrimack, New Hampshire. The remaining ownership interest in HECOP IV is held by John P. Stabile II, principal owner of H. J. Stabile & Son, Inc. The short-term cash needs of HECOP IV are expected to be funded by its partners on an on-going basis and are not expected to be significant.
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
Effective March 24, 2010, our Board voted unanimously to extend the expiration date of the Rights under the Rights Agreement from April 19, 2010 to November 1, 2010. Effective October 29, 2010, our Board voted unanimously to extend the expiration date of the Rights under the Rights Agreement from November 1, 2010 to the date of the 2011 annual meeting of the Company’s shareholders, which is expected to be in May 2011. The material terms of the October 29, 2010 amendment to the Rights Agreement are described in Exhibit 4.11 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2010. Concurrent with its vote approving the extension of the expiration date of the Rights, our Board also reaffirmed a previously adopted resolution that any extension of the expiration date of the Rights beyond the date of our Company’s 2011 annual meeting of shareholders would be subject to a majority shareholder vote at that meeting.
Note 9 — Subsequent Events
On October 8, 2010, the NHPUC issued orders approving temporary rate increases for Pennichuck Water and Pittsfield Aqueduct. The Pennichuck Water order provides for an annualized temporary increase in revenue of approximately $2.6 million, or 10.8%, effective for bills rendered from and after October 8, 2010. The Pittsfield Aqueduct order provides for an annualized temporary increase in revenue of approximately $61,000 or 10.0%, effective for bills rendered from and after October 8, 2010.

The temporary rate relief that has now been granted by the NHPUC for both Pennichuck Water and Pittsfield Aqueduct does not necessarily reflect the ultimate outcome of the underlying requests for permanent rate relief. Any difference between the temporary rate relief now being granted and the permanent rates ultimately approved by the NHPUC for these subsidiaries will be reconciled upon the approval of such permanent rates.

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
The percentage of our operating revenue generated by our regulated water utility subsidiaries as a group and by Pennichuck Water for the three and nine months ended September 30, 2010 and 2009 was as follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

All regulated water utility subsidiaries	95%	93%	93%	92%

Pennichuck Water	76%	75%	74%	72%
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
Southwood is engaged in real estate management and commercialization activities. Historically, most of Southwood’s activities have been conducted through real estate joint ventures. Over the past 10 years, Southwood has participated in four joint ventures with John P. Stabile II, a local developer. Southwood’s earnings have from time to time during that period contributed a significant percentage of our net income, including in the year ended December 31, 2008 (i.e., the January 2008 sale of the three commercial office buildings that comprised substantially all of the assets of HECOPs I, II and III). Southwood’s contributions from the sale of real estate have increased the fluctuations in our net income during the 10-year period. While we anticipate that Southwood will contribute a smaller proportion of our revenue and earnings over the next several years, we do expect it to continue to pursue the environmentally responsible commercialization of our 450 acres of undeveloped land held outside our regulated utilities.
The pending eminent domain matter with the City of Nashua, New Hampshire (the “City”) that is described in more detail below and elsewhere in this report has had a material adverse effect on our results of operations in recent years and could have a material adverse effect on our financial condition if the City can and does, pursuant to New Hampshire law, acquire the Pennichuck Water assets upon the terms set forth in the NHPUC’s July 25, 2008 order.
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

Forward-looking statements involve risks and uncertainties, and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. These factors include, but are not limited to, the outcome of requests for rate relief from the NHPUC from time to time, the implications of the New Hampshire Supreme Court’s March 25, 2010 decision affirming the eminent domain order of the NHPUC in favor of the City of Nashua, New Hampshire; the impact of an eminent domain taking by Nashua on business operations and net assets; the interpretation of RSA 38:13 relative to a negotiated sale of the stock of Pennichuck Corporation to the City of Nashua under the 2007 special legislation that authorizes the City of Nashua to purchase and hold the stock of Pennichuck Corporation in settlement of the municipalization proceeding; legislation and/or regulation and accounting factors affecting Pennichuck Corporation’s financial condition and results of operations; the availability and cost of capital, including the impact on our borrowing costs of changes in interest rates; and the impact of weather. For a complete discussion of our risk factors, see Part I, Item 1A, “Risk Factors”, in our 2009 Annual Report on Form 10-K, as supplemented by Part II, Item 1A, “Risk Factors”, in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2010 and September 30, 2010. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
City of Nashua’s Eminent Domain Proceeding
On March 25, 2004, the City of Nashua, New Hampshire (the “City”) filed a petition with the NHPUC under the New Hampshire utility municipalization statute, NHRSA Ch. 38, seeking to take by eminent domain all of the utility assets of our Company’s three utility subsidiaries. Under NHRSA Ch. 38, if the NHPUC makes a finding that it is in the public interest to do so, a municipality can take the assets of a utility providing service in that municipality. The NHPUC, which is comprised of three Commissioners, is also charged with determining the amount of compensation for the assets that it finds are in the public interest for the municipality to take.
In January 2005, the NHPUC ruled that the City could not use the eminent domain procedure to acquire any of the assets of Pennichuck East or Pittsfield Aqueduct, and that, with regard to the assets of Pennichuck Water, the question of which assets, if any, could be taken by the City was dependent on a determination to be made after a hearing as to what was in the public interest.
On July 25, 2008, the NHPUC issued an order (the “NHPUC Order”) that the taking of the assets of Pennichuck Water is in the public interest provided certain conditions are met, and that the amount of compensation to be paid to Pennichuck Water for such assets is $203 million determined as of December 31, 2008. However, it is our view that in the event the City decides to complete an eminent domain taking of Pennichuck Water’s assets pursuant to the NHPUC Order, and assuming it is then permitted to do so under state law (see below), this amount would have to be updated through the actual date of taking (hereinafter, a “True Up Adjustment”).
The conditions imposed by the NHPUC included a requirement that the City pay an additional $40 million into a mitigation fund to protect the interests of the customers of Pennichuck East and Pittsfield Aqueduct from the costs associated with operational inefficiencies and the loss of use of shared assets which would result from the taking of Pennichuck Water’s assets by the City. Consequently, under the terms of the NHPUC Order, the City would be required to pay at least $243 million. Another condition was that within 60 days of the NHPUC Order becoming final and no longer subject to appeal, the City must submit to the NHPUC for its approval duly authorized and executed operating contracts between the City and its planned water system contractors incorporating all conditions imposed by the NHPUC. The remaining conditions covered various aspects of the operation and oversight of the water system under City ownership. On March 13, 2009, the NHPUC reaffirmed its NHPUC order.
Following the denial of our Company’s and the City’s requests for reconsideration or rehearing by the NHPUC, both our Company and the City filed appeals with the New Hampshire Supreme Court (the “Court”). The City appealed both the $203 million asset valuation as of December 31, 2008 and the required $40 million mitigation fund.

On March 25, 2010, the Court issued its decision, unanimously affirming the NHPUC Order in its entirety. More specifically, the Court affirmed the NHPUC Order that a taking of the operating assets of our Pennichuck Water regulated utility subsidiary is in the public interest and that the amount to be paid to us for such assets is $203 million determined as of December 31, 2008. The Court also affirmed the NHPUC’s establishment of its conditions, including that Nashua must pay an additional $40 million into a mitigation fund to protect the interests of the customers of our other two regulated utilities. The Court did not consider whether a True Up Adjustment should be made. The Court’s decision was effective April 7, 2010 and, therefore, the NHPUC Order became final and no longer subject to appeal on that date.
Effective April 7, 2010, provided all conditions and requirements are satisfied, the City had the right to take by condemnation (i.e., eminent domain) Pennichuck Water’s operating assets pursuant to the terms of the NHPUC Order and subject to New Hampshire utility municipalization statute RSA 38, Section 38:13 (hereinafter, a “Condemnation Taking”). In the case of a Condemnation Taking or an agreed sale under threat of condemnation, RSA 38:13 provides that within 90 days of the final determination of the price to be paid for the assets to be acquired, the municipality must decide, by vote of its governing body, whether to acquire such property. RSA 38:13 further provides that if this vote is in the negative, no other action under this chapter shall be had during the ensuing period of 2 years. With respect to the eminent domain dispute between the Company and the City, this means that in the case of a no vote during the 90-day period, the current municipalization process would be terminated and the City would then have to wait 2 years before taking other action to form a municipal water utility. Furthermore, any such action would then be subject to the City first obtaining a new majority public vote.
It is our Company’s view that there has not yet been any “final determination of the price to be paid for the assets to be acquired” and, therefore, the 90 day period has not yet been triggered. On June 30, 2010 and September 21, 2010, our Company and the City jointly filed motions (collectively, the “Joint Motions”) with the NHPUC requesting a scheduling order for the purpose of establishing a process by which the Condemnation Taking valuation of the plant and property of Pennichuck Water will be updated and to make a final determination of the price to be paid for such plant and property. The Joint Motions are consistent with the position taken by us in our June 2, 2010 press release that, as of that date, there had not yet been a final determination of the price to be paid by the City for the assets of Pennichuck Water. Our Company and the City have agreed that the final valuation and price should be determined by adjusting the preliminary $203 million purchase price in the NHPUC Order by the additions and retirements and accumulated depreciation reserves relating to assets placed in service, or retired from service, since December 31, 2008, consistent with the asset approach used by the NHPUC and expressly excluding consideration of the income approach. We believe the value of plant and property additions since the December 31, 2008 NHPUC valuation date exceeds the value of plant and property retirements and depreciation since that same date.
To date, the City’s Board of Aldermen has not voted on whether to acquire the assets of Pennichuck Water by Condemnation Taking pursuant to the terms of the NHPUC Order. Based on public statements by city officials, we believe it unlikely that the City will attempt to move forward in that regard.

The Joint Motions also indicate that our Company and the City remain interested in reaching a negotiated resolution of the eminent domain proceeding, which could include a possible parent-level sale of the stock of our Company to the City. Under 2007 special legislation in New Hampshire, the City can purchase and hold the stock of our Company provided it otherwise complies with the requirements of state law.
If our Company and the City reach agreement on such a consensual transaction, the Joint Motions state that the parties “intend to submit such a transaction to the [NHPUC] for its approval, and the price agreed to would constitute the final determination of price contemplated by RSA 38:13 that is subject to ratification by the City’s Board of Aldermen, thereby rendering it unnecessary for the [NHPUC] to update the preliminary value determined in the [NHPUC Order] for [Pennichuck Water’s] plant and property.” There can be no assurance that the NHPUC will adopt the position of the Company and the City regarding the final determination of price.
Notwithstanding the foregoing and as previously reported, a parent-level Company stock sale would require the negotiation and resolution of many complex issues and, therefore, no assurance can be given that the City and our Company would ultimately be able to reach agreement on such matters. Also, in addition to approval by the City’s Board of Aldermen, the consummation of such a transaction would be subject to approval by the NHPUC and our Company’s shareholders, and would depend on the availability of financing to the City. Finally, there can be no assurance that our Company’s Board of Directors will ultimately conclude that a sale of our Company to the City is in the best interests of our Company’s shareholders.
The NHPUC has set a deadline of November 30, 2010 for the parties to file briefs regarding a number of issues relating to the authority of the NHPUC to approve a Condemnation Taking considering the passage of time since the New Hampshire Supreme Court decision affirming the NHPUC Order, as well as the valuation methodology to be used for any True Up Adjustment. November 30, 2010 is also now the deadline for the City to submit to the NHPUC the executed operating contracts with its planned water system contractors.
Notwithstanding the foregoing, no assurance can be given that the City and our Company will ultimately be able to reach agreement on a consensual transaction since a Company stock sale would require the negotiation and resolution of many complex issues. Also, in addition to approval by the City’s Board of Aldermen, the consummation of such a transaction would be subject to approval by the NHPUC and our Company’s shareholders, and would depend on the availability of financing to the City. Finally, there can be no assurance that our Company’s Board of Directors would ultimately conclude that a sale of our Company to the City is in the best interests of our Company’s shareholders.
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

Since Pennichuck Water comprises the substantial majority of our consolidated assets and revenue, a permitted Condemnation Taking would likely result in a winding up and liquidation of our entire business. This would require us to repay all of our Company’s approximately $60 million of outstanding debt and to sell off our Company’s remaining non-cash assets pursuant to a plan of liquidation. Under the circumstances, it could prove difficult to obtain good prices for those assets that fairly reflect their long-term value. Liquidation would also trigger taxation at the shareholder level depending on the difference between the amounts distributed in liquidation and the cost basis of the stock being redeemed.
A permitted Condemnation Taking could also result in our Company incurring various other costs depending on the final terms of the taking and decisions that our Company may make regarding its remaining operations. These costs may include expenditures associated with termination and/or funding of health and retirement plans, certain debt redemption premiums, severance costs and professional fees.
For all these reasons, we believe that a negotiated purchase by the City of Nashua of the (parent-level) stock of Pennichuck Corporation may yield a substantially better economic outcome for both parties and their stakeholders. Importantly, a Pennichuck Corporation stock sale would avoid double taxation to our shareholders and it may enable the City, in a parent-level stock purchase, to acquire all the assets it wants for a substantially lower net cost than would apply in an eminent domain taking pursuant to the NHPUC’s order coupled with its negotiated purchase of the other Company assets it wants.
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
Settlement discussions to date have been inconclusive
Notwithstanding the adversarial proceedings relating to the eminent domain dispute, our Company has engaged in settlement discussions with the City, as previously disclosed, including discussions regarding a comprehensive settlement involving the acquisition of Pennichuck Corporation stock. We must emphasize, however, that a parent-level stock acquisition would require the negotiation and resolution of many complex issues and, therefore, no assurance can be given that the City and our Company would ultimately be able to reach such an agreement. Moreover, in addition to approval by the City’s Board of Aldermen, such an agreement would also be subject to approval by the NHPUC and our Company’s shareholders. Additionally, the consummation of any such transaction would also depend on the availability of debt financing at terms acceptable to the City and the approval of that debt financing by a two-thirds vote of the City’s Board of Aldermen.

At present, we do not have any agreement with the City regarding a stock acquisition transaction. However, because we continue to believe that a negotiated parent-level stock acquisition may be the best way to resolve our dispute, we will continue to consider any and all stock acquisition proposals the City may wish to make.
Critical Accounting Policies, Significant Estimates and Judgments
We have identified the accounting policies below as those policies critical to our business operations and an understanding of our results of operations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Changes in the estimates or other judgments reflected in these accounting policies could result in significant changes to the condensed consolidated financial statements. Our critical accounting policies are as follows:
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
Revenue Recognition. The revenue of our regulated water utility subsidiaries is based on authorized rates approved by the NHPUC. Estimates of regulated water utility revenue for water delivered to customers but not yet billed are accrued at the end of each accounting period. We read our customer meters on a monthly basis and record revenue based on those readings. Unbilled revenue from the last meter-reading date to the end of the accounting period are estimated based on historical usage and the effective water rates. Actual results could differ from those estimates. Accrued unbilled revenue recorded in the accompanying condensed consolidated financial statements as of September 30, 2010 and December 31, 2009 was $3.2 million and $2.3 million, respectively.
Our non-utility revenue is recognized when services are rendered. Revenue is based, for the most part, on long-term contractual rates.
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
Our pension plan currently meets the minimum funding requirements of the Employee Retirement Income Security Act of 1974. We currently anticipate that we will contribute approximately $514,000 to the pension and $42,000 to the other postretirement benefit plans during 2010.
Results of Operations — General
In this section, we discuss our results of operations for the three and nine months ended September 30, 2010 and 2009 and the factors affecting them. Our operating activities are discussed in Note 5, “Business Segment Reporting” in Part I, Item I, in this Quarterly Report on Form 10-Q.
Results of Operations — Three Months Ended September 30, 2010
Compared to Three Months Ended September 30, 2009
Overview
Our revenue, and consequently our net income, can be significantly affected by economic and weather conditions as well as customer conservation efforts, and in past years our net income has been significantly affected by sales of major real estate assets which have occurred from time to time. Water revenue is typically at its lowest point during the first and fourth quarters of the calendar year. Water revenue in the second and third quarters tends to be greater because of increased water consumption for non-essential usage by our customers during the late spring and summer months.
For the three months ended September 30, 2010, our net income was $2.3 million, compared to $1.4 million for the three months ended September 30, 2009. On a per share basis (diluted), net income for the three months ended September 30, 2010 was $0.48 as compared to $0.32 for the three months ended September 30, 2009. The principal factors that affected current period net income, relative to the prior period, included the following:
•	An increase in regulated water utility operating income of $1.2 million;
•	A decrease in interest expense of $86,000;
•	A decrease in eminent domain-related costs of $45,000; partially offset by
•	An increase in income tax expense of $474,000.

Regulated Water Utility Operations
Our regulated water utility operations include the activities of Pennichuck Water, Pennichuck East and Pittsfield Aqueduct, each of which is regulated by the NHPUC.
For the three months ended September 30, 2010, our utility operating revenue increased to $11.1 million compared to $8.9 million for the three months ended September 30, 2009, an increase of approximately $2.3 million or 26%. The increase in revenue was principally due to an increase in water usage volumes due to dryer weather and, to a lesser extent, the permanent rate increase granted to Pennichuck Water in August 2009. For the three months ended September 30, 2010, 67% of our billed regulated water utility usage was to residential customers, and 22% to commercial and industrial customers, with the balance being principally from billings to municipalities.
We believe customer usage will continue to be impacted by the economy, weather and conservation efforts in response to rate increases, as well as general customer response to various conservation focused communications and the continuing installation of more water efficient appliances.
For the three months ended September 30, 2010, our total utility operating expenses increased by approximately 20% over the three months ended September 30, 2009 as shown in the table below.

	Three Months Ended September 30,
(in thousands)	2010	2009	Change

Operations & maintenance	$4,423	$3,600	$823
Depreciation & amortization	1,046	1,004	42
Taxes other than income taxes	974	786	188

Total Utility Operating Expenses	$6,443	$5,390	$1,053

The operations and maintenance expenses of our regulated water utility business include such categories as:
•	Water supply, treatment, purification and pumping;
•	Transmission and distribution system functions, including repairs and maintenance and meter reading; and
•	Engineering, customer service and general and administrative functions.
The $1.1 million increase in our utilities’ operating expenses over the same period in 2009 was primarily the result of the following:
•	Increased production costs of $483,000 related to increased power and purchased water costs resulting from higher water consumption levels;
•
Increased general and administrative costs of $190,000 primarily relating to combined effects of, (i) increased compensation expense accrued in accordance with our management incentive plans and annual wage increases (ii) increased health benefit costs and (iii) an increase in supplemental executive retirement plan costs, partially offset by (iv) a decrease in defined benefit pension plan and postretirement medical plan costs;

•
Increased taxes other than income taxes of $188,000, principally related to increased real estate taxes resulting from capital additions and increased assessed values in our core Pennichuck Water system;

•	Increased transmission and distribution costs of $117,000 relating to routine and periodic maintenance costs; and
•	Increased depreciation and amortization of $42,000 principally due to increased depreciation attributable to the water treatment plant upgrade for Pennichuck Water.
As a result of the above changes in operating revenue and operating expenses, regulated water utility operating income increased to $4.7 million from $3.5 million, an increase of approximately $1.2 million or 35%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.
Pennichuck Water filed for rate relief with the NHPUC on May 7, 2010 seeking a permanent annual increase in revenue of $3.9 million, or 16.23%, plus a step increase of $0.9 million, or 3.68%. The rate relief request included a request to recover certain amounts expended by us in connection with the eminent domain proceedings. On October 8, 2010, the NHPUC issued an order approving a temporary rate increase which equates to an annualized increase in revenue of approximately $2.6 million, or 10.8%, effective for bills rendered from and after October 8, 2010. Any difference between the temporary rate relief granted and the permanent rates ultimately approved by the NHPUC for service rendered from and after June 16, 2010 will be reconciled upon the approval of such permanent rates.
Our utilities expect to periodically seek rate relief, as necessary, to recover increased operating costs and to obtain recovery of and a return on capital additions as they are made over time as well as to adjust for the impact of reduced consumption related to conservation and economic conditions.
Water Management Services
The operating revenue of our water management services segment increased to $644,000 for the three months ended September 30, 2010 from $614,000 for the three months ended September 30, 2009, resulting in an increase of approximately $30,000, or 5%.
Operating revenue earned from unscheduled work on continuing contracts increased to $217,000 for the three months ended September 30, 2010 from $188,000 for the three months ended September 30, 2009, an increase of approximately $29,000, or 15%.
The operating income of our water management services segment increased to $107,000 for the three months ended September 30, 2010 from $76,000 for the three months ended September 30, 2009, resulting in an increase of approximately $31,000, or 39%. The net income of our water management services segment increased to $64,000 for the three months ended September 30, 2010 from $42,000 for the three months ended September 30, 2009, resulting in an increase of approximately $22,000, or 53%.
Eminent Domain Expenses
Our eminent domain expenses were $159,000 for the three months ended September 30, 2010 as compared to $204,000 for the three months ended September 30, 2009. The 2010 and 2009 eminent domain expenses were primarily attributable to legal fees associated with the proceedings and related activities.

Interest Expense
For the three months ended September 30, 2010, our interest expense was $841,000, compared to $927,000 in 2009. The decrease of approximately $86,000 was primarily attributable to the payment of a $5 million note on March 1, 2010.
Provision for Income Taxes
For the three months ended September 30, 2010, we recorded income tax expense of $1.5 million compared to $1.0 million for the three months ended September 30, 2009. The effective income tax rate was 39.6% and 42.5% for the respective periods. The effective rate for the three months ended September 30, 2010 was the same as the statutory rate. The higher effective rate for the three months ended September 30, 2009 was due to a write-off associated with the expiration of state of New Hampshire Business Enterprise Tax (“BET”) credits.
Results of Operations — Nine Months Ended September 30, 2010
Compared to Nine Months Ended September 30, 2009
Overview
Our revenue, and consequently our net income, can be significantly affected by economic and weather conditions as well as customer conservation efforts, and in past years our net income has been significantly affected by sales of major real estate assets which have occurred from time to time. Water revenue is typically at its lowest point during the first and fourth quarters of the calendar year. Water revenue in the second and third quarters tends to be greater because of increased water consumption for non-essential usage by our customers during the late spring and summer months.
For the nine months ended September 30, 2010, our net income was $3.3 million, compared to $2.1 million for the nine months ended September 30, 2009. On a per share basis (diluted), net income for the nine months ended September 30, 2010 was $0.71 as compared to $0.48 for the nine months ended September 30, 2009. The principal factors that affected current period net income, relative to the prior period, included the following:
•	An increase in regulated water utility operating income of $1.9 million;
•	A decrease in interest expense of $234,000; partially offset by
•	A decrease in allowance for funds used during construction (“AFUDC”) of $136,000;
•	A decrease in water management service operating income of $69,000; and
•	An increase in income tax expense of $720,000.

Regulated Water Utility Operations
Our regulated water utility operations include the activities of Pennichuck Water, Pennichuck East and Pittsfield Aqueduct, each of which is regulated by the NHPUC.
For the nine months ended September 30, 2010, our utility operating revenue increased to $26.4 million compared to $22.9 million for the nine months ended September 30, 2009, an increase of approximately $3.5 million or 16%. The increase in revenue was principally due to an increase in water usage volumes due to dryer weather and, to a lesser extent, the permanent rate increase granted to Pennichuck Water in August 2009. For the nine months ended September 30, 2010, 67% of our billed regulated water utility usage was to residential customers, and 26% to commercial and industrial customers, with the balance being principally from billings to municipalities.
We believe customer usage will continue to be impacted by the economy, weather, and conservation efforts as a result of the rate increases, as well as general customer response to various conservation focused communications and the continuing installation of more water efficient appliances.
For the nine months ended September 30, 2010, our total utility operating expenses increased by approximately 10% over the nine months ended September 30, 2009 as shown in the table below.

	Nine Months Ended September 30,
(in thousands)	2010	2009	Change

Operations & maintenance	$12,055	$10,916	$1,139
Depreciation & amortization	3,145	3,031	114
Taxes other than income taxes	2,876	2,474	402

Total Utility Operating Expenses	$18,076	$16,421	$1,655

The operations and maintenance expenses of our regulated water utility business include such categories as:
•	Water supply, treatment, purification and pumping;
•	Transmission and distribution system functions, including repairs and maintenance and meter reading; and
•	Engineering, customer service and general and administrative functions.
The $1.7 million increase in our utilities’ operating expenses over the same period in 2009 was primarily the result of the following:
•	Increased production costs of $515,000 related to increased chemical, power and purchased water costs relating to higher water consumption levels;
•
Increased taxes other than income taxes of $402,000, principally related to increased real estate taxes resulting from capital additions as well as increased assessed values in our core Pennichuck Water system;

•
Increased general and administrative costs of $370,000 primarily relating to combined effects of, (i) increased compensation expense accrued in accordance with our management incentive plans, increased non-cash compensation expense recorded for employee stock options granted to our President & CEO during the first quarter of 2010 and annual wage increases (ii) increased health benefit costs and (iii) an increase in supplemental executive retirement plan costs, partially offset by (iv) a decrease in defined benefit and postretirement medical plan costs;

•	Increased transmission and distribution costs of $182,000 primarily relating to increased fuel costs, flushing activities and system maintenance costs; and
•	Increased depreciation and amortization of $114,000 principally due to increased depreciation attributable to completed portions of the water treatment plant upgrade for Pennichuck Water.
As a result of the above changes in operating revenue and operating expenses, regulated water utility operating income increased to $8.4 million from $6.4 million, an increase of approximately $2.0 million or 30%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.
Pennichuck Water filed for rate relief with the NHPUC on May 7, 2010 seeking a permanent annual increase in revenue of $3.9 million, or 16.23%, plus a step increase of $0.9 million, or 3.68%. The rate relief request included a request to recover certain amounts expended by us in connection with the eminent domain proceedings. On October 8, 2010, the NHPUC issued an order approving a temporary rate increase providing for an annualized temporary increase in revenue of approximately $2.6 million, or 10.8%, effective for bills rendered from and after October 8, 2010. Any difference between the temporary rate relief granted and the permanent rates ultimately approved by the NHPUC for service rendered from and after June 16, 2010 will be reconciled upon the approval of such permanent rates.
Water Management Services
The operating revenue of our water management services segment decreased to $1.8 million for the nine months ended September 30, 2010 from $2.1 million for the nine months ended September 30, 2009, resulting in a decrease of approximately $233,000, or 11%.
Service Corporation’s contracts with two municipalities ended on June 30, 2009 and July 31, 2009 and have not been renewed by the municipalities. The operating revenue earned from these two contracts was $136,000 for the nine months ended September 30, 2009. Operating revenue earned from unscheduled work on continuing contracts decreased to $596,000 for the nine months ended September 30, 2010 from $685,000 for the nine months ended September 30, 2009, a decrease of approximately $89,000, or 13%. Revenue earned from Service Corporation’s Watertight program decreased to $260,000 for the nine months ended September 30, 2010 from $278,000 for the nine months ended September 30, 2009, a decrease of approximately $18,000, or 7%.
The operating income of our water management services segment decreased to $177,000 for the nine months ended September 30, 2010 from $246,000 for the nine months ended September 30, 2009, resulting in a decrease of approximately $69,000, or 28%. The net income of our water management services segment decreased to $106,000 for the nine months ended September 30, 2010 from $143,000 for the nine months ended September 30, 2009, resulting in a decrease of approximately $37,000, or 26%.
Eminent Domain Expenses
Our eminent domain expenses were $392,000 for both the nine months ended September 30, 2010 and 2009. The 2010 and 2009 eminent domain expenses were primarily attributable to legal fees associated with the proceedings and related matters.

Allowance for Funds Used During Construction (“AFUDC”)
For the nine months ended September 30, 2010 and 2009, we recorded AFUDC of $14,000 and $150,000, respectively. The approximately $136,000 decrease was attributable to the completion of certain large projects (e.g., the multi-year upgrade to Pennichuck Water’s water treatment plant) in 2009. We do not expect to incur any significant amounts of AFUDC for the remainder of 2010.
Interest Expense
For the nine months ended September 30, 2010, our interest expense was $2.5 million, compared to $2.8 million in 2009. The decrease of approximately $234,000 was primarily attributable to the payment of a $4.5 million note in December 2009 and the payment of a $5 million note on March 1, 2010 partially offset by a new $4.5 million loan incurred on March 1, 2010.
Provision for Income Taxes
For the nine months ended September 30, 2010, we recorded income tax expense of $2.2 million compared to $1.5 million for the nine months ended September 30, 2009. The effective income tax rate was approximately 40% and 42% for the respective periods. The effective rate for the three months ended September 30, 2010 was approximately the same as the statutory rate. The higher effective rate for the three months ended September 30, 2009 was due to a write-off associated with the expiration of state of New Hampshire Business Enterprise Tax (“BET”) credits.
Liquidity and Capital Resources
Overview
Our primary sources of funds are cash flow from utility operations, borrowings pursuant to our bank revolving credit facility and proceeds from long-term debt borrowings and the issuance of equity securities. Our primary uses of funds are capital expenditures associated with our continuous utility construction programs, dividends on our common stock payable as and when declared by our Board of Directors and repayments of principal on our outstanding debt obligations, whether pursuant to scheduled sinking fund payments or final maturities.
For the past several years, cash flows have fluctuated largely based on four factors: (i) weather, (ii) amount and timing of rate increases, (iii) gain(s) recognized on the sale of non-utility real estate and cell tower leases, and (iv) costs associated with our eminent domain dispute with the City of Nashua, New Hampshire. Our Company expects that weather and the amount and timing of rate increases will continue to impact its liquidity and expects gains from the sale of non-utility real estate and cell tower leases to become less frequent in the current economic environment. Our Company also expects the costs associated with the eminent domain proceeding to continue but at reduced levels more consistent with the levels experienced in the last two years.
We utilize our $16 million revolving credit facility to a greater or lesser extent in response to variations in cash flow from the factors discussed above. Our Company has been able to obtain long term financing as needed in the current economic environment.

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
Significant Financial Covenants
Our $16.0 million revolving credit loan agreement with Bank of America expires on June 30, 2011. This agreement contains three financial maintenance tests which must be met on a quarterly basis. Capitalized terms listed below are used herein as defined in the revolving credit loan agreement. These maintenance tests, and actual performance against these tests as of the dates specified, are as follows:
(1)	our Fixed Charge Coverage Ratio must exceed 1.2x (3.7 as of September 30, 2010);
(2)	our Tangible Net Worth must exceed $45.7 million ($56.1 million as of September 30, 2010); and
(3)	our Funded Debt (less certain cash and short-term investment balances, if any) must not exceed 65% of our Total Capitalization (51.1% as of September 30, 2010).
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
Several of Pennichuck Water’s loan agreements contain a covenant that prevents Pennichuck Water from declaring dividends if Pennichuck Water does not maintain a minimum net worth of $4.5 million. As of September 30, 2010, Pennichuck Water’s net worth was $53.3 million. One of Pennichuck East’s loan agreements contains a covenant that prevents Pennichuck East from declaring dividends if Pennichuck East does not maintain a minimum net worth of $1.5 million. As of September 30, 2010, Pennichuck East’s net worth was $6.9 million.

As of September 30, 2010, we were in compliance with all of our financial covenants. Our ability to incur additional long-term debt and to continue to satisfy these tests depends, among other factors, on receipt of timely and adequate rate relief.
Quarterly Dividends
One of our primary uses of funds is dividends on our common stock, payable as and when declared by our Board of Directors. We have paid dividends on our common stock each year since 1856. On October 28, 2010, the Board of Directors declared a fourth quarter common stock dividend of $0.185 per share payable December 1, 2010 to shareholders of record on November 15, 2010. The fourth quarter dividend amount results in an indicated annual rate of $0.74 per share. We expect to continue to pay comparable cash dividends in the future, subject to the terms of our debt agreements, as more fully discussed above.
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
In October 2005, Pennichuck Water completed a $49.5 million tax-exempt debt financing with the New Hampshire Bond Finance Authority (“BFA”). The BFA acts solely as a passive conduit to the tax-exempt bond markets with us acting as the obligor for the associated tax-exempt debt. As of September 30, 2010, we borrowed $38.1 million of the $49.5 million offering. The remaining $11.4 million was placed in escrow for the sole benefit of bondholders with no recourse to us. As a result of the completion of our $40 million water treatment plant upgrade in the second quarter of 2009 and the issuance of approximately $7.5 million of equity capital, net of expense, in December 2009, we allowed the $11.4 million to expire when the escrow matured on July 1, 2010.
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
Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in our Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Based on their evaluation, the principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Report on Form 10-Q to provide assurance that (i) information relating to our Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and (ii) information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures
There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As we have previously disclosed and is discussed elsewhere in this report, on July 25, 2008, the New Hampshire Public Utilities Commission (the “NHPUC”) issued an order (the “NHPUC Order”) that the taking of the assets of Pennichuck Water by the City of Nashua, New Hampshire (the “City” or “Nashua”) is in the public interest provided certain conditions are met, and that the amount of compensation to be paid to Pennichuck Water for such assets is $203 million determined as of December 31, 2008. However, it is our view that in the event the City decides to complete an eminent domain taking of Pennichuck Water’s assets pursuant to the NHPUC Order, and assuming it is then permitted to do so under state law (see below), this amount would have to be updated through the actual date of taking (hereinafter, a “True Up Adjustment”).
The conditions imposed by the NHPUC included a requirement that the City pay an additional $40 million into a mitigation fund to protect the interests of the customers of Pennichuck East and Pittsfield Aqueduct from the costs associated with operational inefficiencies and the loss of use of shared assets which would result from the taking of Pennichuck Water’s assets by the City. Consequently, under the terms of the NHPUC Order, the City would be required to pay at least $243 million. Another condition was that within 60 days of the NHPUC Order becoming final and no longer subject to appeal, the City must submit to the NHPUC for its approval duly authorized and executed operating contracts between the City and its planned water system contractors incorporating all conditions imposed by the NHPUC. The remaining conditions covered various aspects of the operation and oversight of the water system under City ownership.

Both our Company and the City filed appeals with the New Hampshire Supreme Court (the “Court”), challenging aspects of the NHPUC Order. On March 25, 2010, the Court issued its decision, unanimously affirming the NHPUC Order in its entirety. More specifically, the Court affirmed the NHPUC Order that a taking of the operating assets of our Pennichuck Water regulated utility subsidiary is in the public interest and that the amount to be paid to us for such assets is $203 million determined as of December 31, 2008. The Court also affirmed the NHPUC’s establishment of its conditions, including that Nashua must pay an additional $40 million into a mitigation fund to protect the interests of the customers of our other two regulated utilities. The Court did not consider whether a True Up Adjustment should be made. The Court’s decision was effective April 7, 2010 and, therefore, the NHPUC Order became final and no longer subject to appeal on that date.
Effective April 7, 2010, provided all conditions and requirements are satisfied, the City had the right to take by condemnation (i.e., eminent domain) Pennichuck Water’s operating assets pursuant to the terms of the NHPUC Order and subject to New Hampshire utility municipalization statute RSA 38, Section 38:13 (hereinafter, a “Condemnation Taking”). In the case of a Condemnation Taking or an agreed sale under threat of condemnation, RSA 38:13 provides that within 90 days of the final determination of the price to be paid for the assets to be acquired, the municipality must decide, by vote of its governing body, whether to acquire such property. RSA 38:13 further provides that if this vote is in the negative, no other action under this chapter shall be had during the ensuing period of 2 years. With respect to the eminent domain dispute between the Company and the City, this means that in the case of a no vote during the 90-day period, the current municipalization process would be terminated and the City would then have to wait 2 years before taking other action to form a municipal water utility. Furthermore, any such action would then be subject to the City first obtaining a new majority public vote.
It is our Company’s view that there has not yet been any “final determination of the price to be paid for the assets to be acquired” and, therefore, the 90 day period has not yet been triggered. On June 30, 2010 and September 21, 2010, our Company and the City jointly filed motions (collectively, the “Joint Motions”) with the NHPUC requesting a scheduling order for the purpose of establishing a process by which the Condemnation Taking valuation of the plant and property of Pennichuck Water will be updated and to make a final determination of the price to be paid for such plant and property. The Joint Motions are consistent with the position taken by us in our June 2, 2010 press release that, as of that date, there had not yet been a final determination of the price to be paid by the City for the assets of Pennichuck Water. Our Company and the City have agreed that the final valuation and price should be determined by adjusting the preliminary $203 million purchase price in the NHPUC Order by the additions and retirements and accumulated depreciation reserves relating to assets placed in service, or retired from service, since December 31, 2008, consistent with the asset approach used by the NHPUC and expressly excluding consideration of the income approach. We believe the value of plant and property additions since the December 31, 2008 NHPUC valuation date exceeds the value of plant and property retirements and depreciation since that same date.
To date, the City’s Board of Aldermen has not voted on whether to acquire the assets of Pennichuck Water by Condemnation Taking pursuant to the terms of the NHPUC Order. Based on public statements by city officials, we believe it unlikely that the City will attempt to move forward in that regard.

The Joint Motions also indicate that our Company and the City remain interested in reaching a negotiated resolution of the eminent domain proceeding, which could include a possible parent-level sale of the stock of our Company to the City. Under 2007 special legislation in New Hampshire, the City can purchase and hold the stock of our Company provided it otherwise complies with the requirements of state law.
If our Company and the City reach agreement on such a consensual transaction, the Joint Motions state that the parties “intend to submit such a transaction to the [NHPUC] for its approval, and the price agreed to would constitute the final determination of price contemplated by RSA 38:13 that is subject to ratification by the City’s Board of Aldermen, thereby rendering it unnecessary for the [NHPUC] to update the preliminary value determined in the [NHPUC Order] for [Pennichuck Water’s] plant and property.” There can be no assurance that the NHPUC will adopt the position of the Company and the City regarding the final determination of price.
Notwithstanding the foregoing and as previously reported, a parent-level Company stock sale would require the negotiation and resolution of many complex issues and, therefore, no assurance can be given that the City and our Company would ultimately be able to reach agreement on such matters. Also, in addition to approval by the City’s Board of Aldermen, the consummation of such a transaction would be subject to approval by the NHPUC and our Company’s shareholders, and would depend on the availability of financing to the City. Finally, there can be no assurance that our Company’s Board of Directors will ultimately conclude that a sale of our Company to the City is in the best interests of our Company’s shareholders.
The NHPUC has set a deadline of November 30, 2010 for the parties to file briefs regarding a number of issues relating to the authority of the NHPUC to approve a Condemnation Taking considering the passage of time since the New Hampshire Supreme Court decision affirming the NHPUC Order, as well as the valuation methodology to be used for any True Up Adjustment. November 30, 2010 is also now the deadline for the City to submit to the NHPUC the executed operating contracts with its planned water system contractors.
Our Company cannot predict whether the City will decide to or be able to complete the eminent domain taking of the Pennichuck Water assets upon the terms set forth in the NHPUC’s July 25, 2008 order.
Giardia Litigation
In August 2010, two claims were filed against the Company and Pittsfield Aqueduct relating to a single outbreak of Giardia contamination that occurred in the water supply for the Birch Hill community water system in North Conway, New Hampshire during September 2007. The Center for Disease Control (“CDC”) characterizes giardiasis as a “common cause of waterborne disease in humans in the United States” resulting from ingesting Giardia cysts. Healthy people normally recover within 2-6 weeks without medicine and more quickly with medicine. There were 16 confirmed cases of giardiasis at Birch Hill in September 2007, two of which resulted in some prolonged physical effects. The 3-year statute of limitations has now run out on filing any new claims relatng to this outbreak. Therefore, these are the only cases we expect to have filed with respect to this incident.

Water utilities are not required by federal or state water quality standards to test for Giardia. To our knowledge, this is the only known outbreak of Giardia at Birch Hill (and throughout all of the Company’s water systems for that matter). The water quality of the wells servicing the Birch Hill community was determined to meet all state/federal water quality standards when we purchased the system in 2006, and we have continued to operate them in accordance with those standards. To date, the source and means by which Giardia cysts infected the well remains unknown. Normally, if there is an outbreak of Giardia, it usually occurs in surface water or in a shallow gravel-packed well close to surface water. It is highly unusual for a bedrock well, such as the one in question at Birch Hill, to become infected with Giardia cysts. The infected well was immediately shut-down, and abandoned, as soon as the presence of Giardia cysts was confirmed in September 2007. Since then, the Birch Hill water system has been interconnected to the North Conway Water District water system. The Company expects that both of these claims will be covered by the Company’s primary and/or umbrella insurance policies and that there will not be any material impact on the Company.
ITEM 1A. RISK FACTORS
Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in Part I, Item 1A. “Risk Factors” in our 2009 Annual Report on Form 10-K. The Risk Factors presented below should be read in conjunction with the risk factors and information disclosed in our 2009 Annual Report on Form 10-K, as supplemented by Part II, Item 1A, “Risk Factors”, in our Quarterly Report on Form 10-Q for the period ended March 31, 2010. See also discussion under “City of Nashua’s Ongoing Eminent Domain Proceeding” included in Part I, Item 2, in this Quarterly Report on Form 10-Q.
Risks related to our Water Utilities
The City of Nashua’s attempt to use the power of eminent domain to acquire a significant portion of our water utility assets creates uncertainty and may result in material adverse consequences for us and our shareholders.
As discussed elsewhere in this Quarterly Report of Form 10-Q, we are involved in ongoing proceedings with the City of Nashua (the “City” or “Nashua”) regarding the City’s desire to acquire all or a significant portion of the water utility assets of Pennichuck Water, our principal subsidiary, as well as the assets of Pennichuck East and Pittsfield Aqueduct. The City is pursuing such acquisition in accordance with its right to seek the authority to take such assets by eminent domain under New Hampshire law. In January 2005, the NHPUC ruled that the City could not use the eminent domain procedure to acquire any of the assets of our Pennichuck East or Pittsfield Aqueduct subsidiaries.
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

Since Pennichuck Water comprises the substantial majority of our consolidated assets and revenue, a permitted Condemnation Taking would likely result in the winding up and liquidation of our entire business. This would require us to repay all of our Company’s approximately $60 million of outstanding debt and to sell off the Company’s remaining non-cash assets pursuant to a plan of liquidation. Under the circumstances, it could prove difficult to obtain good prices for those assets that fairly reflect their long-term values. Liquidation would also trigger taxation at the shareholder level depending on the difference between the amounts distributed in liquidation and the cost basis of the stock being redeemed.
A permitted Condemnation Taking could also result in our Company incurring various other costs depending on the final terms of the taking and decisions that our Company may make regarding its remaining operations. These costs may include expenditures associated with termination and/or funding of health and retirement plans, certain debt redemption premiums, severance costs and professional fees.
Both the Company and the City filed appeals with the New Hampshire Supreme Court, challenging various aspects of the NHPUC’s July 25, 2008 order. On March 25, 2010, the New Hampshire Supreme Court issued its decision, unanimously affirming that NHPUC order in its entirety. Our Company cannot predict whether the City will decide to or be able to acquire the Pennichuck Water assets upon the terms set forth in the NHPUC’s July 25, 2008 order or whether the Company and the City will be able to negotiate a settlement in lieu of an eminent domain taking, including a settlement involving the City’s acquisition of the stock of Pennichuck Corporation.
We expect that all or substantially all of our then outstanding indebtedness would be accelerated if the City of Nashua were to acquire a significant portion of our assets by eminent domain; such acceleration could adversely affect our financial condition, operating results and cash flows.
An eminent domain taking or temporary use by any governmental body of all or substantially all of the tangible property of Pennichuck Water used or useful in its business as a water company would result in a mandatory redemption of substantially all our long-term debt, which totaled approximately $60 million as of December 31, 2009 and September 30, 2010. We expect that any taking of Pennichuck Water’s assets by the City in the eminent domain matter now on appeal before the New Hampshire Supreme Court (or a bona fide sale in lieu of such taking) would represent the taking of substantially all of Pennichuck Water’s tangible property used or useful in its business as a water company and would therefore trigger mandatory redemption of our long-term debt. Similarly, our revolving credit facility with Bank of America provides that any indebtedness outstanding under the facility (for which no amounts were outstanding as of December 31, 2009 and September 30, 2010) would be due upon the City acquiring all or a material portion of Pennichuck Water’s assets in an eminent domain proceeding. Also, no new borrowings would be permitted under such facility. Such acceleration could adversely affect our financial condition and operating results if we are unable to repay such indebtedness at that time or to refinance the indebtedness on equally favorable terms and conditions or to incur new borrowings. We believe, however, that because the $203 million price established by the NHPUC for the taking of Pennichuck Water’s assets is substantially greater than our total long-term debt (approximately $60 million at December 31, 2009 and September 30, 2010) the Company would likely have the ability to repay such debt in the event of a taking.
With respect to the current eminent domain dispute between the Company and the City of Nashua, a finding by the NHPUC that a “final determination of the price to be paid for the plant and property” occurred (in accordance with New Hampshire utility municipalization statute RSA 38, Section 38:13) as of the effective date of the New Hampshire Supreme Court decision affirming the NHPUC Order, or otherwise prior to any comprehensive settlement between the parties, could preclude the parties from entering into any such settlement agreement for a period of two years and then only after a new public vote authorizing the City to proceed in that regard.

RSA 38:13 provides that “within 90 days of the final determination of the price to be paid (emphasis added) for the plant and property to be acquired under the provisions of RSA 38:8 [agreed sale]...or 38:10 [condemnation taking]...the municipality shall decide whether or not to acquire the plant and property... by a vote to issue bonds...” RSA 38:13 further provides that “If the ratifying vote...shall be in the negative, no other action under this chapter shall be had during the ensuing period of 2 years.” The City and the Company have taken the position in filings with the NHPUC that the final determination of price under RSA 38:13 has not yet occurred and have filed a joint motion asking the NHPUC to establish a process by which the eminent domain valuation of the plant and property of Pennichuck Water will be updated and to make a final determination of the price to be paid. Either in response to that motion or in connection with a subsequent filing requesting the NHPUC to approve a settlement transaction with the City in lieu of an eminent domain taking, it is possible that the NHPUC could rule that the final determination of the price to be paid for purposes of RSA 38:13 occurred on April 7, 2010, the effective date of the New Hampshire Supreme Court ruling affirming the NHPUC’s order that the purchase price was $203 million based on a December 31, 2008 measurement date, and that therefore the 90-day period expired on July 6, 2010. As the City’s Board of Aldermen did not vote by July 6, 2010 to approve a settlement transaction with the City in lieu of an eminent domain taking, such a ruling by the NHPUC in effect would prevent the City from being able to enter into any settlement transaction with the Company during the ensuing 2 year period and would require a new public vote in order for the City to enter into such a settlement transaction.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. RESERVED
ITEM 5. OTHER INFORMATION
On November 2, 2010, we issued a press release announcing our financial results for the three and nine months ended September 30, 2010. A copy of the press release is attached as Exhibit 99.1 to this Quarterly Report on Form 10-Q. The information contained in Exhibit 99.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing with the SEC under the Exchange Act of 1934 or the Securities Act of 1933, except as expressly set forth by specific reference in such a filing.

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

4.9
Letter agreement, effective as of March 18, 2009, by and between Pennichuck Corporation and GAMCO Investors, Inc. and its affiliated entities (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 19, 2009 and incorporated herein by reference)

4.10
Seventh Amendment to Rights Agreement, effective as of March 24, 2010, by and between Pennichuck Corporation and American Stock Transfer & Trust Company, LLC (filed as Exhibit 4.10 to the Company’s Registration Statement on Form 8-A12G/A filed on March 26, 2010 and incorporated herein by reference)

4.11
Eighth Amendment to Rights Agreement, effective as of October 29, 2010, by and between Pennichuck Corporation and American Stock Transfer & Trust Company, LLC (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on November 1, 2010 and incorporated herein by reference)

31.1	Certification

31.2	Certification

32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release — “Pennichuck Corporation Announces Third Quarter 2010 Earnings” dated November 2, 2010

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pennichuck Corporation (Registrant)
Date: November 2, 2010	By:	/s/ Duane C. Montopoli
Duane C. Montopoli
President and Chief Executive Officer

Date: November 2, 2010	By:	/s/ Thomas C. Leonard
Thomas C. Leonard
Senior Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification

31.2	Certification

32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release — “Pennichuck Corporation Announces Third Quarter 2010 Earnings” dated November 2, 2010