Form 10-K
period 2010-12-31
PENNICHUCK CORP
filed 2011-03-04
CIK 788885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-18552
PENNICHUCK CORPORATION
(Exact name of registrant as specified in its charter)

New Hampshire	02-0177370

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
25 Manchester Street
Merrimack, New Hampshire 03054
(603) 882-5191
(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $1.00 per	The Nasdaq Stock Market LLC
share (and Preferred Stock Purchase
Rights associated therewith)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing sale price of the Company’s common stock on June 30, 2010, as reported on the Nasdaq Global Market was $101,892,433. For purposes of this calculation, the “affiliates” of the registrant include its directors and executive officers. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
The number of shares of the registrant’s common stock, $1 par value, outstanding as of March 01, 2011 was 4,679,927.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Part III of this report is incorporated herein by reference to the registrant’s definitive proxy statement for its 2011 annual meeting of shareholders (the “Proxy Statement”), which the registrant intends to file with the Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2010.

PENNICHUCK CORPORATION AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
December 31, 2010

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
Overview
We are engaged primarily in the collection, storage, treatment and distribution of potable water in New Hampshire. We have two reportable business segments: regulated water utility operations and non-regulated water management services. Regulated water utility revenues constituted 93% of our revenues in 2010. We are headquartered in Merrimack, New Hampshire, which is located approximately 45 miles north of Boston, Massachusetts. Our Company, which was incorporated in New Hampshire in 1852, became a utility holding company in 1983. Total consolidated assets as of December 31, 2010 were approximately $182 million.
Our Company is subject to the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), and files annual, quarterly and special reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the “SEC”). You may read and copy any reports, statements or other information filed by our Company with the SEC at its public reference room at 100 F Street, N.E., Washington, D.C. 20549. Call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room. Our Company’s filings are also available at the website maintained by the SEC at http://www.sec.gov. We also make available free of charge on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The address of our website is www.pennichuck.com.
The City of Nashua, New Hampshire (the “City”) began an effort in 2002 to acquire through an eminent domain proceeding, all or a significant portion of Pennichuck Water’s assets, as well as the assets of Pennichuck East and Pittsfield Aqueduct. Effective as of November 11, 2010, we entered into a definitive merger agreement (the “Merger Agreement”) with the City pursuant to which the City will, subject to a number of conditions precedent, purchase all the outstanding common stock and common stock equivalents of Pennichuck Corporation for $29.00 per share in cash. Pursuant to the terms of a settlement agreement, entered into contemporaneously with the Merger Agreement (the “Settlement Agreement”), the Company and the City have agreed that execution of the Merger Agreement constitutes full settlement of their eminent domain dispute whether or not the acquisition is consummated pursuant to the terms of the Merger Agreement.
The acquisition of the Company and the Eminent Domain Proceeding are described elsewhere in this Annual Report on Form 10-K (see Part I, Item 1, “Business” under the heading “Acquisition of the Company and Eminent Domain Proceeding by the City of Nashua”; Part I, Item 3, “Legal Proceedings” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Note 4 of Part II, Item 8, “Commitments and Contingencies”).

Our Strategy
Our mission is to be a leading supplier of clean, safe and reliable drinking water and quality water-related services in New England and to achieve sustainable growth in our revenues and earnings. Subject to the limitations in the Merger Agreement noted below, our strategy to accomplish those objectives is as follows:
Investing in our regulated water utilities to maintain reliable, high quality service. To maintain our position as a respected water supplier, we will make ongoing capital investments in our water systems to meet or exceed applicable regulatory requirements and to maintain our infrastructure.
Acquiring additional small and mid-size water systems in New Hampshire and nearby portions of Maine, Massachusetts and Vermont. We believe there remain significant opportunities to grow our customer base in New Hampshire and nearby portions of Maine, Massachusetts and Vermont. We expect that increasingly stringent regulation, the resulting increase in capital requirements and the need for skilled operators will continue to cause system owners to consider selling their water systems or outsourcing the management of such systems. See note below regarding the effect of the Merger Agreement.
Pursuing acquisitions of relatively large water systems to expand into new geographic markets in the northeastern United States. Another important element of our strategy is to seek to expand into new geographic markets in the northeastern United States by acquiring one or more relatively large water systems. We expect that any such acquisitions would be of systems that have sufficient scale to warrant establishing and maintaining a management presence in a new market. These systems would likely be significantly larger than the water systems we are targeting nearby our existing service areas. We do not expect, however, that these larger systems will be substantially larger than Pennichuck Water. We believe there are a number of such large water systems in the northeastern United States that are potentially attractive acquisition opportunities. We anticipate that the large water system market within the U.S. water utility industry will continue to consolidate, as system owners, whether investor-owned utilities or municipalities, facing increasingly stringent regulation and the resulting increase in capital requirements, consider acquisitions by other companies. The pace at which acquisition opportunities will arise is, of course, unpredictable. See note below regarding the effect of the Merger Agreement.
Expanding our water management business with a focus on servicing small and mid-size water systems, where we believe we can leverage our capital resources as well as our operating and technical expertise. Service Corporation’s strategy calls for a focus on markets in which it can provide high quality service in a cost effective manner. These markets include small and mid-size municipal utilities, small systems such as community water systems and non-transient, non-community water systems. See note below regarding the effect of the Merger Agreement.

Commercializing our undeveloped land portfolio that’s owned outside of our regulated utilities. Our Company, principally through our Southwood subsidiary, owns several parcels of undeveloped non-utility land primarily in Merrimack, New Hampshire, totaling approximately 450 acres. As opportunities arise, we expect to pursue the environmentally responsible commercialization of this land portfolio in order to enhance shareholder value. This land is owned outside of our regulated utilities. See note below regarding the effect of the Merger Agreement.
Note: During the term of the Merger Agreement, we cannot, (i) acquire businesses, including water systems, of a size generally larger than our past practice, (ii) enter into Material Contracts (as defined in the Merger Agreement), and (iii) sell our undeveloped land, in each case without the prior written consent of the City. Further information regarding the Merger Agreement is contained elsewhere in this Annual Report on Form 10-K (see Part I, Item 1, “Business” under the heading “Acquisition of the Company and Eminent Domain Proceeding by the City of Nashua”; part I, item 3, “Legal Proceedings” and part II, item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and note 4 of part II, item 8, “Commitments and Contingencies”).
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

•	Pennichuck East was organized in 1998 and serves 19 communities most of which are located in southern and central New Hampshire; and
•	Pittsfield Aqueduct, which we acquired in 1998, serves customers in the Town of Pittsfield, New Hampshire.
Water revenues are typically lowest during the first and fourth quarters of each calendar year. Water revenues in the second and third quarters tend to be greater because of increased water consumption for nonessential usage by our customers during the late spring and summer months. Total regulated water utility assets as of December 31, 2010 were approximately $176.1 million.
Service Areas
Pennichuck Water is franchised by the NHPUC to distribute water in the City of Nashua, New Hampshire and in portions of the towns of Amherst, Bedford, Derry, Epping, Hollis, Merrimack, Milford, Newmarket, Plaistow and Salem, New Hampshire. Pennichuck Water’s transmission mains extend from Nashua into portions of the surrounding towns of Amherst, Hudson, Merrimack, Hollis and Milford. Its franchises in the remaining towns consist of stand-alone satellite water systems. Pennichuck Water has no competition in its core franchise area, other than from customers using their own wells. As of December 31, 2010, Pennichuck Water served approximately 26,300 customers, and its 2010 operating revenues totaled approximately $27.0 million.

Pennichuck East serves customers in the towns of Atkinson, Barnstead, Bow, Chester, Conway, Derry, Exeter, Hooksett, Lee, Litchfield, Londonderry, Middleton, Pelham, Plaistow, Raymond, Sandown, Tilton, Weare and Windham, New Hampshire. Pennichuck East has no competition in its core franchise area, other than from customers using their own wells. The water utility assets owned by Pennichuck East consist principally of water transmission and distribution mains, hydrants, wells, pump stations and pumping equipment, water services and meters, easements and certain tracts of land. As of December 31, 2010, Pennichuck East served approximately 6,800 customers, and its 2010 operating revenues totaled approximately $6.4 million.
Pittsfield Aqueduct was acquired in 1998 and serves customers in the town of Pittsfield, New Hampshire, which is located in the central portion of the state. Pittsfield Aqueduct has no competition in its core franchise area, other than from customers using their own wells. The water utility assets owned by Pittsfield Aqueduct consist principally of water transmission and distribution mains, hydrants, water treatment facilities, water services and meters, easements and certain tracts of land. As of December 31, 2010, Pittsfield Aqueduct served approximately 650 customers, and its 2010 operating revenues totaled approximately $600,000.
Water Supply Facilities
Pennichuck Water’s principal properties are located in Nashua, New Hampshire, except for portions of our watershed and buffer land which are located in the neighboring towns of Amherst, Merrimack and Hollis, New Hampshire. In addition, Pennichuck Water owns four impounding dams which are situated on the Nashua and Merrimack border.
The primary source of potable water for our core Pennichuck Water system is the Pennichuck Brook, Holt Pond, Bowers Pond, Harris Pond and Supply Pond in the Nashua area that together can hold up to 500 million gallons of water. We supplement that source during the summer months by pumping water from the nearby Merrimack River. This supplemental water supply provides an additional source of water during summer periods and will provide a long-term supply for Pennichuck Water’s service area. A permit from the Army Corps of Engineers that has been extended through December 31, 2019 allows us to divert water from the Merrimack River. We may divert between 12.0 million and 30.0 million gallons per day (“mgd”) dependent upon the river elevation and flow. In 2009, we installed three new pumps that increased our pumping capacity to 21.0 mgd.
We own a water treatment plant in Nashua that uses a combination of physical and chemical removal of suspended solids and sand and carbon filtration to treat the water that Pennichuck Water supplies. The plant has a rated capacity of 35.0 mgd. Pennichuck Water can deliver up to 31.2 mgd into the distribution system. By comparison, Pennichuck Water had an average daily demand of 21.2 mgd during its peak month, which occurred in June 1999.
Our Pennichuck Water utility subsidiary also owns approximately 650 acres of land located in Nashua and Merrimack, New Hampshire that are held for watershed and reservoir purposes. This land is separate and apart from the undeveloped land held principally by Southwood.
We own 14 water storage reservoirs having a total storage capacity of 22.3 million gallons: six in Nashua, two in Amherst, and one in each of Bedford, Derry, Litchfield, Pelham, Barnstead and Hollis, New Hampshire.
We own a 900,000 gallon per day gravel-packed well located in Amherst, New Hampshire.

The sources of supply for Pennichuck East consist of purchased water from Manchester Water Works, Hooksett Village Water Precinct, the Town of Derry, the Town of Raymond, a well system owned by the Town of Hudson, in Litchfield, New Hampshire and individual bedrock wells. Pennichuck East has entered into long-term water supply agreements to obtain water from Manchester Water Works and Hudson. We have an agreement with the Town of Hudson that expires in 2017, allowing us to pump up to 283,500 gallons per day or 15% of the annual pumpage from the Hudson wells, whichever is less, at a cost equal to the variable cost of production or operation associated with the system as a whole or any of its components and may also include the embedded cost of capital such as debt service or depreciation. Hudson will charge us a higher rate for water pumped in excess of the 283,500 gallons allowed per day, as detailed above. Pennichuck East supplies its Locke Lake and Sunrise Estates water systems from individual bedrock wells. The Birch Hill water system acquires its water from the North Conway Water Precinct.
Pittsfield Aqueduct’s source of water supply for the Town of Pittsfield, New Hampshire is Berry Pond, which holds approximately 97.8 million gallons. Pittsfield Aqueduct owns the land surrounding Berry Pond and it treats the water from this pond through a 0.5 mgd water filtration plant located in the Town of Pittsfield, New Hampshire.
Water Distribution Facilities
As of December 31, 2010, the distribution facilities of our Company’s regulated water companies consisted of, among other assets, approximately 612 miles of transmission and distribution mains and approximately 33,800 service connections.
Capital Expenditures
The water utility industry is capital intensive. We typically spend significant sums each year for additions to or replacement of property, plant and equipment. We estimate that our projected capital expenditures during the 2011 through 2013 period will total approximately $24.2 million. By comparison, for the three year period 2008 through 2010, our capital expenditures were $31.0 million. These figures are exclusive of allowance for funds used during construction.
Regulation
New Hampshire Public Utilities Commission
Our Company’s water utility subsidiaries are regulated by the NHPUC with respect to their water rates, financings and provision of service. We must obtain NHPUC approval to increase our Company’s water utility subsidiaries’ water rates to recover increases in operating expenses and to obtain the opportunity to earn a return on investments in plant and equipment. New Hampshire law provides that utilities are entitled to charge rates which permit them to earn a reasonable return on the cost of the property employed in serving their customers, less accrued depreciation, contributed capital and deferred income taxes (“Rate Base”). The cost of capital permanently employed by a utility in its regulated business determines the rate of return that it is lawfully entitled to earn on its Rate Base. Capital expenditures associated with complying with federal and state water quality standards have historically been recognized and approved by the NHPUC for inclusion in our water rates, though there can be no assurance that the NHPUC will approve future rate increases in a timely or sufficient manner to cover our capital expenditures.

In May 2010, Pennichuck Water filed for rate relief with the NHPUC to recover increased operating expenses and to obtain recovery of and return on capital improvements of approximately $15 million since its last rate case, including the last $4 million to complete the upgrade of its water treatment plant in Nashua, New Hampshire. The rate request seeks a permanent annual increase in revenues of $3.9 million, or 16.2%, plus a step increase of $887,000 or 3.7%. In October, 2010, the NHPUC issued an order approving temporary annualized rate relief of approximately $2.6 million for Pennichuck Water effective for bills rendered on or after October 8, 2010. Final hearings on the merits of the case are scheduled for May 2011. We expect an order in the third quarter of 2011. Any difference between the temporary rate relief granted and the permanent rates ultimately approved by the NHPUC for service rendered on or after June 16, 2010 will be reconciled upon the approval of such permanent rates.
In May 2010, Pittsfield Aqueduct filed for approximately $150,000 in rate relief with the NHPUC primarily to recover higher property taxes and insurance costs. In October 2010, the NHPUC issued an order approving annualized temporary rate relief of approximately $61,000 for Pittsfield Aqueduct effective for bills rendered on or after October 8, 2010. Final hearings on the merits of the case are scheduled for April 2011. We expect an order in the third quarter of 2011. Any difference between the temporary rate relief granted and the permanent rates ultimately approved by the NHPUC for service rendered on or after June 16, 2010 will be reconciled upon the approval of such permanent rates.
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
Pennichuck Water’s treatment plant in Nashua is subject to the Interim Enhanced Surface Water Treatment Rule, which established a turbidity standard of 0.3 Nephelometric Turbidity Units or NTU. Turbidity is a measure of sediment or foreign particles that are suspended in the water. Pennichuck Water completed its evaluation of alternatives to meet the new turbidity standard in 2004, resulting in approximately $40 million of upgrades to its existing treatment and storage facilities that were completed in 2009.
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

Municipalities
Service Corporation has long-term agreements with the Towns of Salisbury, Massachusetts and Hudson, New Hampshire to provide operations and maintenance contract services and with the Town of Amesbury, Massachusetts to provide water billing and collection services. These agreements expire in 2012, 2015 and 2014, respectively.
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
Employees
At December 31, 2010, we employed 101 full-time employees, all of whom are Pennichuck Water employees. Of these, there are 53 management and clerical employees who are non-union. The remaining 48 employees are members of the United Steelworkers Union. Our Company’s union contract expires in February 2013. We believe that our employee relations are good.
Acquisition of the Company and Eminent Domain Proceeding by the City of Nashua
Overview
In 2002, the City of Nashua (the “City”) began an effort to acquire all or a significant portion of Pennichuck Water’s assets through an eminent domain proceeding under New Hampshire Revised Statutes Annotated Chapter 38, as well as the assets of Pennichuck East and Pittsfield Aqueduct. In March 2004, the City filed a petition with the NHPUC formally seeking authority to take those assets by eminent domain. In full settlement of the matter, effective as of November 11, 2010, we entered into the “Merger Agreement” with the City pursuant to which the City will, subject to a number of conditions precedent to closing, purchase all the outstanding common stock and common stock equivalents of Pennichuck Corporation for $29.00 per share, or approximately $138 million, in cash. After taking into account our outstanding debt, the transaction represents an enterprise value of approximately $200 million. Pursuant to the terms of the Settlement Agreement, entered into contemporaneously with the Merger Agreement, the Company and the City have agreed that this transaction constitutes full settlement of their eminent domain dispute.

The transaction is subject to approval by the holders of not less than two-thirds of our outstanding shares of common stock and regulatory approval by the NHPUC. The City’s obligation to complete the transaction is subject to there being no approval conditions imposed by the NHPUC that would materially adversely affect the City’s expected economic benefits from the transaction, and to the City’s ability to obtain appropriate financing after all the conditions precedent (including those specified above and other customary closing conditions) have been met.
History of the City of Nashua’s Eminent Domain Proceedings
We entered into an agreement in April 2002 to be acquired by merger with Aqua America, Inc. (formerly Philadelphia Suburban Corporation). The merger was subject to several conditions, including approval by our shareholders and the NHPUC. In February 2003, before we submitted the merger to our shareholders, we and Aqua America agreed to abandon the proposed transaction because of actions taken by the City to acquire our assets by eminent domain.
The City’s Mayor at that time stated his opposition to our proposed merger with Aqua America after we announced it. In November 2002, the City of Nashua Board of Aldermen adopted a formal resolution to hold a City-wide referendum to approve the initiation of an eminent domain proceeding or other acquisition of all or a portion of Pennichuck Water’s system serving the residents of the City and others. In January 2003, the City of Nashua residents approved the referendum.
In November 2003, the City made a proposal to purchase all of our assets for a purchase price of $121 million. The offer was subject to various conditions, including the City’s completion of a municipal bond offering to fund the purchase price. The City claimed that its proposal exceeded by $15 million the approximate value that our shareholders would have received under the proposed Aqua America merger measured at the time that transaction was first announced. The City asserted that the difference would offset the corporate-level income taxes that we would incur in a sale of assets to the City. In December 2003, our Board of Directors unanimously rejected the City’s proposal. At that time, we publicly stated that our board had concluded that the City’s proposal was inadequate and not in the best interests of our shareholders, significantly underestimated the value of our assets and failed to recognize both the underlying value of our shares and the potential tax liabilities that would result from the proposed transaction. We also stated that we believed that the City’s proposal failed to make allowances for assuming our long-term debt and other liabilities.
In March 2004, as part of the eminent domain process, the City filed a petition with the NHPUC seeking approval to acquire all of our water utility assets, whether or not related to our Nashua service area. The NHPUC ruled in January 2005 that the City could not use the eminent domain procedure to acquire any of the assets of Pennichuck East or Pittsfield Aqueduct, and that, with regard to the assets of Pennichuck Water, the question of which assets, if any, could be taken by the City was dependent on a determination to be made by the NHPUC after a hearing as to what was in the public interest.

The NHPUC conducted a hearing on the merits of the City’s proposed eminent domain taking of the assets of Pennichuck Water, which hearing was completed on September 26, 2007. On July 25, 2008, the NHPUC issued its order in this matter, ruling that a taking of the assets of Pennichuck Water is in the public interest provided certain conditions are met, and provided that the City pay to Pennichuck Water $203 million for such assets determined as of December 31, 2008. The conditions included a requirement that the City pay an additional $40 million into a mitigation fund to protect the interests of the customers of Pennichuck East and Pittsfield Aqueduct. Both Pennichuck Corporation and the City filed motions for rehearing or reconsideration before the NHPUC which were denied in an order dated March 16, 2009.
Subsequently, both the Company and the City filed appeals with the Supreme Court. On March 25, 2010, the Court issued its decision, unanimously affirming the NHPUC’s ruling in its entirety. Following the Court’s decision, neither party filed a request for rehearing with the Court and, accordingly, on April 7, 2010, the Court issued its mandate to the NHPUC, rendering the NHPUC’s July 25, 2008 order effective.
Separately, under RSA 38:13, the City has 90 days from the date of the final determination of the price to be paid for the assets of Pennichuck Water to decide whether or not to issue the debt necessary to fund the taking of the Pennichuck Water assets upon the terms set forth in the NHPUC’s July 25, 2008 order. On June 30, 2010, our Company and the City jointly filed a motion with the NHPUC requesting a scheduling order for the purpose of establishing a process by which the eminent domain valuation of the plant and property of Pennichuck Water would be updated and to make a final determination of the price to be paid for such property and equipment. The Company and the City agreed that the final valuation should be determined by adjusting the preliminary $203 million purchase price set forth in the NHPUC’s Order by an amount equal to the additions and retirements and accumulated depreciation reserves with respect to assets placed in service, or retired from service, after December 31, 2008, consistent with the asset updating approach used by the NHPUC. The joint motion further indicated that the Company and the City remained interested in reaching a negotiated resolution of the proceeding, which could include a possible sale of the stock of Pennichuck Corporation to the City, in which case, the negotiated transaction would be submitted to the NHPUC and the price agreed to would constitute the final determination of price. A final determination of the price triggers a 90 day statutory period, established pursuant to RSA 38:13, for the City to decide whether or not to issue the debt necessary to fund the taking of the Pennichuck Water assets.
On November 11, 2010, the City and the Company signed the Merger Agreement pursuant to which the City will, subject to a number of conditions precedent and contingencies, purchase all of the outstanding common stock and common stock equivalents of the Company for $29.00 per share, or approximately $138 million, in cash. After taking into account the Company’s outstanding debt, the transaction represents an enterprise value of approximately $200 million. On January, 11, 2011, the City’s Board of Aldermen voted 14 -1 to approve and ratify the Merger Agreement and authorize the related financing.
The merger is subject to approval by the holders of not less than two-thirds of our outstanding shares of common stock and also regulatory approval by the NHPUC. The City’s obligation to complete the transaction is subject to there being no burdensome approval conditions imposed by the NHPUC that would materially adversely affect the City’s expected economic benefits from the transaction as well the City’s ability to obtain appropriate financing after all the conditions precedent (including those specified above and other customary closing conditions) have been met.

The initial scheduling hearing of the NHPUC occurred on February 24, 2011. Final hearings on the matter are scheduled for July 27 through July 29, 2011. We are unable to predict if, or when, the closing will occur but we believe it is not likely to occur prior to the fourth quarter of 2011.
The Acquisition of the Company and the Eminent Domain Proceeding are described elsewhere in this Annual Report on Form 10-K (see Part I, Item 1, “Business” under the heading “Eminent Domain Proceeding and the Acquisition of the Company by the City”; Part I, Item 3, “Legal Proceedings” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Note 4 of Part II, Item 8, “Commitments and Contingencies”).
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
Town of Bedford Eminent Domain Actions
The Town of Bedford, New Hampshire voted at its town meeting in March 2005 to take by eminent domain our assets within Bedford for purposes of establishing a water utility, and, by letter dated April 4, 2005, inquired whether our Company, and any relevant wholly-owned subsidiary of the Company, was willing to sell its assets to Bedford. We responded by informing the Town that we did not wish to sell those assets located in Bedford that are owned by any of our subsidiaries. We have not received a response to our letter, and since the date of the Town’s letter to us, the Town has taken no further legal steps required to pursue eminent domain under New Hampshire RSA Chapter 38. During the NHPUC hearing regarding the proposed eminent domain taking by the City of Nashua, the witness for the Town of Bedford testified that the Town’s interest in a possible taking of assets of our Company related to a situation in which the City might acquire less than all of our Company’s assets, leaving the system in Bedford as part of a significantly smaller utility.

Item 1A.	RISK FACTORS
There are various risks involved in investing in our Company, some of which are described below. Investors should carefully consider each of the following factors and all of the other information in this Annual Report on Form 10-K, including information that is incorporated in this Annual Report on Form 10-K by reference.

Risks Related to our Merger Agreement with the City of Nashua
Consummation of the merger with the City is subject to the satisfaction of various closing conditions which may or may not occur. As a result, there can be no assurance that the closing conditions will be satisfied or that the Merger will be successfully completed.
As discussed previously, the Merger Agreement contains various conditions precedent and contingencies which could cause the merger not to be completed, including, among others, approval of the Merger by holders of not less than two-thirds of our Company’s outstanding shares of common stock and approval by the NHPUC of the transaction as being in the public interest. The City’s obligation to complete the transaction is also subject to, (i) there being no burdensome conditions imposed by the NHPUC in approving the merger transaction that would materially adversely affect the City’s expected economic benefits from the transaction, (ii) the City’s ability to obtain appropriate financing after all the conditions precedent (including those specified above and other customary closing conditions) have been met, and (iii) there being no occurrence of any events that would have a material adverse effect on our financial condition. The financing contingency shall be deemed waived by the City if it could reasonably have raised $160 million through the issuance of 30-year general obligation bonds, with optional redemption after ten years, and a true taxable interest rate no greater than 6.50%.
Furthermore, whether or not the merger is completed:
•	Management’s attention to ongoing business concerns may be diverted;
•	We may experience difficulties in employee retention or customer relationships;
•	We will incur significant additional costs and fees related to the pending merger; and
•	Acquisitions and other operational plans and initiatives that we would have undertaken in the absence of the pending merger may be delayed.
In addition, the current market price of our common stock reflects a market expectation that the Merger will occur, and the failure to complete the merger would likely result in a significant decline in the market price of our common stock.
With respect to the joint motion filed by the Company and the City requesting NHPUC approval of the proposed merger, a finding that the “final determination of the price to be paid for the plant and property” occurred (in accordance with New Hampshire utility municipalization statute RSA 38, Section 38:13) as of the effective date of the New Hampshire Supreme Court decision affirming the NHPUC Order or as of some other date prior to the November 11, 2010 effective date of the Merger Agreement, could by operation of law, cause a two-year delay in any consensual settlement process between the parties. Such a two-year delay could make it difficult to restart the settlement process, possibly to the point of permanent impairment.
RSA 38:13 provides that “within 90 days of the final determination of the price to be paid (emphasis added) for the plant and property to be acquired under the provisions of RSA 38:8 [agreed sale under threat of condemnation]...or 38:10 [condemnation taking]...the municipality shall decide whether or not to acquire the plant and property... by a vote to issue bonds...” RSA 38:13 further provides that “If the ratifying vote...shall be in the negative, no other action under this chapter shall be had during the ensuing period of 2 years.” It is the contention of the Company and the City that with respect to events occurring prior to the November 11, 2010 effective date of the Merger Agreement, including the March 2010 decision of the New Hampshire Supreme Court affirming the NHPUC’s July 25, 2008 order, there was no final determination of the price and, therefore, the 90-day period was not triggered. If this is ultimately determined to be incorrect, the Company and the City may be precluded, by operation of state law, from entering into a consensual settlement agreement for a period of two years and then only after obtaining a new majority public vote.

Risks Related to Our Water Utilities
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
The terms of the Merger Agreement provide that we may not invest in any new acquisition without the City’s prior written approval. If the Merger Agreement is terminated, we expect that the acquisition and integration of water systems would be an important element in our growth strategy. This strategy depends on identifying suitable acquisition opportunities and reaching mutually agreeable terms with acquisition candidates. The negotiation of potential acquisitions as well as the integration of acquired businesses could require us to expend significant resources. Further, acquisitions may result in our incurrence of debt and contingent liabilities, and fluctuations in quarterly results. In addition, the businesses and other assets we acquire may not achieve the financial results that we expected.
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

Non-performance by our commodity suppliers including water treatment chemicals and electricity, could cause disruption in our services and adversely affect our operating results, financial condition and cash flows.
To the extent these suppliers are sole source suppliers (electricity) or are one of a limited number of suppliers (certain chemicals certified for use in the production of potable drinking water under the Safe Drinking Water Act), we could be unable to produce water or appropriate quantities of water in compliance with the federal Safe Drinking Water Act or we could experience unfavorable cost increases related to the direct costs of producing potable water. The result of any non-performance or unfavorable cost increases by these suppliers would result in reduced net operating income and cash from operations and eventually could adversely affect our overall financial position.
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
Our ability to issue long-term debt is subject to us satisfying certain financial ratios at the time of such borrowing (i.e., debt incurrence tests) and is subject to obtaining prior written approval from the City. Similarly, our ability to access funds under our revolving credit facilities is subject to maintaining certain financial ratios (i.e., maintenance tests). These ratios limit the amount of long-term debt relative to net plant and the amount of total debt to total capitalization and also specify minimum amounts of earnings and cash flow available to pay interest and fixed charges as a percentage of such interest and fixed charge amounts. We were in compliance with such tests as of December 31, 2010. Our ability to incur additional long-term debt and to continue to satisfy these tests depends, among other factors, on receipt of timely and adequate rate relief.

Should we be unable to issue long-term debt, to borrow under our revolving credit facilities or otherwise to access traditional sources of funds at reasonable costs and terms, our ability to finance our future capital expenditures program on a timely basis could be materially impaired. In such event, we might need to seek other forms of capital at less favorable costs and terms or defer or reduce some of our capital expenditures. Any delay in implementing or completing capital improvements could adversely affect our ability to request and receive rate relief from the NHPUC relating to capital expenditures incurred by us and could give rise to contractual penalties.
If we are unable to pay the principal and interest on our indebtedness as it comes due or we default under certain other provisions of our loan documents, our indebtedness could be accelerated and our operating results, financial condition and cash flows could be adversely affected.
Our ability to pay the principal and interest on our indebtedness as it comes due will depend upon our current and future performance. Our performance is affected by many factors, some of which are beyond our control. We believe that our cash flow from operations and, if necessary, borrowings under our existing revolving credit facilities, will be sufficient to enable us to make our debt payments as they become due. If, however, we do not generate sufficient cash, we may be required to refinance our obligations or sell additional equity, which may be on terms that are not favorable to us. No assurance can be given that any refinancing or sale of equity will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our failure to comply with certain provisions contained in our trust indentures and loan agreements relating to our outstanding indebtedness could lead to a default under these documents, which could result in an acceleration of our indebtedness.
We may be restricted by one or more debt agreements from paying dividends in amounts similar to dividends that our Company has paid in recent periods, or, in more unlikely circumstances, from continuing to pay any dividend.
There can be no assurance that we will continue to pay dividends in the future or, if dividends are paid, that they will be in amounts similar to dividends that our Company has paid in recent periods. It is our current intention, however, to continue to pay comparable cash dividends in the future, subject to the terms of our Company’s debt agreements and the terms of the Merger Agreement with the City. Certain bond and note agreements as well as our revolving credit facilities impose restrictions on the payment or declaration of dividends under certain circumstances.

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
Risks Related to Our Water Service Business
Our water service subsidiary’s revenue growth depends on its ability to enter into new operating contracts and maintain its existing contracts with municipalities, communities and non-transient, non-community water systems.
In our target market of New Hampshire and nearby portions of Maine, Massachusetts and Vermont, municipalities and communities own and operate the majority of water systems. A significant portion of Service Corporation’s marketing and sales efforts is spent demonstrating the benefits of contract operations to elected officials and municipal authorities. Employee unions and certain “public interest” groups generally oppose the principle of outsourcing these services to companies like us and are active opponents in this process. The political environment means that decisions are made based on many factors, not just economic factors. There can be no assurance that we can maintain or expand our water service business.
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
We have a classified Board of Directors, which means only three or four of our eleven total directors are elected each year. A classified board can make it harder for an acquirer to gain control by voting its candidates onto the Board of Directors and may also deter merger proposals and tender offers. At least two annual meetings of shareholders, instead of one, would generally be required to effect a change in a majority of the board.
•	Authorized Shares
Our Articles of Incorporation authorize the issuance of 11,500,000 shares of common stock and 115,000 shares of preferred stock. The shares of common stock and preferred stock were authorized in an amount greater than intended to be issued to provide our Board of Directors with flexibility to effect, among other transactions, financings, acquisitions, stock dividends, stock splits and employee stock option grants. However, these additional authorized shares may also be used by the Board of Directors to deter future attempts to gain control of our Company. The Board of Directors has sole authority to determine the terms of any one or more series of preferred stock, including voting rights, conversion rates and liquidation preferences. As a result of the ability to fix voting rights for a series of preferred stock, the board has the power to issue a series of preferred stock that would have the effect of discouraging or blocking a post-tender offer merger or other transaction by a third party.
Notwithstanding these rights, pursuant to the terms of the Merger Agreement, we are prohibited from issuing any additional shares of stock or stock options while the Merger Agreement is in effect.

•	Shareholder Rights Plan
Our Board of Directors has adopted a shareholder rights plan. Any rights under this plan will expire on May 5, 2011 unless previously redeemed or extended. The rights plan is intended to improve the bargaining position of our Board of Directors in the event of an unsolicited offer to acquire our Company’s outstanding common stock. Under the terms of the rights plan, a preferred stock purchase right is attached to each share of our common stock that is currently outstanding or becomes outstanding before the rights become exercisable, are redeemed or expire. The rights will become exercisable only if an individual or group has acquired or obtained the right to acquire or announced a tender or exchange offer that if consummated would result in such individual or group acquiring, beneficial ownership of more than 15% (or up to 20% with the prior approval of the Board of Directors) of our outstanding common stock. Upon the occurrence of a triggering event, the rights will entitle every holder of our common stock, other than the acquirer, to purchase our stock or stock of our successor on terms that would likely be economically dilutive to the acquirer. Our Board of Directors, however, has the power to amend the rights plan so that it does not apply to a particular acquisition proposal or to redeem the rights for a nominal amount before they become exercisable.
Effective March 18, 2009, our Company and its largest shareholder GAMCO Investors, Inc. (“GAMCO”), and the other affiliated Gabelli group of companies and funds (collectively the “Gabelli Group”), entered into a letter agreement, pursuant to which GAMCO and the Gabelli Group have been granted an exemption to collectively purchase up to, but less than, 20% of our Company’s outstanding shares of common stock, subject to terms set forth in the letter agreement.
Effective November 11, 2010, we amended the rights plan pursuant to which the execution and delivery of the Merger Agreement, the consummation of the merger, and the consummation of any other transaction contemplated in the Merger Agreement will be deemed not to result in events that authorize the exercise of the rights under the rights plan.
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
Approval by the NHPUC would be required for any acquisition of the Company and the NHPUC would consider factors other than what is in the best interest of our shareholders.
Our water utility subsidiaries are regulated by the NHPUC. The NHPUC takes the position that under New Hampshire law, water utility holding companies may not be acquired unless and until there is an order of the NHPUC approving the acquisition. In practice, companies acquiring water utility holding companies in New Hampshire have typically sought NHPUC approval as a condition of any transaction. The NHPUC may approve an acquisition only if it determines that the acquisition will not result in net harm to customers and is lawful, proper and in the public interest.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
Pennichuck Water owns a building in Nashua that serves as an operations center and storage facility for our construction and maintenance activities.
Pennichuck Water leases approximately 20,000 square feet of office space located in Merrimack, New Hampshire. This office space serves as Pennichuck Corporation’s headquarters. The lease expires in July 2013.
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
The City of Nashua, New Hampshire (the “City”) has been engaged in an effort that began in 2002 to acquire all or a significant portion of the assets of Pennichuck Water, our largest utility subsidiary, through an eminent domain proceeding under NHRSA Chapter 38, and to acquire the assets of our Pennichuck East and Pittsfield Aqueduct regulated utilities. As previously disclosed in a Form 8-K filed November 12, 2010 and in connection with the Merger Agreement, on November 11, 2010 our Company entered into a settlement agreement (the “Settlement Agreement”) with the City. Pursuant to its terms, the Settlement Agreement provides that the pending eminent domain proceeding by the City against the Company (docketed by the NHPUC as DW 04-048), will be terminated if the merger is not completed for any reason, including as a result of the City not obtaining either a timely positive vote of its Board of Aldermen or the financing required for the merger.
See Part I, Item 1A, “Risk Factors” for a discussion of various risks and uncertainties associated with this proceeding.

Giardia Litigation
In August 2010, two claims were filed against our Company and Pittsfield Aqueduct relating to a single outbreak of Giardia contamination that occurred in the water supply for the Birch Hill community water system in North Conway, New Hampshire during September 2007. The Center for Disease Control characterizes giardiasis as a “common cause of waterborne disease in humans in the United States” resulting from ingesting Giardia cysts. Healthy people normally recover within 2-6 weeks without medicine and more quickly with medicine. There were 16 confirmed cases of giardiasis at Birch Hill in September 2007, two of which resulted in some prolonged physical effects. The 3-year statute of limitations has now run out on filing any new claims relating to this outbreak. Therefore, these are the only cases we expect to have filed with respect to this incident.
Water utilities are not required by federal or state water quality standards to test for Giardia. To our knowledge, this is the only known outbreak of Giardia at Birch Hill. The water quality of the wells servicing the Birch Hill community was determined to meet all state/federal water quality standards when we purchased the system in 2006, and we believe that we continued to operate them in accordance with those standards. To date, the source and means by which Giardia cysts might have infected the well remains unknown. Normally, if there is an outbreak of Giardia, it usually occurs in surface water or in a shallow gravel-packed well close to surface water. It is highly unusual for a bedrock well, such as the one in question at Birch Hill, to become infected with Giardia cysts. Even though the presence of Giardia cysts was not confirmed in the well in question, as a precaution, the well was immediately shut-down and abandoned in September 2007. Since then, the Birch Hill water system has been interconnected to the North Conway Water District water system. We expect that both of these claims will be covered by our Company’s primary and/or umbrella insurance policies and that there will not be any material impact on our Company.
Both of these cases are currently scheduled to be tried in the first quarter of calendar year 2012.

Item 4.	REMOVED AND RESERVED

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the NASDAQ Global Market and trades under the symbol “PNNW.” On March 1, 2011, there were 558 holders of record of the 4,679,927 shares of our common stock outstanding. The closing price per share of our common stock on March 1, 2011 was $28.11. The following table sets forth the comparative market prices per share of our common stock based on the high and low sale prices as reported on the NASDAQ Global Market during the applicable periods and the cash dividends declared per share by our Company during those periods. Our stock price increased following the November 12, 2010 announcement of the signing of the Merger Agreement with the City of Nashua.

			Dividends
Period	High	Low	Declared
2010
Fourth Quarter	$28.39	$22.81	$.185
Third Quarter	23.89	21.56	.180
Second Quarter	24.41	20.77	.180
First Quarter	23.51	19.00	.180

2009
Fourth Quarter	$24.50	$20.44	$.175
Third Quarter	24.80	21.01	.175
Second Quarter	23.24	19.69	.175
First Quarter	21.90	16.56	.175
We expect to continue to pay comparable cash dividends in the future, subject to the terms of our debt agreements. During the term of the Merger Agreement, we may continue to pay dividends in accordance with past practice but may not increase the dividend rate above the current rate. Certain covenants in Pennichuck Water’s and Pennichuck East’s loan agreements, as well as our revolving credit loan agreements, effectively restrict our ability to upstream dividends from Pennichuck Water and Pennichuck East, as well as to pay dividends to our shareholders, under certain circumstances.
Several of Pennichuck Water’s loan agreements contain a covenant that requires it to maintain a minimum net worth of $4.5 million. As of December 31, 2010, Pennichuck Water’s net worth was $53.1 million. One of Pennichuck East’s loan agreements contains a covenant that requires it to maintain a minimum net worth of $1.5 million. As of December 31, 2010, Pennichuck East’s net worth was $7.0 million. Additionally, our Bank of America revolving credit loan agreement contains a covenant that requires we maintain a minimum consolidated tangible net worth of $46.0 million ($37.0 million plus the amount of equity proceeds subsequent to December 31, 2007). As of December 31, 2010, our consolidated tangible net worth was $56.2 million. See Note 9, “Debt” in Part II, Item 8 in this Annual Report on Form 10-K for further discussion regarding these and other debt covenants.

The following graph provides a comparison of the yearly cumulative total shareholder return on the common stock of our Company for the last five years with the yearly cumulative total return of the Russell 2000 Index and the average yearly cumulative total return of an industry peer group over the same period, assuming a $100 investment on December 31, 2005. All of these cumulative returns are computed assuming the reinvestment of dividends at the frequency with which dividends were paid during applicable years. Historical stock performance during this period may not be indicative of future stock performance.

	Base Period
Company Name / Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10

Pennichuck Corporation	100	102.16	138.51	109.61	116.53	155.72
Russell 2000 Index	100	118.37	116.51	77.15	98.11	124.46
Peer Group (1)	100	104.50	104.70	96.84	110.05	125.83

(1)	The peer group companies consist of Artesian Resources Corporation, Connecticut Water Service Inc., Middlesex Water Company, and The York Water Company.
It should be noted that this graph represents historical stock performance and is not necessarily indicative of any future stock price performance.
Information on equity compensation plans required by Item 5 is incorporated by reference herein from the section in our Proxy Statement entitled “Equity Compensation Plan Information.”

Item 6.	SELECTED FINANCIAL DATA
We have derived the selected historical financial data as of and for each of the years presented from our audited financial statements. You should read the information below in conjunction with our historical financial statements and related notes appearing in Part II, Item 8 in this Annual Report on Form 10-K and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Part II, Item 7 in this Annual Report on Form 10-K.

(in thousands, except share	For the Year Ended December 31,
and per share data)	2010	2009	2008	2007	2006

Consolidated Statements of Income:
Operating revenues	$36,492	$32,772	$30,979	$29,535	$24,481

Operating expenses:
Operations and maintenance	18,131	17,108	16,702	16,019	15,388
Depreciation and amortization	4,237	4,087	4,001	3,482	3,200
Taxes other than income taxes	4,028	3,585	2,866	2,368	2,240

Total operating expenses	26,396	24,780	23,569	21,869	20,828

Operating income	10,096	7,992	7,410	7,666	3,653
Eminent domain and merger-related costs, net	(514)	(499)	(217)	(897)	(2,355)
Net (loss) earnings from investments accounted for under the equity method	(7)	(4)	3,390	60	(34)
Other (expense) income, net	(44)	(36)	(110)	1,255	713
Allowance for funds used during construction	16	149	453	517	1,015
Interest income	2	1	187	166	428
Interest expense	(3,369)	(3,658)	(3,649)	(2,875)	(2,501)

Income before provision for income taxes	6,180	3,945	7,464	5,892	919
Provision for income taxes	2,399	1,563	2,743	2,311	349

Net income	$3,781	$2,382	$4,721	$3,581	$570

Earnings per common share (diluted)	$0.80	$0.55	$1.11	$0.84	$0.14

Weighted average common shares outstanding (diluted)	4,697,221	4,294,013	4,266,129	4,269,241	4,215,724

Cash dividends declared per common share	$0.725	$0.70	$0.66	$0.66	$0.66

	As of December 31,
(in thousands)	2010	2009	2008	2007	2006

Consolidated Balance Sheets:
Property, plant and equipment, net	$158,796	$154,803	$151,319	$140,326	$124,160
Total assets	181,601	177,605	174,954	168,588	144,905
Line of credit	—	—	1,465	—	—
Current portion of long-term debt	1,053	5,897	5,199	6,675	474
Long-term debt including current portion	60,719	60,176	64,785	64,672	48,170
Shareholders’ equity	56,150	55,219	47,780	45,565	44,550
Total capitalization including line of credit	116,869	115,395	114,030	110,237	92,720

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Pennichuck Corporation is a non-operating holding company whose income is derived from the earnings of its five wholly-owned subsidiaries. We are engaged primarily in the collection, storage, treatment and distribution of potable water for domestic, industrial, commercial and fire protection service in New Hampshire through our three utility subsidiaries: Pennichuck Water, Pennichuck East and Pittsfield Aqueduct. Our regulated water utility revenues constituted 93.2%, 91.5% and 91.4% of our revenues in 2010, 2009 and 2008, respectively. Pennichuck Water, our principal subsidiary which was established in 1852, accounted for 74.0%, 71.4% and 71.3% of our 2010, 2009 and 2008 revenues, respectively. Pennichuck Water’s franchise area presently includes the City of Nashua, New Hampshire and 10 surrounding municipalities.
Our Company’s regulated water utility subsidiaries are regulated by the New Hampshire Public Utilities Commission (the “NHPUC”) with respect to their water rates, financings and provision of service. We must obtain NHPUC approval to increase our Company’s regulated water subsidiaries’ water rates to recover increases in operating expenses and to obtain the opportunity to earn a return on investments in plant and equipment. New Hampshire law provides that utilities are entitled to charge rates which permit them to earn a reasonable return on the cost of the property employed in serving their customers, less accrued depreciation, contributed capital and deferred income taxes (“Rate Base”). The cost of capital permanently employed by a utility in its regulated business marks the rate of return that it is lawfully entitled to earn on its Rate Base. Capital expenditures associated with complying with federal and state water quality standards have historically been recognized and approved by the NHPUC for inclusion in our water rates, though there can be no assurance that the NHPUC will approve future rate increases in a timely or sufficient manner to cover our capital expenditures.
Service Corporation provides various non-regulated water-related monitoring, maintenance, testing and compliance reporting services for water systems for various towns, businesses and residential communities in New Hampshire and Massachusetts. Its most significant contracts are with the Town of Hudson, New Hampshire and the Town of Salisbury, Massachusetts.
Southwood is engaged in real estate management and commercialization activities. Historically, most of Southwood’s activities were conducted through real estate joint ventures. Over the past 10 years, Southwood has participated in four joint ventures with John P. Stabile II, a local developer. Southwood’s earnings have from time to time during that period contributed a significant percentage of our net income, including in the year ended December 31, 2008 (i.e., the January 2008 sale of the three commercial office buildings that comprised substantially all of the assets of HECOPs I, II, and III as more fully described in Note 7, “Equity Investments in Unconsolidated Companies” in Part II, Item 8, in this Annual Report on Form 10-K). Southwood’s contributions from the sale of real estate have increased the fluctuations in our net income during the 10-year period. Looking ahead, we expect real estate commercialization to contribute a smaller proportion of our revenues and earnings over the next several years. Furthermore, during the term of the Merger Agreement (defined below) with the City of Nashua (the “City”), our entry into new sales contracts covering any of our remaining 450 acres of undeveloped land are subject to advance written approval by the City.

The eminent domain dispute with the City that is described in more detail below and elsewhere in this report has had a material adverse effect on our results of operations in recent years. The dispute was resolved with the signing of a definitive merger agreement (“Merger Agreement”) on November 11, 2010 with the City pursuant to which the City will, subject to a number of conditions precedent and contingencies, purchase all of the outstanding common stock and common stock equivalents of Pennichuck Corporation for $29.00 per share, or approximately $138 million, in cash. After taking into account our outstanding debt, the transaction represents a total enterprise value of approximately $200 million.
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
Forward-looking statements involve risks and uncertainties, and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Such factors include, but are not limited to, a future judicial or regulatory determination that events prior to the November 11, 2010 effective date of the Merger Agreement constituted a final determination of the price to be paid under RSA 38:13 and triggered the statutory 90-day period within which the City was required to decide whether to take, by eminent domain, the assets of our Pennichuck Water subsidiary; the expiration of said 90-day period without the City having made any such decision; whether the merger transaction is approved by our shareholders and the NHPUC; whether the merger transaction is ultimately consummated; the success of applications for rate relief; changes in governmental regulations; changes in the economic and business environment that may impact demand for our water, services and real estate products; changes in capital requirements that may affect our level of capital expenditures; changes in business strategy or plans; and fluctuations in weather conditions that impact water consumption. These risks and others are described elsewhere in this Annual Report on Form 10-K, including particularly under Part I, Item 1A, “Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Events Significantly Affecting Our Earnings During Recent Years
Overview
Our earnings during the five-year period ended December 31, 2010 were significantly affected by the following events that occurred during one or more of the years in that period:
•	Sale of land and building owned by HECOPs I, II and III in January 2008;
•	Sale of one cell tower lease in 2006 and eight cell tower leases in 2007;
•	Rate relief granted by the NHPUC to our regulated water utilities;
•	Increased recorded amounts of allowance for funds used during construction as a result of the upgrade of our water treatment plant; and
•
Costs associated with our actions to oppose efforts by the City of Nashua to acquire all or a significant portion of the assets of our regulated water utility subsidiaries through an eminent domain proceeding under New Hampshire law.

The Merger Agreement and Eminent Domain Settlement
The City has been engaged in an ongoing effort that began in 2002 to acquire all or a significant portion of the assets of Pennichuck Water, our largest utility subsidiary, through an eminent domain proceeding under NHRSA Chapter 38. The matter was resolved on November 11, 2010 when the City and the Company entered into a Merger Agreement pursuant to which the City will, subject to a number of conditions precedent and contingencies, purchase all of the outstanding common stock and common stock equivalents of Pennichuck Corporation for $29.00 per share, or approximately $138 million, in cash.
The transaction, which we sometimes refer in this Annual Report as the merger, is subject to approval by holders of not less than two-thirds of our Company’s outstanding shares of common stock and regulatory approval by the NHPUC. The City’s obligation to complete the merger is subject to, (i) there being no burdensome conditions imposed by the NHPUC in approving the merger that would materially adversely affect the City’s expected economic benefits from the transaction, and (ii) the City’s ability to obtain appropriate financing after all the conditions precedent (including those specified above and other customary closing conditions) have been met.
See Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for a discussion of the background of the eminent domain proceeding and the settlement of the dispute in connection with the Merger Agreement, which discussion is incorporated herein by reference.
Our annual eminent domain and merger-related costs in 2010 through 2006 were $514,000, $499,000, $217,000, $897,000 and $2.4 million, respectively.

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
We have not deferred costs incurred to defend against the City’s eminent domain proceeding against our Pennichuck Water subsidiary or in connection with the merger.
Revenue Recognition. The revenues of our regulated water utility subsidiaries are based on authorized rates approved by the NHPUC. Estimates of water utility revenues for water delivered to customers but not yet billed are accrued at the end of each accounting period. We read our customer meters on a monthly basis and record revenues based on those readings. Unbilled revenues from the last meter-reading date to the end of the accounting period are estimated based on historical usage and the effective water rates. Actual results could differ from those estimates. Accrued unbilled revenues recorded in the accompanying consolidated financial statements as of December 31, 2010 and 2009 were approximately $2.4 million and $2.3 million, respectively.
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
In determining pension obligation and expense amounts, the factors and assumptions described above may change from period to period and such changes could result in material changes to recorded pension and other postretirement benefit costs and funding requirements (See Note 2 of Part II, Item 8, “Postretirement Benefit Plans”). Further, the value of our pension plan assets are subject to fluctuations in market returns which may result in increased or decreased pension expense in future periods.

Our pension plan currently meets the minimum funding requirements of the Employee Retirement Income Security Act of 1974. We currently anticipate that we will contribute approximately $1.1 million to the plan during 2011 as compared to $514,000 in 2010.
Results of Operations—General
In this section, we discuss our 2010, 2009 and 2008 results of operations and the material factors affecting them. Our operating activities are discussed in greater detail in Note 5, “Business Segment Reporting” in Part II, Item 8 in this Annual Report on Form 10-K.
Results of Operations—2010 Compared to 2009
Overview
Our revenue, and consequently our net income, can be significantly affected by economic and weather conditions as well as customer conservation efforts. Water revenue is typically at its lowest point during the first and fourth quarters of the calendar year. Water revenue in the second and third quarters tends to be greater because of increased water consumption for non-essential usage by our customers during the late spring and summer months.
For the year ended December 31, 2010, our net income was $3.8 million, compared to $2.4 million for the year ended December 31, 2009. On a per share basis (diluted), net income for the year ended December 31, 2010 was $0.80 as compared to $0.55 for the year ended December 31, 2009. The principal factors that affected current period net income, relative to the prior period, included the following:
•	An increase in regulated water utility operating income of $2.1 million;
•	A decrease in interest expense of $289,000; partially offset by
•	A decrease in allowance for funds used during construction (“AFUDC”) of $133,000;
•	A decrease in water management service operating income of $76,000; and
•	An increase in income tax expense of $836,000.
Our net income per share was affected by our issuance of 387,000 shares of common stock in December 2009, raising approximately $7.5 million of net proceeds.

Regulated Water Utility Operations
Our regulated water utility operations include the activities of Pennichuck Water, Pennichuck East and Pittsfield Aqueduct, each of which is regulated by the NHPUC.
For the year ended December 31, 2010, our regulated water utility operating revenue increased to $34.0 million compared to $30.0 million for the year ended December 31, 2009, an increase of approximately $4.0 million or 13%. The increase in revenue was principally due to an increase in water usage volumes due to dry weather experienced in the third quarter of 2010 and, to a lesser extent, the temporary rate increase granted to Pennichuck Water in October 2010. For the year ended December 31, 2010, 67% of our billed regulated water utility usage was to residential customers, and 26% to commercial and industrial customers, with the balance being principally from billings to municipalities.
We believe customer usage will continue to be impacted by the economy, weather, and conservation efforts as a result of the continuing installation of more water efficient appliances as well as general customer response to various conservation focused communications and rate increases.
For the year ended December 31, 2010, our total utility operating expenses increased by approximately 8% over the year ended December 31, 2009 as shown in the table below.

	Year ended December 31,
(in thousands)	2010	2009	Change

Operations & maintenance	$15,797	$14,515	$1,282
Depreciation & amortization	4,232	4,078	154
Taxes other than income taxes	4,026	3,587	439

Total Utility Operating Expenses	$24,055	$22,180	$1,875

The operations and maintenance expenses of our regulated water utility business include such categories as:
•	Water supply, treatment, purification and pumping;
•	Transmission and distribution system functions, including repairs and maintenance and meter reading; and
•	Engineering, customer service and general and administrative functions.
The $1.9 million increase in our utilities’ operating expenses over the same period in 2009 was primarily the result of the following:
•	Increased production costs of $582,000 related to increased chemical, power and purchased water costs associated with higher water usage levels;
•
Increased taxes other than income taxes of $439,000, principally related to increased real estate taxes resulting from capital additions as well as increased assessed values in our core Pennichuck Water system;

•
Increased general and administrative costs of $323,000 primarily relating to the combined effects of, (i) increased compensation expense accrued in accordance with our management incentive plans, increased non-cash compensation expense recorded for employee stock options granted during the first quarter of 2010 and annual wage increases (ii) increased health benefit costs and (iii) an increase in supplemental executive retirement plan costs, partially offset by (iv) a decrease in defined benefit and postretirement medical plan costs;

•	Increased transmission and distribution costs of $287,000 primarily relating to increased fuel costs, flushing activities and system maintenance costs; and
•	Increased depreciation and amortization of $154,000 principally due to increased depreciation attributable to the completion of the water treatment plant upgrade at Pennichuck Water in 2009.
As a result of the above changes in operating revenue and operating expenses, regulated water utility operating income increased to $9.9 million from $7.8 million, an increase of approximately $2.1 million or 28%, for the year ended December 31, 2010 compared to the year ended December 31, 2009.
Pennichuck Water filed for rate relief with the NHPUC on May 7, 2010 seeking a permanent annual increase in revenue of approximately $3.9 million, or 16.2%, plus a step increase of approximately $887,000, or 3.7%. Additionally, our rate relief filing includes a request to recover certain amounts expended by us in connection with the eminent domain proceedings. On October 8, 2010, the NHPUC issued an order approving an annualized temporary increase in rates of approximately $2.6 million, or 10.8%, effective for bills rendered on or after October 8, 2010. Any difference between the temporary rate relief granted and the permanent rates ultimately approved by the NHPUC for service rendered on and after June 16, 2010 will be reconciled upon the approval of such permanent rates.
Water Management Services
The operating revenue of our water management services segment decreased to $2.5 million for the year ended December 31, 2010 from $2.8 million for the year ended December 31, 2009, which is a decrease of approximately $309,000, or 11%.
Service Corporation’s contracts with two municipalities ended on June 30, 2009 and July 31, 2009 and have not been renewed by the municipalities. The operating revenue earned from these two contracts was $136,000 for the year ended December 31, 2009. Operating revenue earned from unscheduled work on continuing contracts decreased to $804,000 for the year ended December 31, 2010 from $979,000 for the year ended December 31, 2009, a decrease of approximately $175,000, or 18%.
The net income of our water management services segment decreased to $125,000 for the year ended December 31, 2010 from $191,000 for the year ended December 31, 2009, which is a decrease of approximately $66,000, or 35%.
Eminent Domain and Merger-related Costs
Our eminent domain expenses were $514,000 for the year ended December 31, 2010 and $499,000 for the year ended December 31, 2009. The 2010 and 2009 eminent domain expenses included the legal fees associated with the Supreme Court proceedings and, in 2010, also included legal costs in connection with the Merger Agreement.
Allowance for Funds Used During Construction (“AFUDC”)
For the year ended December 31, 2010 and 2009, we recorded AFUDC of $16,000 and $149,000, respectively. The approximately $133,000 decrease was attributable to the completion in 2009 of certain large projects (e.g., the multi-year upgrade to Pennichuck Water’s water treatment plant). We do not expect to incur a significant amount of AFUDC in 2011.

Interest Expense
For the year ended December 31, 2010, our interest expense was $3.4 million, compared to $3.7 million in 2009. The decrease of approximately $289,000 was primarily attributable to the payoff at maturity of a 5% $5 million note on March 1, 2010.
Provision for Income Taxes
For the year ended December 31, 2010, we recorded income tax expense of $2.4 million compared to $1.6 million for the year ended December 31, 2009. The effective income tax rate was approximately 38.8% and 39.6% for the respective periods. The effective rate for the year ended December 31, 2009 was approximately the same as the statutory rate. The decrease in the effective income tax rate from 2009 to 2010 includes an adjustment for the recognition of certain state tax credits previously not expected to be utilized.
Results of Operations—2009 Compared to 2008
Overview
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

The increase in revenues was primarily the result of the full year impact in 2009 of temporary rate increases granted to Pennichuck Water and Pittsfield Aqueduct in 2008 and a partial year effect of the permanent rate increases granted to those subsidiaries in 2009 offset, in part, by an approximately $1.7 million revenue decrease associated with reduced customer usage.
For the year ended December 31, 2009, approximately 66% of our billed water utility usage was to residential customers and approximately 29% to commercial and industrial customers, with the balance being principally from billings to municipalities. Company-wide usage for the year ended December 31, 2009 declined by approximately 6.8%, approximately half of which was the result of energy conservation programs implemented by our largest industrial customer beginning in the third quarter of 2008. The revenue impact of these conservation programs was substantially offset in 2009 by a make-whole provision contained in the customer’s contract.
We believe that the then prevailing adverse economic conditions and customer conservation efforts, as well as cool and wet weather patterns in June and July of 2009, were the primary cause of the reduction in consumption among our residential, commercial and industrial customers (aside from the effects of the energy conservation programs implemented by the industrial customer discussed above).
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
Water Management Services
The operating income of our water management services business was $325,000 and $375,000 for the year ended December 31, 2009 and December 31, 2008, respectively. Service Corporation’s contracts with two municipalities ended on June 30, 2009 and July 31, 2009, and were not been renewed by the municipalities. The operating revenue earned from these two contracts was 5% and 10% of Service Corporation’s total revenue for the year ended December 31, 2009 and 2008, respectively. These two contracts contributed approximately $75,000 and $164,000 in operating income for the years ended December 31, 2009 and 2008, respectively. The decrease in operating income associated with these two contracts of $89,000 was the primary cause for the overall decrease in operating income of $50,000 for the year ended December 31, 2009 compared to December 31, 2008.
Eminent Domain Expenses
Our eminent domain expenses were $499,000 for the year ended December 31, 2009 as compared to $217,000 for the year ended December 31, 2008. The 2009 eminent domain expenses were primarily attributable to legal fees in connection with our appeal to the New Hampshire Supreme Court and, to a lesser extent, our retention of an investment banking firm in January 2009.

Allowance for Funds Used During Construction (“AFUDC”)
For the year ended December 31, 2009 and 2008, we recorded AFUDC of approximately $149,000 and $453,000, respectively. The $304,000 decrease was attributable to the completion of certain large projects qualifying for AFUDC during the reported periods.
Interest Income
For the years ended December 31, 2009 and 2008, we recorded interest income of approximately $1,000 and $187,000, respectively. The decrease of $186,000 was primarily attributable to lower balances in our bank and money market accounts throughout 2009, as well as lower earned rates on these balances.
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
Liquidity and Capital Resources
Overview
Our primary sources of funds are cash flow from utility operations, cash proceeds from the commercialization of portions of our non-utility real estate holdings, borrowings pursuant to our bank revolving credit facilities and proceeds from the sale of long-term debt and equity securities. Our primary uses of funds are capital expenditures associated with our continuous utility construction programs, dividends on our common stock payable as and when declared by our Board of Directors and repayments of principal on our outstanding debt obligations, whether pursuant to scheduled sinking fund payments or final maturities.
For the past several years, cash flows have fluctuated primarily based on four factors: (i) weather, (ii) amount and timing of rate increases, (iii) gains recognized on the sale of non-utility real estate and cell tower leases and (iv) costs associated with the City of Nashua’s eminent domain proceeding and the Merger Agreement. We expect that weather and the amount and timing of rate increases will continue to impact its liquidity and that gains from the sale of non-utility real estate will occur relatively infrequently. We expect that costs will be incurred throughout most of 2011 primarily related to seeking shareholder and NHPUC approvals in connection with the proposed merger.

We expect to utilize our Bank of America revolving credit facility in response to variations in cash flow from the factors described above. This $16 million revolving credit facility expires on June 30, 2011 and is expected to be renewed at a lower maximum borrowing amount, reflecting our reduced capital expenditure plans after the completion of the $40 million water treatment plant upgrade in 2009.
During the period from 2008 through 2010, in addition to cash flow from operations, we generated $29.3 million of proceeds from long-term borrowings. We also generated an aggregate $8.6 million during the same period through a public offering of common stock, our Dividend Reinvestment and Common Stock Purchase Plan and the exercise of stock options. The proceeds from the long term debt and equity offerings were invested primarily in capital additions including specifically the $40 million water treatment plant upgrade.
We borrowed $4.5 million on March 1, 2010 pursuant to a 20-year amortizing loan at the London Interbank Offered Rate (“LIBOR”) plus 1.75%. We also entered into an interest rate swap to effectively fix the interest rate on the outstanding loan amount at 5.95%.
Capital Expenditures Program
We are engaged in construction programs at our utility subsidiaries primarily for water distribution system repair, rehabilitation and replacement, water storage facility maintenance and additions, and water supply security. We expect our capital expenditures to be approximately $8.1 million, $9.2 million and $6.9 million for the years ending December 31, 2011, 2012 and 2013, respectively. The timing of these projects may be impacted by weather, availability of contractors and equipment, coordination with other utilities and municipalities in order to reduce digging and paving costs and the availability and cost of financing.
2011-2013 External Financing Requirements
We will continue to apply for long-term debt funds directly from the State of New Hampshire Revolving Fund (“SRF”) program as needed. We currently have one outstanding SRF loan request in the amount of $300,000. Funds provided under SRF loans carry long-term fixed interest rates set with reference to various Municipal Bond Indices, which rates are generally below the rates for comparable U.S. Treasury securities of like maturity. As of December 31, 2010, we had thirteen outstanding SRF loans, five of which also included partial funding through American Recovery and Reinvestment Act of 2009, with aggregate principal balances outstanding of approximately $8.6 million. Included in the thirteen loans are three loans which were not fully drawn as of December 31, 2010. These three loans, totaling approximately $3.0 million, had approximately $1.4 million drawn as of December 31, 2010 with a balance left to draw of approximately $1.6 million. We expect to borrow approximately $800,000 on these three loans in 2011. The balance of approximately $800,000 is not expected to be utilized. The construction associated with the available loans will not be completed until mid-2011.

We expect that the majority of the remainder of our 2011-2013 funding requirements will be provided by cash flow from our operations (after payment of dividends on common stock but before repayment of current principal due on long-term debt) and short term borrowings. During the term of the Merger Agreement, aside from continuing to utilize our revolving credit facilities in the normal course of business, we cannot enter into new borrowings without the prior written consent of the City. The Merger Agreement also prohibits us from issuing any stock (other than upon the exercise of existing stock options) during its term.
In addition to the specific restrictions in the Merger Agreement regarding future debt or equity financings, our timing and mix of future debt and equity financing is subject to a number of factors including, but not limited to, (i) debt and equity market conditions; (ii) the need to maintain a balanced capital structure in order to preserve financial flexibility and to manage our overall cost of capital; and (iii) certain debt issuance covenants as contained in our outstanding loan agreements, which are discussed above. Other than the renewal of our Bank of America short term revolving line of credit which expires on June 30, 2011 and SRF funding that becomes available for specific projects, we do not expect to require any new debt financings in 2011.
The receipt of timely and adequate rate relief is also critically important in providing us cash flow from operations and the ability to access the credit and equity markets, at reasonable costs and terms. We are unable, however, to predict the outcome of our future rate relief filings.
Significant Financial Covenants
Our $16.0 million revolving credit loan agreement with Bank of America currently is scheduled to expire on June 30, 2011. This loan agreement contains three financial maintenance tests which must be met on a quarterly basis. The capitalized terms below are used herein as defined in the revolving credit loan agreement. These maintenance tests, and our actual performance against these tests as of the dates specified, are as follows:
1.	Our Fixed Charge Coverage Ratio must exceed 1.2x (2.3x as of December 31, 2010);
2.	Our Tangible Net Worth must exceed $46.0 million ($56.2 million as of December 31, 2010); and
3.	Our Funded Debt (less certain cash and short-term investment balances, if any) must not exceed 65% of our Total Capitalization (51.1% as of December 31, 2010).

Also, various Pennichuck Water and Pennichuck East loan agreements contain tests that govern the issuance of additional indebtedness. The capitalized terms below are used herein as defined in the revolving credit loan agreement. These issuance tests are as follows:
1.
To issue Short-Term Debt, the sum of our Short-Term Debt and our Funded Debt may not exceed 65% of the sum of our Short-Term Debt, our Funded Debt and our capital stock and all surplus accounts (unless the new Short-Term Debt is subordinated to our existing debt);

2.	To issue long-term debt, our Funded Debt generally may not exceed 60% of our Net Amount of Capital Property Additions; and
3.	To issue long-term debt, our Earnings Available for Interest divided by our Interest Expense must exceed 1.5x.
Several of Pennichuck Water’s loan agreements contain a covenant that prevents Pennichuck Water from declaring dividends if Pennichuck Water does not maintain a minimum net worth of $4.5 million. As of December 31, 2010, Pennichuck Water’s net worth was $53.1 million. One of Pennichuck East’s loan agreements contains a covenant that prevents Pennichuck East from declaring dividends if Pennichuck East does not maintain a minimum net worth of $1.5 million. As of December 31, 2010, Pennichuck East’s net worth was $7.0 million.
As of December 31, 2010, we were in compliance with all of our financial covenants. Our ability to continue to satisfy these covenants depends, among other factors, on receipt of timely and adequate rate relief.
Quarterly Dividends
One of our primary uses of funds is dividends on our common stock, payable as and when declared by our Board of Directors. We have paid dividends on our common stock each year since 1856. On January 26, 2011, the Board of Directors declared a first quarter common stock dividend of $0.185 per share payable March 1, 2011 to shareholders of record as of February 15, 2011. The first quarter dividend amount results in an indicated annual rate of $0.74 per share. During the term of the Merger Agreement, we are restricted from increasing our dividend rate above the current rate although we are allowed to continue to pay dividends consistent with past practice. Accordingly, we expect to continue to pay comparable cash dividends in the future, subject to the terms of our debt agreements, as discussed above.
Off-Balance Sheet Arrangements
On August 24, 2006, Pennichuck Water implemented a legal defeasance transaction for its outstanding $780,000 New Hampshire Industrial Development Authority 7.50% 1988 Series tax-exempt bonds (“1988 Series Bonds”). Pennichuck Water placed U.S. treasury securities in an irrevocable escrow account with The Bank of New York, the Bond Trustee, in an aggregate amount sufficient to provide for all remaining scheduled principal and interest payments on the 1988 Series Bonds. This defeasance transaction discharged all future Pennichuck Water obligations with respect to the 1988 Series Bonds, and we no longer record the debt in our consolidated financial statements.

In October 2005, Pennichuck Water completed a $49.5 million tax-exempt debt financing with the New Hampshire Bond Finance Authority (“BFA”). The BFA acts solely as a passive conduit to the tax-exempt bond markets with us acting as the obligor for the associated tax-exempt debt. We borrowed $38.1 million of the $49.5 million offering with the remaining $11.4 million placed in escrow for the sole benefit of bondholders with no recourse to us. As a result of the recent completion of our $40 million water treatment plant upgrade and the December 2009 issuance of approximately $7.5 million of equity capital, net of expense, we allowed the $11.4 million to expire when the escrow matured on July 1, 2010.
We have one interest rate financial instrument, an interest rate swap, described in detail in Note 9, “Debt” in Part II, Item 8 in this Annual Report on Form 10-K.
Contractual Obligations
The following table discloses aggregate information about our contractual obligations as of December 31, 2010 and the periods in which payments are due:

					More
		Less than	1 to 3	3 to 5	Than
(in thousands)	Total	1 Year	Years	Years	5 Years

Long-term debt obligations (1)	$61,019	$1,053	$2,212	$2,274	$55,480
Estimated interest on long-term debt	50,009	3,001	6,106	5,836	35,066
Short-term borrowings	—	—	—	—	—

Operating lease obligations	793	320	473	—	—
Pension and retiree medical costs (2)	6,371	1,165	1,323	1,355	2,528

Total	$118,192	$5,539	$10,114	$9,465	$93,074

(1)	Represents debt maturities including current maturities.

(2)	Pension and retiree medical costs beyond 2010 are estimated as they may be impacted by such factors as return on pension assets, changes in the number of plan participants and future salary increases.
In July 2010, Pennichuck Water renegotiated its lease arrangement for approximately 20,000 square feet of office space located in Merrimack, New Hampshire. This office space serves as Pennichuck Corporation’s headquarters. The renegotiated lease expires in July 2013.
Pension Plan. We maintain a defined benefit pension plan covering substantially all of our employees. We estimate annual pension expense based on assumptions regarding (i) the discount rate applied to the projected benefit obligation, (ii) the long-term rate of return on plan assets and (iii) the long-term rate of future increases in compensation. A lower discount rate increases the present value of our pension obligation and our annual pension funding. Our expected long-term rate of return on pension plan assets is based on the plan’s expected asset allocation, expected returns on various classes of plan assets, and historical returns.

Certain key assumptions used to value benefit obligations and calculate net periodic benefit cost for our defined benefit pension plan include the following:

	2010	2009	2008
Discount rate for benefit obligations, end of year (a)	5.50%	6.00%	5.75%
Expected return on plan assets for the year (net of investment expenses)	7.50%	7.50%	7.50%
Rate of compensation increase, beginning of year	3.00%	3.00%	3.00%

(a)
an increase or decrease in the discount rate of 0.5%, would result in a change in the funded status as of December 31, 2010, for the DB Plan and the OPEB Plans, of approximately $1.0 million and $200,000, respectively, as discussed in Note 2 of Part II, Item 8, “Postretirement Benefit Plans.”

These key assumptions are reviewed annually and are updated periodically to reflect the plan’s experience. Actual results in any given year will often differ from our actuarial assumptions because of economic and other conditions and may impact the amount of funding we contribute into the plan.
Dividend Reinvestment and Common Stock Purchase Plan
Prior to November 11, 2010 effective date of the Merger Agreement, we offered a Dividend Reinvestment and Common Stock Purchase program. Under this program, our shareholders, employees and customers could reinvest all or a portion of their common stock dividends into shares of common stock at prevailing market prices. We also accepted optional cash payments to purchase additional shares at 100% of the prevailing market prices. This program has provided us with additional common equity of $143,000 in 2010 and $130,000 in 2009. The program was suspended on November 11, 2010 in accordance with the terms of the Merger Agreement.
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
Capital expenditures associated with complying with federal and state water quality standards have historically been recognized and approved by the NHPUC for inclusion in our water rates, though there can be no assurance that the NHPUC will approve future rate increases in a timely or sufficient manner to cover such capital expenditures.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information regarding market risk of our Company and our subsidiaries is presented in Note 6, “Financial Measurement and Fair Value of Financial Instruments” and Note 9, “Debt” in Part II, Item 8 in this Annual Report on Form 10-K.
We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to significant market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. As described below, we have one interest rate financial instrument, an interest rate swap, which qualifies as a derivative, as described in Note 9, “Debt” in Part II, Item 8 in this Annual Report on Form 10-K.
We are subject to commodity price risks associated with price increases for chemicals, electricity and other commodities. These risks are reduced through contracts and the ability to recover price increases through rates. Non-performance by our commodity suppliers can have a material adverse impact on our results of operations, cash flows and financial position.
Our exposure to financial market risk results primarily from fluctuations in interest rates. We are exposed to changes in interest rates primarily from our Bank of America revolving credit facility. This revolving credit facility, which includes a total borrowing capacity of $16.0 million, permits us to borrow, re-pay and re-borrow, in varying amounts and from time to time at our discretion through June 30, 2011. We had no borrowings under this revolving credit facility as of December 31, 2010. Borrowings under this credit facility bear interest rates at prime or LIBOR plus 1.2% to 1.7% (based on the results of various financial ratios). The applicable margin as of December 31, 2010 was 1.45%. During 2011, we may utilize a portion of this facility from time to time to fund our short-term cash requirements.

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
In assessing the effectiveness of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. As a result of management’s assessment and based on the criteria in the framework, management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.
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
March 4, 2011

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Pennichuck Corporation
We have audited Pennichuck Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pennichuck Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Pennichuck Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related statements of income, shareholders’ equity, comprehensive income, and cash flows of Pennichuck Corporation, as well as the financial statement schedules listed in the accompanying index, and our report dated March 4, 2011 expressed an unqualified opinion.

/s/ ParenteBeard LLC
Reading, Pennsylvania
March 4, 2011

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Pennichuck Corporation
We have audited the accompanying consolidated balance sheets of Pennichuck Corporation (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pennichuck Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pennichuck Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2011 expressed an unqualified opinion.

/s/ ParenteBeard LLC
Reading, Pennsylvania
March 4, 2011

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of December 31,
	2010	2009
ASSETS
Property, Plant and Equipment, net	$158,796	$154,803

Current Assets:
Cash and cash equivalents	2,383	1,570
Accounts receivable, net of allowance of $54 and $53 in 2010 and 2009, respectively	2,153	2,064
Unbilled revenue	2,389	2,287
Materials and supplies	743	727
Deferred and refundable income taxes	717	1,636
Prepaid expenses	1,307	1,170

Total Current Assets	9,692	9,454

Other Assets:
Deferred land costs	2,497	2,474
Deferred charges and other assets	10,502	10,760
Investment in real estate partnership	114	114

Total Other Assets	13,113	13,348

TOTAL ASSETS	$181,601	$177,605

The accompanying notes are an integral part of these consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — CONTINUED
(in thousands, except share data)

	As of December 31,
	2010	2009
SHAREHOLDERS’ EQUITY AND LIABILITIES
Shareholders’ Equity:
Common stock—$1 par value Authorized—11,500,000 shares in 2010 and 2009 Issued— 4,677,105 and 4,652,260 shares, respectively Outstanding— 4,675,903 and 4,651,058 shares, respectively	$4,677	$4,652
Additional paid in capital	41,312	40,619
Retained earnings	10,488	10,086
Accumulated other comprehensive loss	(189)	—
Treasury stock, at cost; 1,202 shares in 2010 and 2009	(138)	(138)

Total Shareholders’ Equity	56,150	55,219

Preferred stock, $100 par value, 15,000 shares authorized; and, no par value, 100,000 shares authorized, no shares issued in 2010 and 2009	—	—

Commitments and contingencies (Note 4)

Long-term Debt, Less Current Portion	59,666	54,279

Current Liabilities:
Current portion of long-term debt	1,053	5,897
Accounts payable	1,972	1,104
Accrued interest payable	701	721
Accrued wages and payroll withholding	565	269
Accrued liability — retainage	178	480
Other current liabilities	406	391

Total Current Liabilities	4,875	8,862

Deferred Credits and Other Reserves:
Deferred income taxes	19,180	18,776
Deferred investment tax credits	735	768
Regulatory liability	890	839
Postretirement health benefit obligation	1,708	1,656
Accrued pension liability	4,623	4,031
Other liabilities	1,890	1,549

Total Deferred Credits and Other Reserves	29,026	27,619

Contributions in Aid of Construction	31,884	31,626

TOTAL SHAREHOLDERS’ EQUITY AND LIABILITIES	$181,601	$177,605

The accompanying notes are an integral part of these consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)

	Years Ended December 31,
	2010	2009	2008
Operating Revenues	$36,492	$32,772	$30,979

Operating Expenses:
Operations and maintenance	18,131	17,108	16,702
Depreciation and amortization	4,237	4,087	4,001
Taxes other than income taxes	4,028	3,585	2,866

Total Operating Expenses	26,396	24,780	23,569

Operating Income	10,096	7,992	7,410

Eminent domain and merger-related costs	(514)	(499)	(217)
Net (loss) earnings from investments accounted for under the equity method	(7)	(4)	3,390
Other expense, net	(44)	(36)	(110)
Allowance for funds used during construction	16	149	453
Interest income	2	1	187
Interest expense	(3,369)	(3,658)	(3,649)

Income Before Provision for Income Taxes	6,180	3,945	7,464

Provision for Income Taxes	2,399	1,563	2,743

Net Income	$3,781	$2,382	$4,721

Earnings Per Common Share:
Basic	$0.81	$0.56	$1.11
Diluted	$0.80	$0.55	$1.11

Weighted Average Common Shares Outstanding
Basic	4,660,456	4,274,174	4,240,410
Diluted	4,697,221	4,294,013	4,266,129
The accompanying notes are an integral part of these consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share data)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock
Balances as of December 31, 2007	4,227,037	$4,227	$32,772	$8,761	$(57)	$(138)
Net income	—	—	—	4,721	—	—
Dividend reinvestment plan	7,073	7	151	—	—	—
Stock-based compensation	—	—	65	—	—	—
Common dividends declared—$.66 per share	—	—	—	(2,798)	—	—
Exercise of stock options	19,288	19	104	—	—	—
Other comprehensive loss:
Unrealized loss on derivatives, net of tax benefit of $(70)	—	—	—	—	(105)	—
Reclassification adjustment for net loss realized in net income, net of tax benefit of $34	—	—	—	—	51	—

Balances as of December 31, 2008	4,253,398	4,253	33,092	10,684	(111)	(138)
Net income	—	—	—	2,382	—	—
Common stock offering	387,000	387	7,149	—	—	—
Dividend reinvestment plan	5,793	6	124	—	—	—
Stock-based compensation	—	—	74	—	—	—
Common dividends declared—$.70 per share	—	—	—	(2,980)	—	—
Exercise of stock options	6,069	6	72	—	—	—
Tax effect of disqualifying dispositions	—	—	108	—	—	—
Other comprehensive income:
Unrealized loss on derivatives, net of tax benefit of $(6)	—	—	—	—	(9)	—
Reclassification adjustment for net loss realized in net income, net of tax benefit of $80	—	—	—	—	120	—

Balances as of December 31, 2009	4,652,260	$4,652	$40,619	$10,086	$—	$(138)

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — CONTINUED
(in thousands, except share and per share data)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock
Balances as of December 31, 2009	4,652,260	$4,652	$40,619	$10,086	$—	$(138)
Net income	—	—	—	3,781	—	—
Common stock offering	—	—	(6)	—	—	—
Dividend reinvestment plan	6,521	7	136	—	—	—
Stock-based compensation	—	—	239	—	—	—
Common dividends declared—$.725 per share	—	—	—	(3,379)	—	—
Exercise of stock options	18,324	18	326	—	—	—
Tax effect of disqualifying dispositions	—	—	(2)	—	—	—
Other comprehensive income:
Unrealized loss on derivatives, net of tax benefit of $(183)	—	—	—	—	(276)	—
Reclassification adjustment for net loss realized in net income, net of tax benefit of $58	—	—	—	—	87	—

Balances as of December 31, 2010	4,677,105	$4,677	$41,312	$10,488	$(189)	$(138)

The accompanying notes are an integral part of these consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2010	2009	2008

Net income	$3,781	$2,382	$4,721

Other comprehensive (loss) income:
Unrealized loss on derivatives	(459)	(15)	(175)
Reclassification of net loss realized in net income	145	200	85
Income tax benefit (expense) relating to other comprehensive (loss) income	125	(74)	36

Other comprehensive (loss) income	(189)	111	(54)

Comprehensive income	$3,592	$2,493	$4,667

The accompanying notes are an integral part of these consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2010	2009	2008
Operating Activities:
Net income	$3,781	$2,382	$4,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,459	4,286	4,201
Amortization of original issue discount	12	12	12
Amortization of deferred investment tax credits	(33)	(33)	(33)
Provision for deferred income taxes	2,085	2,012	2,100
Equity component of allowance for funds used during construction	(8)	(65)	(190)
Undistributed loss in real estate partnership	7	4	6
Stock-based compensation expense	239	74	65
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and unbilled revenue	(191)	732	(421)
(Increase) decrease in refundable income taxes	(643)	586	(972)
(Increase) decrease in materials and supplies	(16)	162	259
Increase in prepaid expenses	(137)	(36)	(223)
Decrease (increase) in deferred charges and other assets	286	1,829	(1,940)
Increase (decrease) in accounts payable	868	(222)	(1,841)
(Decrease) increase in accrued interest payable	(20)	(83)	190
Increase (decrease) in other	775	(1,494)	2,152

Net cash provided by operating activities	11,464	10,146	8,086

Investing Activities:
Purchase of property, plant and equipment, including debt component of allowance for funds used during construction	(8,507)	(8,168)	(14,688)
Proceeds from sales of property, plant and equipment	50	113	—
Increase in investment in real estate partnership and deferred land costs	(30)	(21)	(23)
Distributions in excess of earnings in investment in real estate partnerships	—	—	414

Net cash used in investing activities	$(8,487)	$(8,076)	$(14,297)

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
(in thousands)

	Years Ended December 31,
	2010	2009	2008
Financing Activities:
Change in line of credit, net	$—	$(1,465)	$1,465
Payments on long-term debt	(6,302)	(5,309)	(21,685)
Contributions in aid of construction	259	41	118
Proceeds from long-term borrowings	6,833	687	21,780
Debt issuance costs	(54)	(422)	(889)
Proceeds from issuance of common stock and dividend reinvestment plan	479	7,852	281
Dividends paid	(3,379)	(2,980)	(2,798)

Net cash used in financing activities	(2,164)	(1,596)	(1,728)

Increase (decrease) in cash and cash equivalents	813	474	(7,939)
Cash and cash equivalents, beginning of year	1,570	1,096	9,035

Cash and cash equivalents, end of year	$2,383	$1,570	$1,096

Supplemental disclosure on cash flow and non-cash items for the three years ended December 31, 2010, 2009 and 2008 is presented below.

(in thousands)	2010	2009	2008

Cash paid (refunded) during the year for:
Interest	$3,156	$3,530	$3,248

Income taxes	$746	$(1,084)	$1,677

Non-cash items:
Contributions in aid of construction	$680	$346	$943

The accompanying notes are an integral part of these consolidated financial statements.

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Description of Business, Acquisition of Company and Summary of Significant Accounting Policies
The terms “we,” “our,” “our Company,” and “us” refer, unless the context suggests otherwise, to Pennichuck Corporation (the “Company”) and its subsidiaries, Pennichuck Water Works, Inc. (“Pennichuck Water”), Pennichuck East Utility, Inc. (“Pennichuck East”), Pittsfield Aqueduct Company, Inc. (“Pittsfield Aqueduct”), Pennichuck Water Service Corporation (“Service Corporation”) and The Southwood Corporation (“Southwood”).
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
Our Company’s regulated water utility subsidiaries are engaged principally in the collection, storage, treatment and distribution of potable water to approximately 33,800 customers throughout the State of New Hampshire. The utility subsidiaries, which are regulated by the New Hampshire Public Utilities Commission (the “NHPUC”), are subject to the provisions of Accounting Standards Codification (“ASC”) Topic 980 “Regulated Operations.”
Acquisition of Company:
On November 11, 2010, the City of Nashua (the “City”) and the Company entered into a Merger Agreement pursuant to which the City will, subject to a number of conditions precedent and contingencies, purchase all of the outstanding common stock and common stock equivalents of Pennichuck Corporation for $29.00 per share, or approximately $138 million, in cash. Pursuant to the terms of the Settlement Agreement that was entered into contemporaneously with the Merger Agreement, the Company and the City have agreed that the eminent domain proceeding between them shall be dismissed in its entirety upon any termination of the Merger Agreement.
The merger is subject to approval by, (i) the holders of not less than two-thirds of our outstanding shares of common stock and, (ii) the NHPUC. The City’s obligation to complete the transaction is subject to (a) there being no approval conditions imposed by the NHPUC in approving the merger that would materially adversely affect the City’s expected economic benefits from the transaction, and (b) the City’s ability to obtain appropriate financing after all other conditions precedent have been met.
The initial scheduling hearing of the NHPUC occurred on February 24, 2011. Final hearings on the matter are scheduled for July 27 through July 29, 2011. We are unable to predict if, or when, the closing will occur but we believe it is not likely to occur prior to the fourth quarter of 2011.

Summary of Significant Accounting Policies:
(a) Basis of Presentation
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
(c) Property, Plant and Equipment
Property, plant and equipment, which includes principally the water utility assets of our Company’s utility subsidiaries, is recorded at cost plus an allowance for funds used during construction on major, long-term projects and includes property funded with contributions in aid of construction. The provision for depreciation is computed on the straight-line method over the estimated useful lives of the assets which range from 5 to 91 years. The average composite depreciation rate was 2.5% in 2010 and 2009 and 2.6% in 2008. The components of property, plant and equipment as of December 31, 2010 and 2009 were as follows:

			Useful
			Lives
			(in
(in thousands)	2010	2009	years)

Utility Property:
Land and land rights	$2,994	$1,745	—
Source of supply	49,304	48,172	34–75
Pumping & purification	28,072	27,617	15–35
Transmission & distribution, including services, meters and hydrants	109,817	104,664	40–91
General and other equipment	9,496	9,029	7–75
Intangible plant	747	720	20
Construction work in progress	684	568

Total utility property	201,114	192,515
Total non-utility property	5	101	5

Total property, plant & equipment	201,119	192,616
Less accumulated depreciation	(42,323)	(37,813)

Property, plant and equipment, net	$158,796	$154,803

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
(i) Deferred Land Costs
Included in deferred land costs is our Company’s original basis in its remaining undeveloped landholdings and any land improvement costs, which are stated at the lower of cost or market. All costs associated with real estate and land projects are capitalized and allocated to the project to which the costs relate. Administrative labor and the related fringe benefit costs attributable to the acquisition, active development and construction of land parcels are capitalized as Deferred Land Costs. No labor and benefits were capitalized for the years ended December 31, 2010 and 2009.

(j) Deferred Charges and Other Assets
Deferred charges include certain regulatory assets and costs of obtaining debt financing. Regulatory assets are amortized over the periods they are recovered through NHPUC-authorized water rates. Deferred financing costs are amortized over the term of the related bonds and notes. Our Company’s utility subsidiaries have recorded certain regulatory assets in cases where the NHPUC has permitted, or is expected to permit, recovery of these costs over future periods. Currently, the regulatory assets are being amortized over periods ranging from 4 to 25 years. Deferred charges and other assets as of December 31, 2010 and 2009 consisted of the following:

			Recovery
			Period
(in thousands)	2010	2009	(in years)

Regulatory assets:
Source development charges	$932	$729	5–25
Miscellaneous studies	681	860	4–25
Sarbanes-Oxley costs	244	440	5
Unrecovered pension and postretirement benefits expense	3,960	3,867	(1)

Total regulatory assets	5,817	5,896
Franchise fees and other	7	25
Supplemental executive retirement plan asset	636	579
Deferred financing costs	4,042	4,260

Total deferred charges and other assets	$10,502	$10,760

(1)	We expect to recover the deferred pension and other postretirement amounts consistent with the anticipated expense recognition of the pension and other postretirement costs.

(k)	Treasury Stock
Treasury stock held by our Company represents shares that were tendered by employees as payment for existing outstanding options. Treasury stock received is recorded at its fair market value when tendered.
(l) Contributions in Aid of Construction (“CIAC”)
Under construction contracts with real estate developers and others, our Company’s utility subsidiaries may receive non-refundable advances for the cost of installing new water mains. These advances are recorded as CIAC. The utility subsidiaries also record to Plant and CIAC the fair market value of developer installed mains and any excess of fair market value over the cost of community water systems purchased from developers. The CIAC account is amortized over the life of the property.
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
(n) Investment in Joint Venture
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
(o) Allowance for Funds Used During Construction (“AFUDC”)
AFUDC represents the estimated debt and equity costs of capital necessary to finance the construction of new regulated facilities. AFUDC consists of an interest component and an equity component. AFUDC is capitalized as a component of property, plant and equipment and has been reported separately in the consolidated statements of income. The AFUDC rate was 7.38% in 2010 and 8% in 2009 and 2008. The total amounts of AFUDC recorded for the years ended December 31, 2010, 2009 and 2008 were as follows:

(in thousands)	2010	2009	2008

Debt (interest) component	$8	$84	$263
Equity component	8	65	190

Total AFUDC	$16	$149	$453

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

(q) Earnings Per Share
Basic net income per share is computed using the weighted average number of common shares outstanding for a period. Diluted net income per share is computed using the weighted average number of common and dilutive potential common shares outstanding for the period. For the years ended December 31, 2010, 2009 and 2008, dilutive potential common shares consisted of outstanding stock options.
The dilutive effect of outstanding stock options is computed using the treasury stock method. Calculations of the basic and diluted net income per common share and potential common share for the years ended December 31, 2010, 2009 and 2008 were as follows:

(in thousands, except share and per share data)	2010	2009	2008

Basic net income per share	$0.81	$0.56	$1.11
Dilutive effect of unexercised stock options	(0.01)	(0.01)	—

Diluted net income per share	$0.80	$0.55	$1.11

Numerator:
Net income	$3,781	$2,382	$4,721

Denominator:
Basic weighted average common shares outstanding	4,660,456	4,274,174	4,240,410
Dilutive effect of unexercised stock options	36,765	19,839	25,719

Diluted weighted average common shares outstanding	4,697,221	4,294,013	4,266,129

The following table lists the number of options to purchase shares of common stock that was not included in the computation of diluted earnings per share for the years ended December 31, 2010, 2009 and 2008 because their effect would have been antidilutive.

	2010	2009	2008

Number of options to purchase shares of common stock excluded from the computation of diluted earnings per share	—	34,200	—

(r) Recently Issued Accounting Standards
We do not expect the adoption of any recently issued accounting pronouncements to have a material impact on our financial condition or results of operations.

(s) Reclassifications
Certain Consolidated Balance Sheet amounts as of December 31, 2009 have been reclassified to conform to the December 31, 2010 Consolidated Balance Sheet presentation. These reclassifications had no effect on total current liabilities and relate to the reclassification of accrued wages and payroll withholding.
Note 2—Postretirement Benefit Plans
Pension Plan and Other Postretirement Benefits
We have a non-contributory, defined benefit pension plan (the “DB Plan”) that covers substantially all employees. The benefits are formula-based, giving consideration to both past and future service as well as participant compensation levels. Our funding policy is to contribute annual amounts that meet the requirements for funding under Section 404 of the Internal Revenue Code and the Pension Protection Act. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.
We provide postretirement medical benefits for eligible retired employees through one of two plans (collectively referred to as our “OPEB Plans”). For employees who retire on or after the normal retirement age of 65, benefits are provided through a postretirement medical plan (the “Post-65 Plan”). For employees who retire prior to their normal retirement age and who have met certain age and service requirements, benefits are provided through a postemployment medical plan (the “Post-employment Plan”). Future benefits under the Post-65 Plan increase annually based on the actual percentage of wage and salary increases earned from the plan inception date to the normal retirement date. The benefits under the Post-employment Plan allow for the continuity of medical benefits coverage at group rates from the employee’s retirement date until the employee becomes eligible for Medicare. The Post-employment Plan is funded from the general assets of our Company.
Upon retirement, if a qualifying employee elects to receive medical benefits under one of our OPEB plans, we pay his or her monthly premium, up to a maximum allowable benefit based on eligibility and years of service. The current maximum monthly benefit is $285. Upon request, the spouse of the covered former employee may also remain on our group medical plan provided that person’s entire monthly premium is reimbursed to us.

The following table sets forth the funded status of our DB Plan and our OPEB Plans as of December 31, 2010 and 2009, respectively:

	DB Plan		OPEB Plans
	as of December 31,		as of December 31,
(in thousands)	2010	2009	2010	2009

Change in benefit obligation:
Benefit obligation, beginning of year	$10,465	$9,675	$2,348	$2,408
Service cost	627	647	116	145
Interest cost	606	560	130	138
Actuarial loss/(gain)	680	(190)	(70)	(302)
Benefits paid, excluding expenses	(227)	(227)	(42)	(41)

Benefit obligation, end of year	$12,151	$10,465	$2,482	$2,348

Change in plan assets:
Fair value of plan assets, beginning of year	$6,434	$5,074	$651	$558
Actual return on plan assets, net	807	913	83	93
Employer contribution	514	674	42	41
Benefits paid, excluding expenses	(227)	(227)	(42)	(41)

Fair value of plan assets, end of year	$7,528	$6,434	$734	$651

Funded status	$(4,623)	$(4,031)	$(1,748)	$(1,697)

Amounts recognized in the consolidated balance sheets as of December 31, 2010 and 2009 consisted of:
Current liability	$—	$—	$(40)	$(41)
Non-current liability	(4,623)	(4,031)	(1,708)	(1,656)

Total	$(4,623)	$(4,031)	$(1,748)	$(1,697)

Changes in plan assets and benefit obligations recognized in regulatory assets, for the years ended December 31, 2010 and 2009, were as follows:

	DB Plan		OPEB Plans
	as of December 31,		as of December 31,
(in thousands)	2010	2009	2010	2009

Regulatory asset balance, beginning of year	$3,799	$4,724	$68	$447
Net actuarial loss/(gain) incurred during the year	367	(701)	(106)	(354)
Amortization of prior service cost	—	—	(22)	(22)
Recognized net actuarial losses	(155)	(224)	9	(3)

Regulatory asset/(liability) balance, end of year	$4,011	$3,799	$(51)	$68

Amounts recognized in regulatory assets for the DB and OPEB Plans that have not yet been recognized as components of net periodic benefit cost of the following at December 31, 2010 and 2009, respectively:

	DB Plan		OPEB Plans
	as of December 31,		as of December 31,
(in thousands)	2010	2009	2010	2009

Net actuarial (gain)/loss	$4,011	$3,799	$(251)	$(154)
Prior service cost	—	—	200	222

Regulatory asset	$4,011	$3,799	(51)	68

The key assumptions used to value benefit obligations and calculate net periodic benefit cost for our DB and OPEB Plans include the following:

	2010	2009	2008
Discount rate for net periodic benefit cost, beginning of year	6.00%	5.75%	5.75%
Discount rate for benefit obligations, end of year (a)	5.50%	6.00%	5.75%
Expected return on plan assets for the year (net of investment expenses)	7.50%	7.50%	7.50%
Rate of compensation increase, beginning of year	3.00%	3.00%	3.00%
Healthcare cost trend rate (b)	11.00%	11.50%	12.00%

(a)
an increase or decrease in the discount rate of 0.5%, would result in a change in the funded status as of December 31, 2010, for the DB Plan and the OPEB Plan’s, of approximately $1.0 million and $200,000, respectively

(b)	applicable only to the OPEB Plans

The components of net DB Plan costs and OPEB Plan costs were as follows:

	DB Plan			OPEB Plans
	Year Ended December 31,			Year Ended December 31,
(in thousands)	2010	2009	2008	2010	2009	2008

Service cost, benefits earned during the period	$627	$647	$625	$116	$145	$129
Interest cost on projected benefit obligation	606	560	497	n/a	n/a	n/a
Interest cost on accumulated postretirement and postemployment benefit obligation	n/a	n/a	n/a	130	138	124
Expected return on plan assets	(493)	(401)	(464)	(49)	(42)	(44)
Amortization of prior service cost	—	—	1	22	22	22
Recognized net actuarial loss (gain)	155	224	123	(9)	3	2

Net periodic benefit cost	$895	$1,030	$782	$210	$266	$233

The estimated net actuarial loss and prior service cost for our DB Plan that will be amortized in 2011 from the regulatory assets into net periodic benefit costs are $176,000 and $0, respectively.
The estimated net actuarial gain and prior service cost for our OPEB Plans that will be amortized in 2011 from the regulatory assets into net periodic benefit costs is $13,000 and $22,000, respectively.
The projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for the DB Plan as of December 31, 2010 and 2009 were as follows:

(in thousands)	2010	2009

Projected benefit obligation	$12,151	$10,465
Accumulated benefit obligation	10,728	8,953
Fair value of plan assets	7,528	6,434
In establishing its investment policy, our Company has considered the fact that the DB Plan is a major retirement vehicle for its employees and the basic goal underlying the establishment of the policy is to provide that the assets of the Plan are invested in accordance with the asset allocation range targets to achieve our expected return on Plan assets. Our Company’s investment strategy applies to its OPEB Plans as well as the DB Plan. Our expected long-term rate of return on DB Plan and OPEB Plan assets is based on the Plans’ expected asset allocation, expected returns on various classes of Plan assets as well as historical returns.
A one percent change in the assumed health care cost trend rate would not have had a material effect on the Post-65 Plan cost or the accumulated Post-65 Plan benefit obligation in 2010.

The assets of our Post-65 Plan are held in two separate Voluntary Employee Beneficiary Association (“VEBA”) trusts. We maintain our VEBA plan assets in directed trust accounts at a commercial bank.
The investment strategy for our DB Plan and our OPEB Plans utilizes several different asset classes with varying risk/return characteristics. The following table indicates the asset allocation percentages of the fair value of the DB Plan and OPEB Plans’ assets for each major type of plan asset as of December 31, 2010 and 2009, as well as the targeted allocation range:

	DB Plan			OPEB Plans
			Asset Allocation			Asset Allocation
	2010	2009	Range	2010	2009	Range

Equities	75%	73%	30% — 90%	58%	57%	30% — 90%
Fixed income	25%	27%	25% — 65%	42%	43%	10% — 40%
Cash and cash equivalents	0%	0%	0% — 15%	0%	0%	0% — 15%

Total	100%	100%		100%	100%

The DB Plan held 21,000 shares of Pennichuck Corporation common stock (“PNNW”) as of December 31, 2010 and 2009, which is included in Equities in the table above. The fair value of this stock as of December 31, 2010 and 2009 was $575,000 and $444,000, respectively. Pennichuck Corporation stock held in the Plan represents 7.6% and 6.9% of the total DB Plan assets as of December 31, 2010 and 2009, respectively.
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
Investments in PNNW common stock and mutual funds are stated at fair value by reference to quoted market prices. Money market funds are valued utilizing the Net Asset Value per unit based on the fair value of the underlying assets as determined by the directed trustee.
The DB Plan also holds assets under an immediate participation guarantee group annuity contract with a Life Insurance Company. The assets under the contract are invested in pooled separate accounts and in a general investment account. The pooled separate accounts are valued based on net asset value per unit of participation in the fund and have no unfunded commitments or significant redemption restrictions at year-end. The value of these units is determined by the trustee based on the current market values of the underlying assets of the pooled separate accounts. Therefore, the value of the pooled separate accounts is deemed to be at estimated fair value. A detailed description of each category of underlying assets within the pooled separate accounts is as follows as of December 31, 2010 and 2009:
•
Growth funds accounted for $2.3 million, or 46%, of the fair value of the pooled separate accounts at December 31, 2010 and $2.0 million, or 48%, of the fair value of the pooled separate accounts at December 31, 2009. Growth funds objectives are for capital appreciation and current income. These investment accounts invest in mutual funds which have a readily available market price.

•
Fixed income funds accounted for $811,000, or 16%, of the fair value of the pooled separate accounts at December 31, 2010 and $613,000, or 14%, of the fair value of the pooled separate accounts at December 31, 2009. Fixed income funds objectives are for long-term rates of return consistent with preserving capital. These investment accounts invest in mutual funds which have a readily available market price. One of the funds in this category, SSGA Pass Bond H, invests in bond funds.

•
Value funds accounted for $2.0 million, or 38%, of the fair value of the pooled separate accounts at December 31, 2010 and $1.6 million, or 38%, of the fair value of the pooled separate accounts at December 31, 2009. Value funds objectives are for total return and capital appreciation. These investment accounts invest in mutual funds which have a readily available market price.

The general investment account is not actively traded and significant other observable inputs are not available. The fair value of the general investment account is calculated by discounting the related cash flows based on current yields of similar instruments with comparable durations.
The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Plan’s management believes the valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain investments could result in a different fair value measurement at the reporting date.
We use a fair value hierarchy which prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
The fair value of DB Plan and OPEB Plan assets by levels within the fair value hierarchy used as of December 31, 2010 was as follows:

(in thousands)	Totals	Level 1	Level 2	Level 3

DB Plan:
Equities:
Pooled separate accounts	$5,084	$—	$5,084	$—
PNNW common stock	575	575	—	—
Fixed Income:
General investment account	1,850	—	—	1,850
Cash and cash equivalents:
Money market funds	19	—	19	—

Total Pension Plan	$7,528	$575	$5,103	$1,850

OPEB Plans:
Mutual funds:
Balanced/hybrid funds	$162	$162	$—	$—
U.S. equity securities funds	177	177	—	—
International equity funds	85	85	—	—
Fixed income funds	309	309	—	—
Cash and cash equivalents:
Money market funds	1	—	1	—

Total Postretirement Plans	$734	$733	$1	$—

Totals	$8,262	$1,308	$5,104	$1,850

The fair value of DB Plan and OPEB Plan assets by levels within the fair value hierarchy used as of December 31, 2009 was as follows:

(in thousands)	Totals	Level 1	Level 2	Level 3

DB Plan:
Equities:
Pooled separate accounts	$4,254	$—	$4,254	$—
PNNW common stock	444	444	—	—
Fixed Income:
General investment account	1,733	—	—	1,733
Cash and cash equivalents:
Money market funds	3	—	3	—

Total Pension Plan	$6,434	$444	$4,257	$1,733

OPEB Plans:
Mutual funds:
Balanced/hybrid funds	$143	$143	$—	$—
U.S. equity securities funds	152	152	—	—
International equity funds	75	75	—	—
Fixed income funds	281	281	—	—
Cash and cash equivalents:
Money market funds	—	—	—	—

Total Postretirement Plans	$651	$651	$—	$—

Totals	$7,085	$1,095	$4,257	$1,733

Level 1:	Based on quoted prices in active markets for identical assets.

Level 2:	Based on significant observable inputs.

Level 3:	Based on significant unobservable inputs.

The following table presents a year-end reconciliation of DB Plan assets measured and recorded at fair value on a recurring basis, using significant unobservable inputs (level 3):

(in thousands)	2010	2009

Balance at December 31, 2009	$1,733	$1,849
Plan transfers	161	58
Benefits paid	(227)	(227)
Return on plan assets (net of investment expenses)	183	53

Balance at December 31, 2010	$1,850	$1,733

In order to satisfy the minimum funding requirements of the Employee Retirement Income Security Act of 1974, applicable to defined benefit pension plans, we anticipate that we will contribute approximately $1.1 million to the Plan in 2011.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

(in thousands)	DB Plan	OPEB Plans

2011	$361	$67
2012	387	68
2013	416	80
2014	479	87
2015	536	93
2016–2020	4,095	683

Total	$6,274	$1,078

Because we are subject to regulation in the state in which we operate, we are required to maintain our accounts in accordance with the regulatory authority’s rules and regulations. In those instances, we follow the guidance of ASC 980 (“Regulated Operations”). Based on prior regulatory practice, we recorded underfunded DB Plan and OPEB Plan obligations as a regulatory asset and we expect to recover those costs in rates charged to customers.
Defined Contribution Plan
In addition to the defined benefit plan, we have a defined contribution plan covering substantially all employees. Under this plan, our Company matches 100% of the first 3% of each participating employee’s salary contributed to the plan. The matching employer’s contributions, recorded as operating expenses, were approximately $178,000, $184,000 and $172,000 for 2010, 2009 and 2008, respectively.

Note 3—Stock-based Compensation Plans
Share-based payments to employees from grants of stock options are recognized as compensation expense in the consolidated financial statements based on their fair value on the grant date. For purposes of calculating the fair value of each stock grant as of the date of grant, our Company uses the Black Scholes Option Pricing model.
The impact of stock-based compensation on the consolidated statements of income for the years ended December 31, 2010, 2009 and 2008 was as follows:

	Year Ended December 31,
(in thousands)	2010	2009	2008

Stock-based compensation	$239	$74	$65
Income taxes	(96)	(30)	(26)

Stock-based compensation, net of tax	$143	$44	$39

The total compensation cost related to non-vested stock option awards was approximately $99,000, net of tax as of December 31, 2010. These costs are expected to be recognized during 2011 through 2013.
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
The 1995 Plan permits the granting of both incentive stock options and non-qualified stock options to employees at a price per share equivalent to the market value at the date of the grant. Options become exercisable immediately following the grant and expire ten years from the date of grant. As of December 31, 2010 and 2009, no further shares were available for grant under the 1995 Plan.
The 2009 Plan provides for the granting of incentive stock options to employees and non-qualified stock options to employees and directors at a price per share equivalent to the market value at the date of the grant. Option grants have varying vesting schedules and expire ten years from the date of grant. The 2009 Plan also authorizes the granting of restricted stock awards to employees and directors. There are 500,000 shares of common stock subject to issuance under the 2009 Plan. As of December 31, 2010 and 2009, 111,934 and 183,834 shares, respectively, were available for future grant under the 2009 Plan. During the term of the Merger Agreement, we are prohibited from issuing any new incentive stock options or non-qualified stock options under the 2009 Plan.

The following table summarizes the activity under the stock option plans for the three-year period ended December 31, 2010.

			Average
	Number of		Price per
	Shares	Price per Share	Share

Options outstanding as of December 31, 2007	224,015	$6.09–21.24	$19.13
Granted	34,200	22.22–22.51	22.36
Exercised	(56,371)	11.81–21.24	18.51
Canceled	(333)	7.13	7.13

Options outstanding as of December 31, 2008	201,511	11.81–22.51	19.88
Granted	38,000	17.64	17.64
Exercised	(16,016)	15.29–21.24	18.70
Canceled	(804)	11.81	11.81

Options outstanding as of December 31, 2009	222,691	15.29–22.51	19.61
Granted	71,900	20.11–21.14	20.54
Exercised	(26,182)	15.29–22.22	19.80
Canceled	—	—	—

Options outstanding as of December 31, 2010	268,409	$15.29–22.51	$19.84

Exercisable as of December 31, 2008	167,311	$11.81–21.24	$19.37

Exercisable as of December 31, 2009	161,891	$15.29–22.51	$19.69

Exercisable as of December 31, 2010	189,778	$15.29–22.51	$19.92

The following table summarizes information about options outstanding and exercisable as of December 31, 2010.

Options Outstanding				Options Exercisable
			Weighted		Weighted
	Number	Remaining	Average		Average
	Outstanding	Contractual	Exercise	Number	Exercise
Exercise	As of	Life	Price	Exercisable	Price
Price	12/31/10	(in years)	Per Share	As of 12/31/10	Per Share

$15.29	6,399	.03	$15.29	6,399	$15.29
20.25	13,467	1.07	20.25	13,467	20.25
20.14	20,935	2.76	20.14	20,935	20.14
21.24	21,468	3.07	21.24	21,468	21.24
19.67	19,309	4.08	19.67	19,309	19.67
19.51	17,400	4.94	19.51	17,400	19.51
19.00	40,000	5.64	19.00	40,000	19.00
22.22	6,000	7.52	22.22	—	22.22
22.51	16,200	7.65	22.51	10,800	22.51
17.64	35,331	8.08	17.64	10,000	17.64
20.11	41,900	9.08	20.11	—	20.11
21.14	30,000	9.24	21.14	30,000	21.14

	268,409			189,778

The weighted average fair value per share of options granted during 2010, 2009 and 2008 was $3.69, $2.75 and $3.63, respectively. The fair value of each option grant was estimated on the date of grant using the following assumptions:

	Year Ended December 31,
	2010		2009		2008

Risk-free interest rate	2.58 – 2.81%		1.75%		2.77%
Expected dividend yield	3.41 – 3.48%		3.97%		2.95%
Expected lives	5.41 – 5.45	years	7	years	10	years
Expected volatility	25.37 – 25.41%		25.18%		18.10%
Note 4—Commitments and Contingencies
Merger Agreement with the City of Nashua and Prior Eminent Domain Proceedings
In 2002, the City of Nashua (the “City”) began an effort to acquire all or a significant portion of Pennichuck Water’s assets through an eminent domain proceeding under New Hampshire Revised Statutes Annotated Chapter 38, as well as the assets of the Company’s Pennichuck East and Pittsfield Aqueduct utility subsidiaries. As discussed in Note 1, on November 11, 2010, we entered into a definitive merger agreement (the “Merger Agreement”) with the City pursuant to which the City will, subject to a number of conditions precedent, purchase all the outstanding common stock and common stock equivalents of Pennichuck Corporation for $29.00 per share. Pursuant to the terms of the Settlement Agreement, entered into contemporaneously with the Merger Agreement, the Company and the City have agreed that this transaction constitutes full settlement of their eminent domain dispute.

History of the City of Nashua’s Eminent Domain Proceedings and the Merger Agreement
We entered into an agreement in April 2002 to be acquired by merger with Aqua America, Inc. (formerly Philadelphia Suburban Corporation). The merger was subject to several conditions, including approval by our shareholders and approval by the NHPUC. In February 2003, before we submitted the merger to our shareholders, we and Aqua America agreed to abandon the proposed transaction because of actions taken by the City to acquire our assets by eminent domain.
The City’s Mayor at that time stated his opposition to our proposed merger with Aqua America after we announced it. In November 2002, the City of Nashua Board of Aldermen adopted a formal resolution to hold a City-wide referendum to approve the initiation of an eminent domain proceeding or other acquisition of all or a portion of Pennichuck Water’s system serving the residents of the City and others. In January 2003, the City of Nashua residents approved the referendum.
In March 2004, as part of the eminent domain process, the City filed a petition with the NHPUC seeking approval to acquire all of our water utility assets, whether or not related to our Nashua service area. The NHPUC ruled in January 2005 that the City could not use the eminent domain procedure to acquire any of the assets of Pennichuck East or Pittsfield Aqueduct, and that, with regard to the assets of Pennichuck Water, the question of which assets, if any, could be taken by the City was dependent on a determination to be made by the NHPUC after a hearing as to what was in the public interest.
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
Subsequently, both the Company and the City filed appeals with the Supreme Court. On March 25, 2010, the Court issued its decision, unanimously affirming the NHPUC’s ruling in its entirety. Following the Court’s decision, neither party filed a request for rehearing with the Court and, accordingly, on April 7, 2010, the Court issued its mandate to the NHPUC and its July 25, 2008 order became effective.

Separately, under RSA 38:13, the City has 90 days from the date of the final determination of the price to be paid for the assets of Pennichuck Water to decide whether or not to issue the debt necessary to fund the taking of the Pennichuck Water assets upon the terms set forth in the NHPUC’s July 25, 2008 order. On June 30, 2010, our Company and the City jointly filed a motion with the NHPUC requesting a scheduling order for the purpose of establishing a process by which the eminent domain valuation of the plant and property of Pennichuck Water would be updated and to make a final determination of the price to be paid for such property and equipment. The Company and the City agreed that the final valuation should be determined by adjusting the preliminary $203 million purchase price set forth in the NHPUC’s Order by an amount equal to the additions and retirements and accumulated depreciation reserves with respect to assets placed in service, or retired from service, after December 31, 2008, consistent with the asset updating approach used by the NHPUC. In the joint motion, the Company and the City indicated that they remained interested in reaching a negotiated resolution of the proceeding, which could include a possible sale of the stock of the Company to the City and they took the position that in the case of a the negotiated transaction submitted to the NHPUC the price agreed to would constitute the final determination of price. A final determination of the price triggers a 90 day statutory period, established pursuant to RSA 38:13, for the City to decide whether or not to issue the debt necessary to fund the taking of the Pennichuck Water assets.
On November 11, 2010, the City and the Company signed the Merger Agreement pursuant to which the City will, subject to a number of conditions precedent and contingencies, purchase all of the outstanding common stock and common stock equivalents of the Company for $29.00 per share, or approximately $138 million, in cash. On January, 11, 2011, the City’s Board of Aldermen voted 14 — 1 to approve and ratify the price and the Merger Agreement and authorize the related financing.
The merger is subject to approval by the holders of not less than two-thirds of our outstanding shares of common stock and also regulatory approval by the NHPUC. The City’s obligation to complete the transaction is subject to there being no burdensome approval conditions imposed by the NHPUC that would materially adversely affect the City’s expected economic benefits from the transaction as well the City’s ability to obtain appropriate financing after all the conditions precedent (including those specified above and other customary closing conditions) have been met.
The initial scheduling hearing of the NHPUC occurred on February 24, 2011. Final hearings on the matter are scheduled for July 27 through July 29, 2011. We are unable to predict if, or when, the closing will occur but we believe it is not likely to occur prior to the fourth quarter of 2011.
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

The Town of Bedford, New Hampshire voted at its town meeting in March 2005 to take by eminent domain our assets within Bedford for purposes of establishing a water utility, and, by letter dated April 4, 2005, inquired whether our Company, and any relevant wholly-owned subsidiary of our Company, was willing to sell its assets to Bedford. We responded by informing the Town that we did not wish to sell those assets located in Bedford that are owned by any of our subsidiaries. We have not received a response to our letter, and since the date of the Town’s letter to us, the Town has taken no further legal steps required to pursue eminent domain under New Hampshire RSA Chapter 38. During the NHPUC hearing regarding the proposed eminent domain taking by the City of Nashua, the witness for the Town of Bedford testified that the Town’s interest in a possible taking of assets of our Company related to a situation in which the City might acquire less than all of our Company’s assets, leaving the system in Bedford as part of a significantly smaller utility.
Our Company cannot predict the ultimate outcome of these matters.
Operating Leases
We lease our corporate office space as well as certain office equipment under operating lease agreements. Total rent expense was approximately $346,000, $327,000 and $258,000 for the years ended December 31, 2010, 2009 and 2008, respectively.
Our remaining lease commitments for our corporate office space and leased equipment as of December 31, 2010 were as follows:

(in thousands)	Amount

2011	$320
2012	303
2013	170
2014	—
2015	—

Total	$793

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
In 2009, we determined that our real estate operations conducted through Southwood should no longer be considered a reportable business segment due to the sale and dissolution of substantially all of Southwood’s joint ventures and the expectation of limited real estate activities for the foreseeable future. Beginning in 2009, the line titled “Other”, which previously included primarily parent company activity, including eminent domain-related expenses, now also includes the activities of Southwood. Prior to 2009, Southwood’s activities were considered a reportable segment and were reported on the line titled “Real estate operations”. The line titled “Other” is not a reportable segment and is shown only to reconcile to the total amounts shown in our Consolidated Financial Statements.
The following table presents information about our primary business segments as of and for the years ended December 31:

(in thousands)	2010	2009	2008

Operating revenues:
Regulated water utility operations	$34,022	$29,993	$28,303
Water management services	2,461	2,770	2,647
Real estate operations	N/A	N/A	20
Other	9	9	9

Total operating revenues	$36,492	$32,772	$30,979

Equity method net (loss) earnings:
Regulated water utility operations	$—	$—	$—
Water management services	—	—	—
Real estate operations	N/A	N/A	3,390
Other	(7)	(4)	—

Total equity method net (loss) earnings	$(7)	$(4)	$3,390

Interest income:
Regulated water utility operations	$2	$—	$16
Water management services	—	—	—
Real estate operations	N/A	N/A	—
Other	—	1	171

Total interest income	$2	$1	$187

(in thousands)	2010	2009	2008

Interest expense:
Regulated water utility operations	$3,361	$3,578	$3,617
Water management services	—	—	—
Real estate operations	N/A	N/A	—
Other	8	80	32

Total interest expense	$3,369	$3,658	$3,649

Provision (benefit) for income taxes:
Regulated water utility operations	$2,517	$1,665	$1,597
Water management services	82	133	148
Real estate operations	N/A	N/A	1,141
Other	(200)	(235)	(143)

Total provision for income taxes	$2,399	$1,563	$2,743

Net income (loss):
Regulated water utility operations	$3,987	$2,484	$2,521
Water management services	125	191	224
Real estate operations	N/A	N/A	2,219
Other	(331)	(293)	(243)

Total net income	$3,781	$2,382	$4,721

Allocated parent expenses:
Regulated water utility operations	$919	$926	$941
Water management services	33	42	43
Real estate operations	N/A	N/A	8
Other	7	7	—

Total allocated parent expenses	$959	$975	$992

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
Within the regulated water utility business segment, one customer accounted for approximately 8.0%, 8.5% and 8.4% of water utility revenues in 2010, 2009 and 2008, respectively. During 2010, 2009 and 2008, the regulated water utility segment recorded approximately $2.7 million, $2.6 million and $2.4 million, respectively, in water revenues which were derived from fire protection and other billings to this customer. As of December 31, 2010, 2009 and 2008, this customer accounted for approximately 9.9%, 8.7% and 8.3% of total accounts receivable, respectively.

The following table presents information about our two primary business segments as of and for the years ended December 31:

(in thousands)	2010	2009	2008

Total assets:
Regulated water utility operations	$176,098	$171,073	$165,280
Water management services	127	319	159
Real estate operations	N/A	N/A	2,394
Other	5,376	6,213	7,121

Total assets	$181,601	$177,605	$174,954

Purchases of property, plant and equipment:
Regulated water utility operations	$8,499	$8,084	$14,420
Water management services	—	—	5
Real estate operations	N/A	N/A	—
Other	—	—	—

Total purchases of property, plant and equipment	$8,499	$8,084	$14,425

Depreciation and amortization expense:
Regulated water utility operations	$4,446	$4,262	$4,171
Water management services	5	9	12
Real estate operations	N/A	N/A	—
Other	8	15	18

Total depreciation and amortization expense	$4,459	$4,286	$4,201

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

For assets and liabilities measured at fair value on a recurring basis, the fair value measurement by levels within the fair value hierarchy used as of December 31, 2010 and 2009 were as follows:

(in thousands)	December 31, 2010	Level 1	Level 2	Level 3

Interest rate swap	$(314)	$—	$(314)	$—

(in thousands)	December 31, 2009	Level 1	Level 2	Level 3

Interest rate swap	$—	$—	$—	$—

The carrying value of certain financial instruments included in the accompanying consolidated balance sheet, along with the related fair value, as of December 31, 2010 and 2009 was as follows:

	2010		2009
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value

Liabilities:
Long-term debt	$(60,719)	$(55,349)	$(60,176)	$(55,794)
Interest rate swap liability	(314)	(314)	—	—
The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration. The fair value for long-term debt shown above does not purport to represent the amounts at which those debt obligations would be settled. The fair market value of our interest rate swap, which was entered into in the first quarter of 2010, represents the estimated cost to terminate this agreement as of December 31, 2010 based upon the then-current interest rates and the related credit risk.
The carrying values of our cash and cash equivalents, line of credit and accounts receivable approximate their fair values because of their short maturity dates.
Note 7—Equity Investments in Unconsolidated Companies
As of December 31, 2010 and 2009, Southwood held a 50 percent ownership interest in a limited liability company known as HECOP IV. HECOP IV, whose assets and liabilities are not included in the accompanying consolidated balance sheets, owns approximately nine acres of undeveloped land in Merrimack, New Hampshire. The remaining ownership interest in HECOP IV is held by John P. Stabile II (“Stabile”), principal owner of H.J. Stabile & Son, Inc. The short-term cash needs of HECOP IV are expected to be funded by its partners on an on-going basis and are not expected to be significant.

Until December 2008, Southwood also held a 50 percent ownership interest in three other limited liability companies known as HECOP I, HECOP II and HECOP III. All, or most, of the remaining ownership interest in each of these companies was held by Stabile. “Net (loss) earnings from investments accounted for under the equity method” for the year ended December 31, 2008 included a non-recurring, non-operating, after state tax gain of approximately $3.4 million ($2.3 million after federal income taxes) from the January 2008 sale of the three commercial real estate properties that were owned by HECOP’s I — III. The land and office buildings sold comprised substantially all of the assets of HECOP’s I — III. Consequently, these three entities were dissolved in December 2008. For the year ended December 31, 2008, cash distributions received from HECOP’s I — III totaled $3.8 million.
Southwood uses the equity method of accounting for its investments in joint ventures and accordingly, its investment is adjusted for its share of earnings or losses and for any distributions or dividends received from the joint ventures. For the years ended December 31, 2010, 2009 and 2008, Southwood’s share of earnings or losses from its investments in joint ventures was approximately $(7,000), $(4,000) and $3.4 million, respectively. Southwood’s share of earnings or losses are included under “Net (loss) earnings from investments accounted for under the equity method” in the accompanying consolidated statements of income.
Note 8—Income Taxes
The components of the federal and state income tax provision as of December 31, 2010, 2009 and 2008 were as follows:

(in thousands)	2010	2009	2008

Federal	$1,937	$1,190	$2,427
State	495	406	349
Amortization of investment tax credits	(33)	(33)	(33)

Total	$2,399	$1,563	$2,743

Current	$661	$161	$698
Deferred	1,738	1,402	2,045

Total	$2,399	$1,563	$2,743

The following is a reconciliation between the statutory federal income tax rate and the effective income tax rate for 2010, 2009 and 2008:

	2010	2009	2008

Statutory federal rate	34.0%	34.0%	34.0%
State tax rate, net of federal benefit	5.3%	6.8%	3.1%
Permanent differences	0.1%	—	0.1%
Amortization of investment tax credits	(0.6)%	(0.9)%	(0.5)%
Other	—	(0.3)%	—

Effective tax rate	38.8%	39.6%	36.7%

The State of New Hampshire income tax liability on income attributable to our Company’s joint ventures is imposed at the limited liability company level, and not at the Pennichuck Corporation level (in contrast to federal income taxes). Therefore, State of New Hampshire income taxes in the amount of approximately $-0-, $-0- and $217,000 were reflected in 2010, 2009 and 2008, respectively, under “Net (loss) earnings from investments accounted for under the equity method” in the accompanying consolidated statements of income.
The temporary items that give rise to the net deferred tax liability as of December 31, 2010 and 2009 were as follows:

(in thousands)	2010	2009

Liabilities:
Property-related, net	$22,021	$19,733
Pension deferred asset	1,589	1,505
Other	1,116	878

Total liabilities	24,726	22,116

Assets:
Pension accrued liability	1,831	1,597
Federal net operating loss carryforward	862	1,555
Alternative minimum tax credit	374	374
NH Business Enterprise Tax credits	161	360
Other	2,318	1,009

Total assets	5,546	4,895

Net deferred income tax liability	19,180	17,221
Less current deferred tax asset	—	1,555

Net non-current deferred tax liability	$19,180	$18,776

We had a federal net operating loss in 2009 in the amount of approximately $4.1 million. The net operating loss, which can be carried forward until the year 2029, is expected to be partially utilized in 2010 in the amount of $1.6 million with the balance of $2.5 million carried forward to 2011. The benefit of the net operating loss carried forward is approximately $862,000 and is included in Deferred Income Taxes in the Consolidated Balance Sheet as of December 31, 2010.
As of December 31, 2010, we estimated approximately $374,000 of cumulative federal alternative minimum tax credits that may be carried forward indefinitely as a credit against our regular tax liability.

As of December 31, 2010, we had New Hampshire Business Enterprise Tax (“NHBET”) credits as follows:

Year of	Original	Remaining	Year of
Origination	Amount	Amount	Expiration
(in thousands)
2009	$104	$54	2014
2010	107	107	2015

Total	$211	$161

We anticipate that we will fully utilize our remaining NHBET credits before they expire and, therefore, we have not recorded a valuation allowance.
Investment tax credits resulting from utility plant additions are deferred and amortized. The unamortized investment tax credits are being amortized through the year 2033.
We had a regulatory liability related to income taxes of approximately $890,000 and $839,000 as of December 31, 2010 and 2009, respectively. This represents the amount of deferred taxes recorded at rates higher than currently enacted rates and the impact of deferred investment tax credits on future revenue.
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
We file income tax returns in the U.S. federal jurisdiction, the State of New Hampshire and the Commonwealth of Massachusetts. Our 2007 through 2009 tax years remain subject to examination by the Internal Revenue Service and state jurisdictions. Recently, we were notified that our 2009 Federal Income Tax Return will be examined by the Internal Revenue Service.
Our practice is to recognize interest and/or penalties related to income tax matters in other income (expense). We recorded such interest and/or penalties during the years ended December 31, 2010, 2009 and 2008 in the amounts of approximately $0, $3,000 and $4,000, respectively.

Note 9—Debt
Long-term debt as of December 31, 2010 and 2009 consisted of the following:

(in thousands)	2010	2009

Unsecured senior notes payable due to an insurance company:
7.40%, due March 1, 2021	$6,400	$6,800
5.00%, due March 4, 2010	—	5,000
Unsecured Business Finance Authority:
Revenue Bond (2005 Series BC-4), 5.375%, due October 1, 2035	12,290	12,500
Revenue Bond (2005 Series BC-3), 5.00%, due April 1, 2018	7,500	7,500
Revenue Bond (2005 Series A), 4.70%, due October 1, 2035	12,125	12,125
Revenue Bond (Series 2005A), 4.70%, due January 1, 2035	1,810	1,810
Revenue Bond (Series 2005B), 4.60%, due January 1, 2030	2,325	2,335
Revenue Bond (Series 2005C), 4.50%, due January 1, 2025	1,180	1,205
Revenue Bond (Series 2005D), 4.50%, due January 1, 2025	1,000	1,075
Revenue Bond, 1997, 6.30%, due May 1, 2022	3,400	3,600
Secured notes payable to bank, floating-rate, due March 1, 2030	4,384	—
Unsecured New Hampshire State Revolving Fund (“SRF”) notes (1)	8,605	6,538

Total long-term debt	61,019	60,488
Less current portion	(1,053)	(5,897)
Less original issue discount	(300)	(312)

Total long-term debt, net of current portion	$59,666	$54,279

(1)
SRF notes are due through 2031 at interest rates ranging from 1% to 4.488%. These notes are payable in 120 to 240 consecutive monthly installments of principal and interest. The 1% rate applies to construction projects still in process until the earlier of (i) the date of substantial completion of the improvements, or (ii) various dates specified in the note (such earlier date being the interest rate change date). Commencing on the interest rate change date, the interest rate changes to the lower of (i) the rate as stated in the note or (ii) 80% of the established 11 General Obligations Bond Index published during the specified time period before the interest rate change date.

The aggregate principal payment requirements subsequent to December 31, 2010 are as follows:

(in thousands)	Amount

2011	$1,053
2012	1,105
2013	1,107
2014	1,121
2015	1,153
2016 and thereafter	55,480

Total	$61,019

Certain covenants (as described below) in Pennichuck Water’s and Pennichuck East’s loan agreements and in our Bank of America revolving credit loan agreement effectively restrict our ability to upstream dividends from Pennichuck Water and Pennichuck East, as well as pay dividends to our shareholders.

Several of Pennichuck Water’s loan agreements contain a covenant that prevents Pennichuck Water from declaring dividends if Pennichuck Water does not maintain a minimum net worth of $4.5 million. As of December 31, 2010 and 2009, Pennichuck Water’s net worth was $53.1 million and $52.6 million, respectively.
One of Pennichuck East’s loan agreements contains a covenant that prevents Pennichuck East from declaring dividends if Pennichuck East does not maintain a minimum net worth of $1.5 million. As of December 31, 2010 and 2009, Pennichuck East’s net worth was $7.0 million and $5.6 million, respectively.
Our Bank of America revolving credit loan agreement contains a covenant that requires us to maintain a minimum consolidated tangible net worth of $46.0 million ($37.0 million plus equity proceeds subsequent to December 2007). As of December 31, 2010 and 2009, our consolidated tangible net worth was $56.2 million and $55.2 million, respectively.
Our Company has available a revolving credit facility with a bank. Borrowings under the revolving credit facility bear interest at a variable rate equal to the 30-day LIBOR rate plus a range of 1.2% to 1.7% based on financial ratios. The revolving credit facility matures on June 30, 2011 and is subject to renewal and extension by the bank at that time.
Our short-term borrowing activity for the years ended December 31, 2010 and 2009 were:

(in thousands)	2010	2009

Established line at year end	$16,000	$16,000
Maximum amount outstanding during year	$645	$3,765
Average amount outstanding during year	$16	$2,058
Amount outstanding at year end	$—	$—
Weighted average interest rate during year	3.25%	3.19%
Interest rate at year end	3.25%	3.25%
In addition, Pennichuck East has a $1.5 million revolving credit facility with a bank which was established on February 9, 2010. Borrowings under this facility are subject to variable interest rates equal to either a quoted rate at the time of any borrowings or LIBOR rates plus 1.75%, based upon the timeframe for which monies are borrowed, ranging from 30 days to nine months in duration. This facility matures on February 9, 2012, and no borrowings have been made against this facility during its existence.
As of December 31, 2010, we had a $4.4 million interest rate swap which qualifies as a derivative. This financial derivative is designated as a cash flow hedge. This financial instrument is used to mitigate interest rate risk associated with our outstanding $4.4 million loan which has a floating interest rate based on the three-month London Interbank Offered Rate (“LIBOR”) plus 1.75% as of December 31, 2010. The combined effect of the LIBOR-based borrowing formula and the swap produces an “all-in fixed borrowing cost” equal to 5.95%. The fair value of the financial derivative, as of December 31, 2010, included in our consolidated balance sheet under “Deferred credits and other reserves” as “Other liabilities” was $314,000. Changes in the fair value of this derivative were deferred in accumulated other comprehensive loss.

Swap settlements are recorded in the income statement with the hedged item as interest expense. During the twelve months ended December 31, 2010, $145,000, pre-tax, was reclassified from accumulated other comprehensive loss to interest expense as a result of swap settlements. We expect to reclassify approximately $167,000, pre-tax, from accumulated other comprehensive loss to interest expense as a result of swap settlements, over the next twelve months.
Note 10—Shareholder Rights Plan
On April 20, 2000, our Board of Directors (“Board”) adopted a shareholder rights plan and declared a dividend of one preferred share purchase right (“Right”) for each outstanding share of common stock, $1.00 par value. The Rights become exercisable in the event that a person or group acquires, or commences a tender or exchange offer to acquire, more than 15% (up to 20% with the prior approval of the Board of Directors) of our Company’s outstanding common stock.
Effective March 24, 2010, our Board voted unanimously to extend the expiration date of the Rights under the rights plan from April 19, 2010 to November 1, 2010. Effective October 29, 2010, our Board voted unanimously to extend the expiration date of the Rights under the rights plan from November 1, 2010 to the date of the 2011 annual meeting of our Company’s shareholders, which is expected to be on May 5, 2011. Concurrent with its vote approving the extension of the expiration date of the Rights, the Board also reaffirmed its previously adopted resolution that any extension of the expiration date of the Rights beyond the date of our Company’s 2011 annual meeting of shareholders would be subject to a majority shareholder vote at that meeting. Effective November 11, 2010, we amended the rights plan pursuant to which the execution and delivery of the Merger Agreement, the consummation of the merger, and the consummation of any other transaction contemplated by the Merger Agreement will not be deemed to result in events that authorize the exercise of the Rights under our rights plan.
Note 11—Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
(in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter

Year Ended December 31, 2010:
Operating revenues	$7,394	$9,135	$11,765	$8,198
Operating Income	1,055	2,631	4,762	1,648
Net income	75	996	2,273	437
Earnings per common share
Basic	0.02	0.21	0.49	0.09
Diluted	0.02	0.21	0.48	0.09

Year Ended December 31, 2009:
Operating revenues	$7,023	$8,452	$9,473	$7,824
Operating Income	830	2,239	3,516	1,407
Net (loss) income	(68)	763	1,374	313
(Loss) earnings per common share
Basic	(0.02)	0.18	0.32	0.07
Diluted	(0.02)	0.18	0.32	0.07

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
Based on their evaluation, the principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Annual Report on Form 10-K to provide assurance that (i) information relating to the Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and (ii) information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
ParenteBeard LLC, our independent registered public accounting firm, has audited the Company’s effectiveness of internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission. Management’s Report and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting are set forth in Part II, Item 8 in this Annual Report on Form 10-K.
There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors of the Company
Joseph A. Bellavance — Mr. Bellavance has been a director since 1983. Mr. Bellavance is Chairman of Bellavance Beverage Company, Inc., and President of Bellavance Realty Corporation, in Nashua. Since 1963, Mr. Bellavance has managed every aspect of his family-owned beverage distributorship, which has been operating in Nashua for over 100 years. During this time, Mr. Bellavance has developed a close working relationship with Anheuser-Busch, Pennichuck’s largest industrial customer. He has also been a joint owner/manager of PROSIT, LLC, which is principally involved with the ownership and management of real estate, since August 2003. Mr. Bellavance received his Bachelor of Science degree in Business Administration from the University of New Hampshire. He is a director and past president of the New Hampshire Wholesale Beverage Association, a director of “New Hampshire The Beautiful,” a member of the Nashua Rotary Club and previously served as a director of the National Beer Wholesalers’ Association.
Steven F. Bolander — Dr. Bolander has been a director since April 2004. Dr. Bolander is Dean Emeritus of the University of New Hampshire’s Whittemore School of Business and Economics. He has been a consultant to BAE Systems since October 2003 and has consulted with over 50 major corporations during the past 30 years. He holds a Doctor of Business Administration degree from Kent State University, a Master of Business Administration degree from the University of Colorado, and a Bachelor of Science in Chemistry degree from Iowa Wesleyan College.
Clarence A. Davis — Mr. Davis is the former Chief Executive Officer of Nestor, Inc. (NasdaqG: NEST), a software solution company, 2007 — 2009. He is the former Chief Operating Officer (2000 - 2005) and Chief Financial Officer (1998 — 2000) of The American Institute of Certified Public Accountants (“AICPA”). He earned a BS in accounting at Long Island University and is a Certified Public Accountant. He serves on the Board of Directors of Gabelli SRI Fund, Gabelli Global Deal Fund, Telephone and Data Systems, Inc. and Sonesta International Hotels.
Michael I. German — Mr. German is Chief Executive Officer and President of Corning Natural Gas Corporation (OTCBB: CNIG), a position he has held since December 2006. He has served as a director of Corning since November 2006. From August 2005 through December 2006, Mr. German was Senior Vice President, Utility Operation of Southern Union Company. From 2003 until 2005, he was President of Southern Connecticut Gas, Connecticut Natural Gas and Maine Natural Gas, all subsidiaries of Energy East Corporation, a publicly-held energy services and delivery provider. Mr. German has a BA degree from Trinity College and an MBA from Columbia University. He also has a JD from Boston University and is a member of the District of Columbia Bar. Mr. German serves on the Board of Directors of Three Rivers Development Corporation, American Gas Association and Northeast Gas Association. He also serves as a Trustee of Adirondack Park Institute.

Janet M. Hansen — Ms. Hansen worked in the water utility industry for 30 years until her retirement in 2005. She was Executive Vice President of Aquarion Company, the largest investor owned water utility in New England, from 1995 to 2005 and its Chief Financial Officer from 1992 to 2000. She was Chairman of Aquarion Water Company, Aquarion Company’s principal operating subsidiary, from 2003 to 2005 and its CEO from 2000 to 2003. Ms. Hansen has been a member of the Board of Directors of Peoples United Financial Inc., (NasdaqGS: PBCT), a bank holding company, since 2004. She serves on their Executive Committee and Audit Committee, on which she has been designated the Audit Committee Financial Expert. She also serves on the Boards of Directors of Bridgeport Hospital and the University of Connecticut Foundation.
Robert P. Keller — Mr. Keller has been a director since 1983. Mr. Keller is a Certified Public Accountant. Since November 2003, he has been managing director of Triumph Investment Funds (two community bank private equity funds) located in Bedford, New Hampshire. From March 2002 until May 2003, he was Chairman and Chief Executive Officer of InStar Services Group, Inc. (a nationwide provider of insurance restorations and reconstruction services), headquartered in Fort Worth, Texas. Since September 2002, he has served as Chairman of the Board of Directors and Chairman of the Compensation Committee of Security Business Bank of San Diego and as Chairman of Security Business Bancorp, Inc (OTCBB: SBBC). In addition, he is a director of Homeland Renewable Energy, Inc. (“HRE”), a biomass power company in Newtown, Pennsylvania, and serves as a member of HRE’s Compensation and Audit Committees. Mr. Keller is also the Chairman of the Board of Directors of First State Bank in Cranford, New Jersey
John R. Kreick — Dr. Kreick has been a director since 1998 and was elected Chairman of Pennichuck’s Board of Directors in September 2003. Dr. Kreick served as our interim Chief Executive Officer from April 2, 2003 until August 4, 2003. He previously served as President of Lockheed Sanders from 1989 to 1998 and as a Vice President of the Lockheed Martin Corporation (NYSE: LMT) from 1988 until 1998. Dr. Kreick was elected a director of Draper Lab in January 2001, and Chairman of its Board in October 2001. He completed his term as a Draper director in October 2008. He was elected a director of EMS Technologies, Inc. (NasdaqGS: ELMG), a public company, in February of 2003. He consults for various companies, including Lockheed Martin and BAE Systems. Dr. Kreick received his Bachelor of Science degree in physics from the University of Michigan in 1965. As a Rackman graduate fellow, he worked at the University’s Space Physics Research Laboratory and received his Masters of Science degree in physics in 1966. He received his Ph.D. in theoretical physics from the University of Michigan in 1969 and he holds eight patents in infrared and electro-optical technology. He has also served on numerous Department of Defense panels and committees. In 1993, Dr. Kreick received the Electronic Warfare Association’s highest award—the Gold Medal of Electronic Warfare and is a recipient of Aviation Week magazine’s Aerospace Laurels Award for his long-term contributions to electronic warfare.
Hannah M. McCarthy — Ms. McCarthy has been a director since 1994 and served as interim Chief Executive Officer of the Company from April 15, 2006 until August 21, 2006. Since September 1, 2006, Ms. McCarthy has been serving as President of Newbury College in Brookline, Massachusetts, a position she accepted immediately following her five months as interim President and Chief Executive Officer of Pennichuck Corporation. She was named President Emeritus of Daniel Webster College in Nashua, where she was President for 25 years, when she stepped down from that post in June 2005. She earned her Bachelor of Arts degree at Simmons College, and did graduate work at Rivier College and Southern New Hampshire University. Ms. McCarthy has served as a director of the Boys and Girls Club of Nashua, the New Hampshire Charitable Foundation, and the Foundation of International Society of Transport Aircraft Traders.

Duane C. Montopoli — Mr. Montopoli has been President, Chief Executive Officer and a director of Pennichuck since he joined the Company in August 2006. He brought to Pennichuck more than 30 years business experience including 16 years as a CEO. From January 2005 until joining Pennichuck, Mr. Montopoli was Principal of Montopoli & Company LLC of North Andover, MA, which he founded to provide management consulting services. During this period, from February 2005 until January 2006, he worked as a Senior Consultant for LoftusGroup LLC of Greenwich, Connecticut, a management consulting firm. From February 2002 until October 2004, Mr. Montopoli was employed by Hitchiner Manufacturing Co., Inc. of Milford, New Hampshire, first as Chief Financial Officer until April 2002 and thereafter as President and Chief Executive Officer. Hitchiner is a privately-held manufacturer of ferrous investment cast metal parts and assemblies. From 1998 until 2000, Mr. Montopoli served as Chief Executive Officer of Medical Resources, Inc. of Hackensack, New Jersey, formerly a NASDAQ-listed provider of outpatient diagnostic imaging services. From 1986 until 1998, he served as Chief Executive Officer of Chemfab Corporation of Merrimack, New Hampshire, formerly a NYSE-listed manufacturer of polymer-based engineered products. He began his career in public accounting with Arthur Young & Company, a predecessor firm of Ernst & Young LLP, where he rose to the level of general partner. Mr. Montopoli completed the Advanced Management Program at Harvard Business School in 1997, received his MBA degree from Golden Gate University in San Francisco in 1978, and received his BBA degree from the University of Cincinnati in 1972 where he graduated magna cum laude. He is a director of Southworth International Group, Inc. of Falmouth, Maine, a privately-held manufacturer and distributor of vertical lifting and positioning products.
James M. Murphy — Mr. Murphy is Chairman of Q10 Capital, LLC, a national mortgage banking firm (owned and operated by 18 independent mortgage bankers), a position he has held since November of 2003, and Founder and Chairman of Q10 New England Realty Resources, an independent mortgage banking company, a position he has held since July of 1982. Prior to founding Q10 New England Realty Resources, Mr. Murphy held executive position in the investment departments of Mass Mutual Life Insurance Company and Union Mutual Life Insurance Company. Mr. Murphy has been a Certified Mortgage Banker since 1999, a member of the Society of Chartered Realty Investors since July of 2005 and a director since 2006, and has held a State Certified Appraiser designation since February 1993. Mr. Murphy has been a director of the Mortgage Bankers Association of America since 2000 and was the Association’s Chairman in 2002. Mr. Murphy is also a Director of The Francis Ouimet Scholarship Fund. He also has held public office as Chairman of the Board of Selectmen in his home town of Duxbury, MA.
Martha E. O’Neill — Ms. O’Neill is a third-generation director of Pennichuck who has been serving on the Board since 1998. Ms. O’Neill has been practicing as an attorney with the Nashua law firm of Clancy & O’Neill, P.A. since 1982, and is currently President of the firm. She is a graduate of Wellesley College and Georgetown University Law Center. Ms. O’Neill serves on the Rivier College Board of Trustees, Mary A. Sweeney Home Board of Trustees, Charles H. Nutt Surgical Hospital Board, the Boys & Girls Club of Greater Nashua, Inc. Charitable Foundation Board of Trustees, the Currier Museum of Art Advisory Council, the Bishop’s Charitable Assistance Fund, the J. Wilfred Anctil Foundation and the Southern New Hampshire Medical Center Board of Trustees.

Executive Officers
Duane C. Montopoli — Mr. Montopoli is our President and Chief Executive Officer. Further information regarding Mr. Montopoli may be found in Part III. Item 10 “Directors of the Company” of this Annual Report on Form 10-K. He is 62 years old.
Thomas C. Leonard — Mr. Leonard assumed the position of Senior Vice President — Finance, Treasurer and Chief Financial Officer of Pennichuck Corporation on July 7, 2008. From June 2006 until July 2008, he served as Vice President of CRA International (NasdaqGS: CRAI), an economics and finance based litigation consulting firm in Boston, Massachusetts, where he was responsible for providing expert accounting services. From December 2002 to May 2006, Mr. Leonard served as Managing Director of Huron Consulting Group (NasdaqGS: HURN), a litigation consulting firm in Boston, Massachusetts and Washington D.C., where he evaluated financial matters and provided forensic analysis. He is a member of the Board of Directors of Kadant Inc. (NYSE: KAI) where he chairs the Audit Committee and is a member of the Compensation Committee. Mr. Leonard is a Certified Public Accountant and is 56 years old.
Donald L. Ware — Mr. Ware was appointed President of Pennichuck Water Works, Inc. and our other water utilities on March 17, 2006. Mr. Ware has been our Vice President of Engineering since 1996, and has been Senior Vice President, Operations and Chief Engineer for Pennichuck Water Works, Inc. since May 2004. He has also been a Vice President and director of Pennichuck Water Service Corporation since 1995, and a director of Pennichuck East Utility, Inc. and Pittsfield Aqueduct Company, Inc. since 1998. He holds a Bachelor of Science degree in Civil Engineering from Bucknell University and is a licensed professional engineer in New Hampshire, Massachusetts and Maine. He also holds a Masters of Business Administration degree from the Whittemore Business School at the University of New Hampshire. Mr. Ware is 54 years old.
Stephen J. Densberger — Mr. Densberger is our Executive Vice President and has been affiliated with Pennichuck since 1974. Mr. Densberger was the Treasurer of Pennichuck from 1978 to 1983. He also served as President and a director of Pennichuck Water Service Corporation since 1995 and as a director of Pittsfield Aqueduct Company, Inc. and of Pennichuck East Utility, Inc. since 1998. Mr. Densberger is a graduate of Assumption College and holds a Master of Business Administration degree from the Whittemore School of Business and Economics of the University of New Hampshire. He is an active member and past President of the New Hampshire Water Works Association and past President of the New England Water Works Association. Mr. Densberger serves as a Trustee and Chair of the Management Division of the American Water Works Association. He is a Councilor on the New Hampshire Department of Environmental Services Water Council and a former Alderman in the city of Nashua. Mr. Densberger is 60 years old.

Roland E. Olivier — Mr. Olivier assumed the position of General Counsel and Corporate Secretary of Pennichuck Corporation and President of the Southwood Corporation on August 25, 2008. He has served as director of Pennichuck East Utility, Inc., Pittsfield Aqueduct Company, Inc. and Pennichuck Water Service Corporation since 2009. From 2003 until August 2008, he was the Corporate Counsel to Hitchiner Manufacturing Co., Inc. in Milford, New Hampshire, one of New Hampshire’s largest manufacturing companies. At Hitchiner, Mr. Olivier reported to the President of the company, was a member of the company’s senior management committee and the Assistant Secretary to the Board of Directors. He has been practicing law for over thirty years and specializes in corporate, regulatory, mergers and acquisitions, technology, intellectual property and international law. Mr. Olivier earned a BS at the U.S. Military Academy, West Point, New York and a JD at Columbus School of Law at Catholic University of America. Over the past 13 years, Mr. Olivier has also been actively involved in leadership positions and as a member of the board for a number of non-profit organizations, state boards and advisory councils in New Hampshire. He is a member of the Business and Industry Association (“BIA”) committees for Economic Development, and Energy and Regulated Utilities and a director of the New Hampshire Legends of Hockey. Mr. Olivier has served as the President and Board Member of the NH International Trade Association, Vice-Chairman and Board Member of the Software Association of NH, and Board Member of the New Hampshire licensing Board for state foresters (“Board of Foresters”). He is 64 years old.
Bonalyn J. Hartley — Ms. Hartley has been with Pennichuck since 1979. Since 2001, she has served as Vice President Administration & Regulatory Affairs for Pennichuck Corporation, Pennichuck Water Works, Inc., Pennichuck East Utility, Inc. and Pittsfield Aqueduct Company, Inc. and as a director of Pennichuck East Utility, Inc. and Pittsfield Aqueduct Company, Inc. since 1998. She has also been Vice President Administration and a director of the Pennichuck Water Service Corporation since 1995. Ms. Hartley serves as Pennichuck Corporation’s Corporate Compliance officer. She is a graduate of Rivier College with a Bachelor of Science degree in Business Management. Ms. Hartley is a member of the Finance Committee for Home Health & Hospice, Nashua NH and Director of YMCA of Greater Nashua. She is also a director of the New England Chapter of the National Association of Water Companies and a member of the New England Water Works Association. She is a joint owner of Lakeview Antique Center, LLC. Ms. Hartley is 66 years old.
Further information required by this Item will be contained in the Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2010. Such information is incorporated by reference into this Annual Report on Form 10-K.

Item 11.	EXECUTIVE COMPENSATION
Information required by this Item will be contained in the Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2010. Such information is incorporated by reference into this Annual Report on Form 10-K.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item will be contained in the Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2010. Such information is incorporated by reference into this report.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item will be contained in the Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2010. Such information is incorporated by reference into this Annual Report on Form 10-K.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this Item will be contained in the Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2010. Such information is incorporated by reference into this Annual Report on Form 10-K.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1) The following Consolidated Financial Statements of Pennichuck Corporation and subsidiaries for the year ended December 31, 2010 are included in Part II, Item 8 hereof:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Income for each of the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Shareholders’ Equity for each of the years ended December 31, 2010, 2009 and 2008
Consolidated Statement of Comprehensive Income for each of the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for each of the years ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements
(2) The following Consolidated Financial Statement Schedules of Pennichuck Corporation for each of the years 2010, 2009 and 2008 are included in this Annual Report on Form 10-K:
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
2.1
Agreement and Plan of Merger, dated as of November 11, 2010, by and between Pennichuck Corporation and the City of Nashua, New Hampshire (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 12, 2010 and incorporated herein by reference)

3.1	Restated Articles of Incorporation of Pennichuck Corporation (filed as Exhibit 3.1 to the Company’s 2007 Annual Report on Form 10-K and incorporated herein by reference)

3.2	Bylaws of Pennichuck Corporation (filed as Exhibit 3.2 to the Company’s third quarter 2008 Quarterly Report on Form 10-Q and incorporated herein by reference)

4.1
Rights Agreement dated as of April 20, 2000 between Pennichuck Corporation and Fleet National Bank, as Rights Agent (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A12G, filed on April 21, 2000 and incorporated herein by reference)

4.2
Amendment to Rights Agreement dated October 10, 2001, by and between Pennichuck Corporation and Fleet National Bank (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A12G/A, filed on April 30, 2002 and incorporated herein by reference)

4.3
Second Amendment to Rights Agreement dated January 14, 2002, by and between Pennichuck Corporation and EquiServe Trust Company, N.A. (filed as Exhibit 4.2 to the Company’s Registration Statement on Form 8-A12G/A, filed on April 30, 2002 and incorporated herein by reference)

4.4
Agreement of Substitution and Amendment of Common Shares Rights Agreement dated January 15, 2002, by and between Pennichuck Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.3 to the Company’s Registration Statement on Form 8-A12G/A, filed on April 30, 2002 and incorporated herein by reference)

4.5
Amendment to Rights Agreement dated April 29, 2002, by and between Pennichuck Corporation and American Stock Transfer & Trust Company (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on April 29, 2002 and incorporated herein by reference)

4.6
Dividend Reinvestment and Common Stock Purchase Plan, as amended (included in the prospectus in the Company’s Registration Statement on Form S-3/A, filed on April 8, 2009 and incorporated herein by reference)

4.7
Amendment to Rights Agreement, effective as of August 15, 2006, by and between Pennichuck Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A12G/A, filed on September 25, 2006 and incorporated herein by reference)

Exhibit
Number	Description of Exhibit
4.8
Sixth Amendment to Rights Agreement, effective as of March 2, 2009, by and between Pennichuck Corporation and American Stock Transfer & Trust Company, LLC (filed as Exhibit 4.8 to the Company’s Registration Statement on Form 8-A12G/A, filed on March 5, 2009 and incorporated herein by reference)

4.9
Letter agreement, effective as of March 18, 2009, by and between Pennichuck Corporation and GAMCO Investors, Inc. and its affiliated entities (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 19, 2009 and incorporated herein by reference)

4.10
Seventh Amendment to Rights Agreement, effective as of March 24, 2010, by and between Pennichuck Corporation and American Stock Transfer & Trust Company, LLC (filed as Exhibit 4.10 to the Company’s Registration Statement on Form 8-A12G/A filed on March 26, 2010 and incorporated herein by reference)

4.11
Eighth Amendment to Rights Agreement, effective as of October 29, 2010, by and between Pennichuck Corporation and American Stock Transfer & Trust Company, LLC (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 1, 2010 and incorporated herein by reference)

4.12
Ninth Amendment to Rights Agreement, dated as of November 11, 2010, by and between Pennichuck Corporation and American Stock Transfer & Trust Company, LLC (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 12, 2010 and incorporated herein by reference)

10.1	Reserved

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

10.6	Insurance Funded Deferred Compensation Agreement dated June 13, 1994 (filed as Exhibit 10.9 to the Company’s second quarter 1994 Quarterly Report on Form 10-QSB and incorporated herein by reference)

10.7	Reserved

Exhibit
Number	Description of Exhibit
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

10.13	2010 Executive Officer Bonus Plan dated as of January 28, 2010 (filed as Exhibit 10.1 to the Company’s first quarter 2010 Quarterly Report on Form 10-Q and incorporated herein by reference)

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

10.16
Third Amendment to Lease effective July 27, 2010, by and between Pennichuck Water Works, Inc. and Direct Invest — Heron Cove (filed as Exhibit 10.1 to the Company’s second quarter 2010 Quarterly Report on Form 10-Q and incorporated herein by reference)

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
10.19
Amendment Agreement by and among Pennichuck Corporation, Pennichuck East Utility, Inc., and Fleet National Bank, dated as of April 8, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 14, 2005 and incorporated herein by reference)

10.20
Master Loan and Trust Agreement by and among the Business Finance Authority of the State of New Hampshire, Pennichuck Water Works, Inc. and the Bank of New York Trust Company, N.A., as trustee, dated as of October 1, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 25, 2005 and incorporated herein by reference)

10.21
Employment Agreement, dated as of October 3, 2006, by and between Donald L. Ware and Pennichuck Corporation (filed as Exhibit 10.2 to the Company’s third quarter 2006 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.22
Settlement Agreement, dated as of November 11, 2010, by and between Pennichuck Corporation and the City of Nashua, New Hampshire (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2010 and incorporated herein by reference)

10.23	Addendum Dated October 1, 2008 to Master Loan and Trust Agreement (filed as Exhibit 10.2 to the Company’s third quarter 2008 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.24	Amended and Restated Change of Control Agreement, dated as of November 15, 2010, by and between Pennichuck Corporation and Bonalyn J. Hartley†

10.25
Amended and Restated Change of Control Agreement, dated as of November 15, 2010, by and between Pennichuck Corporation and Stephen J. Densberger (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 19, 2010 and incorporated herein by reference)

10.26
Amendment Agreement, dated as of August 31, 2006, by and among Pennichuck Corporation, Pennichuck Water Works, Inc. and Bank of America, N.A. (successor by merger to Fleet National Bank) (filed as Exhibit 10.7 to the Company’s third quarter 2006 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.27
Amendment Agreement, dated as of August 31, 2006, by and among Pennichuck Corporation, Pennichuck East Utility, Inc. and Bank of America, N.A. (successor by merger to Fleet National Bank) (filed as Exhibit 10.8 to the Company’s third quarter 2006 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.28	Reserved

10.29
First Amendment to Change of Control Agreement, dated as of February 1, 2007, by and between Pennichuck Corporation and Bonalyn J. Hartley (filed as Exhibit 10.29 to the Company’s 2006 Annual Report on Form 10-K and incorporated herein by reference)

10.30	Reserved

Exhibit
Number	Description of Exhibit
10.31
First Amendment to Change of Control Agreement, dated as of February 1, 2007, by and between Pennichuck Corporation and Stephen J. Densberger (filed as Exhibit 10.31 to the Company’s 2006 Annual Report on Form 10-K and incorporated herein by reference)

10.32
Third Amendment to Employment Agreement, dated as of November 15, 2010, by and between Pennichuck Corporation and Donald L. Ware (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 19, 2010 and incorporated herein by reference)

10.33
Change of Control Agreement, dated as of November 15, 2010, by and between Pennichuck Corporation and Thomas C. Leonard (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 19, 2010 and incorporated herein by reference)

10.34
Pennichuck Corporation 2009 Equity Incentive Plan dated as of March 11, 2009 (filed as Exhibit 10.1 to the Company’s first quarter 2009 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.35
Amendment Agreement, dated as of October 19, 2007, by and among Pennichuck Corporation, Pennichuck Water Works, Inc. and Bank of America, N.A. (successor by merger to Fleet National Bank) (filed as Exhibit 10.1 to the Company’s third quarter 2007 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.36
Amendment Agreement, dated as of October 19, 2007, by and among Pennichuck Corporation, Pennichuck East Utility, Inc. and Bank of America, N.A. (successor by merger to Fleet National Bank) (filed as Exhibit 10.2 to the Company’s third quarter 2007 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.37
First Amendment to Master Loan and Trust Agreement, dated as of October 1, 2007, by and among the Business Finance Authority of the State of New Hampshire, Pennichuck Water Works, Inc. and the Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 10.3 to the Company’s third quarter 2007 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.38
Change of Control Agreement, dated as of November 15, 2010, by and between Pennichuck Corporation and Roland E. Olivier (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 19, 2010 and incorporated herein by reference)

10.39
Second Amendment to Change of Control Agreement, dated November 13, 2007, amending the Change of Control Agreement, dated October 25, 2006 by and between Pennichuck Corporation and Stephen J. Densberger (filed as Exhibit 10.39 to the Company’s 2007 Annual Report on Form 10-K and incorporated herein by reference)

10.40
Second Amendment to Change of Control Agreement, dated November 13, 2007, amending the Change of Control Agreement, dated October 25, 2006 by and between Pennichuck Corporation and Bonalyn J. Hartley (filed as Exhibit 10.40 to the Company’s 2007 Annual Report on Form 10-K and incorporated herein by reference)

Exhibit
Number	Description of Exhibit
10.41
First Amendment to Employment Agreement, dated November 9, 2007, amending the Employment Agreement, dated October 24, 2006, by and between Pennichuck Corporation and Duane C. Montopoli (filed as Exhibit 10.41 to the Company’s 2007 Annual Report on Form 10-K and incorporated herein by reference)

10.42
Second Amendment to Employment Agreement, dated as of November 15, 2010, by and between Pennichuck Corporation and Duane C. Montopoli (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2010 and incorporated herein by reference)

10.43
First Amendment to Employment Agreement, dated November 7, 2007, amending the Employment Agreement, dated October 3, 2006 by and between Pennichuck Corporation and Donald L. Ware (filed as Exhibit 10.43 to the Company’s 2007 Annual Report on Form 10-K and incorporated herein by reference)

10.44
Second Amendment to Master Loan and Trust Agreement, dated as of May 1, 2008, by and among the Business Finance Authority of the State of New Hampshire, Pennichuck Water Works, Inc. and the Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 10.3 to the Company’s first quarter 2008 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.45
Letter Agreement dated as of May 19, 2008 by and between Pennichuck Corporation and Thomas C. Leonard (filed as Exhibit 10.1 to the Company’s second quarter 2008 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.46
Amendment to Lease dated March 17, 2006 by and between Pennichuck Water Works, Inc. and HECOP III, LLC. (filed as Exhibit 10.2 to the Company’s second quarter 2008 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.47
Second Lease Amendment dated May 6, 2008 by and between Pennichuck Water Works, Inc. and Direct Invest — Heron Cove, LLC. (filed as Exhibit 10.3 to the Company’s second quarter 2008 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.48
Amendment Agreement, dated as of June 19, 2008, by and among Pennichuck Corporation, Pennichuck Water Works, Inc. and Bank of America, N.A. (successor by merger to Fleet National Bank) (filed as Exhibit 10.4 to the Company’s second quarter 2008 Quarterly Report on Form 10-Q and incorporated herein by reference)

10.49
Loan Agreement dated March 1, 1996 between Pennichuck Water Works, Inc. and American United Life Insurance Company regarding $8,000,000 7.40% Senior Notes due March 1, 2021 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 9, 2009 and incorporated herein by reference)

10.50
Second amendment to Employment Agreement, dated as of February 20, 2010, by and between Donald L. Ware and Pennichuck Corporation (filed as Exhibit 10.50 to the Company’s 2009 Annual Report on Form 10-K and incorporated herein by reference)

10.51
Master Loan and Trust Agreement dated as of February 9, 2010 by and between Pennichuck East Utility, Inc. and CoBANK, ACB (filed as Exhibit 10.51 to the Company’s 2009 Annual Report on Form 10-K and incorporated herein by reference)

Exhibit
Number	Description of Exhibit
10.52
Promissory Note and Supplement dated as of February 9, 2010 by and between Pennichuck East Utility, Inc. and CoBANK, ACB (filed as Exhibit 10.52 to the Company’s 2009 Annual Report on Form 10-K and incorporated herein by reference)

10.53
Promissory Note and Supplement dated as of February 9, 2010 by and between Pennichuck East Utility, Inc. and CoBANK, ACB (filed as Exhibit 10.53 to the Company’s 2009 Annual Report on Form 10-K and incorporated herein by reference)

10.54
Amendment Agreement, dated as of April 26, 2006, by and between Pennichuck Corporation, Pennichuck Water Works, Inc. and Bank of America, N.A. (successor by merger to Fleet National Bank) (filed as Exhibit 10.54 to the Company’s 2009 Annual Report on Form 10-K and incorporated herein by reference)

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

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Pennichuck Corporation (Parent Company Only)
Condensed Balance Sheets
(in thousands)

	As of December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$2,380	$1,568
Accounts receivable	13	1
Prepaid expenses and other	746	1,667

Total Current Assets	3,139	3,236

Other assets	10	27
Deferred tax asset	1,549	331
Investment in subsidiaries	51,714	51,689

Total Assets	$56,412	$55,283

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and other current liabilities	$73	$64
Shareholders’ equity	56,339	55,219

Total Liabilities and Shareholders’ Equity	$56,412	$55,283

The accompanying notes are an integral part of these financial statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
Pennichuck Corporation (Parent Company Only)
Condensed Statements of Income
(in thousands)

	Years Ended December 31,
	2010	2009	2008
Operating revenues	$9	$9	$9
Operating expenses	600	614	290

Operating Loss	(591)	(605)	(281)
Interest & other income	120	205	171
Interest Expense	(8)	(80)	(276)

Loss Before Income Taxes and Equity in Earnings of Subsidiaries	(479)	(480)	(386)
Income Tax Benefit	179	210	143

Loss Before Equity in Earnings of Subsidiaries	(300)	(270)	(243)
Equity in Earnings of Subsidiaries	4,081	2,652	4,964

Net Income	$3,781	$2,382	$4,721

The accompanying notes are an integral part of these financial statements.
Pennichuck Corporation (Parent Company Only)
Condensed Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2010	2009	2008
Operating activities	$1,085	$(818)	$(1,418)

Investing activities:
Equity transfer from subsidiaries	3,379	2,980	2,798

Net cash provided by investing activities	3,379	2,980	2,798

Financing Activities:
Change in line of credit, net	—	(1,465)	1,465
Advances to subsidiaries, net	(752)	(5,094)	(8,267)
Proceeds from issuance of common stock and dividend reinvestment plan	479	7,852	281
Dividends paid	(3,379)	(2,980)	(2,798)

Net cash used in financing activities	(3,652)	(1,687)	(9,319)

Increase (decrease) in cash and cash equivalents	812	475	(7,939)
Cash and cash equivalents, beginning of year	1,568	1,093	9,032

Cash and cash equivalents, end of year	$2,380	$1,568	$1,093

The accompanying notes are an integral part of these financial statements.

Pennichuck Corporation (Parent Company Only)
Notes to Condensed Financial Statements
NOTE A—ACCOUNTING POLICIES
Basis of Presentation. In the parent company only financial statements, the Company’s investment in its subsidiaries is stated at cost plus equity in undistributed earnings of its subsidiaries. Parent company only financial statements should be read in conjunction with the Company’s Annual Report to Shareholders for the year ended December 31, 2010.
Cash and cash equivalents. Cash and cash equivalents generally consist of cash, money market funds and other short-term liquid investments with original maturities of three months or less.
NOTE B—COMMON DIVIDENDS FROM SUBSIDIARIES
Common stock cash dividends paid to Pennichuck Corporation by its subsidiaries were as follows:

	Years Ended December 31,
(in thousands)	2010	2009	2008
Pennichuck Water Works, Inc.	$3,079	$1,489	$2,548
Pennichuck East Utility, Inc.	—	1,491	—
Pennichuck Water Service Corporation	300	—	250
The Southwood Corporation	—	—	—

Total	$3,379	$2,980	$2,798

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

				Balance
	Balance at	Charged to		at End
	Beginning	Costs and		of
(in thousands)	of Period	Expenses	Deductions(1)	Period

Allowance for doubtful accounts:
2010	$53	$161	$160	$54
2009	37	123	107	53
2008	104	30	97	37

(1)	Amounts include accounts receivable write-offs, net of recoveries.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on:

PENNICHUCK CORPORATION
By:	/s/ Duane C. Montopoli
Name: Duane C. Montopoli,
President and Chief Executive Officer
DATE: March 4, 2011
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

Signature	Title	Date

/s/ Duane C. Montopoli Duane C. Montopoli	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2011

/s/ Thomas C. Leonard Thomas C. Leonard	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 4, 2011

/s/ Larry D. Goodhue Larry D. Goodhue	Controller (Principal Accounting Officer)	March 4, 2011

/s/ Joseph A. Bellavance	Director	March 4, 2011
Joseph A. Bellavance

/s/ Steven F. Bolander	Director	March 4, 2011
Steven F. Bolander

/s/ Clarence A. Davis	Director	March 4, 2011
Clarence A. Davis

/s/ Michael I. German	Director	March 4, 2011
Michael I. German

Signature	Title	Date

/s/ Janet M. Hansen	Director	March 4, 2011
Janet M. Hansen

/s/ Robert P. Keller	Director	March 4, 2011
Robert P. Keller

/s/ John R. Kreick	Director	March 4, 2011
John R. Kreick

/s/ Hannah M. McCarthy	Director	March 4, 2011
Hannah M. McCarthy

/s/ James M. Murphy	Director	March 4, 2011
James M. Murphy

/s/ Martha E. O’Neill	Director	March 4, 2011
Martha E. O’Neill