Form 10-Q
period 2011-03-31
PENNICHUCK CORP
filed 2011-05-05
CIK 788885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011
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
Common Stock, $1 Par Value, 4,682,276 shares outstanding as of May 4, 2011

PENNICHUCK CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
March 31, 2011

- i -

PART I. FINANCIAL INFORMATION (Unaudited)

ITEM 1.	FINANCIAL STATEMENTS
PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	As of
	March 31,	December 31,
	2011	2010
ASSETS
Property, Plant and Equipment, net	$158,877	$158,796

Current Assets:
Cash and cash equivalents	2,419	2,383
Accounts receivable, net of allowance of $48 as of March 31, 2011 and $54 as of December 31, 2010	1,864	2,153
Unbilled revenue	2,216	2,389
Materials and supplies	769	743
Deferred and refundable income taxes	47	717
Prepaid expenses	697	1,307

Total Current Assets	8,012	9,692

Other Assets:
Deferred land costs	2,501	2,497
Deferred charges and other assets	10,390	10,502
Investment in real estate partnership	111	114

Total Other Assets	13,002	13,113

TOTAL ASSETS	$179,891	$181,601

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) — CONTINUED
(in thousands, except share data)

	As of
	March 31,	December 31,
	2011	2010
SHAREHOLDERS’ EQUITY AND LIABILITIES
Shareholders’ Equity:
Common stock — $1 par value Authorized - 11,500,000 shares in 2011 and 2010 Issued — 4,682,629 and 4,677,105 shares, respectively Outstanding — 4,681,427 and 4,675,903 shares, respectively	$4,683	$4,677
Additional paid in capital	41,387	41,312
Retained earnings	9,586	10,488
Accumulated other comprehensive loss	(144)	(189)
Treasury stock, at cost; 1,202 shares in 2011 and 2010	(138)	(138)

Total Shareholders’ Equity	55,374	56,150

Preferred stock, $100 par value, 15,000 shares authorized; and, no par value, 100,000 shares authorized, no shares issued in 2011 and 2010	—	—

Long-term Debt, Less Current Portion	59,644	59,666

Current Liabilities:
Current portion of long-term debt	1,086	1,053
Accounts payable	861	1,972
Accrued interest payable	314	701
Accrued wages and payroll withholding	293	565
Accrued liability — retainage	185	178
Other current liabilities	632	406

Total Current Liabilities	3,371	4,875

Deferred Credits and Other Reserves:
Deferred income taxes	19,183	19,180
Other deferred credits and other reserves	9,872	9,846

Total Deferred Credits and Other Reserves	29,055	29,026

Contributions in Aid of Construction	32,447	31,884

TOTAL SHAREHOLDERS’ EQUITY AND LIABILITIES	$179,891	$181,601

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except share and per share data)

	For the Three Months Ended
	March 31,
	2011	2010
Operating Revenues	$7,892	$7,394

Operating Expenses:
Operations and maintenance	4,481	4,332
Depreciation and amortization	1,079	1,041
Taxes other than income taxes	1,179	966

Total Operating Expenses	6,739	6,339

Operating Income	1,153	1,055
Eminent Domain and Merger-related Costs	(406)	(99)
Net Loss from Investment Accounted for Under the Equity Method	(2)	(2)
Other Expense, Net	(18)	—
Allowance for Funds Used During Construction	4	4
Interest Expense	(791)	(834)

(Loss) Income Before (Benefit From)/Provision for Income Taxes	(60)	124
(Benefit from)/Provision for Income Taxes	(24)	49

Net (Loss) Income	(36)	75
Other Comprehensive Loss, Net of Tax:
Unrealized Loss on Derivatives	(144)	(84)

Comprehensive Loss	$(180)	$(9)

Earnings (Loss) per Common Share:
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.02
Weighted Average Common Shares Outstanding:
Basic	4,679,385	4,654,531
Diluted	4,679,385	4,669,832

Dividends Paid per Common Share	$0.185	$0.18
See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Three Months Ended
	March 31,
	2011	2010
Operating Activities:
Net (loss) income	$(36)	$75
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,132	1,102
Amortization of deferred investment tax credits	(8)	(8)
Provision for deferred income taxes	(26)	73
Equity component of allowance for funds used during construction	(2)	(2)
Undistributed loss in real estate partnership	2	2
Stock-based compensation expense	27	144
Changes in assets and liabilities	413	105

Net cash provided by operating activities	1,502	1,491

Investing Activities:
Purchases of property, plant and equipment, including debt component of allowance for funds used during construction	(658)	(856)
Increase in investment in real estate partnership and deferred land costs	(3)	—

Net cash used in investing activities	(661)	(856)

Financing Activities:
Payments on long-term debt	(652)	(5,503)
Contributions in aid of construction	1	8
Proceeds from long-term borrowings	660	5,331
Debt issuance costs	(2)	(33)
Proceeds from issuance of common stock and dividend reinvestment plan	54	67
Dividends paid	(866)	(838)

Net cash used in financing activities	(805)	(968)

Increase (decrease) in cash and cash equivalents	36	(333)
Cash and cash equivalents, beginning of period	2,383	1,570

Cash and cash equivalents, end of period	$2,419	$1,237

Supplemental disclosure on cash flow and non-cash items for the three months ended March 31, 2011 and 2010 is presented below.

	For the Three Months Ended
	March 31,
(in thousands)	2011	2010
Cash paid (refunded) during the period for:
Interest	$1,122	$1,229

Income taxes	$(650)	$(1,091)

Non-cash items:
Contributions in aid of construction	$736	$69

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1	— Description of Business, Acquisition of Company and Summary of Significant Accounting Policies
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
Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The condensed consolidated balance sheet amounts shown under the December 31, 2010 column have been derived from the audited financial statements of our Company as contained in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”).
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
Our Company’s regulated water utility subsidiaries are engaged principally in the collection, storage, treatment and distribution of potable water to approximately 33,900 customers throughout the State of New Hampshire. The utility subsidiaries, which are regulated by the New Hampshire Public Utilities Commission (the “NHPUC”), are subject to the provisions of Accounting Standards Codification Topic 980 “Regulated Operations.”
Acquisition of Company:
On November 11, 2010, the City of Nashua (the “City”) and the Company entered into a definitive merger agreement (the “Merger Agreement”) pursuant to which the City will, subject to a number of conditions precedent or contingencies, purchase all of the outstanding common stock and common stock equivalents of Pennichuck Corporation for $29.00 per share, or approximately $138 million, in cash. Pursuant to the terms of a Settlement Agreement that was entered into contemporaneously with the Merger Agreement, the Company and the City have agreed that this transaction constitutes full settlement of their eminent domain dispute.
The merger is subject to approval by, (i) the holders of not less than two-thirds of our outstanding shares of common stock and, (ii) the NHPUC. The City’s obligation to complete the transaction is subject to (a) there being no approval conditions imposed by the NHPUC that would materially adversely affect the City’s expected economic benefits from the transaction, and (b) the City’s ability to obtain appropriate financing after all other conditions precedent have been met.

A Special Meeting of the Shareholders of the Company is scheduled to be held on June 15, 2011 for the purpose of approving the Merger Agreement. Shareholders are encouraged to review the Company’s definitive proxy statement dated April 22, 2011 for this Special Meeting, which was filed with the SEC on the same date, for more information about the Special Meeting and the Merger Agreement. The initial procedural hearing of the NHPUC occurred on February 24, 2011. Final hearings on the matter are scheduled for July 27 through July 29, 2011. We are unable to predict if, or when, the closing will occur but we believe it is not likely to occur prior to the fourth quarter of 2011.
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

(c) Property, Plant and Equipment
The components of property, plant and equipment as of March 31, 2011 and December 31, 2010 were as follows:

	As of
	March 31,	December 31,
(in thousands)	2011	2010

Utility Property:
Land and land rights	$2,938	$2,994
Source of supply	49,515	49,304
Pumping & purification	28,394	28,072
Transmission & distribution, including services, meters and hydrants	110,789	109,817
General and other equipment	9,675	9,496
Intangible plant	748	747
Construction work in progress	298	684

Total utility property	202,357	201,114
Total non-utility property	5	5

Total property, plant & equipment	202,362	201,119
Less accumulated depreciation	(43,485)	(42,323)

Property, plant and equipment, net	$158,877	$158,796

(d) Cash and Cash Equivalents
Cash and cash equivalents generally consist of cash, money market funds and other short-term liquid investments with original maturities of three months or less.
(e) Concentration of Credit Risks
Financial instruments that subject our Company to credit risk consist primarily of cash and accounts receivable. Our cash balances are invested both in a money market fund consisting of government-backed securities and in a financial institution insured by the Federal Deposit Insurance Corporation (“FDIC”). Occasionally, our cash balance with this financial institution may exceed FDIC limits. Our accounts receivable balances primarily represent amounts due from the residential, commercial and industrial customers of our regulated water utility operations as well as receivables from our Service Corporation customers.

(f) Deferred Charges and Other Assets
Deferred charges include certain regulatory assets and costs of obtaining debt financing. Regulatory assets are amortized over the periods they are recovered through NHPUC-authorized water rates. Deferred financing costs are amortized over the term of the related bonds and notes. Our Company’s utility subsidiaries have recorded certain regulatory assets in cases where the NHPUC has permitted, or is expected to permit, recovery of these costs over future periods. Currently, the regulatory assets are being amortized over periods ranging from 4 to 25 years. Deferred charges and other assets as of March 31, 2011 and December 31, 2010 consisted of the following:

	As of
	March 31,	December 31,	Recovery
(in thousands)	2011	2010	Period

Regulatory assets:
Source development charges	$918	$932	5 – 25
Miscellaneous studies	738	681	4 – 25
Sarbanes-Oxley costs	196	244	5
Unrecovered pension and postretirement benefits expense	3,914	3,960	

Total regulatory assets	5,766	5,817
Franchise fees and other	4	7
Supplemental executive retirement plan asset	637	636
Deferred financing costs	3,983	4,042

Total deferred charges and other assets	$10,390	$10,502

	We expect to recover the deferred pension and other postretirement amounts consistent with the anticipated expense recognition of the pension and other postretirement costs.
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
Non-regulated water management services include contract operations and maintenance, and water testing and billing services to municipalities and small, privately owned community water systems. Contract revenues are billed and recognized on a monthly recurring basis in accordance with agreed-upon contract rates. Revenues from unplanned additional work are based upon time and materials incurred in connection with activities not specifically identified in the contract, or for which work levels exceed contracted amounts.
Revenues from real estate operations, other than undistributed earnings or losses from equity method joint ventures, are recorded upon completion of a sale of real property. Our Company’s real estate holdings outside of our regulated utilities are comprised primarily of undeveloped land.
(h) Earnings Per Share
Basic net income per share is computed using the weighted average number of common shares outstanding for a period. Diluted net income per share is computed using the weighted average number of common and dilutive potential common shares outstanding for the period. For the three months ended March 31, 2011 and 2010, dilutive potential common shares consisted of outstanding stock options.

The dilutive effect of outstanding stock options is computed using the treasury stock method. Calculations of the basic and diluted net income per common share and potential common share for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31,
(in thousands, except share and per share data)	2011	2010

Basic net income per share	$(0.01)	$0.02
Dilutive effect of unexercised stock options	—	—

Diluted net income per share	$(0.01)	$0.02

Numerator:
Net income	$(36)	$75

Denominator:
Basic weighted average common shares outstanding	4,679,385	4,654,531
Dilutive effect of unexercised stock options	—	15,301

Diluted weighted average common shares outstanding	4,679,385	4,669,832

The following table lists the number of options to purchase shares of common stock that was not included in the computation of diluted earnings per share for the three months ended March 31, 2011 and 2010 because, in 2011, we had a net loss for the period and in 2010, their effect would have been antidilutive.

	Three Months Ended
	March 31,
	2011	2010
Number of options to purchase shares of common stock excluded from the computation of diluted earnings per share	259,910	85,668

(i) Interest Rate Swap
As of March 31, 2011, we had a $4.3 million interest rate swap which qualifies as a derivative. This financial instrument is designated as a cash flow hedge and is used to mitigate interest rate risk associated with our outstanding $4.3 million loan which has a floating interest rate based on the three-month London Interbank Offered Rate (“LIBOR”) plus 1.75% as of March 31, 2011. The combined effect of the LIBOR-based borrowing formula and the swap produces an “all-in fixed borrowing cost” equal to 5.95%. The fair value of this derivative, as of March 31, 2011 and December 31, 2010, included in our condensed consolidated balance sheet under “Other deferred credits and other reserves” was $239,000 and $314,000, respectively. Changes in the fair value of this derivative were deferred in accumulated other comprehensive loss.
Swap settlements are recorded in the income statement with the hedged item as interest expense. During the three months ended March 31, 2011 and 2010, $42,000 and $15,000, respectively, was reclassified from accumulated other comprehensive loss to interest expense as a result of swap settlements. We expect to reclassify approximately $166,000 from accumulated other comprehensive loss to interest expense as a result of swap settlements, over the next twelve months.

(j) Recently Issued Accounting Standards
We do not expect the adoption of any recently issued accounting pronouncements to have a material impact on our financial condition or results of operations.
Note 2 — Postretirement Benefit Plans
We have a non-contributory defined benefit pension plan (the “DB Plan”) that covers substantially all employees. The benefits are formula-based, giving consideration to both past and future service as well as participant compensation levels. Our funding policy is to contribute annual amounts that meet the requirements for funding under Section 404 of the Internal Revenue Code and the Pension Protection Act. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.
We provide postretirement medical benefits for eligible retired employees through one of two plans (collectively referred to as our “OPEB Plans”). For employees who retire on or after the normal retirement age of 65, benefits are provided through a postretirement plan (the “Post-65 Plan”). For employees who retire prior to their normal retirement age and who have met certain age and service requirements, benefits are provided through a postemployment medical plan (the “Post-employment Plan”). Future benefits under the Post-65 Plan increase annually based on the actual percentage of wage and salary increases earned from the plan inception date to the normal retirement date. The benefits under the Post-employment Plan allow for the continuity of medical benefits coverage at group rates from the employee’s retirement date until the employee becomes eligible for Medicare. The Post-employment Plan is funded from the general assets of our Company.
Upon retirement, if a qualifying employee elects to receive benefits, we pay up to a maximum monthly benefit of $293 based on eligibility and years of service.
During the three months ended March 31, 2011 and 2010, we made the following contributions to the DB Plan:

	Three Months Ended
	March 31,
(in thousands)	2011	2010

Amount of contribution to the Plan	$134	$112

In order to satisfy the minimum funding requirements of the Employee Retirement Income Security Act of 1974, we anticipate that we will contribute approximately $1.1 million to the DB Plan in 2011.

The components of net DB Plan costs were as follows:

	Three Months Ended
	March 31,
(in thousands)	2011	2010

Service cost, benefits earned during the period	$170	$164
Interest cost on projected benefit obligation	165	155
Expected return on plan assets	(134)	(124)
Recognized net actuarial loss	42	42

Net periodic benefit cost	$243	$237

During the three months ended March 31, 2011 and 2010, we made the following contributions to the OPEB Plans.

	Three Months Ended
	March 31,
(in thousands)	2011	2010

Amount of contribution into the program	$12	$11

The components of net OPEB Plans costs were as follows:

	Three Months Ended
	March 31,
(in thousands)	2011	2010

Service cost, benefits earned during the period	$30	$31
Interest cost on accumulated postretirement and postemployment benefit obligation	35	35
Expected return on plan assets	(14)	(12)
Amortization of prior service cost	5	—
Recognized net actuarial loss	(2)	6

Net periodic benefit cost	$54	$60

The net periodic pension and other postretirement benefit costs were estimated based on the latest available participant census data.
Note 3 — Stock-based Compensation Plan
Share-based payments to employees, from grants of stock options, are recognized as compensation expense in the condensed consolidated financial statements based on their fair value on the grant date. For purposes of calculating the fair value of each stock grant as of the date of grant, our Company uses the Black Scholes Option Pricing model.

The impact of stock-based compensation on the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended
	March 31,
(in thousands)	2011	2010

Stock-based compensation	$27	$144
Income taxes	(11)	(58)

Stock-based compensation, net of tax	$16	$86

The total compensation cost related to non-vested stock option awards was approximately $82,000, net of tax, as of March 31, 2011. These costs are expected to be recognized during the remainder of 2011 through 2013.
We have periodically granted our officers and key employees incentive and non-qualified stock options on a discretionary basis pursuant to the 2009 Equity Incentive Plan (the “2009 Plan”); however, during the term of the Merger Agreement, we are not permitted to issue options or other forms of equity.
Options issued under the 2009 Plan during the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31,
	2011	2010

Options issued under the 2009 Plan	—	71,900

As of March 31, 2011, 111,934 shares were available for future grant under the 2009 Plan.
Note 4 — Commitments and Contingencies
Merger Agreement with the City of Nashua and Prior Eminent Domain Proceedings
In 2002, the City of Nashua (the “City”) began an effort to acquire all or a significant portion of Pennichuck Water’s assets through an eminent domain proceeding under New Hampshire Revised Statutes Annotated Chapter 38, as well as the assets of the Company’s Pennichuck East and Pittsfield Aqueduct utility subsidiaries. As discussed in Note 1, “Description of Business, Acquisition of Company and Summary of Significant Accounting Policies” in Part I, Item I, in this Quarterly Report on Form 10-Q, on November 11, 2010, we entered into the Merger Agreement with the City pursuant to which the City will, subject to a number of conditions precedent or contingencies, purchase all the outstanding common stock and common stock equivalents of Pennichuck Corporation for $29.00 per share. Pursuant to the terms of a Settlement Agreement entered into contemporaneously with the Merger Agreement, the Company and the City have agreed that this transaction constitutes full settlement of their eminent domain dispute.

History of the City of Nashua’s Eminent Domain Proceedings and the Merger Agreement
We entered into an agreement in April 2002 to be acquired by Aqua America, Inc. (then named Philadelphia Suburban Corporation) by merger. The merger was subject to several conditions, including approval by our shareholders and approval by the NHPUC.
The City’s Mayor at that time stated his opposition to our proposed merger with Aqua America after we announced it. In November 2002, the City of Nashua Board of Aldermen adopted a formal resolution to hold a City-wide referendum to approve the initiation of an eminent domain proceeding or other acquisition of all or a portion of Pennichuck Water’s system serving the residents of Nashua and others. In January 2003, Nashua’s residents approved the referendum. In February 2003, before we submitted the merger to vote by our shareholders, we and Aqua America agreed to abandon the proposed transaction because of actions taken by the City to acquire our assets by eminent domain.
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
The NHPUC conducted a hearing on the merits of the City’s proposed eminent domain taking of the assets of Pennichuck Water, which hearing was completed on September 26, 2007. On July 25, 2008, the NHPUC issued its order in this matter, ruling that a taking of the assets of Pennichuck Water is in the public interest provided certain conditions are met, and provided that the City pays to Pennichuck Water $203 million for such assets determined as of December 31, 2008. The conditions included a requirement that the City pay an additional $40 million into a mitigation fund to protect the interests of the customers of Pennichuck East and Pittsfield Aqueduct.
Subsequently, both the Company and the City filed appeals with the New Hampshire Supreme Court. On March 25, 2010, the Court issued its decision, unanimously affirming the NHPUC’s ruling in its entirety. Following the Court’s decision, neither party filed a request for rehearing with the Court and, accordingly, on April 7, 2010, the Court issued its mandate to the NHPUC, at which time the NHPUC’s July 25, 2008 order became effective.
On November 11, 2010, the City and the Company signed the Merger Agreement pursuant to which the City will, subject to a number of conditions precedent or contingencies, purchase all of the outstanding common stock and common stock equivalents of the Company for $29.00 per share, or approximately $138 million, in cash. On January, 11, 2011, the City’s Board of Aldermen voted 14 — 1 to approve and ratify the Merger Agreement and the issuance of bonds to finance the acquisition.
The merger is also subject to (i) approval by the holders of not less than two-thirds of our outstanding shares of common stock and (ii) regulatory approval by the NHPUC. The City’s obligation to complete the transaction is subject to (a) there being no burdensome approval conditions imposed by the NHPUC that would materially adversely affect the City’s expected economic benefits from the transaction and (b) the City’s ability to obtain appropriate financing after all the conditions precedent (including those specified above and other customary closing conditions) have been met.

A Special Meeting of the Shareholders of the Company is scheduled to be held on June 15, 2011 for the purpose of approving the Merger Agreement. Shareholders are encouraged to review the Company’s definitive proxy statement dated April 22, 2011 for this Special Meeting, which was filed with the SEC on the same date, for more information about the Special Meeting and the Merger Agreement.
Relating to the proposed merger with Nashua, the initial procedural hearing at the NHPUC took place on February 24, 2011. Final hearings regarding the proposed merger are scheduled for July 27 through July 29, 2011. While we are unable to predict if, or when, a closing will occur, we do believe that it is not likely to occur prior to the fourth quarter of 2011.
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
The Town of Bedford, New Hampshire voted at its town meeting in March 2005 to take by eminent domain our assets within Bedford for purposes of establishing a water utility, and, by letter dated April 4, 2005, inquired whether our Company, and any relevant wholly-owned subsidiary of our Company, was willing to sell its assets to Bedford. We responded by informing the Town that we did not wish to sell those assets located in Bedford that are owned by any of our subsidiaries. We have not received a response to our letter, and since the date of the Town’s letter to us, the Town has taken no further legal steps required to pursue eminent domain under NHRSA Ch. 38. During the NHPUC hearing regarding the proposed eminent domain taking by the City of Nashua, the witness for the Town of Bedford testified that the Town’s interest in a possible taking of assets of our Company related to a situation in which the City might acquire less than all of our Company’s assets, leaving the system in Bedford as part of a significantly smaller utility.
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
The line titled “Other” is not a reportable segment and is shown only to reconcile to the total amounts shown in our condensed consolidated financial statements. The following table presents information about our primary business segments:

	Three Months Ended
	March 31,
(in thousands)	2011	2010

Operating revenues:
Regulated water utility operations	$7,289	$6,805
Water management services	601	587
Other	2	2

Total operating revenues	$7,892	$7,394

Net (loss) income:
Regulated water utility operations	$176	$126
Water management services	36	18
Other	(248)	(69)

Total net (loss) income	$(36)	$75

	As of
	March 31,	December 31,
(in thousands)	2011	2010

Total assets:
Regulated water utility operations	$174,902	$176,098
Water management services	134	127
Other	4,855	5,376

Total assets	$179,891	$181,601

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
For assets and liabilities measured at fair value on a recurring basis, the fair value measurement by levels within the fair value hierarchy used as of March 31, 2011 and December 31, 2010 was as follows:

(in thousands)	Total	Level 1	Level 2	Level 3

March 31, 2011:
Interest rate swap	$(239)	$—	$(239)	$—

December 31, 2010:
Interest rate swap	$(314)	$—	$(314)	$—

The carrying value of certain financial instruments included in the accompanying condensed consolidated balance sheet, along with the related fair value, as of March 31, 2011 and December 31, 2010 was as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value

Liabilities:
Long-term debt	$(60,730)	$(53,096)	$(60,719)	$(56,401)
Interest rate swap liability	(239)	(239)	(314)	(314)
The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration. The fair value for long-term debt shown above does not purport to represent the amounts at which those debt obligations would be settled. The fair market value of our interest rate swap, which was entered into in the first quarter of 2010, represents the estimated cost to terminate this agreement as of March 31, 2011 based upon the then-current interest rates and the related credit risk.
The carrying values of our cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of their short maturity dates.

Note 7 — Equity Investment in Unconsolidated Company
As of March 31, 2011 and December 31, 2010, Southwood held a 50 percent ownership interest in a limited liability company known as HECOP IV. HECOP IV, whose assets and liabilities are not included in the accompanying condensed consolidated balance sheets, owns approximately nine acres of undeveloped land in Merrimack, New Hampshire. The remaining ownership interest in HECOP IV is held by John P. Stabile II, principal owner of H. J. Stabile & Son, Inc. The short-term cash needs of HECOP IV are expected to be funded by its partners on an on-going basis and are not expected to be significant.
Southwood uses the equity method of accounting for its investment in HECOP IV and accordingly, its investment is adjusted for its share of losses. Southwood’s share of losses is included under “Net Loss from Investment Accounted for Under the Equity Method” in the accompanying condensed consolidated statements of income.
Note 8—Income Taxes
Income taxes are recorded using the accrual method and the provision for federal and state income taxes is based on income reported in its condensed consolidated financial statements, adjusted for items not recognized for income tax purposes.
Our Company’s income reported in our condensed consolidated financial statements is reduced by all merger related costs which are expensed as incurred. Certain of these merger-related costs may not be immediately deductible, for income tax purposes, upon the actual closing of the transaction which has not yet occurred. We have elected to account for those costs, which are approximately $452,000 through March 31, 2011, as currently deductible for tax purposes based upon the circumstances that exist as of the date the costs were incurred, without assuming the business combination will ultimately occur. Upon the actual closing of the transaction, these costs may no longer be deductible and would be capitalized as part of the merger consideration for tax purposes.
Note 9—Shareholder Rights Plan
On April 20, 2000, our Board of Directors (“Board”) adopted a Shareholder Rights Plan (“Rights Plan”) and declared a dividend of one preferred share purchase right (“Right”) for each outstanding share of common stock, $1.00 par value. The Rights become exercisable in the event that a person or group acquires, or commences a tender or exchange offer to acquire, more than 15% (up to 20% with the prior approval of the Board) of our Company’s outstanding common stock.
Effective October 29, 2010, our Board voted unanimously to extend the expiration date of the Rights under the Rights Plan from November 1, 2010 to the date of the 2011 annual meeting of our Company’s shareholders, which was held on May 5, 2011. Concurrent with its vote approving the extension of the expiration date of the Rights, our Board also reaffirmed its previously adopted resolution that any extension of the expiration date of the Rights beyond the date of our Company’s 2011 annual meeting of shareholders would be subject to a majority shareholder vote at that meeting. The Board did not propose any further extension of the expiration date of the Rights beyond the 2011 annual meeting and, accordingly, the Rights expired on May 5, 2011.
Effective November 11, 2010, we amended the rights plan pursuant to which the execution and delivery of the Merger Agreement, the consummation of the merger, and the consummation of any other transaction contemplated by the Merger Agreement would not be deemed to result in events that authorize the exercise of the Rights under the Rights Plan.

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
The percentage of our operating revenue generated by our regulated water utility subsidiaries as a group and by Pennichuck Water for the three months ended March 31, 2011 and 2010 was as follows.

	Three Months Ended
	March 31,
	2011	2010
All regulated water utility subsidiaries	92%	92%

Pennichuck Water	73%	71%
Pennichuck Water’s franchise area presently includes the City of Nashua, New Hampshire and 10 surrounding municipalities.
Our Company’s regulated water utility subsidiaries are regulated by the New Hampshire Public Utilities Commission (the “NHPUC”) with respect to their water rates, financings and provision of service. We must obtain NHPUC approval to increase our Company’s regulated water subsidiaries’ water rates in order to recover increases in operating expenses and to obtain the opportunity to earn a return on investments in plant and equipment. New Hampshire law provides that utilities are entitled to charge rates which permit them to earn a reasonable return on the cost of the property employed in serving their customers, less accrued depreciation, contributed capital and deferred income taxes (“Rate Base”). The cost of capital permanently employed by a utility in its regulated business marks the rate of return that it is lawfully entitled to earn on its Rate Base. Capital expenditures associated with complying with federal and state water quality standards have historically been recognized and approved by the NHPUC for inclusion in our water rates, though there can be no assurance that the NHPUC will approve future rate increases in a timely or sufficient manner to cover our capital expenditures.

Service Corporation provides various non-regulated water-related monitoring, maintenance, testing and compliance reporting services for water systems for various towns, businesses and residential communities in New Hampshire and Massachusetts. Its most significant contracts are with the Town of Hudson, New Hampshire and the Town of Salisbury, Massachusetts.
Southwood is engaged in real estate management and commercialization activities. Historically, most of Southwood’s activities were conducted through real estate joint ventures. Over the past 10 years, Southwood has participated in four joint ventures with John P. Stabile II, a local developer. Southwood’s earnings have from time to time during that period contributed a significant percentage of our net income, including in the year ended December 31, 2008 (i.e., the January 2008 sale of the three commercial office buildings that comprised substantially all of the assets of HECOPs I, II and III). Southwood’s contributions from the sale of real estate have increased the fluctuations in our net income during the 10-year period. Looking ahead, we expect real estate commercialization to contribute a smaller proportion of our revenues and earnings over the next several years. Furthermore, during the term of our Merger Agreement (defined below) with the City of Nashua (the “City” or “Nashua”), our entry into new sales contracts, and/or material modifications to existing sales contracts, covering any of our remaining 450 acres of undeveloped land are subject to advance written approval by the City.
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
As you read the Management’s Discussion and Analysis, refer to our Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements in Part I, Item 1, in this Quarterly Report on Form 10-Q.
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

Forward-looking statements involve risks and uncertainties, and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Such factors include, but are not limited to, a future judicial or regulatory determination that events prior to the November 11, 2010, the effective date of the Merger Agreement, constituted a final determination of the price to be paid under RSA 38:13 and triggered the statutory 90-day period within which the City was required to decide whether to take, by eminent domain, the assets of our Pennichuck Water subsidiary; the expiration of said 90-day period without the City having made any such decision; whether the merger transaction is approved by our shareholders and the NHPUC; whether the merger transaction is ultimately consummated; the success of applications for rate relief; changes in governmental regulations; changes in the economic and business environment that may impact demand for our water, services and real estate products; changes in capital requirements that may affect our level of capital expenditures; changes in business strategy or plans; and fluctuations in weather conditions that impact water consumption. For a complete discussion of our risk factors, see Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2010. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
The Merger Agreement and Eminent Domain Settlement
The City has been engaged in an ongoing effort that began in 2002 to acquire all or a significant portion of the assets of Pennichuck Water, our largest utility subsidiary, through an eminent domain proceeding under NHRSA Chapter 38. The matter was resolved on November 11, 2010 when the City and the Company entered into the Merger Agreement pursuant to which the City will, subject to a number of conditions precedent or contingencies, purchase all of the outstanding common stock and common stock equivalents of Pennichuck Corporation for $29.00 per share, or approximately $138 million, in cash.
Consummation of the proposed merger pursuant to the Merger Agreement is subject to approval by holders of not less than two-thirds of our Company’s outstanding shares of common stock and regulatory approval by the NHPUC. The City’s obligation to complete the merger is subject to, (i) there being no burdensome conditions imposed by the NHPUC in approving the merger that would materially adversely affect the City’s expected economic benefits from the transaction, and (ii) the City’s ability to obtain appropriate financing after all the conditions precedent (including those specified above and other customary closing conditions) have been met.
See Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of the background of the eminent domain proceeding and the settlement of the dispute in connection with the Merger Agreement, which discussion is incorporated herein by reference.
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
Regulatory Accounting. Accounting Standards Codification Topic 980 “Regulated Operations” prescribes generally accepted accounting principles for companies whose rates are established by or are subject to approval by an independent third-party regulator such as the NHPUC. Accordingly, we defer costs and credits on the condensed consolidated balance sheets as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the rate-making process in a period different from when the costs and credits are incurred. These deferred amounts, both assets and liabilities, are then recognized in the condensed consolidated statements of income in the same period that they are reflected in rates charged to our water utility subsidiaries’ customers. In the event that the inclusion in the rate-making process is disallowed, the associated regulatory asset or liability would be adjusted to reflect the change in our assessment or change in regulatory approval.

We have not deferred costs incurred to defend against the City’s eminent domain proceeding against our Pennichuck Water subsidiary or in connection with the merger. We have, however, asked for recovery of a certain amount of these costs in rate relief filed with the NHPUC in May 2010.
Revenue Recognition. The revenues of our regulated water utility subsidiaries are based on authorized rates approved by the NHPUC. Estimates of water utility revenues for water delivered to customers but not yet billed are accrued at the end of each accounting period. We read our customer meters on a monthly basis and record revenues based on those readings. Unbilled revenues from the last meter-reading date to the end of the accounting period are estimated based on historical usage and the effective water rates. Actual results could differ from those estimates. Accrued unbilled revenues recorded in the accompanying condensed consolidated financial statements as of March 31, 2011 and December 31, 2010 were $2.2 million and $2.4 million, respectively.
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
Our pension plan currently meets the minimum funding requirements of the Employee Retirement Income Security Act of 1974. We currently anticipate that we will contribute approximately $1.1 million to the plan during 2011.
Results of Operations — General
In this section, we discuss our results of operations for the three months ended March 31, 2011 and 2010 and the factors affecting them. Our operating activities are discussed in Note 5, “Business Segment Reporting” in Part I, Item I, in this Quarterly Report on Form 10-Q.

Results of Operations — Three Months Ended March 31, 2011
Compared to Three Months Ended March 31, 2010
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
For the three months ended March 31, 2011, we had a net loss of $(36,000), compared to net income of $75,000 for the three months ended March 31, 2010. On a per share basis (diluted), the net loss for the three months ended March 31, 2011 was $(0.01) as compared to net income of $0.02 for the three months ended March 31, 2010. The principal factors that affected current period net income, relative to the comparable prior period, were the following:
•	An increase in eminent domain and merger-related costs of $307,000; partially offset by
•	An increase in regulated water utility operating income of $53,000;
•	A decrease in interest expense of $43,000; and
•	A decrease in income tax expense of $73,000.
Regulated Water Utility Operations
Our regulated water utility operations include the activities of Pennichuck Water, Pennichuck East and Pittsfield Aqueduct, each of which is regulated by the NHPUC.
For the three months ended March 31, 2011, our utility operating revenue increased to $7.3 million compared to $6.8 million for the three months ended March 31, 2010, an increase of approximately $484,000 or 7.1%. The increase in revenue was principally due to a temporary rate increase granted to Pennichuck Water in October 2010 (as further discussed below). For the three months ended March 31, 2011, 69% of our billed regulated water utility usage was to residential customers, and 29% to commercial and industrial customers, with the balance being principally from billings to municipalities.
We believe our customer usage is impacted by the economy, weather and conservation efforts in response to rate increases, as well as general customer response to various conservation focused communications and the continuing installation of more water efficient appliances.

For the three months ended March 31, 2011, our total utility operating expenses increased by approximately 7.5% over the three months ended March 31, 2010 as shown in the table below.

	Three Months Ended March 31,
(in thousands)	2011	2010	Change

Operations & maintenance	$3,912	$3,733	$179
Depreciation & amortization	1,079	1,039	40
Taxes other than income taxes	1,179	966	213

Total Utility Operating Expenses	$6,170	$5,738	$432

The operations and maintenance expenses of our regulated water utility business include such categories as:
•	Water supply, treatment, purification and pumping;
•	Transmission and distribution system functions, including repairs and maintenance and meter reading; and
•	Engineering, customer service and general and administrative functions.
The $432,000 increase in our utilities’ operating expenses over the same period in 2010 was primarily the result of the following:
•	Increased taxes other than income taxes of $213,000 principally related to increased real estate taxes resulting from capital additions and increased assessed values on our water system properties.
•	Increased transmission and distribution costs of $115,000 primarily relating to routine and periodic maintenance costs, including snow removal.
•	Increased production costs of $67,000 primarily related to increased chemical costs.
•	Increased depreciation and amortization of $40,000 from property and plant additions during 2010 and the first quarter of 2011.
•
General and administrative costs decreased by approximately $117,000 due to reduced non-cash compensation expense primarily from employee stock options granted in the first quarter of 2010. This decrease was offset by an increase in postretirement costs, healthcare costs and other employee benefits.

As a result of the above changes in operating revenue and expenses, regulated water utility operating income increased by $53,000, or 4.9%, for the three months ended March 31, 2011 over the three months ended March 31, 2010.
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
Water Management Services
The operating revenue of our water management services segment increased to $601,000 for the three months ended March 31, 2011 from $587,000 for the three months ended March 31, 2010, resulting in an increase of approximately $14,000, or 2.4%. The operating income of our water management services segment increased to $59,000 for the three months ended March 31, 2011 from $30,000 for the three months ended March 31, 2010, resulting in an increase of approximately $29,000. The net income of our water management services segment increased to $36,000 for the three months ended March 31, 2011 from $18,000 for the three months ended March 31, 2010. We expect that overall income and expense levels for the remainder of 2011 will be consistent with 2010 levels.
Eminent domain and merger-related costs
Our eminent domain and merger-related costs were $406,000 for the three months ended March 31, 2011 as compared to $99,000 for the three months ended March 31, 2010, an increase of $307,000. The increase was largely attributable to a $250,000 fee in connection with obtaining a “fairness opinion” from our merger-related financial advisors. The balance of the 2011 and the 2010 eminent domain and merger-related costs were primarily attributable to legal fees associated with the proceedings and related activities.
Interest Expense
For the three months ended March 31, 2011, our interest expense was $791,000, compared to $834,000 in 2010. The decrease of approximately $43,000 was primarily attributable to a patronage distribution declared and paid by a cooperative lending institution during the first quarter of 2011.
Provision for Income Taxes
For the three months ended March 31, 2011, we recorded an income tax benefit of $24,000 compared to income tax expense of $49,000 for the three months ended March 31, 2010. The effective income tax rate was 39.6% and 39.7% for the respective periods. The statutory rate is 39.61%.
Liquidity and Capital Resources
Overview
Our primary sources of funds are net cash flow from utility operations, cash proceeds from the commercialization of portions of our non-utility real estate holdings, borrowings pursuant to our bank revolving credit facilities and proceeds from the sale of long-term debt and equity securities. Our primary uses of funds are capital expenditures associated with our continuous utility construction programs, dividends on our common stock payable as and when declared by our Board of Directors and repayments of principal on our outstanding debt obligations, whether pursuant to scheduled sinking fund payments or final maturities.

For the past several years, cash flows have fluctuated largely based on four factors: (i) weather, (ii) amount and timing of rate increases, (iii) gain(s) recognized on the sale of non-utility real estate and cell tower leases, and (iv) costs associated with the City of Nashua’s eminent domain proceeding and the Merger Agreement. We expect that weather and the amount and timing of rate increases will continue to impact liquidity and that gains from the sale of non-utility real estate will occur relatively infrequently. We expect that additional costs will be incurred throughout most of 2011 primarily related to seeking shareholder and NHPUC approvals in connection with the proposed merger.
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
Significant Financial Covenants
Our $16.0 million revolving credit loan agreement with Bank of America currently is scheduled to expire on June 30, 2011. This loan agreement contains three financial maintenance tests which must be met on a quarterly basis. The capitalized terms below are used herein as defined in the revolving credit loan agreement. These maintenance tests, and our actual performance against these tests as of the dates specified, are as follows:
(1)	our Fixed Charge Coverage Ratio must exceed 1.2x (2.2x as of March 31, 2011);
(2)	our Tangible Net Worth must exceed $46.1 million ($55.4 million as of March 31, 2011); and
(3)	our Funded Debt (less certain cash and short-term investment balances, if any) must not exceed 65% of our Total Capitalization (51.5% as of March 31, 2011).
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

Several of Pennichuck Water’s loan agreements contain a covenant that prevents Pennichuck Water from declaring dividends if Pennichuck Water does not maintain a minimum net worth of $4.5 million. As of March 31, 2011, Pennichuck Water’s net worth was $52.6 million. One of Pennichuck East’s loan agreements contains a covenant that prevents Pennichuck East from declaring dividends if Pennichuck East does not maintain a minimum net worth of $1.5 million. As of March 31, 2011, Pennichuck East’s net worth was $7.0 million.
As of March 31, 2011, we were in compliance with all of our financial covenants. Our ability to continue to satisfy these covenants depends, among other factors, on receipt of timely and adequate rate relief.
Quarterly Dividends
One of our primary uses of funds is dividends on our common stock, payable as and when declared by our Board of Directors. We have paid dividends on our common stock each year since 1856. On May 5, 2011, the Board of Directors declared a second quarter common stock dividend of $0.185 per share payable June 1, 2011 to shareholders of record as of May 16, 2011. The second quarter dividend amount results in an indicated annual rate of $0.74 per share. During the term of the Merger Agreement, we are restricted from increasing our dividend rate above the current rate although we are allowed to continue to pay dividends consistent with past practice. Accordingly, we expect to continue to pay comparable cash dividends in the future, subject to the terms of our debt agreements, as more fully discussed above.
Off-Balance Sheet Arrangements
On August 24, 2006, Pennichuck Water implemented a legal defeasance transaction for its outstanding $780,000 New Hampshire Industrial Development Authority 7.5% 1988 Series tax-exempt bonds (“1988 Series Bonds”). Pennichuck Water placed U.S. treasury securities in an irrevocable escrow account with The Bank of New York, the Bond Trustee, in an aggregate amount sufficient to provide for all remaining scheduled principal and interest payments on the 1988 Series Bonds. This defeasance transaction discharged all future Pennichuck Water obligations with respect to the 1988 Series Bonds, and Pennichuck Water no longer records the debt in its condensed consolidated financial statements.
In October 2005, Pennichuck Water completed a $49.5 million tax-exempt debt financing with the New Hampshire Bond Finance Authority (“BFA”). The BFA acts solely as a passive conduit to the tax-exempt bond markets with us acting as the obligor for the associated tax-exempt debt. We borrowed $38.1 million of the $49.5 million offering. The remaining $11.4 million which had been in escrow for the sole benefit of bondholders with no recourse to us was allowed to expire in July 2010 as a result of the completion of our $40 million water treatment plant upgrade on budget and the December 2009 issuance of approximately $7.5 million of equity capital, net of expense.
We have one interest rate financial instrument, an interest rate swap, described in detail in Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk”, in our Quarterly Report on Form 10-Q for the period ended March 31, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In addition to the other information set forth in Note 6, “Financial Measurement and Fair Value of Financial Instruments” in Part I, Item I, in this Quarterly Report on Form 10-Q, you should carefully consider the disclosures about market risk discussed in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” and Note 9 in Part II, Item 8, “Debt”, in our Annual Report on Form 10-K for the year ended December 31, 2010.

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
The City of Nashua, New Hampshire (the “City”) has been engaged in an effort that began in 2002 to acquire all or a significant portion of the assets of Pennichuck Water, our largest utility subsidiary, through an eminent domain proceeding under NHRSA Chapter 38, and to acquire the assets of our Pennichuck East and Pittsfield Aqueduct regulated utilities. As previously disclosed in a Form 8-K filed November 12, 2010 and in connection with the Merger Agreement, on November 11, 2010 our Company entered into a settlement agreement (the “Settlement Agreement”) with the City. Pursuant to its terms, the Settlement Agreement provides that the pending eminent domain proceeding by the City against the Company (docketed by the NHPUC as DW 04-048), will be terminated even if the merger is not completed for any reason, including as a result of the City not obtaining NHPUC approval of the merger without burdensome conditions that would materially affect the City’s expected economic benefits from the transaction or the financing required for the merger.
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
There have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2010. See also discussion under “The Merger Agreement and Eminent Domain Settlement” included in Part I, Item 2, in this Quarterly Report on Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION
None.

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

4.3
Second Amendment to Rights Agreement dated January 14, 2002, by and between Pennichuck Corporation and EquiServe Trust Company, N.A. (filed as Exhibit 4.2 to the Company’s Registration Statement on Form 8-A12G/A, filed on April 30, 2002 and incorporated herein by reference)

4.4
Agreement of Substitution and Amendment of Common Shares Rights Agreement dated January 15, 2002, by and between Pennichuck Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.3 to the Company’s Registration Statement on Form 8-A12G/A, filed on April 30, 2002 and incorporated herein by reference)

4.5
Amendment to Rights Agreement dated April 29, 2002, by and between Pennichuck Corporation and American Stock Transfer & Trust Company (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 29, 2002 and incorporated herein by reference)

4.6
Dividend Reinvestment and Common Stock Purchase Plan, as amended (included in the prospectus in the Company’s Registration Statement on Form S-3/A, filed on April 8, 2009 and incorporated herein by reference)

4.7
Amendment to Rights Agreement, effective as of August 15, 2006, by and between Pennichuck Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A12G/A, filed on September 25, 2006 and incorporated herein by reference)

4.8
Sixth Amendment to Rights Agreement, effective as of March 2, 2009, by and between Pennichuck Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.8 to the Company’s Registration Statement on Form 8-A12G/A filed on March 5, 2009 and incorporated herein by reference)

4.9
Letter agreement, effective as of March 18, 2009, by and between Pennichuck Corporation and GAMCO Investors, Inc. and its affiliated entities (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 19, 2009 and incorporated herein by reference)

4.10
Seventh Amendment to Rights Agreement, effective as of March 24, 2010, by and between Pennichuck Corporation and American Stock Transfer & Trust Company, LLC (filed as Exhibit 4.10 to the Company’s Registration Statement on Form 8-A12G/A filed on March 26, 2010 and incorporated herein by reference)

4.11
Eighth Amendment to Rights Agreement, effective as of October 29, 2010, by and between Pennichuck Corporation and American Stock Transfer & Trust Company, LLC (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on November 1, 2010 and incorporated herein by reference)

4.12
Ninth Amendment to Rights Agreement, effective as of November 11, 2010, by and between Pennichuck Corporation and American Stock Transfer & Trust Company, LLC (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on November 12, 2010 and incorporated herein by reference)

Exhibit
Number	Exhibit Description

10.1	2011 Executive Officer Bonus Plan dated January 27, 2011

31.1	Certification

31.2	Certification

32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pennichuck Corporation
(Registrant)

Date: May 5, 2011	By:	/s/ Duane C. Montopoli
Duane C. Montopoli
President and Chief Executive Officer

Date: May 5, 2011	By:	/s/ Thomas C. Leonard
Thomas C. Leonard
Senior Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
10.1	2011 Executive Officer Bonus Plan dated January 27, 2011

31.1	Certification

31.2	Certification

32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002