Form 10-Q
period 2011-06-30
PENNICHUCK CORP
filed 2011-08-08
CIK 788885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2011
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
Common Stock, $1 Par Value, 4,682,276 shares outstanding as of August 6, 2011

PENNICHUCK CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
June 30, 2011

-i-

PART I. FINANCIAL INFORMATION (Unaudited)

ITEM 1.	FINANCIAL STATEMENTS
PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	As of
	June 30,	December 31,
	2011	2010
ASSETS
Property, Plant and Equipment, net	$158,920	$158,796

Current Assets:
Cash and cash equivalents	1,220	2,383
Accounts receivable, net of allowance of $42 as of June 30, 2011 and $54 as of December 31, 2010	2,600	2,153
Unbilled revenue	4,133	2,389
Materials and supplies	778	743
Deferred and refundable income taxes	186	717
Prepaid expenses	1,361	1,307

Total Current Assets	10,278	9,692

Other Assets:
Deferred land costs	2,524	2,497
Deferred charges and other assets	10,146	10,502
Investment in real estate partnership	113	114

Total Other Assets	12,783	13,113

TOTAL ASSETS	$181,981	$181,601

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) — CONTINUED
(in thousands, except share data)

	As of
	June 30,	December 31,
	2011	2010
SHAREHOLDERS’ EQUITY AND LIABILITIES
Shareholders’ Equity:
Common stock — $1 par value;
Authorized — 11,500,000 shares in 2011 and 2010;
Issued — 4,683,478 and 4,677,105 shares, respectively;
Outstanding — 4,682,276 and 4,675,903 shares, respectively	$4,683	$4,677
Additional paid in capital	41,423	41,312
Retained earnings	10,345	10,488
Accumulated other comprehensive loss	(208)	(189)
Treasury stock, at cost; 1,202 shares in 2011 and 2010	(138)	(138)

Total Shareholders’ Equity	56,105	56,150

Preferred stock, $100 par value, 15,000 shares authorized; and, no par value, 100,000 shares authorized, no shares issued in 2011 and 2010	—	—

Long-term Debt, Less Current Portion	59,122	59,666

Current Liabilities:
Current portion of long-term debt	1,068	1,053
Accounts payable	1,023	1,972
Accrued interest payable	717	701
Accrued wages and payroll withholding	401	565
Accrued liability — retainage	128	178
Other current liabilities	393	406

Total Current Liabilities	3,730	4,875

Deferred Credits and Other Reserves:
Deferred income taxes	20,208	19,180
Other deferred credits and other reserves	10,182	9,846

Total Deferred Credits and Other Reserves	30,390	29,026

Contributions in Aid of Construction	32,634	31,884

TOTAL SHAREHOLDERS’ EQUITY AND LIABILITIES	$181,981	$181,601

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating Revenues	$10,421	$9,135	$18,313	$16,529

Operating Expenses:
Operations and maintenance	4,655	4,505	9,136	8,837
Depreciation and amortization	1,019	1,063	2,098	2,103
Taxes other than income taxes	1,060	936	2,239	1,903

Total Operating Expenses	6,734	6,504	13,473	12,843

Operating Income	3,687	2,631	4,840	3,686
Eminent Domain and Merger-related Costs	(167)	(134)	(573)	(233)
Net Loss from Investment Accounted for Under the Equity Method	(2)	(1)	(4)	(3)
Other Expense, Net	—	—	(18)	—
Allowance for Funds Used During Construction	—	6	4	10
Interest Income	—	1	—	1
Interest Expense	(827)	(853)	(1,618)	(1,687)

Income Before Provision for Income Taxes	2,691	1,650	2,631	1,774
Provision for Income Taxes	1,066	654	1,042	703

Net Income	1,625	996	1,589	1,071
Other Comprehensive Loss, Net of Tax:
Unrealized loss on derivatives	(64)	(196)	(19)	(280)

Comprehensive Income	$1,561	$800	$1,570	$791

Earnings per Common Share:
Basic	$0.35	$0.21	$0.34	$0.23
Diluted	$0.34	$0.21	$0.33	$0.23
Weighted Average Common Shares Outstanding:
Basic	4,682,043	4,657,543	4,680,721	4,656,045
Diluted	4,758,545	4,690,560	4,756,021	4,680,001

Dividends Paid per Common Share	$0.185	$0.180	$0.370	$0.360
See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Six Months Ended
	June 30,
	2011	2010
Operating Activities:
Net income	$1,589	$1,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,204	2,215
Amortization of deferred investment tax credits	(17)	(17)
Provision for deferred income taxes	1,041	95
Equity component of allowance for funds used during construction	(2)	(5)
Undistributed loss in real estate partnership	4	3
Stock-based compensation expense	63	175
Changes in assets and liabilities	(2,140)	(149)

Net cash provided by operating activities	2,742	3,388

Investing Activities:
Purchases of property, plant and equipment, including debt component of allowance for funds used during construction	(1,655)	(2,568)
Increase in investment in real estate partnership and deferred land costs	(30)	(15)

Net cash used in investing activities	(1,685)	(2,583)

Financing Activities:
Change in line of credit, net	—	504
Payments on long-term debt	(1,195)	(6,001)
Contributions in aid of construction	4	45
Proceeds from long-term borrowings	660	5,482
Debt issuance costs	(11)	(39)
Proceeds from issuance of common stock and dividend reinvestment plan	54	122
Dividends paid	(1,732)	(1,676)

Net cash used in financing activities	(2,220)	(1,563)

Decrease in cash and cash equivalents	(1,163)	(758)
Cash and cash equivalents, beginning of period	2,383	1,570

Cash and cash equivalents, end of period	$1,220	$812

Supplemental disclosure on cash flow and non-cash items for the six months ended June 30, 2011 and 2010 is presented below.

	For the Six Months Ended
	June 30,
(in thousands)	2011	2010
Cash paid (refunded) during the period for:
Interest	$1,490	$1,629

Income taxes	$(495)	$(1,112)

Non-cash items:
Contributions in aid of construction	$1,094	$119

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Description of Business, Acquisition of Company and Summary of Significant Accounting Policies
The terms “we,” “our,” “the Company,” “our Company,” and “us” refer, unless the context suggests otherwise, to Pennichuck Corporation and its subsidiaries, Pennichuck Water Works, Inc. (“Pennichuck Water”), Pennichuck East Utility, Inc. (“Pennichuck East”), Pittsfield Aqueduct Company, Inc. (“Pittsfield Aqueduct”), Pennichuck Water Service Corporation (“Service Corporation”) and The Southwood Corporation (“Southwood”).
Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The condensed consolidated balance sheet amounts shown under the December 31, 2010 column have been derived from the audited financial statements of our Company as contained in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”).
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
Our Company’s regulated water utility subsidiaries are engaged principally in the collection, storage, treatment and distribution of potable water to approximately 34,000 customers throughout the State of New Hampshire. The utility subsidiaries, which are regulated by the New Hampshire Public Utilities Commission (the “NHPUC”), are subject to the provisions of Accounting Standards Codification (“ASC”) Topic 980 “Regulated Operations.”
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
The Shareholders of the Company approved the Merger Agreement at a Special Shareholder Meeting on June 15, 2011.
The merger is subject to approval by the NHPUC. The City’s obligation to complete the transaction is subject to (a) there being no approval conditions imposed by the NHPUC that would materially adversely affect the City’s expected economic benefits from the transaction, and (b) the City’s ability to obtain appropriate financing after all other conditions precedent have been met.

A final hearing before the NHPUC is now scheduled for October 2011 and the NHPUC’s order cannot become final earlier than 30 days after its issuance. Additionally, under the terms of the Merger Agreement, the City has 90 days after the NHPUC order becomes final to complete the financing. Therefore, while the Merger could still be completed by year end, we believe it is now more likely to be completed in the first quarter of 2012.
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

(c) Property, Plant and Equipment
The components of property, plant and equipment as of June 30, 2011 and December 31, 2010 were as follows:

	As of
	June 30,	December 31,
(in thousands)	2011	2010

Utility Property:
Land and land rights	$2,938	$2,994
Source of supply	49,549	49,304
Pumping & purification	28,416	28,072
Transmission & distribution, including services, meters and hydrants	111,542	109,817
General and other equipment	9,890	9,496
Intangible plant	750	747
Construction work in progress	453	684

Total utility property	203,538	201,114
Total non-utility property	5	5

Total property, plant & equipment	203,543	201,119
Less accumulated depreciation	(44,623)	(42,323)

Property, plant and equipment, net	$158,920	$158,796

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

(f) Deferred Charges and Other Assets
Deferred charges include certain regulatory assets and costs of obtaining debt financing. Regulatory assets are amortized over the periods they are recovered through NHPUC-authorized water rates. Deferred financing costs are amortized over the term of the related bonds and notes. Our Company’s utility subsidiaries have recorded certain regulatory assets in cases where the NHPUC has permitted, or is expected to permit, recovery of these costs over future periods. Currently, the regulatory assets are being amortized over periods ranging from four to 25 years. Deferred charges and other assets as of June 30, 2011 and December 31, 2010 consisted of the following:

	As of
	June 30,	December 31,	Recovery
(in thousands)	2011	2010	Period

Regulatory assets:
Source development charges	$904	$932	5 – 25
Miscellaneous studies	591	681	4 – 25
Sarbanes-Oxley costs	147	244	5
Unrecovered pension and post-retirement benefits expense	3,868	3,960	

Total regulatory assets	5,510	5,817
Franchise fees and other	1	7
Supplemental executive retirement plan asset	689	636
Deferred financing costs	3,946	4,042

Total deferred charges and other assets	$10,146	$10,502

	We expect to recover the deferred pension and other post-retirement amounts consistent with the anticipated expense recognition of the pension and other post-retirement costs.
(g) Revenue
Standard charges for water utility services to customers are recorded as revenue, based upon meter readings and contract service, as services are provided. The majority of our Company’s water revenues is based on rates approved by the NHPUC. Estimates of unbilled service revenues are recorded in the period the services are provided. Provision is made in the financial statements for estimated uncollectible accounts.
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
(h) Earnings Per Share
Basic net income per share is computed using the weighted average number of common shares outstanding for a period. Diluted net income per share is computed using the weighted average number of common and dilutive potential common shares outstanding for the period. For the three and six months ended June 30, 2011 and 2010, dilutive potential common shares consisted of outstanding stock options.

The dilutive effect of outstanding stock options is computed using the treasury stock method. Calculations of the basic and diluted net income per common share and potential common share for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2011	2010	2011	2010

Basic net income per share	$0.35	$0.21	$0.34	$0.23
Dilutive effect of unexercised stock options	(0.01)	—	(0.01)	—

Diluted net income per share	$0.34	$0.21	$0.33	$0.23

Numerator:
Net income	$1,625	$996	$1,589	$1,071

Denominator:
Basic weighted average common shares outstanding	4,682,043	4,657,543	4,680,721	4,656,045
Dilutive effect of unexercised stock options	76,502	33,017	75,300	23,956

Diluted weighted average common shares outstanding	4,758,545	4,690,560	4,756,021	4,680,001

The following table lists the number of options to purchase shares of common stock that was not included in the computation of diluted earnings per share for the three and six months ended June 30, 2011 and 2010 because their effect would have been antidilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Number of options to purchase shares of common stock excluded from the computation of diluted earnings per share	—	—	—	34,200

(i) Interest Rate Swap
As of June 30, 2011, we had an interest rate swap that qualifies as a derivative. This financial instrument is designated as a cash flow hedge and is used to mitigate interest rate risk associated with our outstanding $4.3 million loan that has a floating interest rate based on the three-month London Interbank Offered Rate (“LIBOR”) plus 1.75% as of June 30, 2011. The combined effect of the LIBOR-based borrowing formula and the swap produces an “all-in fixed borrowing cost” equal to 5.95%. The fair value of this derivative, as of June 30, 2011 and December 31, 2010, included in our condensed consolidated balance sheet under “Other deferred credits and other reserves” was $347,000 and $314,000, respectively. Changes in the fair value of this derivative were deferred in accumulated other comprehensive loss.
Swap settlements are recorded in the income statement with the hedged item as interest expense. During the three months ended June 30, 2011 and 2010, $43,000 and $44,000, respectively, was reclassified from accumulated other comprehensive loss to interest expense as a result of swap settlements. During the six months ended June 30, 2011 and 2010, $85,000 and $59,000, respectively, was reclassified from accumulated other comprehensive loss to interest expense as a result of swap settlements. We expect to reclassify approximately $167,000 from accumulated other comprehensive loss to interest expense as a result of swap settlements, over the next twelve months.

(j) Recently Issued Accounting Standards
On May 12, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRSs.” This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (the “Boards”) on fair value measurement. The collective efforts of the Boards have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements. The amendments are effective for public entities for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. Early adoption is not permitted for public entities; therefore, we currently expect to adopt this standard in the first quarter of 2012. We are currently reviewing the effect this new pronouncement will have on our consolidated financial statements.
On June 16, 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This ASU amends the ASC to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single statement of comprehensive income or in two separate but consecutive statements. The amendments are effective for public entities for interim and annual periods beginning after December 15, 2011, and should be applied retrospectively. Early adoption is permitted for public entities. We currently expect to adopt this standard in the first quarter of 2012. We are currently reviewing the effect this new pronouncement will have on our consolidated financial statements.
We do not expect the adoption of any other recently issued accounting pronouncements to have a material impact on our financial condition or results of operations.
Note 2 — Post-retirement Benefit Plans
We have a non-contributory defined benefit pension plan (the “DB Plan”) that covers substantially all employees. The benefits are formula-based, considering both past and future service as well as participant compensation levels. Our funding policy is to contribute annual amounts that meet the requirements for funding under Section 404 of the Internal Revenue Code and the Pension Protection Act. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.
We provide post-retirement medical benefits for eligible retired employees through one of two plans (collectively referred to as our “OPEB Plans”). For employees who retire on or after the normal retirement age of 65, benefits are provided through a post-retirement plan (the “Post-65 Plan”). For employees who retire prior to their normal retirement age and who have met certain age and service requirements, benefits are provided through a post-employment medical plan (the “Post-employment Plan”). Future benefits under the Post-65 Plan increase annually based on the actual percentage of wage and salary increases earned from the plan inception date to the normal retirement date. The benefits under the Post-employment Plan allow for the continuity of medical benefits coverage at group rates from the employee’s retirement date until the employee becomes eligible for Medicare. The Post-employment Plan is funded from the general assets of our Company.
Upon retirement, if a qualifying employee elects to receive benefits, we pay up to a maximum monthly benefit of $293 based on eligibility and years of service.

During the three and six months ended June 30, 2011 and 2010, we made the following contributions to the DB Plan:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010

Amount of contribution to the Plan	$209	$134	$343	$246

In order to satisfy the minimum funding requirements of the Employee Retirement Income Security Act of 1974, we anticipate that we will contribute approximately $1.0 million to the DB Plan in 2011.
The components of net DB Plan costs were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010

Service cost, benefits earned during the period	$171	$164	$341	$328
Interest cost on projected benefit obligation	164	154	329	309
Expected return on plan assets	(134)	(124)	(268)	(248)
Recognized net actuarial loss	43	43	85	85

Net periodic benefit cost	$244	$237	$487	$474

During the three and six months ended June 30, 2011 and 2010, we made the following contributions to the OPEB Plans.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010

Amount of contribution into the program	$13	$10	$25	21

The components of net OPEB Plans costs were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010

Service cost, benefits earned during the period	$31	$32	$61	$63
Interest cost on accumulated post-retirement and post-employment benefit obligation	34	34	69	69
Expected return on plan assets	(14)	(12)	(28)	(24)
Amortization of prior service cost	5	—	10	—
Recognized net actuarial loss	(2)	6	(4)	11

Net periodic benefit cost	$54	$60	$108	$119

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
The impact of stock-based compensation on the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010

Stock-based compensation	$36	$31	$63	$175
Income taxes	(14)	(12)	(25)	(70)

Stock-based compensation, net of tax	$22	$19	$38	$105

The total compensation cost related to non-vested stock option awards was approximately $60,000, net of tax, as of June 30, 2011. These costs are expected to be recognized during the remainder of 2011 through 2013.
We have periodically granted our officers and key employees incentive and non-qualified stock options on a discretionary basis pursuant to the 2009 Equity Incentive Plan (the “2009 Plan”); however, during the term of the Merger Agreement, we are not permitted to issue options or other forms of equity.
Options issued under the 2009 Plan during the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Options issued under the 2009 Plan	—	—	—	71,900

As of June 30, 2011, 111,934 shares were available for future grant under the 2009 Plan.
Note 4 — Commitments and Contingencies
Merger Agreement with the City of Nashua and Prior Eminent Domain Proceedings
In 2002, the City of Nashua (the “City”) began an effort to acquire all or a significant portion of Pennichuck Water’s assets through an eminent domain proceeding under New Hampshire Revised Statutes Annotated Chapter 38, as well as the assets of the Company’s Pennichuck East and Pittsfield Aqueduct utility subsidiaries. As discussed in Note 1, “Description of Business, Acquisition of Company and Summary of Significant Accounting Policies” in Part I, Item I, in this Quarterly Report on Form 10-Q, on November 11, 2010, we entered into a Merger Agreement with the City pursuant to which the City will, subject to a number of conditions precedent and contingencies, purchase all the outstanding common stock and common stock equivalents of Pennichuck Corporation for $29.00 per share. Pursuant to the terms of a Settlement Agreement entered into contemporaneously with the Merger Agreement, the Company and the City have agreed that this transaction constitutes full settlement of their eminent domain dispute.

History of the City of Nashua’s Eminent Domain Proceeding and the Merger Agreement
We entered into an agreement in April 2002 to be acquired by Aqua America, Inc. (then named Philadelphia Suburban Corporation) by merger. The merger was subject to several conditions, including approval by our shareholders and approval by the NHPUC.
The City’s Mayor at that time stated his opposition to our proposed merger with Aqua America after we announced it. In November 2002, the City of Nashua Board of Aldermen adopted a formal resolution to hold a City-wide referendum to approve the initiation of an eminent domain proceeding or other acquisition of all or a portion of Pennichuck Water’s system serving the residents of Nashua and others. In January 2003, Nashua’s residents approved the referendum. In February 2003, before we submitted the merger to vote by our shareholders, Aqua America and we agreed to abandon the proposed transaction because of actions taken by the City to acquire our assets by eminent domain.
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
On November 11, 2010, the City and the Company entered into the Merger Agreement pursuant to which the City will, subject to a number of conditions precedent and contingencies, purchase all of the outstanding common stock and common stock equivalents of the Company for $29.00 per share, or approximately $138 million, in cash. On January 11, 2011, the City’s Board of Aldermen voted 14 — 1 to approve and ratify the Merger Agreement and the issuance of bonds to finance the acquisition.
The Shareholders of the Company approved the Merger Agreement at a Special Shareholder Meeting on June 15, 2011.

The merger is also subject to regulatory approval by the NHPUC. The City’s obligation to complete the transaction is subject to (a) there being no burdensome approval conditions imposed by the NHPUC that would materially adversely affect the City’s expected economic benefits from the transaction and (b) the City’s ability to obtain appropriate financing after all the conditions precedent (including those specified above and other customary closing conditions) have been met.
Relating to NHPUC approval of the proposed merger with Nashua, a final hearing is now scheduled for October 2011 and its order does not become final earlier than 30 days after issuance. The hearing, previously scheduled for late July, was delayed in order to update certain financial analyses to reflect recent permanent rate orders issued to two of the Company’s utility subsidiaries, and to prepare responses to various questions raised by the parties to the proceeding. Under the terms of the Merger Agreement, the City in effect has 90 days after the NHPUC order becomes final to complete the financing. Therefore, while the Merger could still be completed by year end, we believe it is now more likely to be completed in the first quarter of 2012.
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
The line titled “Other” is not a reportable segment and is shown only to reconcile to the total amounts shown in our condensed consolidated financial statements. The following table presents information about our primary business segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010

Operating revenues:
Regulated water utility operations	$9,706	$8,519	$16,995	$15,324
Water management services	713	614	1,314	1,201
Other	2	2	4	4

Total operating revenues	$10,421	$9,135	$18,313	$16,529

Net income (loss):
Regulated water utility operations	$1,707	$1,059	$1,883	$1,185
Water management services	33	24	69	42
Other	(115)	(87)	(363)	(156)

Total net income (loss)	$1,625	$996	$1,589	$1,071

	As of
	June 30,	December 31,
(in thousands)	2011	2010

Total assets:
Regulated water utility operations	$175,803	$176,098
Water management services	134	127
Other	6,044	5,376

Total assets	$181,981	$181,601

Note 6 — Financial Measurement and Fair Value of Financial Instruments
We use a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of fair value hierarchy are as follows:
Level 1: Based on quoted prices in active markets for identical assets.
Level 2: Based on significant observable inputs.
Level 3: Based on significant unobservable inputs.
An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.
For assets and liabilities measured at fair value on a recurring basis, the fair value measurement by levels within the fair value hierarchy used as of June 30, 2011 and December 31, 2010 was as follows:

(in thousands)	Total	Level 1	Level 2	Level 3

June 30, 2011:
Interest rate swap	$(347)	$—	$(347)	$—

December 31, 2010:
Interest rate swap	$(314)	$—	$(314)	$—

The carrying value of certain financial instruments included in the accompanying condensed consolidated balance sheet, along with the related fair value, as of June 30, 2011 and December 31, 2010 was as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value

Liabilities:
Long-term debt	$(60,190)	$(53,599)	$(60,719)	$(56,401)

Interest rate swap liability	$(347)	$(347)	$(314)	$(314)

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration. The fair value for long-term debt shown above does not purport to represent the amounts at which those debt obligations would be settled. The fair market value of our interest rate swap represents the estimated cost to terminate this agreement as of June 30, 2011 based upon the then-current interest rates and the related credit risk.
The carrying values of our cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of their short maturity dates.

Note 7 — Equity Investment in Unconsolidated Company
As of June 30, 2011 and December 31, 2010, Southwood held a 50 percent ownership interest in a limited liability company known as HECOP IV. HECOP IV, whose assets and liabilities are not included in the accompanying condensed consolidated balance sheets, owns approximately nine acres of undeveloped land in Merrimack, New Hampshire. The remaining ownership interest in HECOP IV is held by John P. Stabile II, principal owner of H. J. Stabile & Son, Inc. The short-term cash needs of HECOP IV are expected to be funded by its partners on an on-going basis and are not expected to be significant.
Southwood uses the equity method of accounting for its investment in HECOP IV and accordingly, its investment is adjusted for its share of losses. Southwood’s share of losses is included under “Net Loss from Investment Accounted for Under the Equity Method” in the accompanying condensed consolidated statements of income.
Note 8—Income Taxes
Income taxes are recorded using the accrual method. The provision for federal and state income taxes is based on income reported in our condensed consolidated financial statements as adjusted for items recognized differently for income tax purposes.
The income reported in our condensed consolidated financial statements is reduced by all merger-related costs that are expensed as incurred. Certain of these merger-related costs may not be deductible, for income tax purposes, upon the actual closing of the transaction that has not yet occurred. We have elected to account for those costs, which are approximately $641,000 through June 30, 2011, as temporary differences based upon the nature and timing of the costs incurred, without assuming the business combination will ultimately occur. Upon the actual closing of the transaction, these costs may no longer be deductible and would be capitalized as part of the merger consideration for tax purposes.
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
Introduction
The terms “we,” “our,” “the company,” “our Company,” and “us” refer, unless the context suggests otherwise, to Pennichuck Corporation and its subsidiaries, Pennichuck Water Works, Inc. (“Pennichuck Water”), Pennichuck East Utility, Inc. (“Pennichuck East”), Pittsfield Aqueduct Company, Inc. (“Pittsfield Aqueduct”), Pennichuck Water Service Corporation (“Service Corporation”) and The Southwood Corporation (“Southwood”).
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
The percentage of our operating revenues generated by our regulated water utility subsidiaries as a group and by Pennichuck Water for the three and six months ended June 30, 2011 and 2010 was as follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
All regulated water utility subsidiaries	93%	93%	93%	93%

Pennichuck Water	76%	73%	75%	73%
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
Southwood is engaged in real estate management and commercialization activities. Historically, most of Southwood’s activities were conducted through real estate joint ventures. Over the past 10 years, Southwood has participated in four joint ventures with John P. Stabile II, a local developer. Southwood’s earnings have from time to time during that period contributed a significant percentage of our net income, including in the year ended December 31, 2008 (i.e., the January 2008 sale of the three commercial office buildings that comprised substantially all of the assets of HECOPs I, II and III). Southwood’s contributions to our earnings from the sale of real estate have increased the fluctuations in our net income during the 10-year period. Looking ahead, we expect real estate commercialization to contribute a smaller proportion of our revenues and earnings over the next several years. Furthermore, during the term of our Merger Agreement (defined below) with the City of Nashua (the “City”), our entry into new sales contracts and/or the making of material amendments to any existing sales contracts, generally are subject to advance written approval by the City.
The eminent domain dispute with the City that is described in more detail below and elsewhere in this report has had a material adverse effect on our results of operations in recent years. This dispute was resolved with the signing of a definitive merger agreement (“Merger Agreement”) on November 11, 2010 with the City pursuant to which the City will, subject to a number of conditions precedent and contingencies, purchase all of the outstanding common stock and common stock equivalents of Pennichuck Corporation for $29.00 per share, or approximately $138 million, in cash. After taking into account our outstanding debt, the transaction represents a total enterprise value of approximately $200 million.
As you read the Management’s Discussion and Analysis, refer to our Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements in Part I, Item 1, in this Quarterly Report on Form 10-Q.
Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q, including certain statements in Management’s Discussion and Analysis, are forward-looking statements intended to qualify for safe harbors from liability under the Private Securities Litigation Reform Act of 1995, as amended (and codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). The statements are made based upon, among other things, our current assumptions, expectations and beliefs concerning future developments and their potential effect on us. These forward-looking statements involve risks, uncertainties and other factors, many of which are outside our control and which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. In some cases you can identify forward-looking statements where statements are preceded by, followed by, or include the words “in the future,” “believes,” “expects,” “anticipates,” “plans” or similar expressions, or the negative thereof.

Forward-looking statements involve risks and uncertainties, and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Such factors include, but are not limited to, the timing and outcome of the NHPUC hearing and approval process, a future judicial or regulatory determination that events prior to the November 11, 2010 effective date of our Merger Agreement with the City of Nashua constituted a final determination of the price to be paid under RSA 38:13 and triggered the statutory 90-day period within which the City was required to decide whether to take, by eminent domain, the assets of our Pennichuck Water subsidiary; the expiration of said 90-day period without the City having made any such decision; whether the merger transaction is ultimately consummated; the success of applications for rate relief; changes in governmental regulations; changes in the economic and business environment that may impact demand for our water, services and real estate products; changes in capital requirements that may affect our level of capital expenditures; changes in business strategy or plans; and fluctuations in weather conditions that impact water consumption. For a complete discussion of our risk factors, see Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2010. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
The Merger Agreement and Eminent Domain Settlement
The City has been engaged in an on-going effort that began in 2002 to acquire all or a significant portion of the assets of Pennichuck Water, our largest utility subsidiary, through an eminent domain proceeding under NHRSA Chapter 38. This dispute was resolved on November 11, 2010 when the City and the Company entered into a Merger Agreement pursuant to which the City will, subject to a number of conditions precedent and contingencies, purchase all of the outstanding common stock and common stock equivalents of Pennichuck Corporation for $29.00 per share, or approximately $138 million, in cash.
The Shareholders of the Company approved the Merger Agreement at a Special Shareholder Meeting on June 15, 2011.
Consummation of the proposed merger pursuant to the Merger Agreement is subject to regulatory approval by the NHPUC. The City’s obligation to complete the merger is subject to, (i) there being no burdensome conditions imposed by the NHPUC in approving the merger that would materially adversely affect the City’s expected economic benefits from the transaction, and (ii) the City’s ability to obtain appropriate financing after all the conditions precedent (including those specified above and other customary closing conditions) have been met.
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
We have not deferred costs incurred to defend against the City’s eminent domain proceeding against our Pennichuck Water subsidiary or in connection with the proposed merger. We have, however, asked for recovery of a portion of these costs in rate relief filed with the NHPUC in May 2010. Our request has been stayed pending the outcome of the proposed acquisition by the City of Nashua.
Revenue Recognition. The revenues of our regulated water utility subsidiaries are based on authorized rates approved by the NHPUC. Estimates of water utility revenues for water delivered to customers but not yet billed are accrued at the end of each accounting period. We read our customer meters on a monthly basis and record revenues based on those readings. Unbilled revenues from the last meter-reading date to the end of the accounting period are estimated based on historical usage and applicable water rates. Actual results could differ from those estimates. Accrued unbilled revenues recorded in the accompanying condensed consolidated financial statements as of June 30, 2011 and December 31, 2010 were $4.1 million and $2.4 million, respectively. At June 30, 2011, unbilled revenue included $1.3 million of recoupment revenue resulting from permanent rate increase orders for Pennichuck Water and Pittsfield Aqueduct that will be billed pro-rata over the next 12 months as approved by the NHPUC.
Our non-utility revenues are recognized when services are rendered. Revenues are based, for the most part, on long-term contractual rates.
Pension and Other Post-retirement Benefits. Our pension and other post-retirement benefit costs are dependent upon several factors and assumptions, such as employee demographics, plan design, the level of cash contributions made into the plans, earnings on the plans’ assets, the discount rate applied to estimated future payment obligations, the expected long-term rate of return on plan assets, and health care cost trends.
Changes in pension and other post-retirement benefit obligations associated with these factors may not be immediately recognized as costs in the condensed consolidated statements of income, but generally are recognized in future years over the remaining average service period of the plan participants.
In determining pension obligation and expense amounts, the factors and assumptions described above may change from period to period, and such changes could result in material changes to recorded pension and other post-retirement benefit costs and funding requirements. Further, the value of our pension plan assets are subject to fluctuations in market returns that may result in increased or decreased pension expense in future periods.
Our pension plan currently meets the minimum funding requirements of the Employee Retirement Income Security Act of 1974. We currently anticipate that we will contribute approximately $1.0 million to the plan during 2011.

Results of Operations — General
In this section, we discuss our results of operations for the three and six months ended June 30, 2011 and 2010 and the factors affecting them. Our operating activities are discussed in Note 5, “Business Segment Reporting” in Part I, Item I, in this Quarterly Report on Form 10-Q.
Results of Operations — Three Months Ended June 30, 2011
Compared to Three Months Ended June 30, 2010
Overview
Our revenue, and consequently our net income, can be significantly affected by economic and weather conditions as well as customer conservation efforts, and in past years, our net income has been significantly affected by sales of significant real estate assets which have occurred from time to time. Water revenues are typically at their lowest point during the first and fourth quarters of the calendar year. Water revenues in the second and third quarters tend to be greater because of increased water consumption for non-essential usage by our customers during the late spring and summer months.
For the three months ended June 30, 2011, our net income was $1.6 million, compared to net income of $996,000 for the three months ended June 30, 2010. On a per share basis (diluted), net income for the three months ended June 30, 2011 was $0.34 as compared to net income of $0.21 for the three months ended June 30, 2010. The principal factors that affected current period net income, relative to the comparable prior period, were the following:
•	An increase in regulated water utility operating income of $1.0 million; partially offset by

•	An increase in income tax expense of $412,000.
Regulated Water Utility Operations
Our regulated water utility operations include the activities of Pennichuck Water, Pennichuck East and Pittsfield Aqueduct, each of which is regulated by the NHPUC.
For the three months ended June 30, 2011, our utility operating revenues increased to $9.7 million compared to $8.5 million for the three months ended June 30, 2010, an increase of approximately $1.2 million or 13.9%. The increase in revenues was principally due to a 10.8% temporary rate increase granted to Pennichuck Water in October 2010 and the replacement of that temporary rate order by an 11.95% permanent rate increase granted in June 2011. Operating revenues for the three months ended June 30, 2011 also include approximately $1.2 million of recoupment revenues based on rates set in the permanent rate order for service rendered from June 16, 2010, the customer notification date, to the June 9, 2011 permanent order issuance date. We also recorded a $209,000 negative adjustment to revenues in the quarter to reflect a provision in the permanent rate order requiring a sharing of gains on certain cell tower revenues recorded in prior years. This amount was recorded as a deferred credit on our balance sheet and is being amortized over four years retroactive to June 16, 2010.
The increase in revenues was partially offset by a 10% lower billed sales volume in 2011 compared to 2010 resulting from a combination of increased conservation and cooler weather.

For the three months ended June 30, 2011, 67% of our billed regulated water utility usage was to residential customers, and 28% to commercial and industrial customers, with the balance being principally from billings to municipalities.
We believe our customer usage is impacted by the economy, weather and conservation efforts in response to rate increases, as well as general customer response to various conservation focused communications and the continuing installation of more water efficient appliances.
For the three months ended June 30, 2011, our total utility operating expenses increased by approximately 2.4% over the three months ended June 30, 2010 as shown in the table below.

	Three Months Ended June 30,
(in thousands)	2011	2010	Change

Operations & maintenance	$3,960	$3,899	$61
Depreciation & amortization	1,019	1,060	(41)
Taxes other than income taxes	1,059	936	123

Total Utility Operating Expenses	$6,038	$5,895	$143

The operations and maintenance expenses of our regulated water utility business include such categories as:
•	Water supply, treatment, purification and pumping;

•	Transmission and distribution system functions, including repairs and maintenance and meter reading; and

•	Engineering, customer service and general and administrative functions.
The $143,000 increase in our utilities’ operating expenses over the same period in 2010 was primarily the result of the following:
•	Increased taxes other than income taxes of $123,000 principally related to increased real estate taxes resulting from capital additions and increased assessed values on our water system properties;

•	Increased production costs of $73,000 primarily related to increased purchased water and chemical costs; and

•
Decreased depreciation and amortization of $41,000 due to amortization of a deferred credit ordered by the NHPUC from June 16, 2010 through June 30, 2011 in the amount of approximately $54,000 (as discussed previously) partly offset by depreciation from property and plant additions during 2010 and the first two quarters of 2011.

As a result of the above changes in operating revenues and expenses, regulated water utility operating income increased by $1.1 million, or 39.6%, for the three months ended June 30, 2011 over the three months ended June 30, 2010.
Pennichuck Water had filed for rate relief with the NHPUC on May 7, 2010 seeking a permanent annual increase in revenues of $3.9 million, or 16.23%, plus a step increase of $0.9 million, or 3.68%. The rate relief request also included a request to recover certain amounts expended by us in connection with the eminent domain proceeding. On October 8, 2010, the NHPUC issued an order approving a temporary rate increase which equates to an annualized increase in revenues of approximately $2.6 million, or 10.8%, effective for bills rendered from and after October 8, 2010. On June 9, 2011, the NHPUC issued an order approving a permanent rate increase which equates to an annualized increase in revenues of approximately $2.9 million, or 11.95%, effective for service rendered from June 2010. The permanent rate increase replaces the temporary rate increase granted in October 2010. A one-time recoupment of revenues, as discussed previously, was recorded in the second quarter of 2011 in the amount of approximately $1.2 million, as previously discussed. Our request to recover approximately $5.4 million in eminent domain defense costs has been stayed pending the completion of the acquisition by the City of Nashua.

In the order, the NHPUC also approved a pilot Water Infrastructure and Conservation Adjustment (“WICA”) mechanism that will allow Pennichuck Water to recover, through a rate surcharge between rate cases, certain costs of replacing and rehabilitating aging water infrastructure assets as such assets are placed into service. The WICA charge will allow Pennichuck Water to increase its rates, based on approved in-service projects, up to a maximum of 2% per year and 7.5% in total between rate cases.
Our utilities expect to periodically seek rate relief, as necessary, to recover increased operating costs and to obtain recovery of and a return on capital additions as they are made over time as well as to adjust for the impact of reduced consumption related to conservation and economic conditions.
Water Management Services
The operating revenues of our water management services segment increased to $713,000 for the three months ended June 30, 2011 from $614,000 for the three months ended June 30, 2010, resulting in an increase of approximately $99,000, or 16.1%. The net income of our water management services segment increased by $9,000 to $33,000 for the three months ended June 30, 2011 from $24,000 for the three months ended June 30, 2010. We expect that overall income and expense levels for the remainder of 2011 will be consistent with 2010 levels.
Provision for Income Taxes
For the three months ended June 30, 2011, we recorded an income tax expense of $1.1 million compared to $654,000 for the three months ended June 30, 2010. The effective income tax rate for both periods was 39.6%.
Results of Operations — Six Months Ended June 30, 2011
Compared to Six Months Ended June 30, 2010
Overview
Our revenue, and consequently our net income, can be significantly affected by economic and weather conditions as well as customer conservation efforts, and in past years, our net income has been significantly affected by sales of major real estate assets which have occurred from time to time. Water revenues are typically at their lowest point during the first and fourth quarters of the calendar year. Water revenues in the second and third quarters tend to be greater because of increased water consumption for non-essential usage by our customers during the late spring and summer months.

For the six months ended June 30, 2011, our net income was $1.6 million, compared to net income of $1.1 million for the six months ended June 30, 2010. On a per share basis (diluted), net income for the six months ended June 30, 2011 was $0.33 as compared to net income of $0.23 for the six months ended June 30, 2010. The principal factors that affected current period net income, relative to the comparable prior period, were the following:
•	An increase in regulated water utility operating income of $1.1 million;

•	A decrease in interest expense of $69,000; partially offset by

•	An increase in eminent domain and merger-related costs of $340,000; and

•	An increase in income tax expense of $339,000.
Regulated Water Utility Operations
Our regulated water utility operations include the activities of Pennichuck Water, Pennichuck East and Pittsfield Aqueduct, each of which is regulated by the NHPUC.
For the six months ended June 30, 2011, our utility operating revenues increased to $17.0 million compared to $15.3 million for the six months ended June 30, 2010, an increase of approximately $1.7 million or 10.9%. The increase in revenues was principally due to a 10.8% temporary rate increase granted to Pennichuck Water in October 2010. Operating revenues for the six months ended June 30, 2011 also include approximately $1.2 million of recoupment revenue resulting from a permanent rate increase granted to Pennichuck Water on June 9, 2011. The recoupment revenue is the result of applying the permanent rates to service rendered from June 16, 2010, the date customers were notified of the rate increase filing, to the June 9, 2011 date of the permanent rate order. We also recorded a $209,000 negative adjustment to revenues to reflect a provision in the rate order requiring a sharing of gains on certain cell tower revenues recorded in prior years. This amount was recorded as a deferred credit on our balance sheet and is being amortized over four years retroactive to June 16, 2010.
The increase in revenues was partially offset by a 6% lower billed sales volume in 2011 compared to 2010 resulting from a combination of increased conservation and cooler weather.
For the six months ended June 30, 2011, 68% of our billed regulated water utility usage was to residential customers, and 28% to commercial and industrial customers, with the balance being principally from billings to municipalities.
We believe our customer usage is impacted by the economy, weather and conservation efforts in response to rate increases, as well as general customer response to various conservation focused communications and the continuing installation of more water efficient appliances.
For the six months ended June 30, 2011, our total utility operating expenses increased by approximately 4.9% over the six months ended June 30, 2010 as shown in the table below.

	Six Months Ended June 30,
(in thousands)	2011	2010	Change

Operations & maintenance	$7,872	$7,632	$240
Depreciation & amortization	2,098	2,099	(1)
Taxes other than income taxes	2,238	1,902	336

Total Utility Operating Expenses	$12,208	$11,633	$575

The operations and maintenance expenses of our regulated water utility business include such categories as:
•	Water supply, treatment, purification and pumping;

•	Transmission and distribution system functions, including repairs and maintenance and meter reading; and

•	Engineering, customer service and general and administrative functions.
The $575,000 increase in our utilities’ operating expenses over the same period in 2010 was primarily the result of the following:
•	Increased taxes other than income taxes of $336,000 principally related to increased real estate taxes resulting from capital additions and increased assessed values on our water system properties;

•	Increased production costs of $140,000 primarily related to increased purchased water and chemical costs;

•	Increased transmission and distribution costs of $130,000 primarily relating to routine and periodic maintenance costs, including snow removal;

•
General and administrative costs increased by approximately $63,000 due to an increase in healthcare costs and other employee benefits. This increase was partly offset by reduced non-cash compensation expense primarily from employee stock options granted in the first quarter of 2010; and

•
Decreased depreciation and amortization of $1,000 due to amortization of a deferred credit ordered by the NHPUC from June 16, 2010 through June 30, 2011 in the amount of approximately $54,000 (as discussed previously) entirely offset by depreciation from property and plant additions during 2010 and the first two quarters of 2011.

As a result of the above changes in operating revenues and expenses, regulated water utility operating income increased by $1.1 million, or 29.7%, for the six months ended June 30, 2011 over the six months ended June 30, 2010.
Water Management Services
The operating revenues of our water management services segment increased to $1.3 million for the six months ended June 30, 2011 from $1.2 million for the six months ended June 30, 2010, resulting in an increase of approximately $113,000, or 9.4%. The net income of our water management services segment increased by $27,000 to $69,000 for the six months ended June 30, 2011 from $42,000 for the six months ended June 30, 2010. We expect that overall income and expense levels for the remainder of 2011 will be consistent with 2010 levels.
Eminent domain and merger-related costs
Our eminent domain and merger-related costs were $573,000 for the six months ended June 30, 2011 as compared to $233,000 for the six months ended June 30, 2010, an increase of $340,000. The increase was largely attributable to a $250,000 fee in connection with obtaining a “fairness opinion” from our merger-related financial advisors. The balance of the 2011 and the 2010 eminent domain and merger-related costs were primarily attributable to legal fees associated with the proceedings and related activities.

Interest Expense
For the six months ended June 30, 2011, our interest expense was $1.6 million, compared to $1.7 million in 2010. The decrease of approximately $69,000 was primarily attributable to a patronage distribution declared and paid by a cooperative lending institution during the first quarter of 2011.
Provision for Income Taxes
For the six months ended June 30, 2011, we recorded an income tax expense of $1.0 million compared to $703,000 for the six months ended June 30, 2010. The effective income tax rate for both periods was 39.6%.
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
We utilize our revolving credit facility to a greater or lesser extent in response to variations in cash flow from the factors discussed above. Our Company has been able to obtain long-term financing as needed in the current economic environment.
Capital Expenditures Program
We are engaged in construction programs at our utility subsidiaries primarily for water distribution system repair, rehabilitation and replacement, water storage facility maintenance and additions, and water supply security. We expect our capital expenditures to be approximately $7.5 million, $9.2 million and $6.9 million for the years ending December 31, 2011, 2012 and 2013, respectively. The timing of these projects may be impacted by weather, availability of contractors and equipment, coordination with other utilities and municipalities in order to reduce digging and paving costs and the availability and cost of financing.

Significant Financial Covenants
Our $16.0 million revolving credit loan agreement with Bank of America was amended in June 2011 to reduce the line to $12 million and to extend the expiration date to February 28, 2012. The reduction in the revolving credit facility was made to reflect our reduced borrowing needs in light of the completion of its water treatment plant last year. This loan agreement contains three financial maintenance tests which must be met on a quarterly basis. The capitalized terms below are used herein as defined in the revolving credit loan agreement. These maintenance tests, and our actual performance against these tests as of the dates specified, are as follows:
(1)	our Fixed Charge Coverage Ratio must exceed 1.2x (2.6x as of June 30, 2011);

(2)	our Tangible Net Worth must exceed $46.1 million ($56.1 million as of June 30, 2011); and

(3)	our Funded Debt (less certain cash and short-term investment balances, if any) must not exceed 65% of our Total Capitalization (51.4% as of June 30, 2011).
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
Several of Pennichuck Water’s loan agreements contain a covenant that prevents Pennichuck Water from declaring dividends if Pennichuck Water does not maintain a minimum net worth of $4.5 million. As of June 30, 2011, Pennichuck Water’s net worth was $53.5 million. One of Pennichuck East’s loan agreements contains a covenant that prevents Pennichuck East from declaring dividends if Pennichuck East does not maintain a minimum net worth of $1.5 million. As of June 30, 2011, Pennichuck East’s net worth was $6.9 million.
As of June 30, 2011, we complied with all of our financial covenants. Our ability to continue to satisfy these covenants depends on, among other factors, receipt of timely and adequate rate relief.

Quarterly Dividends
One of our primary uses of funds is dividends on our common stock, payable as and when declared by our Board of Directors. We have paid dividends on our common stock each year since 1856. On August 8, 2011, the Board of Directors declared a third quarter common stock dividend of $0.185 per share payable September 1, 2011 to shareholders of record as of August 19, 2011. The third quarter dividend amount results in an indicated annual rate of $0.74 per share. During the term of the Merger Agreement, we are restricted from increasing our dividend rate above the current rate although we are allowed to continue to pay dividends consistent with past practice. Accordingly, we expect to continue to pay comparable cash dividends in the future, subject to the terms of our debt agreements, as more fully discussed above.
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
In October 2005, Pennichuck Water completed a $49.5 million tax-exempt debt financing with the New Hampshire Bond Finance Authority (“BFA”). The BFA acts solely as a passive conduit to the tax-exempt bond markets with us acting as the obligor for the associated tax-exempt debt. We borrowed $38.1 million of the $49.5 million offering. The remaining $11.4 million which had been in escrow for the sole benefit of bondholders with no recourse to us was allowed to expire in July 2010 as a result of the completion of our $40 million water treatment plant upgrade and the December 2009 issuance of approximately $7.5 million of equity capital, net of expense.
We have one interest rate financial instrument, an interest rate swap, described in detail in Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk”, in our Quarterly Report on Form 10-Q for the period ended June 30, 2010.

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
Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in our Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Based on their evaluation, the principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Report on Form 10-Q to provide assurance that (i) information relating to our Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable Securities and Exchange Commission’s rules and forms and (ii) information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
Both of these cases are currently in the discovery phase and are scheduled for mediation in November 2011. If such mediations are unsuccessful, each case is expected to be tried in Q2 of 2012. With respect to one of these cases, based upon the limitation of liability provisions specified in Pittsfield Aqueduct’s tariff for the water services it provided at Birch Hill, the New Hampshire Superior Court dismissed all claims based on any theories other than negligence. The plaintiff in that case has filed a motion for rehearing but we have been advised that the Court will not likely grant such motion.

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
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. RESERVED
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description

3.1	Restated Articles of Incorporation of Pennichuck Corporation (filed as Exhibit 3.1 to the Company’s 2007 Annual Report on Form 10-K and incorporated herein by reference)

3.2	Bylaws of Pennichuck Corporation (filed as Exhibit 3.2 to the Company’s third quarter 2008 Quarterly Report on Form 10-Q and incorporated herein by reference)

4.1	Rights Agreement dated as of April 20, 2000 between Pennichuck Corporation and Fleet National Bank, as Rights Agent (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A12G, filed on April 21, 2000 and incorporated herein by reference)

4.2	Amendment to Rights Agreement dated October 10, 2001, by and between Pennichuck Corporation and Fleet National Bank (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A12G/A, filed on April 30, 2002 and incorporated herein by reference)

4.3	Second Amendment to Rights Agreement dated January 14, 2002, by and between Pennichuck Corporation and EquiServe Trust Company, N.A. (filed as Exhibit 4.2 to the Company’s Registration Statement on Form 8-A12G/A, filed on April 30, 2002 and incorporated herein by reference)

4.4	Agreement of Substitution and Amendment of Common Shares Rights Agreement dated January 15, 2002, by and between Pennichuck Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.3 to the Company’s Registration Statement on Form 8-A12G/A, filed on April 30, 2002 and incorporated herein by reference)

4.5	Amendment to Rights Agreement dated April 29, 2002, by and between Pennichuck Corporation and American Stock Transfer & Trust Company (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 29, 2002 and incorporated herein by reference)

Exhibit
Number		Exhibit Description

4.6		Dividend Reinvestment and Common Stock Purchase Plan, as amended (included in the prospectus in the Company’s Registration Statement on Form S-3/A, filed on April 8, 2009 and incorporated herein by reference)

4.7		Amendment to Rights Agreement, effective as of August 15, 2006, by and between Pennichuck Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A12G/A, filed on September 25, 2006 and incorporated herein by reference)

4.8		Sixth Amendment to Rights Agreement, effective as of March 2, 2009, by and between Pennichuck Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.8 to the Company’s Registration Statement on Form 8-A12G/A filed on March 5, 2009 and incorporated herein by reference)

4.9		Letter agreement, effective as of March 18, 2009, by and between Pennichuck Corporation and GAMCO Investors, Inc. and its affiliated entities (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 19, 2009 and incorporated herein by reference)

4.10		Seventh Amendment to Rights Agreement, effective as of March 24, 2010, by and between Pennichuck Corporation and American Stock Transfer & Trust Company, LLC (filed as Exhibit 4.10 to the Company’s Registration Statement on Form 8-A12G/A filed on March 26, 2010 and incorporated herein by reference)

4.11		Eighth Amendment to Rights Agreement, effective as of October 29, 2010, by and between Pennichuck Corporation and American Stock Transfer & Trust Company, LLC (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on November 1, 2010 and incorporated herein by reference)

4.12		Ninth Amendment to Rights Agreement, effective as of November 11, 2010, by and between Pennichuck Corporation and American Stock Transfer & Trust Company, LLC (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on November 12, 2010 and incorporated herein by reference)

10.1		Amendment Agreement, dated as of June 23, 2011, by and Among Pennichuck Corporation and Bank of America, N.A. (successor by merger to Fleet National Bank)

31.1		Certification

31.2		Certification

32.1		Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101.	INS	XBRL Instance Document

101.	SCH	XBRL Taxonomy Extension Schema Document

101.	CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.	DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.	LAB	XBRL Taxonomy Extension Label Linkbase Document

101.	PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pennichuck Corporation (Registrant)
Date: August 8, 2011	By:	/s/ Duane C. Montopoli
Duane C. Montopoli
President and Chief Executive Officer

Date: August 8, 2011	By:	/s/ Thomas C. Leonard
Thomas C. Leonard
Senior Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.		Description
10.1		Amendment Agreement, dated as of June 23, 2011, by and Among Pennichuck Corporation and Bank of America, N.A. (successor by merger to Fleet National Bank)

31.1		Certification

31.2		Certification

32.1		Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101.	INS	XBRL Instance Document

101.	SCH	XBRL Taxonomy Extension Schema Document

101.	CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.	DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.	LAB	XBRL Taxonomy Extension Label Linkbase Document

101.	PRE	XBRL Taxonomy Extension Presentation Linkbase Document