Form 10-Q
period 2011-09-30
PENNICHUCK CORP
filed 2011-11-07
CIK 788885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2011
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
Common Stock, $1 Par Value, 4,690,329 shares outstanding as of November 1, 2011

PENNICHUCK CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
September 30, 2011

- i -

PART I. FINANCIAL INFORMATION (Unaudited)

ITEM 1.	FINANCIAL STATEMENTS
PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	As of
	September 30,	December 31,
	2011	2010
ASSETS
Property, Plant and Equipment, net	$159,638	$158,796

Current Assets:
Cash and cash equivalents	4,477	2,383
Accounts receivable, net of allowance of $48 as of September 30, 2011 and $54 as of December 31, 2010	2,420	2,153
Unbilled revenues	4,326	2,389
Materials and supplies	762	743
Deferred and refundable income taxes	49	717
Prepaid expenses	580	1,307

Total Current Assets	12,614	9,692

Other Assets:
Deferred land costs	2,528	2,497
Deferred charges and other assets	9,920	10,502
Investment in real estate partnership	112	114

Total Other Assets	12,560	13,113

TOTAL ASSETS	$184,812	$181,601

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) — CONTINUED
(in thousands, except share data)

	As of
	September 30,	December 31,
	2011	2010
SHAREHOLDERS’ EQUITY AND LIABILITIES
Shareholders’ Equity:
Common stock — $1 par value; Authorized - 11,500,000 shares in 2011 and 2010; Issued — 4,690,237 and 4,677,105 shares, respectively; Outstanding — 4,689,035 and 4,675,903 shares, respectively	$4,690	$4,677
Additional paid in capital	41,573	41,312
Retained earnings	11,855	10,488
Accumulated other comprehensive loss	(492)	(189)
Treasury stock, at cost; 1,202 shares in 2011 and 2010	(138)	(138)

Total Shareholders’ Equity	57,488	56,150

Preferred stock, $100 par value, 15,000 shares authorized; and, no par value, 100,000 shares authorized, no shares issued in 2011 and 2010	—	—

Long-term Debt, Less Current Portion	59,116	59,666

Current Liabilities:
Current portion of long-term debt	1,073	1,053
Accounts payable	1,018	1,972
Accrued interest payable	349	701
Accrued wages and payroll withholding	495	565
Accrued liability — retainage	136	178
Other current liabilities	406	406

Total Current Liabilities	3,477	4,875

Deferred Credits and Other Reserves:
Deferred income taxes	21,400	19,180
Other deferred credits and other reserves	10,396	9,846

Total Deferred Credits and Other Reserves	31,796	29,026

Contributions in Aid of Construction	32,935	31,884

TOTAL SHAREHOLDERS’ EQUITY AND LIABILITIES	$184,812	$181,601

See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Operating Revenues	$11,901	$11,765	$30,214	$28,294

Operating Expenses:
Operations and maintenance	4,918	4,980	14,054	13,817
Depreciation and amortization	1,049	1,049	3,147	3,152
Taxes other than income taxes	1,065	974	3,304	2,877

Total Operating Expenses	7,032	7,003	20,505	19,846

Operating Income	4,869	4,762	9,709	8,448
Eminent Domain and Merger-related Costs	(99)	(159)	(672)	(392)
Net Loss from Investment Accounted for Under the Equity Method	(1)	(2)	(5)	(5)
Other Expense, Net	(1)	(1)	(19)	(1)
Allowance for Funds Used During Construction	—	4	4	14
Interest Income	—	1	—	2
Interest Expense	(831)	(841)	(2,449)	(2,528)

Income Before Provision for Income Taxes	3,937	3,764	6,568	5,538
Provision for Income Taxes	1,560	1,491	2,602	2,194

Net Income	2,377	2,273	3,966	3,344
Other Comprehensive Loss, Net of Tax:
Unrealized loss on derivatives	(285)	(105)	(304)	(385)

Comprehensive Income	$2,092	$2,168	$3,662	$2,959

Earnings per Common Share:
Basic	$0.51	$0.49	$0.85	$0.72
Diluted	$0.50	$0.48	$0.83	$0.71
Weighted Average Common Shares Outstanding:
Basic	4,685,170	4,660,077	4,682,220	4,657,404
Diluted	4,759,575	4,696,338	4,755,818	4,685,389

Dividends Paid per Common Share	$0.185	$0.180	$0.555	$0.540
See notes to condensed consolidated financial statements

PENNICHUCK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Nine Months Ended
	September 30,
	2011	2010
Operating Activities:
Net income	$3,966	$3,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,311	3,320
Amortization of deferred investment tax credits	(25)	(25)
Provision for deferred income taxes	2,423	447
Equity component of allowance for funds used during construction	(2)	(7)
Undistributed loss in real estate partnership	5	5
Stock-based compensation expense	87	207
Changes in assets and liabilities	(1,460)	366

Net cash provided by operating activities	8,305	7,657

Investing Activities:
Purchases of property, plant and equipment, including debt component of allowance for funds used during construction	(3,200)	(4,959)
Increase in investment in real estate partnership and deferred land costs	(34)	(17)

Net cash used in investing activities	(3,234)	(4,976)

Financing Activities:
Payments on long-term debt	(1,289)	(6,190)
Contributions in aid of construction	5	215
Proceeds from long-term borrowings	750	5,602
Debt issuance costs	(31)	(43)
Proceeds from issuance of common stock	187	181
Dividends paid	(2,599)	(2,515)

Net cash used in financing activities	(2,977)	(2,750)

Increase (decrease) in cash and cash equivalents	2,094	(69)
Cash and cash equivalents, beginning of period	2,383	1,570

Cash and cash equivalents, end of period	$4,477	$1,501

Supplemental disclosure on cash flow and non-cash items for the nine months ended September 30, 2011 and 2010 is presented below.

	For the Nine Months Ended
	September 30,
	2011	2010
Cash paid (refunded) during the period for:
Interest	$2,628	$2,788

Income taxes	$(438)	$718

Non-cash items:
Contributions in aid of construction	$1,573	$179

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
Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The condensed consolidated balance sheet amounts shown under the December 31, 2010 column have been derived from the audited financial statements of our Company as contained in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”).
Description of Business:
We are an investor-owned holding company headquartered in Merrimack, New Hampshire. We have five wholly-owned operating subsidiaries: Pennichuck Water, Pennichuck East, and Pittsfield Aqueduct (collectively referred to as our Company’s “utility subsidiaries”), which are involved in regulated water supply and distribution to customers in New Hampshire; Service Corporation which conducts non-regulated water-related services; and Southwood which owns several parcels of undeveloped land.
Our Company’s regulated water utility subsidiaries are engaged principally in the collection, storage, treatment and distribution of potable water to approximately 34,500 customers throughout the State of New Hampshire. The utility subsidiaries, which are regulated by the New Hampshire Public Utilities Commission (the “NHPUC”), are subject to the provisions of Accounting Standards Codification (“ASC”) Topic 980 “Regulated Operations.”
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

Relating to NHPUC approval of the proposed merger with the City, on October 18, 2011, the Company, the City, the NHPUC Staff and certain other parties entered into and filed with the NHPUC a Settlement Agreement (the “2011 Settlement Agreement”) in which they recommended that the NHPUC approve the merger. The final hearing before the NHPUC was held on October 25, 2011 and all parties are now awaiting the ruling of the NHPUC. The NHPUC’s ruling is subject to appeal during the 30-day period following its issuance; thereafter, if no appeal is filed, it becomes final.
Additionally, under the terms of the Merger Agreement, the City, in effect, has 90 days after the NHPUC ruling becomes final to complete the financing. Therefore, while the merger could possibly be completed by December 31, 2011, we believe that if the NHPUC approves the merger, it is more likely to be completed in the first quarter of 2012.
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

(c) Property, Plant and Equipment
The components of property, plant and equipment as of September 30, 2011 and December 31, 2010 were as follows:

	As of
	September 30,	December 31,
(in thousands)	2011	2010

Utility Property:
Land and land rights	$2,946	$2,994
Source of supply	49,449	49,304
Pumping & purification	28,413	28,072
Transmission & distribution, including Services, meters and hydrants	112,874	109,817
General and other equipment	9,853	9,496
Intangible plant	759	747
Construction work in progress	993	684

Total utility property	205,287	201,114
Total non-utility property	5	5

Total property, plant & equipment	205,292	201,119
Less accumulated depreciation	(45,654)	(42,323)

Property, plant and equipment, net	$159,638	$158,796

(d) Cash and Cash Equivalents
Cash and cash equivalents generally consist of cash, money market funds and other short-term liquid investments with original maturities of three months or less.
(e) Concentration of Credit Risks
Financial instruments that subject our Company to credit risk consist primarily of cash and accounts receivable. Our cash balances are invested both in a money market fund consisting of government-backed securities and in a financial institution insured by the Federal Deposit Insurance Corporation (“FDIC”). Occasionally, our cash balance with this financial institution exceeds the FDIC limit. Our accounts receivable balances primarily represent amounts due from the residential, commercial and industrial customers of our regulated water utility operations as well as receivables from our Service Corporation customers.

(f) Deferred Charges and Other Assets
Deferred charges include certain regulatory assets and costs of obtaining debt financing. Regulatory assets are amortized over the periods they are recovered through NHPUC-authorized water rates. Deferred financing costs are amortized over the term of the related bonds and notes. Our Company’s utility subsidiaries have recorded certain regulatory assets in cases where the NHPUC has permitted, or is expected to permit, recovery of these costs over future periods. Currently, the regulatory assets are being amortized over periods ranging from four to 25 years. Deferred charges and other assets as of September 30, 2011 and December 31, 2010 consisted of the following:

	As of
	September 30,	December 31,	Recovery
(in thousands)	2011	2010	Period

Regulatory assets:
Source development charges	$890	$932	5 – 25
Miscellaneous studies	537	681	4 – 25
Sarbanes-Oxley costs	98	244	5
Unrecovered pension and post-retirement benefits expense	3,822	3,960	

Total regulatory assets	5,347	5,817
Franchise fees and other	—	7
Supplemental executive retirement plan asset	690	636
Deferred financing costs	3,883	4,042

Total deferred charges and other assets	$9,920	$10,502

	We expect to recover the deferred pension and other post-retirement amounts consistent with the anticipated expense recognition of the pension and other post-retirement costs.
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
(h) Earnings Per Share
Basic net income per share is computed using the weighted average number of common shares outstanding for a period. Diluted net income per share is computed using the weighted average number of common and dilutive potential common shares outstanding for the period. For the three and nine months ended September 30, 2011 and 2010, dilutive potential common shares consisted of outstanding stock options.

The dilutive effect of outstanding stock options is computed using the treasury stock method. Calculations of the basic and diluted net income per common share and potential common share for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share data)	2011	2010	2011	2010

Basic net income per share	$0.51	$0.49	$0.85	$0.72
Dilutive effect of unexercised stock options	(0.01)	(0.01)	(0.02)	(0.01)

Diluted net income per share	$0.50	$0.48	$0.83	$0.71

Numerator:
Net income	$2,377	$2,273	$3,966	$3,344

Denominator:
Basic weighted average common shares outstanding	4,685,170	4,660,077	4,682,220	4,657,404
Dilutive effect of unexercised stock options	74,405	36,261	73,598	27,985

Diluted weighted average common shares outstanding	4,759,575	4,696,338	4,755,818	4,685,389

The following table lists the number of options to purchase shares of common stock that was not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2011 and 2010 because their effect would have been antidilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Number of options to purchase shares of common stock excluded from the computation of diluted earnings per share	—	—	—	34,200

(i) Interest Rate Swap
As of September 30, 2011, we had an interest rate swap that qualifies as a derivative. This financial instrument is designated as a cash flow hedge and is used to mitigate interest rate risk associated with our outstanding $4.3 million loan that has a floating interest rate based on the three-month London Interbank Offered Rate (“LIBOR”) plus 1.75% as of September 30, 2011. The combined effect of the LIBOR-based borrowing formula and the swap produces an “all-in fixed borrowing cost” equal to 5.95%. The fair value of this derivative, as of September 30, 2011 and December 31, 2010, included in our condensed consolidated balance sheet under “Other deferred credits and other reserves” was $820,000 and $314,000, respectively. Changes in the fair value of this derivative were deferred in accumulated other comprehensive loss.
Swap settlements are recorded in the income statement with the hedged item as interest expense. During the three months ended September 30, 2011 and 2010, $43,000 and $43,000, respectively, was reclassified from accumulated other comprehensive loss to interest expense as a result of swap settlements. During the nine months ended September 30, 2011 and 2010, $128,000 and $102,000, respectively, was reclassified from accumulated other comprehensive loss to interest expense as a result of swap settlements. We expect to reclassify approximately $161,000 from accumulated other comprehensive loss to interest expense as a result of swap settlements, over the next twelve months.

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
On June 16, 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This ASU amends the ASC to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single statement of comprehensive income or in two separate but consecutive statements. The amendments are effective for public entities for interim and annual periods beginning after December 15, 2011, and should be applied retrospectively. Early adoption is permitted for public entities. We currently expect to adopt this standard in the fourth quarter of 2011. We are currently reviewing the effect this new pronouncement will have on our consolidated financial statements.
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
During the three and nine months ended September 30, 2011 and 2010, we made the following contributions to the DB Plan:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010

Amount of contribution to the Plan	$494	$134	$837	$380

In order to satisfy the minimum funding requirements of the Employee Retirement Income Security Act of 1974, we anticipate that we will contribute approximately $1.0 million to the DB Plan in 2011.
The components of net DB Plan costs were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010

Service cost, benefits earned during the period	$171	$164	$512	$492
Interest cost on projected benefit obligation	165	155	494	464
Expected return on plan assets	(135)	(124)	(403)	(372)
Recognized net actuarial loss	42	42	127	127

Net periodic benefit cost	$243	$237	$730	$711

During the three and nine months ended September 30, 2011 and 2010, we made the following contributions to the OPEB Plans.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010

Amount of contribution into the program	$14	$10	$39	$31

The components of net OPEB Plans costs were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010

Service cost, benefits earned during the period	$30	$32	$91	$95
Interest cost on accumulated post-retirement and post-employment benefit obligation	35	35	104	104
Expected return on plan assets	(14)	(13)	(42)	(37)
Amortization of prior service cost	5	—	15	—
Recognized net actuarial loss	(2)	5	(6)	16

Net periodic benefit cost	$54	$59	$162	$178

The net periodic pension and other post-retirement benefit costs were estimated based on 2010 year end participant census data.

Note 3 — Stock-based Compensation Plan
Share-based payments to employees, from grants of stock options, are recognized as compensation expense in the condensed consolidated financial statements based on their fair value on the grant date. For purposes of calculating the fair value of each stock grant as of the date of grant, our Company uses the Black Scholes Option Pricing model.
The impact of stock-based compensation on the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010

Stock-based compensation	$24	$32	$87	$207
Income taxes	(10)	(13)	(35)	(83)

Stock-based compensation, net of tax	$14	$19	$52	$124

The total compensation cost related to non-vested stock option awards was approximately $46,000, net of tax, as of September 30, 2011. These costs are expected to be recognized during the remainder of 2011 through 2013.
We have periodically granted our officers and key employees incentive and non-qualified stock options on a discretionary basis pursuant to the 2009 Equity Incentive Plan (the “2009 Plan”); however, during the term of the Merger Agreement, we are not permitted to issue options or other forms of equity.
Options issued under the 2009 Plan during the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Options issued under the 2009 Plan	—	—	—	71,900

As of September 30, 2011, 111,934 shares were available for future grant under the 2009 Plan.
Note 4 — Commitments and Contingencies
Merger Agreement with the City of Nashua and Prior Eminent Domain Proceedings
In 2002, the City of Nashua (the “City”) began an effort to acquire all or a significant portion of Pennichuck Water’s assets through an eminent domain proceeding under New Hampshire Revised Statutes Annotated Chapter 38, as well as the assets of the Company’s Pennichuck East and Pittsfield Aqueduct utility subsidiaries. As discussed in Note 1, “Description of Business, Acquisition of Company and Summary of Significant Accounting Policies” in Part I, Item I, in this Quarterly Report on Form 10-Q, on November 11, 2010, we entered into a Merger Agreement with the City pursuant to which the City will, subject to a number of conditions precedent and contingencies, purchase all the outstanding common stock and common stock equivalents of Pennichuck Corporation for $29.00 per share. Concurrently, we and the City also agreed to terminate the current eminent domain proceeding as of the end of the term of the Merger Agreement and regardless of whether the merger is ultimately completed.

History of the City of Nashua’s Eminent Domain Proceeding and the Merger Agreement
We entered into an agreement in April 2002 to be acquired by Aqua America, Inc. (then named Philadelphia Suburban Corporation) by merger. The merger was subject to several conditions, including approval by our shareholders and approval by the NHPUC.
The City’s Mayor at that time stated his opposition to our proposed merger with Aqua America after we announced it. In November 2002, the City of Nashua Board of Aldermen adopted a formal resolution to hold a City-wide referendum to approve the initiation of an eminent domain proceeding or other acquisition of all or a portion of Pennichuck Water’s system serving the residents of Nashua and others. In January 2003, Nashua’s residents approved the referendum. In February 2003, before we submitted the merger to vote by our shareholders, we and Aqua America agreed to abandon the proposed merger because of actions taken by the City to acquire our assets by eminent domain.
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
On November 11, 2010, the City and the Company entered into a Merger Agreement pursuant to which the City will, subject to a number of conditions precedent and contingencies, purchase all of the outstanding common stock and common stock equivalents of the Company for $29.00 per share, or approximately $138 million, in cash. On January 11, 2011, the City’s Board of Aldermen voted 14 — 1 to approve and ratify the Merger Agreement and the issuance of bonds to finance the acquisition.
The shareholders of the Company approved the Merger Agreement at a Special Shareholder Meeting held on June 15, 2011.

The consummation of the merger is also subject to approval by the NHPUC. If the NHPUC approves the merger, the City’s obligation to complete the transaction is subject to (a) there being no burdensome approval conditions imposed by the NHPUC that would materially adversely affect the City’s expected economic benefits from the transaction and (b) the City’s ability to obtain appropriate financing after all the conditions precedent (including those specified above and other customary closing conditions) have been met.
Relating to NHPUC approval of the proposed merger with the City, on October 18, 2011, the Company, the City, the NHPUC Staff and certain other parties entered into and filed with the NHPUC the 2011 Settlement Agreement in which they recommended that the NHPUC approve the merger. The final hearing before the NHPUC was held on October 25, 2011 and all parties are now awaiting the ruling of the NHPUC. The NHPUC’s ruling is subject to appeal during the 30-day period following its issuance; thereafter, if no appeal is filed, it becomes final.
Additionally, under the terms of the Merger Agreement, the City, in effect, has 90 days after the NHPUC ruling becomes final to complete the financing. Therefore, while the merger could possibly be completed by December 31, 2011, we believe that if the NHPUC approves the merger, it is more likely to be completed in the first quarter of 2012.
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
The line titled “Other” is not a reportable segment and is shown only to reconcile to the total amounts shown in our condensed consolidated financial statements. The following table presents information about our primary business segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010

Operating revenues:
Regulated water utility operations	$11,213	$11,118	$28,208	$26,442
Water management services	685	644	1,999	1,845
Other	3	3	7	7

Total operating revenues	$11,901	$11,765	$30,214	$28,294

Net income (loss):
Regulated water utility operations	$2,396	$2,300	$4,279	$3,485
Water management services	65	64	134	106
Other	(84)	(91)	(447)	(247)

Total net income (loss)	$2,377	$2,273	$3,966	$3,344

	As of
	September 30,	December 31,
(in thousands)	2011	2010

Total assets:
Regulated water utility operations	$177,720	$176,098
Water management services	165	127
Other	6,927	5,376

Total assets	$184,812	$181,601

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
For assets and liabilities measured at fair value on a recurring basis, the fair value measurement by levels within the fair value hierarchy used as of September 30, 2011 and December 31, 2010 was as follows:

(in thousands)	Total	Level 1	Level 2	Level 3

September 30, 2011:
Interest rate swap	$(820)	$—	$(820)	$—

December 31, 2010:
Interest rate swap	$(314)	$—	$(314)	$—

The carrying value of certain financial instruments included in the accompanying condensed consolidated balance sheet, along with the related fair value, as of September 30, 2011 and December 31, 2010 was as follows:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value

Liabilities:
Long-term debt	$(60,189)	$(53,360)	$(60,719)	$(56,401)

Interest rate swap liability	$(820)	$(820)	$(314)	$(314)

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration. The fair value for long-term debt shown above does not purport to represent the amounts at which those debt obligations would be settled. The fair market value of our interest rate swap represents the estimated cost to terminate this agreement as of September 30, 2011 based upon the then-current interest rates and the related credit risk.
The carrying values of our cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of their short maturity dates.
Note 7 — Equity Investment in Unconsolidated Company
As of September 30, 2011 and December 31, 2010, Southwood held a 50 percent ownership interest in a limited liability company known as HECOP IV. HECOP IV, whose assets and liabilities are not included in the accompanying condensed consolidated balance sheets, owns approximately nine acres of undeveloped land in Merrimack, New Hampshire. The remaining ownership interest in HECOP IV is held by John P. Stabile II, principal owner of H. J. Stabile & Son, Inc. The short-term cash needs of HECOP IV are expected to be funded by its partners on an on-going basis and are not expected to be significant.
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
In determining the income reported in our condensed consolidated financial statements, all merger-related costs, which totaled approximately $741,000 in the aggregate as of September 30, 2011, have been expensed as incurred. Furthermore, based upon the nature and timing of such costs and without assuming that the planned merger will be completed, we have elected to treat such costs as timing differences in determining the provision for income taxes in our condensed consolidated financial statements. Accordingly, we have recorded an income tax expense benefit for such costs in the same periods in which such costs have been incurred and recorded. If and when the proposed merger actually closes, these costs may no longer be deductible in determining the income tax provision and would be capitalized as part of the merger consideration.

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
The percentage of our operating revenues generated by our regulated water utility subsidiaries as a group, and by Pennichuck Water separately, for the three and nine months ended September 30, 2011 and 2010 was as follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
All regulated water utility subsidiaries	94%	95%	93%	93%

Pennichuck Water	77%	76%	76%	74%
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
Southwood is engaged in real estate management and commercialization activities. Historically, most of Southwood’s activities were conducted through real estate joint ventures. Over the past 10 years, Southwood has participated in four joint ventures with John P. Stabile II, a local developer. Southwood’s earnings have from time to time during that period contributed a significant percentage of our net income, including for the year ended December 31, 2008 (i.e., the January 2008 sale of the three commercial office buildings that comprised substantially all of the assets of HECOPs I, II and III). Southwood’s contributions to our earnings from the sale of real estate have increased the fluctuations in our net income during the 10-year period. Looking ahead, we expect real estate commercialization to contribute a smaller proportion of our revenues and earnings over the next several years. Furthermore, during the term of our Merger Agreement (defined below) with the City of Nashua (the “City”), our ability to commercialize additional undeveloped landholdings shall generally be subject to the advance written consent of the City.
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
As you read Management’s Discussion and Analysis, refer to our Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements in Part I, Item 1, in this Quarterly Report on Form 10-Q.
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

Forward-looking statements involve risks and uncertainties, and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Such factors include, but are not limited to, the timing and outcome of the merger-related NHPUC hearing and approval process, a future judicial or regulatory determination that events prior to the November 11, 2010 effective date of our Merger Agreement with the City of Nashua constituted a final determination of the price to be paid under RSA 38:13 and triggered the statutory 90-day period within which the City was required to decide whether to take, by eminent domain, the assets of our Pennichuck Water subsidiary; the expiration of said 90-day period without the City having made any such decision; whether the merger transaction with the City of Nashua is ultimately completed; the success of applications for rate relief; changes in governmental regulations; changes in the economic and business environment that may impact demand for our water, services and real estate products; changes in capital requirements that may affect our level of capital expenditures; changes in business strategy or plans; and fluctuations in weather conditions that impact water consumption. For a complete discussion of our risk factors, see Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2010. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
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
The shareholders of the Company approved the Merger Agreement at a Special Shareholder Meeting held on June 15, 2011.
The consummation of the merger is also subject to approval by the NHPUC. If the NHPUC approves the merger, the City’s obligation to complete the transaction is subject to, (i) there being no burdensome conditions imposed by the NHPUC that would materially adversely affect the City’s expected economic benefits from the transaction, and (ii) the City’s ability to obtain appropriate financing after all the conditions precedent (including those specified above and other customary closing conditions) have been met.
Relating to the NHPUC approval of the proposed merger with the City, on October 18, 2011, the Company, the City, the NHPUC Staff and certain other parties entered into and filed with the NHPUC the 2011 Settlement Agreement in which they recommended that the NHPUC approve the merger. The final hearing before the NHPUC was held on October 25, 2011 and all parties are now awaiting the ruling of the NHPUC. The NHPUC’s ruling is subject to appeal during the 30-day period following its issuance; thereafter, if no appeal is filed, it becomes final.

Additionally, under the terms of the Merger Agreement, the City, in effect, has 90 days after the NHPUC ruling becomes final to complete the financing. Therefore, while the merger could possibly be completed by December 31, 2011, we believe that if the NHPUC approves the merger, it is more likely to be completed in the first quarter of 2012.
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
We have not deferred costs incurred to defend against the City’s eminent domain proceeding against our Pennichuck Water subsidiary or in connection with the proposed merger. We have, however, asked for recovery of a portion of these costs in rate relief filed with the NHPUC in May 2010. Our request has been stayed pending the outcome of the proposed acquisition by the City.
Revenue Recognition. The revenues of our regulated water utility subsidiaries are based on authorized rates approved by the NHPUC. Estimates of water utility revenues for water delivered to customers but not yet billed are accrued at the end of each accounting period. We read our customer meters on a monthly basis and record revenues based on those readings. Unbilled revenues from the last meter-reading date to the end of the accounting period are estimated based on historical usage and applicable water rates. Actual results could differ from those estimates. Accrued unbilled revenues recorded in the accompanying condensed consolidated financial statements as of September 30, 2011 and December 31, 2010 were $4.3 million and $2.4 million, respectively. At September 30, 2011, unbilled revenues included $1.3 million of recoupment revenue recognized in the second quarter of 2011 that resulted from permanent rate increase orders for Pennichuck Water and Pittsfield Aqueduct that will be billed pro-rata over a 12 month period commencing in November 2011.

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
Results of Operations — General
In this section, we discuss our results of operations for the three and nine months ended September 30, 2011 and 2010 and the factors affecting them. Our operating activities are discussed in Note 5, “Business Segment Reporting” in Part I, Item I, in this Quarterly Report on Form 10-Q.
Results of Operations — Three Months Ended September 30, 2011
Compared to Three Months Ended September 30, 2010
Overview
Our revenues, and consequently our net income, can be significantly affected by economic and weather conditions as well as customer conservation efforts, and in past years, our net income has been significantly affected by periodic sales of significant real estate assets. Water revenues are typically at their lowest point during the first and fourth quarters of the calendar year. Water revenues in the second and third quarters tend to be greater because of increased water consumption for non-essential usage by our customers during the late spring and summer months.
For the three months ended September 30, 2011, our net income was $2.4 million, compared to net income of $2.3 million for the three months ended September 30, 2010. On a per share basis (diluted), net income for the three months ended September 30, 2011 was $0.50 as compared to net income of $0.48 for the three months ended September 30, 2010.

Regulated Water Utility Operations
Our regulated water utility operations include the activities of Pennichuck Water, Pennichuck East and Pittsfield Aqueduct, each of which is regulated by the NHPUC.
For the three months ended September 30, 2011, our utility operating revenues were $11.2 million as compared to $11.1 million for the three months ended September 30, 2010, an increase of $94,000 or 0.8%. This slight increase was the net result of higher water rates in this year’s third quarter being applied to comparatively lower water usage volumes. Pennichuck Water was granted an 11.95% permanent rate increase in June 2011. However, the effect of this rate increase on revenues for this year’s third quarter was largely offset by an approximate 15% decline in water usage volumes, as weather conditions for the third quarter of 2010 were unusually dry and warm.
For the three months ended September 30, 2011, 67% of our billed regulated water utility usage was to residential customers, and 28% to commercial and industrial customers, with the balance being principally from billings to municipalities.
We believe our customer usage is impacted by the weather, the economy and conservation efforts in response to rate increases, as well as general customer response to various conservation focused communications and the continuing installation of more water efficient appliances.
For the three months ended September 30, 2011, our total utility operating expenses decreased by approximately 0.5% over the three months ended September 30, 2010 as shown in the table below.

	Three Months Ended September 30,
(in thousands)	2011	2010	Change

Operations & maintenance	$4,295	$4,423	$(128)
Depreciation & amortization	1,049	1,046	3
Taxes other than income taxes	1,065	974	91

Total Utility Operating Expenses	$6,409	$6,443	$(34)

The operations and maintenance expenses of our regulated water utility business include such categories as:
•	Water supply, treatment, purification and pumping;

•	Transmission and distribution system functions, including repairs and maintenance and meter reading; and

•	Engineering, customer service and general and administrative functions.
The $34,000 decrease in our utilities’ operating expenses versus the same period in 2010 was the result of numerous variations, including the following:
•	Decreased production costs of $202,000 primarily related to decreased production fuel and power costs; offset by

•	Increased taxes other than income taxes of $91,000 principally related to increased real estate taxes resulting from capital additions and increased assessed values on our water system properties; and

•	Increased general and administrative costs of approximately $47,000 principally due to an increase in the cost of healthcare and other employee benefits.

As a result of the above changes in operating revenues and expenses, regulated water utility operating income increased by $128,000, or 2.7%, for the three months ended September 30, 2011 over the three months ended September 30, 2010.
Water Management Services
The operating revenues of our water management services segment increased to $685,000 for the three months ended September 30, 2011 from $644,000 for the three months ended September 30, 2010, resulting in an increase of $41,000, or 6.5%, primarily as a result of increased unplanned maintenance work under certain service contracts. The net income of our water management services segment for the three months ended September 30, 2011 remained essentially unchanged from the three months ended September 30, 2010. We expect that net income for the remainder of 2011 will be consistent with the fourth quarter of 2010.
Eminent domain and merger-related costs
Our eminent domain and merger-related costs were $99,000 for the three months ended September 30, 2011 as compared to $159,000 for the three months ended September 30, 2010, a decrease of $60,000. The 2011 and 2010 eminent domain and merger-related costs were primarily attributable to legal fees associated with the NHPUC proceedings and related activities.
Provision for Income Taxes
For the three months ended September 30, 2011, we recorded an income tax expense of $1.6 million compared to $1.5 million for the three months ended September 30, 2010. The effective income tax rate for both periods was 39.6%.
Results of Operations — Nine Months Ended September 30, 2011
Compared to Nine Months Ended September 30, 2010
Overview
Our revenues, and consequently our net income, can be significantly affected by economic and weather conditions as well as customer conservation efforts, and in past years, our net income has been significantly affected by periodic sales of major real estate assets. Water revenues are typically at their lowest point during the first and fourth quarters of the calendar year. Water revenues in the second and third quarters tend to be greater because of increased water consumption for non-essential usage by our customers during the late spring and summer months.

For the nine months ended September 30, 2011, our net income was $4.0 million, compared to net income of $3.3 million for the nine months ended September 30, 2010. On a per share basis (diluted), net income for the nine months ended September 30, 2011 was $0.83 as compared to net income of $0.71 for the nine months ended September 30, 2010. The principal factors that affected current period net income, relative to the comparable prior period, were the following:
•	An increase in regulated water utility operating income of $1.2 million;

•	A decrease in interest expense of $79,000; partially offset by

•	An increase in eminent domain and merger-related costs of $280,000; and

•	An increase in income tax expense of $408,000.
Regulated Water Utility Operations
Our regulated water utility operations include the activities of Pennichuck Water, Pennichuck East and Pittsfield Aqueduct, each of which is regulated by the NHPUC.
For the nine months ended September 30, 2011, our utility operating revenues increased to $28.2 million compared to $26.4 million for the nine months ended September 30, 2010, an increase of approximately $1.8 million or 6.7%. The increase in revenues was principally due to a 10.8% temporary rate increase granted to Pennichuck Water in October 2010 which was replaced by an 11.95% permanent rate increase granted to Pennichuck Water in June 2011. Operating revenues for the nine months ended September 30, 2011 also include approximately $1.2 million of recoupment revenue resulting from a permanent rate increase granted to Pennichuck Water on June 9, 2011. The recoupment revenue is the result of applying the permanent rates to service rendered from June 16, 2010, the date customers were notified of the rate increase filing, to the June 9, 2011 date of the permanent rate order. We also recorded a $209,000 negative adjustment to revenues to reflect a provision in the rate order requiring a sharing of gains on certain cell tower revenues recorded in prior years. This amount was recorded as a deferred credit on our balance sheet and is being amortized over four years retroactive to June 16, 2010.
The increase in revenues was partially offset by an 11% lower billed sales volume in 2011 compared to 2010 resulting from a combination of increased conservation and comparatively wetter and cooler weather in this year’s third quarter.
For the nine months ended September 30, 2011, 68% of our billed regulated water utility usage was to residential customers, and 28% to commercial and industrial customers, with the balance being principally from billings to municipalities.
We believe our customer usage is impacted by the weather, the economy, and conservation efforts in response to rate increases, as well as general customer response to various conservation focused communications and the continuing installation of more water efficient appliances.
For the nine months ended September 30, 2011, our total utility operating expenses increased by approximately 3.0% over the nine months ended September 30, 2010 as shown in the table below.

	Nine Months Ended September 30,
(in thousands)	2011	2010	Change

Operations & maintenance	$12,167	$12,055	$112
Depreciation & amortization	3,147	3,145	2
Taxes other than income taxes	3,304	2,876	428

Total Utility Operating Expenses	$18,618	$18,076	$542

The operations and maintenance expenses of our regulated water utility business include such categories as:
•	Water supply, treatment, purification and pumping;

•	Transmission and distribution system functions, including repairs and maintenance and meter reading; and

•	Engineering, customer service and general and administrative functions.
The $542,000 increase in our utilities’ operating expenses over the same period in 2010 was primarily the result of the following:
•	Increased taxes other than income taxes of $428,000 principally related to increased real estate taxes resulting from capital additions and increased assessed values on our water system properties;

•	Increased transmission and distribution costs of $149,000 primarily relating to routine and periodic maintenance costs, including snow removal;

•
Increased depreciation and amortization of $2,000 due to increased depreciation from property and plant additions during 2010 and the first three quarters of 2011 partly offset by amortization of a deferred credit ordered by the NHPUC from June 16, 2010 through June 30, 2011 in the amount of approximately $67,000 (as discussed previously); offset by

•
Decreased production costs of $62,000 primarily related to decreased production fuel and power costs, offset partially by increased purchased water costs in some of our small community water systems; and

•
Lower general and administrative costs of approximately $17,000 due principally to an increase in the cost of healthcare and other employee benefits, partly offset by reduced non-cash compensation expense from employee stock options.

As a result of the above changes in operating revenues and expenses, regulated water utility operating income increased by $1.2 million, or 14.6%, for the nine months ended September 30, 2011 over the nine months ended September 30, 2010.
Pennichuck Water had filed for rate relief with the NHPUC on May 7, 2010 seeking a permanent annual increase in revenues of $3.9 million, or 16.23%, plus a step increase of $0.9 million, or 3.68%. The rate relief request also included a request to recover certain amounts expended by us in connection with the eminent domain proceeding. On October 8, 2010, the NHPUC issued an order approving a temporary rate increase which equates to an annualized increase in revenues of approximately $2.6 million, or 10.8%, effective for bills rendered from and after October 8, 2010. On June 9, 2011, the NHPUC issued an order approving a permanent rate increase which equates to an annualized increase in revenues of approximately $2.9 million, or 11.95%, effective for service rendered from June 2010. The permanent rate increase replaced the temporary rate increase granted in October 2010.
A one-time recoupment of revenues, as discussed previously, was recorded in the second quarter of 2011 in the amount of approximately $1.2 million. Our request to recover approximately $5.4 million in eminent domain defense costs as part of the above rate case has been stayed pending the completion of the acquisition of our business by the City of Nashua.

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
Water Management Services
The operating revenues of our water management services segment increased to $2.0 million for the nine months ended September 30, 2011 from $1.8 million for the nine months ended September 30, 2010, resulting in an increase of $155,000, or 8.4%, primarily as a result of increased unplanned maintenance work under certain service contracts. The net income of our water management services segment increased by $28,000 to $134,000 for the nine months ended September 30, 2011 from $106,000 for the nine months ended September 30, 2010. We expect that net income for the remainder of 2011 will be consistent with the fourth quarter of 2010.
Eminent domain and merger-related costs
Our eminent domain and merger-related costs were $672,000 for the nine months ended September 30, 2011 as compared to $392,000 for the nine months ended September 30, 2010, an increase of $280,000. The increase was largely attributable to a $250,000 fee in connection with obtaining a “fairness opinion” from our merger-related financial advisors. The balance of the 2011 and the 2010 eminent domain and merger-related costs were primarily attributable to legal fees associated with the eminent domain and merger approval proceedings.
Interest Expense
For the nine months ended September 30, 2011, interest expense was $2.4 million, compared to $2.5 million in 2010. The decrease of $79,000 was primarily attributable to periodic reductions in debt principal related to various sinking fund payments and a patronage distribution in the amount of $37,000 declared and paid by a cooperative lending institution during the first quarter of 2011.
Provision for Income Taxes
For the nine months ended September 30, 2011, we recorded an income tax expense of $2.6 million compared to $2.2 million for the nine months ended September 30, 2010. The effective income tax rate for both periods was 39.6%.

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
For the past several years, cash flows have fluctuated largely based on four factors: (i) weather, (ii) amount and timing of rate increases, (iii) gain(s) recognized on the sale of non-utility real estate and cell tower leases, and (iv) costs associated with the City of Nashua’s eminent domain proceeding and the Merger Agreement. We expect that weather and the amount and timing of rate increases will continue to impact liquidity and that gains from the sale of non-utility real estate will occur relatively infrequently. We expect that additional costs will be incurred throughout most of 2011 primarily related to seeking NHPUC approval in connection with the proposed merger.
We utilize our revolving credit facility to a greater or lesser extent in response to variations in cash flow from the factors discussed above. Our Company has been able to obtain long-term financing as needed in the current economic environment.
Capital Expenditures Program
We are engaged in construction programs at our utility subsidiaries primarily for water distribution system repair, rehabilitation and replacement, water storage facility maintenance and additions, and water supply security. We expect our capital expenditures to be approximately $5.6 million $9.2 million and $6.9 million for the years ending December 31, 2011, 2012 and 2013, respectively. The timing of these projects may be impacted by weather, availability of contractors and equipment, coordination with other utilities and municipalities in order to reduce digging and paving costs and the availability and cost of financing.

Significant Financial Covenants
Our $16.0 million revolving credit loan agreement with Bank of America was amended in June 2011 to reduce the line to $12 million and to extend the expiration date to February 28, 2012. The reduction in the revolving credit facility was made to reflect our reduced borrowing needs in light of the completion of our water treatment plant last year. This loan agreement contains three financial maintenance tests which must be met on a quarterly basis. The capitalized terms below are used herein as defined in the revolving credit loan agreement. These maintenance tests, and our actual performance against these tests as of the dates specified, are as follows:
(1)	our Fixed Charge Coverage Ratio must exceed 1.2x (2.76x as of September 30, 2011);

(2)	our Tangible Net Worth must exceed $46.3 million ($57.5 million as of September 30, 2011); and

(3)	our Funded Debt (less certain cash and short-term investment balances, if any) must not exceed 65% of our Total Capitalization (49.4% as of September 30, 2011).
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
Several of Pennichuck Water’s loan agreements contain a covenant that prevents Pennichuck Water from declaring dividends if Pennichuck Water does not maintain a minimum net worth of $4.5 million. As of September 30, 2011, Pennichuck Water’s net worth was $54.9 million. One of Pennichuck East’s loan agreements contains a covenant that prevents Pennichuck East from declaring dividends if Pennichuck East does not maintain a minimum net worth of $1.5 million. As of September 30, 2011, Pennichuck East’s net worth was $6.7 million.
As of September 30, 2011, we complied with all of our financial covenants. Our ability to continue to satisfy these covenants depends on, among other factors, receipt of timely and adequate rate relief.
Quarterly Dividends
One of our primary uses of funds is dividends on our common stock, payable as and when declared by our Board of Directors. We have paid dividends on our common stock each year since 1856. On November 7, 2011, the Board of Directors declared a fourth quarter common stock dividend of $0.185 per share payable December 1, 2011 to shareholders of record as of November 18, 2011. The third quarter dividend amount results in an indicated annual rate of $0.74 per share. During the term of the Merger Agreement, we are restricted from increasing our dividend rate above the current rate although we are allowed to continue to pay dividends consistent with past practice. Accordingly, we expect to continue to pay comparable cash dividends in the future, subject to the terms of our debt agreements and the Merger Agreement, as more fully discussed above.

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
We have one interest rate financial instrument, an interest rate swap, described in detail in Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk”, in our Quarterly Report on Form 10-Q for the period ended September 30, 2010.

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
The City of Nashua, New Hampshire (the “City”) has been engaged in an effort that began in 2002 to acquire all or a significant portion of the assets of Pennichuck Water, our largest utility subsidiary, through an eminent domain proceeding under NHRSA Chapter 38, and to acquire the assets of our Pennichuck East and Pittsfield Aqueduct regulated utilities. As previously disclosed in a Form 8-K filed November 12, 2010 and in connection with the Merger Agreement, on November 11, 2010 our Company entered into an agreement with the City pursuant to which the pending eminent domain proceeding by the City against the Company (docketed by the NHPUC as DW 04-048) will be terminated as of the end of the term of the Merger Agreement even if the merger is not completed.
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

Both of these cases are currently in the discovery phase and are scheduled for mediation in November 2011. If such mediations are unsuccessful, each case is expected to be tried in the third quarter of 2012. With respect to one of these cases, based upon the limitation of liability provisions specified in Pittsfield Aqueduct’s tariff for the water services it provided at Birch Hill, the New Hampshire Superior Court dismissed all claims based on any theories other than negligence. The plaintiff in that case filed a motion for rehearing but the Court denied such motion on August 18, 2011.

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
On November 7, 2011, we issued a press release announcing our financial results for the three and nine months ended September 30, 2011. A copy of the press release is attached as Exhibit 99.1 to this Quarterly Report on Form 10-Q. The information contained in Exhibit 99.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing with the SEC under the Exchange Act of 1934 or the Securities Act of 1933, except as expressly set forth by specific reference in such a filing.

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

31.1	Certification

31.2	Certification

32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release — “Pennichuck Corporation Announces Third Quarter 2011 Earnings” dated November 7, 2011

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pennichuck Corporation (Registrant)
Date: November 7, 2011	By:	/s/ Duane C. Montopoli
Duane C. Montopoli
President and Chief Executive Officer

Date: November 7, 2011	By:	/s/ Thomas C. Leonard
Thomas C. Leonard
Senior Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification

31.2	Certification

32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release — “Pennichuck Corporation Announces Third Quarter 2011 Earnings” dated November 7, 2011

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document